Form 10-Q
period 2014-06-30
VERACYTE, INC.
filed 2014-08-14
CIK 1384101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, there were 21,487,855 shares of common stock, par value $0.001 per share, outstanding.

i

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

VERACYTE, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)	(Derived from audited financial statements)
Assets
Current assets:
Cash and cash equivalents	$57,998	$71,220
Accounts receivable, net of allowance of $112 and $107 as of June 30, 2014 and December 31, 2013	1,430	1,143
Supplies inventory	3,300	2,567
Prepaid expenses and other current assets	1,450	1,477
Total current assets	64,178	76,407
Property and equipment, net	3,312	2,952
Restricted cash	118	118
Other assets	142	153
Total assets	$67,750	$79,630
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,539	$5,294
Accrued liabilities	5,128	7,594
Deferred Genzyme co-promotion fee	2,500	2,500
Current portion of long-term debt	940	—
Total current liabilities	17,107	15,388
Long-term debt, net of current portion	4,031	4,899
Deferred rent, net of current portion	223	286
Deferred Genzyme co-promotion fee, net of current portion	1,364	2,614
Total liabilities	22,725	23,187
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 21,446,855 and 21,143,313 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	21	21
Additional paid-in capital	143,982	142,071
Accumulated deficit	(98,978)	(85,649)
Total stockholders’ equity	45,025	56,443
Total liabilities and stockholders’ equity	$67,750	$79,630

The accompanying notes are an integral part of these condensed financial statements.

VERACYTE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenue	$8,677	$5,068	$16,153	$9,452
Operating expenses:
Cost of revenue	3,966	3,231	7,573	6,004
Research and development	2,243	1,902	4,369	3,912
Selling and marketing	5,101	2,615	9,437	5,318
General and administrative	3,928	2,737	7,910	5,528
Total operating expenses	15,238	10,485	29,289	20,762
Loss from operations	(6,561)	(5,417)	(13,136)	(11,310)
Interest expense	(113)	(5)	(224)	(5)
Other income (expense), net	19	(1,068)	31	(2,070)
Net loss and comprehensive loss	$(6,655)	$(6,490)	$(13,329)	$(13,385)
Net loss per common share, basic and diluted	$(0.31)	$(7.53)	$(0.63)	$(16.47)
Shares used to compute net loss per common share, basic and diluted	21,237,196	861,839	21,193,014	812,703

The accompanying notes are an integral part of these condensed financial statements.

VERACYTE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2014	June 30, 2013
Operating activities
Net loss	$(13,329)	$(13,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	541	428
Bad debt expense	39	117
Genzyme co-promotion fee amortization	(1,250)	(1,250)
Stock-based compensation	1,367	489
Amortization of debt discount and issuance costs	54	2
Interest on debt balloon payment	40	—
Change in value of preferred stock liability	—	2,070
Changes in operating assets and liabilities:
Accounts receivable	(326)	(539)
Supplies inventory	(733)	280
Prepaid expenses and current other assets	93	(646)
Other assets	(11)	28
Accounts payable	3,377	35
Accrued liabilities and deferred rent	(2,526)	1,748
Net cash used in operating activities	(12,664)	(10,623)
Investing activities
Purchases of property and equipment	(904)	(941)
Change in restricted cash	—	50
Net cash used in investing activities	(904)	(891)
Financing activities
Proceeds from issuance of long-term debt, net of debt issuance costs	—	4,877
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	12,998
Commissions and issuance costs relating to the initial public offering	(129)	—
Proceeds from the exercise of common stock options	475	320
Net cash provided by financing activities	346	18,195
Net increase (decrease) in cash and cash equivalents	(13,222)	6,681
Cash and cash equivalents at beginning of period	71,220	14,002
Cash and cash equivalents at end of period	$57,998	$20,683

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

Basis of Presentation

The accompanying interim period condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  The condensed balance sheet as of June 30, 2014, and the condensed statements of operations and comprehensive loss and cash flows for the three and six months ended June 30, 2014 and 2013, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed balance sheet at December 31, 2013 has been derived from audited financial statements. The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results expected for the full fiscal year or any other period.

The accompanying interim period condensed financial statements and related financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The Company is also subject to credit risk from its accounts receivable related to its sales of Afirma. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. All of the Company’s accounts receivables are derived from sales of Afirma in the United States and Canada.

Through June 30, 2014, all of the Company’s revenues are derived from the sale of Afirma. The Company’s solution to date has been delivered primarily to physicians in the United States. The Company’s significant third-party payers and their related revenue as a percentage of total revenue are as follows:

	Six Months Ended June 30,
	2014	2013
Medicare	28%	35%
Aetna	11%	7%
United Healthcare	16%	14%
	55%	56%

Accounts receivable from Medicare amounted to 81% and 78% of accounts receivable as of June 30, 2014 and December 31, 2013. No other third-party payer represented more than 10% of the Company’s accounts receivable balances for these periods.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents consist primarily of amounts invested in money market accounts.

Restricted Cash

Deposits of $118,000 as of June 30, 2014 and December 31, 2013, were restricted from withdrawal and held by a bank in the form of collateral for letters of credit. The balance for each respective period consists of a letter of credit totaling $118,000 held as security for the lease of the Company’s office space in South San Francisco, California.

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

The balance of allowance for doubtful accounts as of June 30, 2014 and December 31, 2013, including charges to bad debt expense and write-offs, net of recoveries, was as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Beginning balance	$107	$222
Charged to expense	39	109
Write-offs, net of recoveries	(34)	(224)
Ending balance	$112	$107

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

Internal-use Software

The Company capitalizes costs incurred in the application development stage to design and implement the software used in the tracking and reporting of laboratory activity. Costs incurred in the development of application software are capitalized and amortized over an estimated useful life of three years on a straight line basis. The total cost, accumulated depreciation and net book value was $607,000, $259,000 and $348,000, respectively, as of June 30, 2014, and was $482,000, $195,000 and $287,000, respectively, as of December 31, 2013, and are included in property and equipment in the Company’s condensed balance sheets. During the six months ended June 30, 2014 and 2013, the Company capitalized $125,000 and $166,000, respectively, of software development costs. Amortization expense totaled $32,000 and $64,000 in the three and six months ended June 30, 2014, respectively, and $22,000 and $38,000, in the three and six months ended June 30, 2013, respectively.

Long-lived Assets

The Company annually reviews long-lived assets for impairment or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. There were no impairments for the six months ended June 30, 2014 and 2013.

Bonus Accruals

The Company accrues for liabilities under discretionary employee and executive bonus plans. These estimated compensation liabilities are based on progress against corporate objectives approved by the Board of Directors, compensation levels of eligible individuals, and target bonus percentage levels. The Board of Directors and the Compensation Committee of the Board of Directors review and evaluate the performance against these objectives and ultimately determine what discretionary payments are made. As of June 30, 2014 and December 31, 2013, the Company accrued $400,000 and $1.1 million, respectively, for liabilities associated with these employee and executive bonus plans which are included in accrued liabilities in the Company’s condensed balance sheets.

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities.

Revenue Recognition

The Company’s revenue is generated from the provision of diagnostic services using the Afirma solution. The Company’s service is completed upon the delivery of test results to the prescribing physician which triggers the billing for the service. The Company recognizes revenue related to billings for Medicare and commercial carriers on an accrual basis, net of contractual adjustments, when there is an agreement or a predictable pattern of collectability. Until a contract or agreement has been negotiated with a commercial carrier or governmental program, the Afirma solution may or may not be covered by these entities’ existing reimbursement policies. In addition, patients do not enter into direct agreements with the Company that commit them to pay any portion of the cost of the tests in the event that their insurance declines to reimburse the Company.

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

In the absence of a contracted reimbursement coverage or a predictable pattern and history of collectability, the Company believes that the fee is fixed or determinable and collectability is reasonably assured only upon receipt of third-party payer notification of payment or when cash is received and, accordingly, recognizes revenue at that time.

Cost of Revenue

Cost of revenue is expensed as incurred and includes material and service costs, cytopathology testing services performed by a third-party pathology group, stock-based compensation expense, direct labor costs, equipment and infrastructure expenses associated with testing tissue samples, shipping charges to transport samples, and allocated overhead including rent, information technology, equipment depreciation and utilities.

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

Stock-based Compensation

Stock-based compensation expense for equity instruments issued to employees is measured based on the grant-date fair value of the awards. The fair value of each employee stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The Company recognizes compensation costs on a straight-line basis for all employee stock based compensation awards that are expected to vest over the requisite service period of the awards, which is generally the awards’ vesting period. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Equity instruments issued to non-employees are valued using the Black-Scholes option-pricing model and are subject to remeasurement as the underlying equity instruments vest.

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

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for the Company in the first quarter of fiscal 2017. The Company has not yet selected a transition method and is currently evaluating the potential effect of the updated standard on its financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU provide guidance on the financial statements presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company adopted this guidance during the first quarter of 2014 and such adoption did not have a material impact on the Company’s condensed financial statements.

2. Net Loss Per Common Share

The following table presents the calculation of basic and diluted net loss per common share for the three and six months ended June 30, 2014 and 2013 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(6,655)	$(6,490)	$(13,329)	$(13,385)
Shares used to compute net loss per common share, basic and diluted	21,237,196	861,839	21,193,014	812,703
Net loss per common share, basic and diluted	$(0.31)	$(7.53)	$(0.63)	$(16.47)

The following outstanding shares of common stock equivalents have been excluded from diluted net loss per common share for the six months ended June 30, 2014 and 2013 because their inclusion would be anti-dilutive:

	Six Months Ended
	June 30, 2014	June 30, 2013
Shares of common stock issuable upon conversion of preferred stock	—	14,997,312
Shares of common stock subject to outstanding options	2,983,509	2,420,302
Warrants to purchase convertible preferred stock	—	24,801
Total shares of common stock equivalents	2,983,509	17,442,415

3. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Accrued compensation expenses	$1,522	$1,962
Accrued Genzyme co-promotion fees	2,716	4,915
Accrued other	890	717
Accrued liabilities	$5,128	$7,594

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

The fair value of the Company’s financial assets, which consist only of money market funds, was $57.7 million and $70.0 million as of June 30, 2014 and December 31, 2013, respectively, and are Level I assets as described above.

5. Commitments and Contingencies

Operating Leases

The Company leases its headquarters and South San Francisco laboratory facilities under a non-cancelable lease agreement that expires March 31, 2016. The Company provided security deposits in the form of irrevocable standby letters of credit secured with restricted cash deposits at the Company’s primary bank. The Company deposited $118,000 in restricted cash accounts as collateral for the lease which is included in restricted cash in the Company’s condensed balance sheets as of June 30, 2014 and December 31, 2013.

The Company leases laboratory space in Austin, Texas. The lease expires on July 31, 2018. The Company provided a cash security deposit of $75,000, which is included in other assets in the Company’s balance sheet as of June 30, 2014 and December 31, 2013.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2014 are as follows (in thousands):

Year Ending December 31,	Amount
July through December 31, 2014	$475
2015	989
2016	413
2017	222
2018	130
Total minimum lease payments	$2,229

The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Facilities rent expense was $213,000 and $228,000 for the three months ended June 30, 2014 and 2013, respectively, and $426,000 and $444,000 for the six months ended June 30, 2014 and 2013, respectively.

Volume Purchase Agreement

The Company had non-cancelable purchase obligations to contract manufacturers and suppliers for approximately $130,000 at June 30, 2014, all of which is estimated to be payable before December 31, 2014.

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

The Company is required to repay the outstanding principal in 30 equal installments beginning 18 months after the date of the borrowing and is due in full in June 2017. The loan bears interest at a rate of 6.06% per annum. The loan carries prepayment penalties of 2.25% and 1.5% for prepayment within one and two years, respectively, of the loan origination and 0.75% thereafter. As of June 30, 2014, the net debt obligation is $5.0 million, consisting of the $5.1 million borrowing and the unpaid accrued balloon payment obligation net of the $100,000 discount on the note, of which $940,000 is included in current liabilities and $4.1 million is included in long-term debt in the Company’s balance sheets. The obligation includes an end-of-term payment of $223,000, representing 4.45% of the total outstanding principal balance, which accretes over the life of the loan as interest expense. As a result of the debt discount and the end of term payment, the effective interest rate for the loan differs from the contractual rate. Total interest on the debt was $113,000 for the three months ended June 30, 2014, comprised of $76,000 of nominal interest and $37,000 in interest expense related to the amortization of the debt discount and accretion of the end of term payment, and $224,000 for the six months ended June 30, 2014, comprised of $152,000 of nominal interest and $72,000 in interest expense related to the amortization of the debt discount and accretion of the end of term payment.

The Company’s obligations under the loan and security agreement are secured by a security interest in substantially all of its assets, excluding its intellectual property and certain other assets. The loan and security agreement contains customary conditions related to borrowing, events of default, and covenants, including covenants limiting the Company’s ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of its capital stock, repurchase stock and make investments, in each case subject to certain exceptions. The agreement also allows the lender to call the debt in the event there is a material adverse change in the Company’s business or financial condition. There are no financial covenants in the loan and security agreement.

7. Convertible Preferred Stock Warrant

In June 2013, in conjunction with the execution of the loan and security agreement, as discussed in Note 6, the Company issued to the lender a warrant to purchase up to 49,602 shares of Series C convertible preferred stock with an exercise price of $7.56 per share. Upon the draw down of the $5.0 million term loan, the related warrant became exercisable for 24,801 shares. In November 2013, in connection with the Company’s IPO, the warrant automatically became exercisable for 24,801 shares of common stock at an exercise price of $7.56 per share. The lender exercised the warrant with respect to 24,801 shares through a cashless exercise in March 2014 resulting in the issuance of 13,739 shares of the Company’s common stock.

8. Stockholders’ Equity

Common Stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue 125,000,000 shares of common stock with a par value of $0.001 per share. The holder of each share of common stock shall have one vote for each share of stock. The common stockholders are also entitled to receive dividends whenever funds and assets are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all series of convertible preferred stock outstanding. No dividends have been declared as of June 30, 2014.

As of June 30, 2014 and December 31, 2013, the Company had reserved shares of common stock for issuance as follows:

	June 30, 2014	December 31, 2013
Options issued and outstanding	2,983,509	2,359,287
Options available for grant under stock option plans	1,719,514	1,787,802
Common stock warrants issued and outstanding	—	24,801
Total	4,703,023	4,171,890

Preferred Stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share. No shares were issued and outstanding at June 30, 2014 or December 31, 2013.

9. Stock Incentive Plans

The following table summarizes activity under the Company’s stock option plans (aggregate intrinsic value in thousands):

	Shares Available for Grant	Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance — December 31, 2013	1,787,802	2,359,287	$3.07	7.84	$26,964
Additional options authorized	845,732	—
Granted	(1,033,842)	1,033,842	14.77
Canceled	119,822	(119,822)	8.16
Exercised	—	(289,798)	1.87
Balance — June 30, 2014	1,719,514	2,983,509	$7.04	7.88	$30,223
Options exercisable — June 30, 2014		1,823,787	$3.06	7.21	$25,643
Options vested and expected to vest — June 30, 2014		2,859,071	$6.77	7.83	$29,731

The aggregate intrinsic value was calculated as the difference between the exercise price of the options to purchase common stock and the fair market value of the Company’s common stock of $17.12 per share as of June 30, 2014.

Outstanding and exercisable stock options at June 30, 2014 are summarized as follows:

	Options Outstanding		Options Vested and Exercisable
Exercise Price	Number	Weighted-Average Remaining Contractual Life (in Years)	Number	Weighted-Average Remaining Contractual Life (in Years)
$0.08	102,750	4.15	102,750	4.15
$0.80	142,069	5.69	142,069	5.69
$2.36	346,830	6.32	335,863	6.33
$2.40	160,862	5.07	143,579	4.82
$2.68	560,100	7.76	517,036	7.75
$4.00	431,577	8.59	386,316	8.60
$6.04	196,004	8.97	162,424	8.96
$7.92	9,000	9.20	—	—
$12.12	39,625	9.26	33,750	9.26
$12.64-18.24	994,692	9.05	—	—
$0.08-18.24	2,983,509	7.88	1,823,787	7.21

The weighted-average fair value of stock options granted was $9.97 and $3.18 per share for the six months ended June 30, 2014 and 2013, respectively.

The weighted-average fair value of stock options vested was $2.89 and $2.10 per share for the six months ended June 30, 2014 and 2013, respectively. The aggregate estimated grant date fair value of employee options to purchase common stock vested during the six months ended June 30, 2014 and 2013 was $4.2 million and $1.6 million, respectively.

The weighted-average fair value of stock options exercised was $1.25 and $0.83 per share for the six months ended June 30, 2014 and 2013, respectively. The intrinsic value of stock options exercised was $2.8 million and $1.7 million for the six months ended June 30, 2014 and 2013, respectively.

Stock-based Compensation

The following table summarizes stock-based compensation expense related to stock options for the three and six months ended June 30, 2014 and 2013, and are included in the unaudited statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue	$14	$9	$23	$13
Research and development	155	58	262	103
Selling and marketing	192	41	285	76
General and administrative	514	177	797	297
Total	$875	$285	$1,367	$489

As of June 30, 2014, the Company had $9.4 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over an estimated weighted-average period of 3.3 years.

The estimated grant date fair value of employee stock options was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted-average volatility	73.20-76.87%	80.42%	73.20-78.54%	80.42 – 81.41%
Weighted-average expected term (years)	5.50-6.08	6.08	5.50-6.08	5.0 - 6.08
Risk-free interest rate	1.66-2.00%	1.60%	1.66-2.00%	0.88 - 1.60%
Expected dividend yield	0%	0%	0%	0%

Stock-based compensation related to stock options granted to non-employees is recognized as the stock options are earned. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option-pricing model with the following assumptions: expected life is equal to the remaining contractual term of the award as of the measurement date ranging from 8.44 years to 9.26 years as of June 30, 2014 and 8.22 years to 9.43 years as of June 30, 2013; risk free rate is based on the U.S. Treasury Constant Maturity rate with a term similar to the expected life of the option at the measurement date ranging from 2.32% to 2.43% as of June 30, 2014 and 2.19% to 2.41% as of June 30, 2013; expected dividend yield of 0%; and volatilities ranging from 75.11% to 75.48% as of June 30, 2014 and 79.01% to 79.58% as of June 30, 2013.

10. Genzyme Co-promotion Agreement

In January 2012, the Company and Genzyme Corporation (“Genzyme”) executed a co-promotion agreement for the co-exclusive rights and license to promote and market the Company’s Afirma thyroid diagnostic solution in the United States and in 40 named countries. In exchange, the Company received a $10.0 million upfront co-promotion fee from Genzyme in February 2012. The Company may receive an additional $3.0 million in payments, $600,000 for each country outside of the United States in which the Company obtains marketing authorization and achieves a specified level of reimbursement, for up to five countries. Under the terms of the agreement, Genzyme will receive a percentage of cash receipts that the Company has received related to Afirma as co-promotion fees. The percentage was 50% in 2012, 40% from January 2013 through February 2014, and 32% beginning in March 2014 and thereafter. Genzyme will also spend up to $500,000 for qualifying clinical development activities in countries that require additional testing for approval. This obligation expires in July 2014. The agreement expires in January 2027 and either party may terminate the agreement at any time and with six months prior notice. The Company is amortizing the $10.0 million upfront co-promotion fee over a four-year period, which is management’s best estimate of the life of the agreement, in part because after that period either party may terminate the agreement without penalty.  See Note 13 — Subsequent Events.

The Company incurred $2.7 million and $1.8 million in co-promotion expense in the three months ended June 30, 2014 and 2013, respectively, and $5.5 million and $3.7 million in the six months ended June 20, 2014 and 2013, respectively, which is included in selling and marketing expenses in the statements of operations and comprehensive loss. The Company’s outstanding obligation to Genzyme totaled $8.1 million and $6.7 million at June 30, 2014 and December 31, 2013, respectively.  Of the $8.1 million obligation at June 30, 2014, $5.4 million is included in accounts payable and $2.7 million is included in accrued liabilities in the Company’s condensed balance sheets.  Of the $6.7 million obligation at December 31, 2013, $1.8 million is included in accounts payable and $4.9 million is included in accrued liabilities in the Company’s condensed balance sheets.

The Company amortized $625,000 of the $10.0 million up-front co-promotion fee in each of the three months ended June 30, 2014 and 2013, and $1.3 million in each of the six months ended June 30, 2014 and 2013, which is reflected as a reduction to selling and marketing expenses in the statements of operations and comprehensive loss.  The unamortized balance of the co-promotion fee is reflected on the Company’s condensed balance sheets as follows (in thousands):

	June 30, 2014	December 31, 2013
Current liabilities:
Deferred Genzyme co-promotion fee	$2,500	$2,500
Long-term liabilities:
Deferred Genzyme co-promotion fee, net of current portion	1,364	2,614
Total	$3,864	$5,114

11. Thyroid Cytology Partners

In 2010, the Company entered into an arrangement with Pathology Resource Consultants, P.A. (“PRC”) to set up and manage a specialized pathology practice to provide testing services to the Company. There is no direct monetary compensation from the Company to PRC as a result of this arrangement. The Company’s service agreement is with the specialized pathology practice, Thyroid Cytopathology Partners (“TCP”), and is effective through December 31, 2015, unless terminated earlier, and renews annually thereafter. Under the service agreement, Veracyte pays TCP based on a fixed price per test schedule, which is reviewed periodically for changes in market pricing. Subsequent to December 2012, an amendment to the service agreement allows TCP to use a portion of Veracyte’s facility in Austin, Texas. The Company does not have an ownership interest in or provide any form of financial or other support to TCP. The Company has concluded that TCP represents a variable interest entity and that the Company is not the primary beneficiary as it does not have the ability to direct the activities that most significantly impact TCP’s economic performance. Therefore, the Company does not consolidate TCP. All amounts paid to TCP under the service agreement are expensed as incurred and included in cost of revenue in the statements of operations and comprehensive loss. The Company incurred $966,000 and $806,000 in cytopathology testing and evaluation services expenses with TCP in the three months ended June 30, 2014 and 2013, respectively, and $1.9 million and $1.5 million in the six months ended June 30, 2014 and 2013, respectively. The Company’s outstanding obligations to TCP for cytopathology testing services were $653,000 and $588,000 as of June 30, 2014 and December 31, 2013, respectively, and are included in accounts payable in the Company’s condensed balance sheets.

TCP reimburses the Company for a proportionate share of the Company’s rent and related operating expense costs for the leased facility. TCP’s portion of rent and related operating expense costs for the shared space at the Austin, Texas facility was $21,000 and $41,000 for the three and six months ended June 30, 2014, and is included in other income in the Company’s statements of operations and comprehensive loss.

12. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and six months ended June 30, 2014 and 2013, respectively.  The Company continues to maintain a valuation allowance for its U.S. federal and state deferred tax assets.

On January 2, 2013, The American Taxpayer Relief Act of 2012 (“ATRA”) was signed into law. Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts incurred through December 31, 2011. The ATRA extends the research credit for two years for qualified research expenditures incurred through the end of 2013. The extension of the research credit is retroactive and includes amounts incurred after 2011.

At June 30, 2014, the Company had $0.8 million of unrecognized tax benefit, none of which, if recognized, would affect the effective tax rate as most of the unrecognized tax benefit is deferred tax assets currently offset by a valuation allowance.

The Company has not recognized any interest and penalties related to uncertain tax positions as part of the income tax provision.

The Company files annual income tax returns in the United States only.  A number of years may elapse before an uncertain tax position is audited and finally resolved.  While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most likely outcome.  The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances.  Settlement of any particular position could require the use of cash.  As of June 30, 2014, changes to the Company’s uncertain tax positions in the next twelve months that are reasonably possible are not expected to have a significant impact on the Company’s financial position or results of operations.

13. Subsequent Events

Genzyme Co-promotion Agreement

On August 12, 2014, the Company signed a binding Letter of Agreement with Genzyme to amend the co-promotion agreement. Under the amendment, the co-promotion fees Genzyme would receive as a percentage of U.S. cash receipts would be reduced from 32% to 15% beginning January 1, 2015, and the earliest either party could terminate the agreement for convenience would be June 30, 2016.

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

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” “continuing,” “ongoing,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future events and include, but are not limited to, the factors that may impact our financial results; our expectations regarding revenue; our expectation that our research and development, general and administrative and selling and marketing expenses will increase and our anticipated uses of those funds; our expectations regarding capital expenditures; our anticipated cash needs and our estimates regarding our capital requirements; our need for additional financing; potential future sources of cash; our business strategy and our ability to execute our strategy; our ability to achieve and maintain reimbursement from third-party payers at acceptable levels; our belief that our published evidence provides a basis for inclusion of our test in treatment guidelines; the estimated size of the global market for Afirma; the potential benefits of the Afirma solution and any future products we may develop to patients, physicians and payers; the factors we believe drive demand for and reimbursement of our tests; our ability to sustain or increase demand for our tests; our intent to expand into other clinical areas; our ability to develop new tests, including a test for interstitial lung disease, and the timeframes for development or commercial launch; our dependence on and the terms of our agreements with Genzyme and TCP, and on other strategic relationships, and the success of those relationships; our beliefs regarding our laboratory capacity; the applicability of clinical results to actual outcomes; our expectations regarding our international expansion, including entering new international markets and the timing thereof; the occurrence, timing, outcome or success of clinical trials or studies; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive position; our compliance with federal, state and international regulations; the potential impact of regulation of our tests by the FDA or other regulatory bodies; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business; our ability to comply with the requirements of being a public company; the impact of seasonal fluctuations and economic conditions on our business; our belief that we have taken reasonable steps to protect our intellectual property; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; and anticipated trends and challenges in our business and the markets in which we operate.

Forward-looking statements are based on our current plans and expectations and involve risks and uncertainties which could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, those risks discussed in Part II, Item 1A of this report, as well as risks and uncertainties related to: our limited operating history and history of losses since inception; our ability to increase usage of and reimbursement for the Afirma GEC and any other tests we may develop; our dependence on a limited number of payers for a significant portion of our revenue; the complexity, time and expense associated with billing and collecting for our test; current and future laws, regulations and judicial decisions applicable to our business, including potential regulation by the FDA or by regulatory bodies outside of the United States; changes in legislation related to the U.S. healthcare system; our dependence on strategic relationships, collaborations and co-promotion arrangements; unanticipated delays in research and development efforts; our ability to develop and commercialize new products and the timing of commercialization; our ability to successfully enter new product or geographic markets; our ability to conduct clinical studies and the outcomes of such clinical studies; the applicability of clinical results to actual outcomes; trends and challenges in our business; our ability to compete against third parties; our ability to protect our intellectual property; and our ability to obtain capital when needed. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Overview

We are a diagnostics company pioneering the field of molecular cytology, focusing on genomic solutions that resolve diagnostic ambiguity and enable physicians to make more informed treatment decisions at an early stage of patient care. By improving preoperative diagnostic accuracy, we aim to help patients avoid unnecessary invasive procedures while reducing healthcare costs. Our first commercial solution, the Afirma Thyroid FNA Analysis, or Afirma, provides a comprehensive approach for assessing thyroid nodules, centered on the proprietary Gene Expression Classifier, or GEC, to resolve ambiguity in diagnosis. Each year over 525,000 fine needle aspiration, or FNA, biopsies are performed in the U.S. on thyroid nodules that are suspicious for cancer. Approximately 15% to 30% of FNAs analyzed using cytopathology alone yield inconclusive, or indeterminate, results. Prior to Afirma, the standard of care for patients with indeterminate cytopathology results was to surgically remove a portion or all of the thyroid to obtain an accurate diagnosis. However, between 70-80% of these nodules would be diagnosed as benign after the surgery was completed, meaning the surgeries were unnecessary. The GEC helps physicians reduce the number of unnecessary surgeries by approximately 50% by employing a proprietary 142-gene signature to preoperatively identify benign thyroid nodules among those deemed indeterminate by cytopathology alone. We have demonstrated the clinical utility and cost effectiveness of the GEC in multiple studies published in peer-reviewed journals and established the clinical validity of the GEC in a study published in The New England Journal of Medicine in 2012. We believe the GEC is the only molecular test to meet the criteria established by the National Comprehensive Cancer Network guidelines for moving patients with indeterminate thyroid nodule FNA results from diagnostic surgery to routine monitoring. Since we commercially launched Afirma in January 2011, we have received nearly 115,000 FNA samples for evaluation using Afirma and performed over 20,000 GECs to resolve indeterminate cytopathology results. The Afirma GEC is covered by Medicare and major commercial payers, which collectively represent more than 135 million covered lives. Afirma is marketed and sold through a global co-promotion agreement with Genyzme Corporation, a subsidiary of Sanofi. We intend to expand our molecular cytology franchise to other clinical areas and are in product development for our first product in pulmonology.

We market and sell Afirma with a sales force consisting of our own sales professionals and members of the Genzyme endocrinology sales team. In January 2012, we entered into a co-promotion agreement with Genzyme for the co-exclusive right to promote and market Afirma in the United States and in 40 countries pursuant to which we received a $10.0 million fee from Genzyme. Under the agreement, we are required to pay Genzyme a co-promotion fee that is equal to a percentage of our cash receipts from Afirma.  On August 12, 2014, we signed a binding Letter of Agreement to amend the co-promotion agreement that would reduce the fee percentage and would define June 30, 2016 as the earliest date either party can terminate the agreement for convenience. The companies also agreed to renegotiate the international co-promotion rights and obligations on a country-by-country basis.

We increased the list price for the GEC from $4,275 to $4,875 per test in January 2014, while the list price for routine cytopathology remained at $490 per test. We obtained Medicare coverage for the GEC effective in January 2012 and contracted reimbursement at an agreed upon rate of $3,200. In addition, we received positive coverage decisions for the GEC from UnitedHealthcare, Aetna, Humana and Cigna all in 2013, and have also received positive coverage decisions from a number of other regional payers in 2013, and in 2014 received positive coverage decisions from Emblem, HealthNet and a number of Blue Cross Blue Shield affiliated organizations including Highmark, Horizon, Premera and Wellmark. Collectively, these payers represent over 135 million covered lives. Reimbursement rates vary by payer.

We recognized revenue of $8.7 million and $16.2 million in the three and six month periods ended June 30, 2014, an increase of $3.6 million and $6.7 million, or 71%, compared to the same periods in 2013.  We incurred a net loss of $6.7 million and $13.3 million for the three and six months ended June 30, 2014 compared to a net loss of $6.5 million and $13.4 million in the same periods in 2013.  As of June 30, 2014, we had an accumulated deficit of $99.0 million.

Factors Affecting Our Performance

The Number of FNAs We Receive and Test

The growth in our business is tied to the number of FNAs we receive and the rate of GEC tests performed. Approximately 93% of FNAs we receive are for the Afirma solution, which consists of cytopathology, and if the cytopathology result is indeterminate, the GEC is performed. The remaining approximate 7% of FNAs are received from centers performing cytopathology in their institution where the cytopathology result is indeterminate and we perform the GEC only. The rate at which adoption occurs in these two settings will cause these two percentages to fluctuate over time. Generally 8%-12% of the FNA samples we receive for cytopathology have insufficient cellular material from which to render a cytopathology diagnosis. We only bill the technical component, including slide preparation, for these tests. For results that are benign or suspicious/malignant by cytopathology, we bill for these services when we issue the report to the physician. If the cytopathology result is indeterminate, defined as atypia/follicular lesions of undetermined significance (AUS/FLUS) or suspicious for FN/HCN, we perform the GEC. Historically, approximately 14%-17% of samples we have received for the Afirma solution have yielded indeterminate results by cytopathology. Approximately 5%-10% of the samples for GEC testing have insufficient RNA from which to render a finding. The GEC can be reported as Benign, Suspicious or No Result. We bill for the GEC Benign and GEC Suspicious results only. After the GEC is completed, we issue the cytopathology report for the indeterminate results as well as the GEC report, and then bill for both of these tests. We incur costs of collecting and shipping the FNAs and a portion of the costs of performing tests where we cannot ultimately issue a patient report. Because we cannot bill for all samples received, the number of FNAs received does not directly correlate to the total number of patient reports issued and the amount billed.

Continued Adoption of and Reimbursement for Afirma

To date only a small number of payers have reimbursed us at full list price. Revenue growth depends on our ability to achieve broader reimbursement at increased levels from third-party payers and to expand our base of prescribing physicians. To drive increased adoption of Afirma, we have increased our internal sales force in high-volume geographies domestically during the first half of 2014 and plan to continue to do so for the remainder of 2014 and into 2015, along with increasing our marketing efforts, to accelerate Afirma growth both in the United States and internationally. Because some payers consider the GEC experimental and investigational, we may not receive payment on many tests and payments may not be at acceptable levels compared to what we have billed. We expect our revenue growth will increase as more payers make a positive coverage decision and as payers enter into contracts with us, which should enhance our collections. If we are unable to expand the base of prescribing physicians at an acceptable rate, or if we are not able to execute our strategy for increasing reimbursement, we may not be able to effectively increase our revenue.

How We Recognize Revenue

A significant portion of our revenue is recognized when cash is received. Medicare and several small commercial payers are the only payers with agreed upon reimbursement rates or expected payments and a predictable history of collections, which allows us to recognize the related revenue on an accrual basis. Until we achieve a predictable pattern of collections and a consistent payment amount, we will recognize revenue upon the earlier of notification of payment or when cash is received. Additionally, as we commercialize new products, we will need to achieve a predictable pattern of collections and a consistent payment amount for each payer for each new product offering prior to being able to recognize the related revenue on an accrual basis. Because the timing and amount of cash payments received from payers is difficult to predict, we expect that our revenue will fluctuate significantly in any given quarter. In addition, even if we begin to accrue larger amounts of revenue related to Afirma, when we introduce new products we do not expect we will be able to recognize revenue from new products on an accrual basis for some period of time. This may result in continued fluctuations in our revenue.

As of December 31, 2013, cumulative amounts billed for tests processed which were not recognized as revenue upon delivery of a patient report because our accrual revenue recognition criteria were not met and for which we have not received either notification of payment or collected cash totaled $40.9 million. Of this amount, we collected $4.8 million in the six months ended June 30, 2014.

As of June 30, 2014, cumulative amounts billed for tests processed which were not recognized as revenue upon delivery of a patient report because our accrual revenue recognition criteria were not met and for which we have not received either notification of payment or collected cash totaled $64.8 million.

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

Impact of Genzyme Co-promotion Agreement

The $10.0 million fee we received from Genzyme under our co-promotion agreement is being amortized over a four-year period beginning in 2012, and is recorded as a reduction of selling and marketing expenses. We amortized $1.3 million of the $10.0 million in each of the six months ended June 30, 2014 and 2013, and these offsets to expense are included in selling and marketing expense in our condensed statement of operations. The co-promotion agreement requires that we pay a certain percentage of our cash receipts to Genzyme, which percentage decreases over time. The percentage was 40% from January 2013 through February 2014, and decreased to 32% in March 2014. Our co-promotion fees were $2.7 million and $5.5 million in the three and six months ended June 30, 2014, respectively, compared to $1.8 million and $3.7 million in the same periods in 2013, and are included in selling and marketing expense in our condensed statement of operations.

On August 12, 2014, we signed a binding Letter of Agreement with Genzyme to amend the co-promotion agreement. Under the amendment, the co-promotion fees Genzyme would receive as a percentage of cash receipts would be reduced from 32% to 15% beginning January 1, 2015, and the earliest either party could terminate the agreement for convenience would be June 30, 2016. We would assume more responsibilities for sales and marketing activities, and the companies also agreed to renegotiate the international co-promotion rights on a country-by-country basis.  Our agreement with Genzyme expires in 2027.

Development of Additional Products

We rely on sales of Afirma to generate all of our revenue. In May 2014, we commercially launched our Afirma Malignancy Classifiers, which we believe will enhance our Afirma Thyroid FNA Analysis as a comprehensive way to manage thyroid nodule patients and serve our current base of prescribing physicians. We also plan to pursue development of products for additional diseases to increase and diversify our revenue. For example, we are pursuing a solution for interstitial lung disease, or ILD, that will offer an alternative to surgery by developing a genomic signature to classify samples collected through less invasive bronchoscopy techniques. Accordingly, we expect to continue to invest heavily in research and development in order to expand the capabilities of our solution and to develop additional products. Our success in developing new products will be important in our efforts to grow our business by expanding the potential market for our products and diversifying our sources of revenue.

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

Research and Development

Research and development expenses include costs incurred to develop our technology, collect clinical samples and conduct clinical studies to develop and support our products. These costs consist of personnel costs, including stock-based compensation expense, prototype materials, laboratory supplies, consulting costs, costs associated with setting up and conducting clinical studies at domestic and international sites, and allocated overhead including rent, information technology, equipment depreciation and utilities. We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses will increase in absolute dollars in future periods as we continue to invest in research and development activities related to developing additional products and evaluating various platforms. We expect that in the next 12 months the increase in research and development expenses will be for the continued development and support of Afirma and other new products and programs under development, including our lung program. Specifically, we plan to increase the body of clinical and pharmacoeconomic evidence to support inclusion in additional clinical practice guidelines in order to expand our base of prescribing physicians and achieve broader reimbursement for Afirma. In our lung program, we expect to incur expenses related to the collection of prospective samples and costs associated with advancing the program into product development.

Selling and Marketing

Selling and marketing expenses consist of personnel costs, including stock-based compensation expense, direct marketing expenses, consulting costs, and allocated overhead including rent, information technology, equipment depreciation and utilities. In addition, up-front co-promotion fees paid to Genzyme, net of amortization, are included in selling and marketing expenses. On August 12, 2014, we signed a binding Letter of Agreement to amend the Genzyme co-promotion agreement. Under the amendment, the co-promotion fees Genzyme would receive as a percentage of US cash receipts would be reduced from 32% to 15% beginning January 1, 2015, and the earliest either party could terminate the agreement would be June 30, 2016. We expect our selling and marketing expenses to increase over the next six months primarily driven by increases in personnel costs as we anticipate taking on more sales and marketing responsibilities under the amended agreement. In 2015, we expect our selling and marketing expenses will level off as continued increases in personnel expenses and direct marketing and promotion spend are offset by the rate reduction in the amended co-promotion agreement.

General and Administrative

General and administrative expenses include executive, finance and accounting, human resources, billing and client services, and quality and regulatory functions. These expenses include personnel costs, including stock-based compensation expense, audit and legal expenses, consulting costs, costs associated with being a public company, and allocated overhead including rent, information technology, equipment depreciation and utilities. We expect to incur additional expenses over the next 12 months as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission and The NASDAQ Stock Market, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect our general and administration expenses will increase in absolute dollars over the next 12 months as we expand our billing group to support anticipated increased demand for our tests, we hire more personnel in accounting and finance, and we incur increasing expenses related to the documentation of our internal controls in connection with Section 404 of the Sarbanes-Oxley Act.

Interest Income

Interest income is from interest on our cash equivalents, and interest received from payers.

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

Revenue Recognition

Our revenue is generated from the provision of diagnostic services using the Afirma solution. Our service is completed upon the delivery of test results to the prescribing physician which triggers the billing for the service. We recognize revenue related to billings for Medicare and commercial payers on an accrual basis, net of contractual adjustments, when there is an agreement or a predictable pattern of collectability. Until a contract or agreement has been negotiated with a commercial carrier or governmental program, the Afirma solution may or may not be covered by these entities’ existing reimbursement policies. In addition, patients do not enter into direct agreements with us that commit them to pay any portion of the cost of the tests in the event that their insurance declines to reimburse us.

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

Derivative Liability

We account for derivative financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument. We recorded the preferred stock liability incurred in connection with our Series C convertible preferred stock and the preferred stock warrant liability related to the issuance of a warrant for Series C convertible preferred stock, each as a derivative financial instrument liability at their fair value on the date of issuance, and we remeasured them on each subsequent balance sheet date. The changes in fair value were recognized as a gain or loss from the adjustment to other income (expense), net in the statements of operations and comprehensive loss. We estimated the fair value of this liability using option-pricing models that include assumptions for future financings, expected volatility, expected life, yield and risk-free interest rate. The preferred stock liability was extinguished in 2013. The warrant to purchase Series C convertible preferred stock was converted into a warrant to purchase our common stock as of the close of our initial public offering and was exercised through a cashless exercise in March 2014.

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

We are required to reduce our deferred tax assets by a valuation allowance if it is more likely than not that some or all of our deferred tax assets will not be realized. We must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of our valuation allowance, if any, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses and, based on all available evidence, we believe it is more likely than not that our recorded net deferred tax assets will not be realized. Accordingly, we recorded a valuation allowance against all of our net deferred tax assets at December 31, 2013 and June 30, 2014. We will continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Stock-based Compensation

We recognize stock-based compensation cost for those shares underlying stock options that we expect to vest on a straight-line basis over the requisite service period of the award. We estimate the fair value of stock options using a Black-Scholes model, which requires the input of highly subjective assumptions, including the option’s expected term and stock price volatility. In addition, judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. Forfeitures are estimated based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Results of Operations

Comparison of the three and six months ended June 30, 2014 and 2013 (in thousands except FNA data) is as follows:

	Three Months Ended			Six Months Ended
	June 30, 2014	June 30, 2013	% Change	June 30, 2014	June 30, 2013	% Change
Statements of Operations Data:
Revenue	$8,677	$5,068	71%	$16,153	$9,452	71%
Operating expenses:
Cost of revenue	3,966	3,231	23%	7,573	6,004	26%
Research and development	2,243	1,902	18%	4,369	3,912	12%
Selling and marketing	5,101	2,615	95%	9,437	5,318	77%
General and administrative	3,928	2,737	44%	7,910	5,528	43%
Total operating expenses	15,238	10,485	45%	29,289	20,762	41%
Loss from operations	(6,561)	(5,417)	21%	(13,136)	(11,310)	16%
Interest expense	(113)	(5)	N/A	(224)	(5)	N/A
Other income (expense), net	19	(1,068)	N/A	31	(2,070)	N/A
Net loss and comprehensive loss	$(6,655)	$(6,490)	3%	$(13,329)	$(13,385)	0%
Other Operating Data:
FNAs received	16,458	12,424	32%	30,831	23,181	33%

Revenue

Revenue increased $3.6 million and $6.7 million, or 71%, in each of the three and six months ended June 30, 2014 compared to the same periods in 2013, primarily as a result of increased collections which resulted from higher reimbursement rates by payers as well as from increased adoption of Afirma.

Cost of revenue

Cost of revenue increased $0.7 million and $1.6 million, or 23% and 26%, for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. These increases were primarily due to 26% and 29% increases in variable costs in the three and six months ended June 30, 2014 and 2013, respectively, compared with the same periods in 2013, consistent with the increase in the number of FNAs received, offset in part by continuing refinements in our testing process and economies of scale related to the increase in FNAs processed. FNAs received increased by 4,034 and 7,650, or 32% and 33%, to 16,458 and 30,831 in the three and six months ended June 30, 2014 compared to the same periods in 2013, respectively.

Research and development

Comparison of the three and six months ended June 30, 2014 and 2013 (in thousands) is as follows:

	Three Months Ended			Six Months Ended
	June 30, 2014	June 30, 2013	% Change	June 30, 2014	June 30, 2013	% Change
Research and development expense :
Personnel related expense	$989	$957	3%	$2,066	$1,904	9%
Stock-based compensation expense	155	58	167%	262	103	154%
Direct R&D expense	687	520	32%	1,213	1,144	6%
Other expense	412	367	12%	828	761	9%
Total	$2,243	$1,902	18%	$4,369	$3,912	12%

Research and development expense increased $341,000 and $457,000, or 18% and 12%, in each of the three and six months ended June 30, 2014 compared to the same periods in 2013, respectively. Personnel and stock-based compensation expense increases of $129,000 and $321,000 were primarily due to increases in headcount in the three and six months ended June 30, 2014 as compared to the same periods in 2013. Direct R&D expenses increased $167,000 and $69,000 in the three and six months ended June 30, 2014 as compared to the same periods in 2013 due primarily to the timing of continued genome sequencing expenses and other laboratory expenses. Other expenses increased $45,000 and $67,000, or 12% and 9%, in the three and six months ended June 30, 2014 as compared to the same periods in 2013 due primarily to an increase in recruiting fees.

Selling and marketing

Comparison of the three and six months ended June 30, 2014 and 2013 (in thousands) is as follows:

	Three Months Ended			Six Months Ended
	June 30, 2014	June 30, 2013	% Change	June 30, 2014	June 30, 2013	% Change
Selling and marketing expense:
Genzyme co-promotion expense, net	$2,077	$1,192	74%	$4,229	$2,418	75%
Personnel related expense	1,970	989	99%	3,455	2,004	72%
Stock-based compensation expense	192	41	368%	285	76	275%
Direct marketing expense	386	161	140%	598	368	63%
Other expense	476	232	105%	870	452	92%
Total	$5,101	$2,615	95%	$9,437	$5,318	77%

Selling and marketing expense increased $2.5 million and $4.1 million, or 95% or 77%, for the three and six months ended June 30, 2014 compared to the same periods in 2013, respectively. Genzyme net co-promotion expenses increased $885,000 and $1.8 million primarily due to increases in fees associated with the Genzyme co-promotion agreement consistent with increases in cash related revenues and collections. Personnel and stock-based compensation expense increases of $1.1 million and $1.7 million were primarily due to increases in headcount in the three and six months ended June 30, 2014 as compared to the same periods in 2013, respectively, as we expanded our sales force.  Direct marketing costs increased $225,000 and $230,000 in the three and six months ended June 30, 2014 as compared to the same periods in 2013, respectively, due primarily to increases in our marketing supplies and promotion spend.  Other expenses increased $244,000 and $418,000 primarily due to an increase in information technology and facilities expenses that were allocated from general and administrative to selling and marketing expense.

General and administrative

Comparison of the three and six months ended June 30, 2014 and 2013 (in thousands) is as follows:

	Three Months Ended			Six Months Ended
	June 30, 2014	June 30, 2013	% Change	June 30, 2014	June 30, 2013	% Change
General and administrative expense:
Personnel related expense	$1,891	$1,533	23%	$3,808	$3,145	21%
Stock-based compensation expense	514	177	190%	797	297	168%
Professional fees expense	867	512	69%	2,040	952	114%
Rent and other facilities expense	378	378	—%	742	788	6%
Other expense	278	137	103%	523	346	51%
Total	$3,928	$2,737	44%	$7,910	$5,528	43%

General and administrative expense increased $1.2 million and $2.4 million, or 44% and 43%, for the three and six months ended June 30, 2014 compared to the same periods in 2013, respectively. Personnel and stock-based compensation expense increases of $695,000 and $1.2 million were primarily due to increases in headcount in the three and six months ended June 30, 2014 as compared to the same periods in 2013. Professional fees and insurance expenses increased $355,000 and $1.1 million due to higher costs associated with operating as a public company. Other general and administrative expenses increased $141,000 and $177,000 due primarily to increases in consulting expenses.

Interest expense

Interest expense incurred under our loan and security agreement was $113,000 and $224,000 for the three and six months ended June 30, 2014 compared with $5,000 in each of the same periods in 2013, respectively. The debt agreement was entered into late June 2013.

Other income (expense), net

Other income (expense), net, increased $1.1 million and $2.1 million from net other expenses of $1.1 million and $2.1 million for the three and six months ended June 30, 2013, respectively, to net other income of $18,000 and $30,000 for the three and six months ended June 30, 2014, respectively.  The $18,000 and $30,000 of net other income in the three and six months ended June 30, 2014, respectively, consisted of sublease rental income and interest income, offset by debt financing costs.  The $1.1 million and $2.1 million of net other expense in the three and six months ended June 30, 2013, respectively, consisted of a $1.1 million and $2.1 million increase in the fair value of the preferred stock liability in the three and six months ended June 30, 2013, respectively, related to our Series C convertible preferred stock.  The preferred stock liability was extinguished in June 2013.

Liquidity and Capital Resources

We have incurred net losses since inception. For the six months ended June 30, 2014, and the year ended December 31, 2013, we had a net loss of $13.3 million and $25.6 million, respectively, and we expect to incur additional losses in 2014 and in future years. As of June 30, 2014, we had an accumulated deficit of $99.0 million. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses. As of June 30, 2014, we had $58.0 million in cash and cash equivalents. We believe our existing cash and cash equivalents as of June 30, 2014 and our revenue from the sale of Afirma will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Since inception, we have received $153.7 million in net proceeds from various sources with which to finance our operations, including net proceeds of $78.6 million from sales of our preferred stock, net proceeds of $59.2 million from our IPO, $10.0 million from the Genzyme co-promotion agreement, net borrowings of $4.9 million under our loan and security agreement, and $1.0 million from the exercise of stock options.

In June 2013, we entered into a loan and security agreement with a financial institution. This agreement provides for term loans of up to an aggregate of $10.0 million. On entering into the agreement, we drew down an initial $5.0 million term loan. We opted not to draw the remaining $5.0 million and the option to do so expired in March 2014. Amounts drawn under the loan and security agreement were used for working capital and general corporate purposes.

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

Our obligations under the loan and security agreement are secured by a security interest on substantially all of our assets, excluding our intellectual property and certain other assets. The loan and security agreement contains customary conditions to borrowing, events of default, and covenants, including covenants limiting our ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions. The agreement also allows the lender to call the debt in the event there is a material adverse change in our business or financial condition. There are no financial covenants in the loan and security agreement.

In connection with the draw-down of the $5.0 million term loan under the loan and security agreement, we issued the lender a warrant to purchase 24,801 shares of our common stock upon completion of the IPO. The lender exercised the warrant through a cashless exercise in March 2014, resulting in the issuance of 13,739 shares of common stock at an exercise price of $7.56 per share.

Our primary uses of cash are to fund our operations as we continue to grow our business. We expect to continue to incur operating losses in the near term as our operating expenses will be increased to support the growth of our business. We expect that our research and development will continue to increase as we expand our research and development efforts with respect to our lung program, and as we further develop our product pipeline. We expect our general and administrative expenses will also continue to increase; and as we manage increases in billing and cash collection transactional volumes and as we absorb the costs of being a public company. On August 12, 2014, we signed a binding Letter of Agreement with Genzyme to amend the co-promotion agreement. Under such amendment, we expect our selling and marketing expenses to increase over the next six months primarily driven by increases in personnel costs as we anticipate taking on more sales and marketing responsibilities under any such amended co-promotion agreement with Genzyme.  In 2015, we expect our selling and marketing expenses would level off as continued increases in personnel expenses and direct marketing and promotion spend would be offset by the rate reduction set forth in the Letter of Agreement to amend the co-promotion agreement. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We expect that our near- and longer-term liquidity requirements will continue to consist of selling and marketing expenses, research and development expenses, working capital, and general corporate expenses associated with the growth of our business. Based on our current business plan, we believe our existing cash and cash equivalents as of June 30, 2014 and our revenue from the sale of Afirma will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, we may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to generate revenue to finance our cash requirements, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. The credit market and financial services industry have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing. If we are not able to secure additional funding when needed, on acceptable terms, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our product or market development programs, which could lower the economic value of those programs to us.

The following table summarizes our cash flows for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash used in operating activities	$(12,664)	$(10,623)
Cash used in investing activities	(904)	(891)
Cash provided by financing activities	346	18,195

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2014 was $12.7 million. The net loss of $13.3 million reflects non-cash charges of $1.3 million in amortization of the deferred fee received from Genzyme, offset primarily by $1.4 million of stock-based compensation expense, $0.6 million of depreciation and amortization, and $0.1 million in debt interest and deferred financing costs amortization and debt balloon interest expense. The increase in net operating assets of $0.2 million was primarily due to a $1.0 million net increase in supplies inventory and accounts receivable due to increases in Afirma adoption, offset by a $0.8 million net increase in accounts payable and accrued liabilities resulting from the timing of payments.

Cash used in operating activities for the six months ended June 30, 2013 was $10.6 million. The net loss of $13.4 million reflects non-cash charges of $2.1 million for the change in the value of the preferred stock liability, $1.3 million in amortization of the deferred fee received from Genzyme, $0.4 million of depreciation and amortization, $0.5 million of stock-based compensation and $0.1 million of bad debt expense. The increase in net operating assets of $0.9 million was primarily due to a $1.7 million increase in accounts payable and accrued liabilities due to timing of payments and a $0.3 million decrease in supply inventory due to the increase in volume of testing performed, offset by a $0.5 million increase in accounts receivable due to increased revenues from Medicare and a $0.6 million increase in prepaid expenses and other assets primarily related to costs to the initial public offering.

Cash Flows from Investing Activities

Cash used in investing activities, primarily related to the acquisition of property and equipment, was $0.9 million and $0.9 million for the six months ended June 30, 2014 and 2013, respectively. Purchases of property and equipment were primarily for laboratory equipment in 2014. Purchases of property and equipment were primarily related to research and development and laboratory equipment in 2013.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2014 of $0.3 million consisted of proceeds received from the exercise of options to purchase our common stock, net of IPO-related disbursements during the period. Cash provided by financing activities for the six months ended June 30, 2013 primarily is from $4.9 million from the loan and security agreement we entered into in June 2013 and net proceeds of $13.0 million from the sale of our convertible preferred stock.

Contractual Obligations

During the six months ended June 30, 2014, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K.

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

Recent Accounting Pronouncements

May 28, 2014, the Financial Accounting Standards Board (or FASB) issued Accounting Standards Update (or ASU) No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for us in the first quarter of fiscal 2017. We have not yet selected a transition method and are currently evaluating the effect that the updated standard may have on our financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU provide guidance on the financial statements presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We adopted this guidance during the first quarter of 2014 and such adoption did not have a material impact on our condensed financial statements.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $58.0 million as of June 30, 2014, which consists of bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited interim condensed financial statements.

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

We have incurred net losses since our inception. For the six months ended June 30, 2014 and 2013, we had a net loss of $13.3 million and $13.4 million, respectively, and we expect to incur additional losses in the future. From inception through June 30, 2014, we had an accumulated deficit of $99.0 million. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses. Over the next several years, we expect to continue to devote substantially all of our resources to increase adoption of, and reimbursement for, Afirma, including the Afirma Malignancy Classifiers which we launched in the second quarter of 2014, and to develop future diagnostic solutions. We may never achieve or sustain profitability, and our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

Our financial results depend solely on sales of Afirma, and we will need to generate sufficient revenue from this and other diagnostic solutions to grow our business.

Substantially all of our historical revenue has been derived from the sale of Afirma, which we commercially launched in January 2011. For the foreseeable future, we expect to derive substantially all of our revenue from sales of Afirma. We are in various stages of research and development for other diagnostic solutions that we may offer, but there can be no assurance that we will be able to identify other diseases that can be effectively addressed with our molecular cytology platform or, if we are able to identify such diseases, whether or when we will be able to successfully commercialize these solutions. If we are unable to increase sales and expand reimbursement for Afirma, including the newly launched Afirma Malignancy Classifiers, or successfully develop and commercialize other solutions, our revenue and our ability to achieve and sustain profitability would be impaired, and the market price of our common stock could decline.

We depend on Medicare, Aetna and UnitedHealthcare for a significant portion of our revenue and if one or more significant payers stop providing reimbursement or decrease the amount of reimbursement for our tests, our revenue could decline.

Reimbursement on behalf of patients covered by Medicare, Aetna and UnitedHealthcare were 28%, 11% and 16%, respectively, of our revenue for the six months ended June 30, 2014, compared with 35%, 7% and 14%, respectively, in the same period in 2013. Effective January 2012, Palmetto GBA, the regional Medicare administrative contractor, or MAC, that handled claims processing for Medicare services with jurisdiction at that time, issued coverage and payment determinations for the GEC. On a five-year rotational basis, Medicare requests bids for its regional MAC services. In mid-September 2013, Noridian Administrative Services succeeded Palmetto as the MAC for our region. We believe the transition is complete with claims being processed by Noridian using the Z code established by Palmetto at the prior negotiated pricing level. This change, or any future changes, in the MAC processing or coding for Medicare claims for the Afirma GEC could result in a change in the coverage or reimbursement rates for such products, or the loss of coverage.

We do not have a contracted rate of reimbursement with Aetna or UnitedHealthcare. Payers may suspend or discontinue reimbursement at any time, may require or increase co-payments from patients, or may reduce the reimbursement rates paid to us. Any such actions could have a negative effect on our revenue.

If payers do not provide reimbursement, rescind or modify their reimbursement policies or delay payments for our tests, or if we are unable to successfully negotiate reimbursement contracts, our commercial success could be compromised.

Physicians may not order our tests unless payers reimburse a substantial portion of the test price. There is significant uncertainty concerning third-party reimbursement of any test incorporating new technology, including the Afirma GEC and Malignancy Classifiers. Reimbursement by a payer may depend on a number of factors, including a payer’s determination that tests such as the GEC are:

•                  not experimental or investigational;

•                  pre-authorized and appropriate for the specific patient;

•                  cost-effective;

•                  supported by peer-reviewed publications; and

•                  included in clinical practice guidelines.

Since each payer makes its own decision as to whether to establish a coverage policy or enter into a contract to reimburse our test, seeking these approvals is a time-consuming and costly process.

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

We expect to continue to focus substantial resources on increasing adoption of and coverage and reimbursement for Afirma. We believe it may take several years to achieve coverage and contracted reimbursement with a majority of third-party payers. However, we cannot predict whether, under what circumstances, or at what payment levels payers will reimburse for our test. In addition, the recently launched Afirma Malignancy Classifiers and any other new products we may develop in the future may require that we expend substantial time and resources in order to obtain reimbursement. Our failure to establish broad adoption of and reimbursement for our products, or our inability to maintain existing reimbursement from payers, will negatively impact our ability to generate revenue and achieve profitability, as well as our future prospects and our business.

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

Several existing guidelines and historical practices in the United States regarding indeterminate thyroid nodule FNA results recommend a full or partial surgical thyroidectomy in most cases. Accordingly, physicians may be reluctant to order a diagnostic solution that may suggest surgery is unnecessary where some current guidelines and historical practice have typically led to such procedures. Moreover, our diagnostic services are performed at our clinical reference laboratory rather than by a pathologist in a local laboratory, so pathologists may be reluctant to support our services. In addition, guidelines for the diagnosis and treatment of thyroid nodules may subsequently be revised to recommend another type of treatment protocol, and these changes may result in medical practitioners deciding not to use Afirma. Finally, as we are in the early stage of commercially launching the Afirma Malignancy Classifiers, should we experience difficulties in the introduction, this may impact physicians’ view of the Afirma solution and cause them to stop ordering our services.  These facts may make physicians reluctant to convert to using or continuing to use Afirma, which could limit our ability to generate revenue and our ability to achieve profitability. To the extent international markets have existing practices and standards of care that are different than those in the United States, we may face challenges with the adoption of Afirma outside the United States.

The success of our relationship with Genzyme to co-promote Afirma may have a significant effect on our business.

We sell Afirma in the United States through our internal sales team and through our co-promotion agreement with Genzyme Corporation. Under the agreement, we are required to pay Genzyme a co-promotion fee that is equal to a percentage of our cash receipts from Afirma. The percentage was 40% and decreased to 32% in March 2014 and would be reduced to 15% beginning January 1, 2015, under an amendment to the co-promotion agreement.  Our agreement with Genzyme expires in 2027. We have also granted Genzyme a right of first offer to co-promote any future thyroid cancer product that we commercialize. If Genzyme does not commit the necessary resources to market and sell Afirma to the level of our expectations, or if they terminate the agreement, we may not realize the benefits of this relationship, and our ability to generate revenue in the future may be harmed. If our agreement with Genzyme were terminated, we would have to hire additional sales personnel to support the growth of Afirma and any other thyroid product we agree to co-promote with Genzyme.

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

From time to time, the FDA has indicated that it was revisiting its current policy of enforcement discretion and planned to issue guidance that, when finalized, would adopt a risk-based framework that would increase FDA oversight of LDTs. In July 2010, the FDA convened a public meeting to discuss such a risk-based framework. Legislative proposals addressing oversight of LDTs were introduced in the previous two Congresses and we expect that new legislative proposals will be introduced from time to time. On July 31, 2014, the FDA gave Congress a 60-day notice of its intent to issue draft guidance entitled Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs) and an accompanying draft guidance document entitled FDA Notification and Medical Device Reporting for Laboratory Developed Tests (LDTs). We cannot provide any assurance that FDA regulation, including premarket review, will not be required in the future for our tests, whether based upon the FDA draft guidance that the FDA notified Congress of on July 31, 2014 that it intended to issue, or through other additional guidance or regulations issued by the FDA, new enforcement policies adopted by the FDA or new legislation enacted by Congress. It is possible that legislation will be enacted into law, regulations could be promulgated or guidance could be issued by the FDA which may result in increased regulatory burdens for us to continue to offer our tests or to develop and introduce new tests. We cannot predict the timing or content of future legislation enacted, regulations promulgated or guidance issued regarding LDTs, or how it would affect our business.

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

Some of the materials we use for Afirma are labeled for research use only. In June 2011, the FDA issued draft guidance regarding “Commercially Distributed In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only.” To date, the FDA has not issued final research-use only guidance. We cannot predict the ultimate timing or form of any such guidance or regulation and or the potential effect on the Afirma GEC or Malignancy Classifiers, our tests in development or the materials used to perform our tests. While we qualify all materials used in our tests according to CLIA regulations, we cannot be certain that the FDA would not promulgate rules or issue guidance documents that could affect our ability to purchase materials necessary for the performance of our tests. Should any of the reagents, instruments, software or components obtained by us from suppliers and used in conducting our tests be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing the cost of testing or delaying, limiting or prohibiting the purchase of reagents, instruments, software or components necessary to perform testing.

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

Our business strategy includes international expansion, and may include developing and maintaining physician outreach and education capabilities outside of the United States, establishing agreements with laboratories, and expanding our relationships with international payers. Doing business internationally involves a number of risks, including:

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

We also face competition from commercial laboratories, such as Laboratory Corporation of America Holdings, Quest Diagnostics Incorporated and Sonic Healthcare USA with strong infrastructure to support the commercialization of diagnostic services. We face potential competition from companies such as Illumina, Inc. and Thermo Fisher Scientific Inc., both of which have announced their intention to enter the clinical diagnostics market. Other potential competitors include companies that develop diagnostic products, such as Roche Diagnostics, a division of Roche Holding Ltd, Siemens AG, Qiagen N.V. and Rosetta Genomics Ltd. We also face competition from Asuragen Inc. and other companies, as well as academic institutions that use next generation sequencing technology or other methods to measure mutational markers such as BRAF and KRAS along with numerous other mutations to identify nodules that are malignant instead of benign. In the future, we may also face competition from companies developing new products or technologies that are able to compete with Afirma’s high negative predictive value to rule out cancer.

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

Many of our potential competitors have widespread brand recognition and substantially greater financial, technical and research and development resources, and selling and marketing capabilities than we do. Others may develop products with prices lower than ours that could be viewed by physicians and payers as functionally equivalent to our solution, or offer solutions at prices designed to promote market penetration, which could force us to lower the list price of our solution and affect our ability to achieve profitability. If we are unable to change clinical practice in a meaningful way or compete successfully against current and future competitors, we may be unable to increase market acceptance and sales of our products, which could prevent us from increasing our revenue or achieving profitability and could cause the market price of our common stock to decline.

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

We are also required to maintain state licenses to conduct testing in our laboratories. California law requires that we maintain a license and establishes standards for the day-to-day operation of our clinical reference laboratory in South San Francisco, including the training and skills required of personnel and quality control matters. In addition, both of our clinical reference laboratories are required to be licensed on a test-specific basis by New York State. New York law also mandates proficiency testing for laboratories licensed under New York state law, regardless of whether such laboratories are located in New York. Several other states require that we hold licenses to test samples from patients in those states. Other states may have similar requirements or may adopt similar requirements in the future. If we were to lose our CLIA certificate or California license for our South San Francisco laboratory, whether as a result of revocation, suspension or limitation, we would no longer be able to perform the GEC, which would eliminate our primary source of revenue and harm our business. If we were to lose our CLIA certificate for our Austin laboratory, we would need to move the receipt and storage of FNAs, as well as the slide preparation for cytopathology, to South San Francisco, which could result in a delay in processing tests during that transition and increased costs. If we were to lose our licenses issued by New York or by other states where we are required to hold licenses, we would not be able to test specimens from those states. New tests we may develop may be subject to new approvals by regulatory bodies such as New York State, and we may not be able to offer our new tests until such approvals are received.  We have received preliminary approval from New York State for our Afirma Malignancy Classifiers.  There is no assurance that we will be able to obtain final approval.

Finally, we may be subject to regulation in foreign jurisdictions as we pursue offering Afirma internationally. Other limitations, such as prohibitions on the import of tissue necessary for us to perform our tests or restrictions on the export of tissue imposed by countries outside of the United States or the import of tissue into the United States, may constrain our ability to offer Afirma internationally in the future.

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

In April 2014, the President signed the Protecting Access to Medicare Act of 2014, or PAMA, which included a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS or the Physician Fee Schedule would report, beginning January 1, 2016, and then on an every three year basis thereafter (or annually for “advanced diagnostic laboratory tests”), private payer payment rates and volumes for their tests. CMS will use the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume-weighted median of the private payor payment rates for the tests. The payment rates calculated under PAMA will be effective starting January 1, 2017. Any reductions to payment rates resulting from the new methodology are limited to 10% per test per year in each of the years 2017 through 2019 and to 15 percent per test per year in each of 2020 through 2022. Although CMS has not yet issued regulations to implement PAMA, we believe our Afirma tests would be considered an advanced diagnostic laboratory test. Further rule-making from CMS will define the time period and data elements evaluated on an annual basis to set reimbursement rates for tests like Afirma. For future tests launched by us, including our IPF assay, the initial payment rate (for a period not to exceed nine months) for such advanced diagnostic laboratory tests will be set at the “actual list charge” for the test as reported by the laboratory. Insofar as the actual list charge substantially exceeds private payor rates (by more than 30%), CMS will have the ability to recoup excess payments made during the initial nine-month payment period.

PAMA codified coverage rules for laboratory tests by requiring any local coverage determination to be made following the established procedures for development and appeals of local coverage determinations. PAMA also authorizes CMS to consolidate coverage policies for clinical laboratory tests among one to four laboratory-specific MACs. These same contractors may also be designated to process claims if CMS determines that such a model is appropriate.

In addition to changes adopted by PAMA, in 2013 CMS announced plans to bundle payments for clinical laboratory tests together with other services performed during hospital outpatient visits under the Hospital Outpatient Prospective Payment System. CMS exempted molecular diagnostic tests from this packaging provision at this time. Although biopsies for our tests are generally not performed in the hospital outpatient setting, it is possible that this proposal could impact payment for some portion of our tests in the future.

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

The marketing, sale and use of Afirma could lead to product liability claims if someone were to allege that the Afirma GEC failed to perform as it was designed. We may also be subject to liability for errors in the results we provide to physicians or for a misunderstanding of, or inappropriate reliance upon, the information we provide. Our Afirma GEC is performed on FNA samples that are diagnosed as indeterminate by standard cytopathology review. We report results as benign or suspicious to the prescribing physician. Under certain circumstances, we might report a result as benign that later proves to have been malignant. This could be the result of the physician having poor nodule sampling in collecting the FNA, performing the FNA on a different nodule than the one that is malignant or failure of the GEC to perform as intended. We may also be subject to similar types of claims related to our Afirma Malignancy Classifiers or to products we may develop in the future. A product liability or errors and omissions liability claim could result in substantial damages and be costly and time consuming for us to defend. Although we maintain product liability and errors and omissions insurance, we cannot assure you that our insurance would fully protect us from the financial impact of defending against these types of claims or any judgments, fines or settlement costs arising out of any such claims. Any product liability or errors and omissions liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could cause injury to our reputation or cause us to suspend sales of our products and solutions. The occurrence of any of these events could have an adverse effect on our business and results of operations.

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

In addition, our research and development programs and commercial laboratory operations depend on our ability to attract and retain highly skilled scientists, including licensed clinical laboratory scientists and biostatisticians. We may not be able to attract or retain qualified scientists and technicians in the future due to the intense competition for qualified personnel among life science businesses, particularly in the San Francisco Bay Area. Because it is expected that there will be a shortage of clinical laboratory scientists in coming years, it may become more difficult to hire sufficient numbers of qualified personnel. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific personnel. Additionally, our success depends on our ability to attract and retain qualified salespeople. In early 2014, we significantly expanded our sales force. There can be no assurance that they will be successful in maintaining and growing the business in their territory. We plan to further increase our sales force, and we may have difficulties locating and recruiting additional sales personnel in the future or retaining qualified salespeople, which could cause a delay or decline in the rate of adoption of our solution. Finally, our business requires specialized capabilities in reimbursement, billing, finance, and other areas and there may be a shortage of qualified individuals. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to support our research and development, clinical laboratory, sales and reimbursement, billing and finance efforts. All of our employees are at-will, which means that either we or the employee may terminate their employment at any time. We do not carry key man insurance for any of our employees.

If our laboratory in South San Francisco becomes inoperable due to an earthquake or either of our laboratories becomes inoperable for any other reason, we will be unable to perform our testing services and our business will be harmed.

We perform all of the Afirma GEC testing at our laboratory in South San Francisco, California. Our laboratory in Austin, Texas accepts and stores substantially all FNA samples pending transfer to our California laboratory for Afirma GEC processing. The equipment we use to perform the Afirma GEC would be costly to replace and could require substantial lead time to replace and qualify for use. Either of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding and power outages, which may render it difficult or impossible for us to perform our testing services for some period of time or to receive and store samples. The inability to perform Afirma GEC testing or the backlog of Afirma GEC tests that could develop if our California facility is inoperable for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

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

We apply for and in-license patents covering our products and technologies and uses thereof, as we deem appropriate, however we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. We have four granted utility patents which expire between 2030 and 2033 related to methods that are used in the Afirma diagnostic platform, in addition to seven pending United States utility patent applications.  Some of these United States utility patent applications have pending foreign counterparts.  We also exclusively licensed intellectual property including rights to two pending United States utility patent applications, in the thyroid space. We have two pending patent applications (a foreign application and a United States utility application) related to our lung disease product under development.  Any patents granted from these applications will expire in 2034. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. We may not be successful in defending any challenges made against our patents or patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents and increased competition to our business. The outcome of patent litigation can be uncertain and any attempt by us to enforce our patent rights against others may not be successful, or, if successful, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business.

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

In particular, the patent positions of companies engaged in the development and commercialization of genomic diagnostic tests, like the Afirma GEC and Malignancy Classifiers, are particularly uncertain. Various courts, including the U.S. Supreme Court, have rendered decisions that affect the scope of patentability of certain inventions or discoveries relating to certain diagnostic tests and related methods. These decisions state, among other things, that patent claims that recite laws of nature (for example, the relationship between blood levels of certain metabolites and the likelihood that a dosage of a specific drug will be ineffective or cause harm) are not themselves patentable. What constitutes a law of nature is uncertain, and it is possible that certain aspects of genetic diagnostics tests would be considered natural laws. Accordingly, the evolving case law in the United States may adversely affect our ability to obtain patents and may facilitate third-party challenges to any owned and licensed patents.

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

As a public company, we will continue to incur significant legal, accounting, consulting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. In addition, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of 2010, as well as rules implemented by the Securities and Exchange Commission, or the SEC, and The NASDAQ Stock Market, impose a number of requirements on public companies, including with respect to corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance and disclosure obligations. Moreover, these rules and regulations have and will continue to increase our legal, accounting and financial compliance costs and make some activities more complex, time-consuming and costly. We also expect that it will continue to be expensive for us to maintain director and officer liability insurance.

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

As of August 1, 2014, directors and executive officers and their affiliates beneficially owned, in the aggregate, 68% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third-party from acquiring control over us.

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

Item 6. Exhibits

Exhibit Number	Description
10.24*	Letter of Agreement for Proposed Second Amendment to Co-Promotion Agreement Between Veracyte, Inc. and Genzyme Corporation.
31.1*	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2*	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)
32.2**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)
#101.INS	XBRL Instance Document
#101.SCH	XBRL Taxonomy Extension Schema Document
#101.CAL	XBRL Taxonomy Extension Calculation Document
#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
#101.LAB	XBRL Taxonomy Extension Label Linkbase Document
#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

**In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 (the “Securities Act”) except to the extent that the registrant specifically incorporates it by reference.

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

Date: August 14, 2014

VERACYTE, INC.

	By:	/s/ Shelly D. Guyer
Shelly D. Guyer
Chief Financial Officer
(Principal Financial Officer)

Exhibit Number	Description
10.24*	Letter of Agreement for Proposed Second Amendment to Co-Promotion Agreement Between Veracyte, Inc. and Genzyme Corporation.
31.1*	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2*	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)
32.2**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)
#101.INS	XBRL Instance Document
#101.SCH	XBRL Taxonomy Extension Schema Document
#101.CAL	XBRL Taxonomy Extension Calculation Document
#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
#101.LAB	XBRL Taxonomy Extension Label Linkbase Document
#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 (the “Securities Act”) except to the extent that the registrant specifically incorporates it by reference.

# In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purposes of Section 18 of the Exchange Act.  Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act except to the extent that the registrant specifically incorporates it by reference.