Form 10-Q
period 2014-09-30
VERACYTE, INC.
filed 2014-11-13
CIK 1384101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 1, 2014, there were 22,506,605 shares of common stock, par value $0.001 per share, outstanding.

VERACYTE, INC.

i

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

VERACYTE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)	(Derived from audited financial statements)
Assets
Current assets:
Cash and cash equivalents	$44,002	$71,220
Accounts receivable, net of allowance of $114 and $107 as of September 30, 2014 and December 31, 2013	1,180	1,143
Supplies inventory	3,350	2,567
Prepaid expenses and other current assets	1,711	1,477
Deferred tax asset	325	—
Restricted cash	100	—
Total current assets	50,668	76,407
Property and equipment, net	3,792	2,952
In-process research and development	16,000	—
Goodwill	1,057	—
Restricted cash	118	118
Other assets	179	153
Total assets	$71,814	$79,630
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,587	$5,294
Accrued liabilities	6,106	7,594
Deferred Genzyme co-promotion fee	1,897	2,500
Current portion of long-term debt	1,420	—
Total current liabilities	18,010	15,388
Long-term debt, net of current portion	3,587	4,899
Deferred tax liability	325	—
Deferred rent, net of current portion	186	286
Deferred Genzyme co-promotion fee, net of current portion	1,423	2,614
Total liabilities	23,531	23,187
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 22,490,488 and 21,143,313 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	22	21
Additional paid-in capital	155,141	142,071
Accumulated deficit	(106,880)	(85,649)
Total stockholders’ equity	48,283	56,443
Total liabilities and stockholders’ equity	$71,814	$79,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenue	$9,838	$5,594	$25,991	$15,046
Operating expenses:
Cost of revenue	4,168	3,132	11,741	9,136
Research and development	2,233	2,028	6,602	5,940
Selling and marketing	5,533	3,291	14,970	8,609
General and administrative	5,715	3,244	13,625	8,772
Total operating expenses	17,649	11,695	46,938	32,457
Loss from operations	(7,811)	(6,101)	(20,947)	(17,411)
Interest expense	(114)	(126)	(338)	(131)
Other income (expense), net	23	(76)	54	(2,146)
Net loss and comprehensive loss	$(7,902)	$(6,303)	$(21,231)	$(19,688)
Net loss per common share, basic and diluted	$(0.37)	$(6.59)	$(0.99)	$(22.87)
Shares used to compute net loss per common share, basic and diluted	21,648,660	955,890	21,346,565	860,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2014	September 30, 2013
Operating activities
Net loss	$(21,231)	$(19,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	833	717
Bad debt expense	67	184
Genzyme co-promotion fee amortization	(1,794)	(1,875)
Stock-based compensation	2,402	851
Amortization of debt discount and issuance costs	81	28
Interest on debt balloon payment	60	21
Change in value of preferred stock liability	—	2,070
Change in value of preferred stock warrant liability	—	77
Changes in operating assets and liabilities:
Accounts receivable	(104)	(329)
Supplies inventory	(783)	(342)
Prepaid expenses and current other assets	(552)	(2,183)
Other assets	(46)	32
Accounts payable	3,298	3,813
Accrued liabilities and deferred rent	(1,427)	763
Net cash used in operating activities	(19,196)	(15,861)
Investing activities
Purchases of property and equipment	(1,491)	(1,061)
Cash remitted for acquisition, net of cash received	(6,886)	—
Change in restricted cash	(100)	50
Net cash used in investing activities	(8,477)	(1,011)
Financing activities
Proceeds from issuance of long-term debt, net of debt issuance costs	—	4,877
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	12,945
Commissions and issuance costs relating to the initial public offering	(129)	—
Proceeds from the exercise of common stock options	584	474
Net cash provided by financing activities	455	18,296
Net increase (decrease) in cash and cash equivalents	(27,218)	1,424
Cash and cash equivalents at beginning of period	71,220	14,002
Cash and cash equivalents at end of period	$44,002	$15,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On September 16, 2014, the Company acquired Allegro Diagnostics Corp. (“Allegro”) via a merger with Full Moon Acquisition, Inc. (“Full Moon”), a wholly-owned subsidiary of the Company. Allegro was a privately-held company based in Maynard, Massachusetts, focused on the development of genomic tests to improve the preoperative diagnosis of lung cancer.  Allegro merged with Full Moon (“Merger”) with Allegro surviving the Merger as a wholly-owned subsidiary of the Company. See Note 3.

Basis of Presentation

The accompanying interim period condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. The condensed consolidated financial statements include the accounts of the Company and Allegro. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of September 30, 2014, the condensed consolidated statements of operations and comprehensive loss and the condensed consolidated statements of cash flows for the three and nine months ended September 30, 2014 and 2013, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2013 has been derived from audited financial statements. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results expected for the full fiscal year or any other period.

The accompanying interim period condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Through September 30, 2014, all of the Company’s revenues are derived from the sale of Afirma. The Company’s solution to date has been delivered primarily to physicians in the United States. The Company’s significant third-party payers and their related revenue as a percentage of total revenue are as follows:

	Nine Months Ended September 30,
	2014	2013
Medicare	26%	33%
Aetna	11%	8%
United Healthcare	17%	17%
	54%	58%

Medicare revenues increased $1.8 million to $6.8 million in the nine months ended September 30, 2014 compared to $5.0 in the corresponding period in 2013.  As the number of payers reimbursing for Afirma increases, the percentage of revenue derived from Medicare and other significant third-party payers has changed and will continue to change as a percentage of the Company’s total revenue.

Accounts receivable from Medicare amounted to 82% and 78% of accounts receivable as of September 30, 2014 and December 31, 2013. No other third-party payer represented more than 10% of the Company’s accounts receivable balances for these periods.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents consist primarily of amounts invested in money market accounts.

Restricted Cash

The Company reserved $100,000 in cash to cover liabilities associated with the Merger. This restricted cash is included in current assets on the Company’s condensed consolidated balance sheet.

The Company had long-term deposits of $118,000 as of September 30, 2014 and December 31, 2013, restricted from withdrawal and held by a bank in the form of collateral for letters of credit. The balance for each period consists of a letter of credit totaling $118,000 held as security for the lease of the Company’s office space in South San Francisco, California.     This restricted cash is included in long-term assets on the Company’s condensed consolidated balance sheets.

Allowance for Doubtful Accounts

The Company estimates an allowance for doubtful accounts against its individual accounts receivable based on estimates of expected reimbursement consistent with historical payment experience in relation to the amounts billed. Bad debt expense is included in general and administrative expense on the Company’s statements of operations and comprehensive loss. Accounts receivable are written off against the allowance when there is substantive evidence that the account will not be paid. If the financial condition of the Company’s customers deteriorates, resulting in an impairment of their ability to make payment, additional allowances may be required.

The balance of allowance for doubtful accounts as of September 30, 2014 and December 31, 2013, including charges to bad debt expense and write-offs, net of recoveries, was as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Beginning balance	$107	$222
Charged to expense	67	109
Write-offs, net of recoveries	(60)	(224)
Ending balance	$114	$107

Supplies Inventory

Supplies inventory consists of test reagents and other consumables used in the sample collection kits and in cytopathology and GEC test processing and are valued at the lower of cost or market value. Cost is determined using actual costs on a first-in, first-out basis.

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

Internal-use Software

The Company capitalizes costs incurred in the application development stage to design and implement the software used in the tracking and reporting of laboratory activity. Costs incurred in the development of application software are capitalized and amortized over an estimated useful life of three years on a straight line basis. The total cost, accumulated depreciation and net book value was $775,000, $291,000 and $484,000, respectively, as of September 30, 2014, and was $482,000, $195,000 and $287,000, respectively, as of December 31, 2013, and are included in property and equipment in the Company’s condensed consolidated balance sheets. During the nine months ended September 30, 2014 and 2013, the Company capitalized $293,000 and $211,000, respectively, of software development costs. Amortization expense totaled $32,000 and $96,000 in the three and nine months ended September 30, 2014, respectively, and $36,000 and $74,000 in the three and nine months ended September 30, 2013, respectively.

Business Combination

The Company accounts for acquisitions using the acquisition method of accounting which requires the recognition of tangible and identifiable intangible assets acquired and liabilities assumed at their estimated fair values as of the business combination date. The Company allocates any excess purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets acquired and liabilities assumed to goodwill. Transaction costs are expensed as incurred in general and administrative expenses. Results of operations and cash flows of acquired companies are included in the Company’s operating results from the date of acquisition.

Goodwill

Goodwill is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate that it may be impaired. The Company’s goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. The Company has determined that it operates in a single segment and has a single reporting unit associated with the development and commercialization of diagnostic products. In the event the Company determines that it is more likely than not the carrying value of the reporting unit is higher than its fair value, quantitative testing is performed comparing recorded values to estimated fair values. If impairment is present, the impairment loss is measured as the excess of the recorded goodwill over its implied fair value. The Company performs its annual evaluation of goodwill during the fourth quarter of each fiscal year.

Intangible Assets

The Company’s intangible assets are comprised of acquired in-process research and development (“IPR&D”). The fair value of IPR&D acquired through a business combination is capitalized as an indefinite-lived intangible asset until the completion or abandonment of the related research and development activities. IPR&D is not amortized but is tested for impairment annually or when events or circumstances indicate that the fair value may be below the carrying value of the asset. If and when development is complete, the associated assets would then be amortized over their estimated useful lives.

Impairment of Long-lived Assets

The Company annually reviews long-lived and indefinite lived assets other than goodwill for impairment or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes an impairment loss when the total of estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. There were no impairments for the nine months ended September 30, 2014 and 2013.

Goodwill is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate that it may be impaired. The Company’s goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. The Company has determined that it operates in a single segment and has a single reporting unit associated with the development and commercialization of diagnostic products. In the event the Company determines that it is more likely than not the carrying value of the reporting unit is higher than its fair value, quantitative testing is performed comparing recorded values to estimated fair values. If impairment is present, the impairment loss is measured as the excess of the recorded goodwill over its implied fair value. The Company performs its annual evaluation of goodwill during the fourth quarter of each fiscal year.

Bonus Accruals

The Company accrues for liabilities under discretionary employee and executive bonus plans. These estimated compensation liabilities are based on progress against corporate objectives approved by the Board of Directors, compensation levels of eligible individuals, and target bonus percentage levels. The Board of Directors and the Compensation Committee of the Board of Directors review and evaluate the performance against these objectives and ultimately determine what discretionary payments are made. As of September 30, 2014 and December 31, 2013, the Company accrued $469,000 and $1.1 million, respectively, for liabilities associated with these employee and executive bonus plans which are included in accrued liabilities in the Company’s condensed consolidated balance sheets.

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

Persuasive evidence of an arrangement exists and delivery is deemed to have occurred upon delivery of a patient report to the prescribing physician. The assessment of the fixed or determinable nature of the fees charged for diagnostic testing performed and the collectability of those fees require significant judgment by management. Management believes that these two criteria have been met when there is a contracted reimbursement rate and/or a predictable pattern of collectability with individual third-party payers and, accordingly, recognizes revenue upon delivery of the patient report. Some patients have out-of-pocket costs for amounts not covered by their insurance carrier, and the Company may bill the patient directly for these amounts in the form of co-payments and co-insurance in accordance with their insurance carrier and health plans. Some payers may not cover the Company’s GEC as ordered by the prescribing physician under their reimbursement policies. The Company pursues reimbursement from such patients on a case-by-case basis.

In the absence of contracted reimbursement or a predictable pattern and history of collectability, the Company believes that the fee is fixed or determinable and collectability is reasonably assured only upon receipt of third-party payer notification of payment or when cash is received and, accordingly, recognizes revenue at that time.

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

Equity awards issued to non-employees are valued using the Black-Scholes option-pricing model and are subject to remeasurement as the underlying equity awards vest.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for the Company in the first quarter of fiscal 2017. The Company has not yet selected a transition method and is currently evaluating the potential effect of the updated standard on its financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU provide guidance on the financial statements presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company adopted this guidance during the first quarter of 2014 and such adoption did not have a material impact on the Company’s condensed consolidated financial statements.

2. Net Loss Per Common Share

The following table presents the calculation of basic and diluted net loss per common share for the three and nine months ended September 30, 2014 and 2013 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(7,902)	$(6,303)	$(21,231)	$(19,688)
Shares used to compute net loss per common share, basic and diluted	21,648,660	955,890	21,346,565	860,957
Net loss per common share, basic and diluted	$(0.37)	$(6.59)	$(0.99)	$(22.87)

The following outstanding shares of common stock equivalents have been excluded from diluted net loss per common share for the nine months ended September 30, 2014 and 2013 because their inclusion would be anti-dilutive:

	Nine Months Ended September 30,
	2014	2013
Shares of common stock issuable upon conversion of preferred stock	—	14,997,312
Shares of common stock subject to outstanding options	3,090,577	2,355,579
Warrants to purchase convertible preferred stock	—	24,801
Total shares of common stock equivalents	3,090,577	17,377,692

3. Business Combination

On September 16, 2014, the Company acquired Allegro via a merger with Full Moon, a wholly-owned subsidiary of the Company. Allegro was a privately-held company based in Maynard, Massachusetts, focused on the development of genomic tests to improve the preoperative diagnosis of lung cancer.  Allegro merged with Full Moon with Allegro surviving the Merger as a wholly-owned subsidiary of the Company.  At the effective time of the Merger, each share of the common stock of Full Moon issued and outstanding immediately prior to the effective time of the Merger was automatically converted into one share of common stock of Allegro and represented the only outstanding common stock of Allegro at the effective time of the Merger; all previously issued and outstanding shares of common stock of Allegro were canceled.  The Series A preferred stock of Allegro issued and outstanding immediately prior to the effective time of the Merger was canceled and automatically converted into the right to receive a total of 964,377 shares of the Company’s common stock and $2.7 million in cash.  Outstanding indebtedness of Allegro totaling $4.3 million was settled in cash by the Company on the effective date of the Merger.  All outstanding stock options under Allegro’s equity incentive plan were canceled.

The acquisition of Allegro is expected to accelerate the Company’s molecular diagnostics business into the pulmonology diagnostics market.  Allegro’s lung cancer test is designed to help physicians determine which patients with lung nodules who have had a non-diagnostic bronchoscopy result are at low risk for cancer and can thus be safely monitored with CT scans rather than undergoing invasive procedures.

The Merger was accounted for using the acquisition method of accounting with the Company treated as the accounting acquirer. The purchase price was preliminarily allocated based on the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition. The preliminary purchase price allocation is subject to further refinement and may require adjustments, such as adjustments related to working capital, to arrive at the final purchase price allocation. The Company expects the purchase price allocation to be completed within six months of the acquisition date.

The Company incurred approximately $500,000 in acquisition-related costs related to the Merger, which primarily consisted of legal, accounting and valuation-related expenses. In addition, the Company incurred $1.2 million related to transaction bonuses and severance payments to former Allegro employees associated with the Merger. These expenses were recorded in general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss. Total expenses and net loss associated with the acquired Allegro business in the Company’s condensed consolidated statements of operations and comprehensive loss were not separately identifiable due to the integration with the Company’s operations.

The acquisition consideration was comprised of (in thousands):

Stock	$10,078
Cash	2,725
Payment of outstanding indebtedness	4,290
Total acquisition consideration	$17,093

The stock consideration of $10.1 million was determined based on the closing price of the Company’s common stock on September 16, 2014 ($10.45 per share).

The fair value of the assets acquired and liabilities assumed at the closing date of the Merger are summarized below (in thousands):

Cash and cash equivalents	$29
Prepaid expenses	3
Other current assets	13
In-process research and development	16,000
Goodwill	1,057
Accrued liabilities	(9)
Total net assets acquired	$17,093

The fair value of IPR&D was determined using the multi-period excess earnings method of the income approach, which estimates the economic benefits of the IPR&D over multiple time periods by identifying the cash flows associated with the use of the asset, based on forecasts prepared by management, and deducting a periodic charge reflecting a fair return for the use of contributory assets. The forecasted cash flows were discounted based on a discount rate of 18.5%. The discount rate represents the Company’s weighted average return on assets and was benchmarked against the internal rate of return and cost of capital of guideline publicly traded companies. The fair value of the IPR&D was capitalized as of the closing date of the Merger and is subsequently accounted for as an indefinite-lived intangible asset, tested for impairment at least annually, until completion or abandonment of the associated research and development efforts. Once complete, amortization of the acquired IPR&D asset into earnings will commence. The Company estimates that the acquired IPR&D asset will have a useful life of less than 20 years after taking into consideration expected use of the asset, legal or regulatory provisions that may limit or extend the life of the asset, as well as the effects of obsolescence and other economic factors.

Goodwill, which represents the purchase price in excess of the fair value of net assets acquired, is not expected to be deductible for income tax purposes. This goodwill is reflective of the value derived from the expected acceleration of the Company’s entry into the pulmonology market.

Pro Forma Financial Information (Unaudited)

The following pro forma financial information is based on the historical financial statements of the Company and presents the Company’s results as if the Merger had occurred as of January 1, 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$9,838	$5,594	$25,991	$15,046
Net loss	$(6,454)	$(8,218)	$(20,948)	$(23,022)

The pro forma results present the combined historical results of operations with adjustments to reflect one-time charges including:

•                  The reversal of costs related to transaction bonuses and other payments to employees and acquisition-related expenses directly related to the Merger of $2.2 million for the three months and the nine months ended September 30, 2014; and

•                  The elimination of interest expense related to Allegro indebtedness of $228,000 and $2.3 million for the three and nine month periods ended September 30, 2014, respectively, and $198,000 and $4.5 million for the three and nine months ended September 30, 2013, respectively.

The pro forma information presented does not purport to present what the actual results would have been had the Merger actually occurred on January 1, 2013, nor is the information intended to project results for any future period.

4. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Accrued compensation expenses	$1,482	$1,962
Accrued Genzyme co-promotion fees	3,211	4,915
Accrued other	1,413	717
Accrued liabilities	$6,106	$7,594

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

The fair value of the Company’s financial assets, which consist only of money market funds, was $42.6 million and $70.0 million as of September 30, 2014 and December 31, 2013, respectively, and are Level I assets as described above.

6. Commitments and Contingencies

Operating Leases

The Company leases its headquarters and South San Francisco laboratory facilities under a non-cancelable lease agreement that expires March 31, 2016. The Company provided security deposits in the form of irrevocable standby letters of credit secured with restricted cash deposits at the Company’s primary bank. The Company deposited $118,000 in restricted cash accounts as collateral for the lease which is included in restricted cash in the Company’s condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013.

The Company also leases laboratory space in Austin, Texas. The lease expires on July 31, 2018. The Company provided a cash security deposit of $75,000, which is included in other assets in the Company’s balance sheet as of September 30, 2014 and December 31, 2013.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2014 are as follows (in thousands):

Year Ending December 31,	Amount
October through December 31, 2014	$237
2015	989
2016	413
2017	222
2018	130
Total minimum lease payments	$1,991

The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Facilities rent expense was $213,000 and $214,000 for the three months ended September 30, 2014 and 2013, respectively, and $639,000 and $658,000 for the nine months ended September 30, 2014 and 2013, respectively.

Volume Purchase Agreement

The Company had non-cancelable purchase obligations to contract manufacturers and suppliers for approximately $64,000 at September 30, 2014, all of which is estimated to be payable before December 31, 2014.

Contingencies

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. The Company believes there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.

7. Debt

In June 2013, the Company entered into a loan and security agreement with a financial institution to fund its working capital and other general corporate needs. The agreement provided for term loans of $10.0 million in aggregate. The Company drew down $5.0 million in funds under the agreement in June 2013, and did not draw the remaining $5.0 million on or before the expiration date of March 31, 2014. The carrying value of the debt approximates its fair value because the interest rate approximates market rates that the Company could obtain for debt with similar terms. The Company’s long-term debt obligation is a Level III liability. Level III inputs include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability. The Company is required to repay the outstanding principal in 30 equal installments beginning 18 months after the date of the borrowing and is due in full in June 2017. The loan bears interest at a rate of 6.06% per annum. The loan carries prepayment penalties of 2.25% and 1.5% for prepayment within one and two years, respectively, of the loan origination and 0.75% thereafter.

As of September 30, 2014 and December 31, 2013, the net debt obligation was as follows (in thousands):

	September 30, 2014	December 31, 2013
Debt and unpaid accrued end-of-term payment	$5,102	$5,042
Unamortized note discount	(95)	(143)
Net debt obligation	$5,007	$4,899
Current portion of long-term debt	$1,420	$—
Long-term debt, net of current portion	$3,587	$4,899

The obligation includes an end-of-term payment of $223,000, representing 4.45% of the total outstanding principal balance, which accretes over the life of the loan as interest expense. As a result of the debt discount and the end-of-term payment, the effective interest rate for the loan differs from the contractual rate.

Interest expense on the debt was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Nominal interest	$78	$78	$230	$81
Amortization of debt discount	16	16	48	17
End of term payment interest	20	20	60	21
Total	$114	$114	$338	$119

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

8. Convertible Preferred Stock Warrant

In June 2013, in conjunction with the execution of the loan and security agreement, as discussed in Note 7, the Company issued to the lender a warrant to purchase up to 49,602 shares of Series C convertible preferred stock with an exercise price of $7.56 per share. Upon the draw down of the $5.0 million term loan, the related warrant became exercisable for 24,801 shares. In November 2013, in connection with the Company’s IPO, the warrant automatically became exercisable for 24,801 shares of common stock at an exercise price of $7.56 per share. The lender exercised the warrant with respect to 24,801 shares through a cashless exercise in March 2014, resulting in the issuance of 13,739 shares of the Company’s common stock.

9. Stockholders’ Equity

Common Stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue 125,000,000 shares of common stock with a par value of $0.001 per share. The holder of each share of common stock shall have one vote for each share of stock. The common stockholders are also entitled to receive dividends whenever funds and assets are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all series of convertible preferred stock outstanding. No dividends have been declared as of September 30, 2014.

As of September 30, 2014 and December 31, 2013, the Company had reserved shares of common stock for issuance as follows:

	September 30, 2014	December 31, 2013
Options issued and outstanding	3,090,577	2,359,287
Options available for grant under stock option plans	1,533,190	1,787,802
Common stock warrants issued and outstanding	—	24,801
Total	4,623,767	4,171,890

Preferred Stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share. No shares were issued and outstanding at September 30, 2014 or December 31, 2013.

10. Stock Incentive Plans

The following table summarizes activity under the Company’s stock option plans (aggregate intrinsic value in thousands):

	Shares Available for Grant	Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance - December 31, 2013	1,787,802	2,359,287	$3.07	7.84	$26,964
Additional options authorized	845,732	—
Granted	(1,248,342)	1,248,342	14.47
Canceled	147,998	(147,998)	8.21
Exercised	—	(369,054)	1.59
Balance - September 30, 2014	1,533,190	3,090,577	$7.61	8.06	$12,370
Options exercisable - September 30, 2014		1,766,445	$3.19	7.08	$11,678
Options vested and expected to vest - September 30, 2014		2,948,498	$7.32	8.00	$12,296

The aggregate intrinsic value was calculated as the difference between the exercise price of the options to purchase common stock and the fair market value of the Company’s common stock of $9.75 per share as of September 30, 2014.

Outstanding and exercisable stock options at September 30, 2014 are summarized as follows:

	Options Outstanding		Options Vested and Exercisable
Exercise Price	Number	Weighted-Average Remaining Contractual Life (in Years)	Number	Weighted-Average Remaining Contractual Life (in Years)
$0.08	47,750	3.88	47,750	3.88
$0.80	131,514	5.45	131,514	5.45
$2.36	342,267	6.10	333,541	6.10
$2.40	153,469	4.89	139,821	4.69
$2.68	549,014	7.50	520,942	7.50
$4.00	426,514	8.28	390,744	8.28
$6.04	195,082	8.71	165,105	8.71
$7.92	9,000	8.95	2,438	8.95
$10.45	75,000	9.96	—	—
$12.06	22,300	9.95	—	—
$12.12	39,625	9.01	34,590	9.01
$12.64-18.24	1,099,042	9.48	—	—
$0.08-18.24	3,090,577	8.06	1,766,445	7.08

The weighted-average fair value of stock options granted was $9.74 and $3.73 per share for the nine months ended September 30, 2014 and 2013, respectively.

The weighted-average fair value of stock options vested was $2.84 and $2.24 per share for the nine months ended September 30, 2014 and 2013, respectively. The aggregate estimated grant date fair value of employee options to purchase common stock vested during the nine months ended September 30, 2014 and 2013 was $1.1 million and $1.2 million, respectively.

The weighted-average fair value of stock options exercised was $1.06 and $0.98 per share for the nine months ended September 30, 2014 and 2013, respectively. The intrinsic value of stock options exercised was $3.0 million and $3.5 million for the nine months ended September 30, 2014 and 2013, respectively.

Stock-based Compensation

The following table summarizes stock-based compensation expense related to stock options for the three and nine months ended September 30, 2014 and 2013, and are included in the unaudited statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$17	$10	$40	$23
Research and development	184	67	446	170
Selling and marketing	200	46	485	123
General and administrative	634	238	1,431	535
Total	$1,035	$361	$2,402	$851

As of September 30, 2014, the Company had $10.0 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over an estimated weighted-average period of 3.2 years.

The estimated grant date fair value of employee stock options was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted-average volatility	72.84-75.29%	80.57%	72.84-78.54%	80.42 - 81.41%
Weighted-average expected term (years)	6.08	6.08	5.50-6.08	5.0 - 6.08
Risk-free interest rate	1.87-2.04%	2.11%	1.66-2.04%	0.88 - 2.11%
Expected dividend yield	0%	0%	0%	0%

Stock-based compensation related to stock options granted to non-employees is recognized as the stock options are earned. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option-pricing model with the following assumptions: expected life is equal to the remaining contractual term of the award as of the measurement date ranging from 8.18 years to 9.01 years as of September 30, 2014 and 7.97 years to 9.18 years as of September 30, 2013; risk free rate is based on the U.S. Treasury Constant Maturity rate with a term similar to the expected life of the option at the measurement date ranging from 2.34% to 2.42% as of September 30, 2014 and 2.22% to 2.47% as of September 30, 2013; expected dividend yield of 0%; and volatilities ranging from 73.24% to 73.96% as of September 30, 2014 and 78.81% to 79.54% as of September 30, 2013.

11. Genzyme Co-promotion Agreement

In January 2012, the Company and Genzyme Corporation (“Genzyme”) executed a co-promotion agreement for the co-exclusive rights and license to promote and market the Company’s Afirma thyroid diagnostic solution in the United States and in 40 named countries. In exchange, the Company received a $10.0 million upfront co-promotion fee from Genzyme in February 2012. The Company may receive an additional $3.0 million in payments, $600,000 for each country outside of the United States in which the Company obtains marketing authorization and achieves a specified level of reimbursement, for up to five countries. Under the terms of the agreement, Genzyme will receive a percentage of cash receipts that the Company has received related to Afirma as co-promotion fees. The percentage was 50% in 2012, 40% from January 2013 through February 2014, and 32% beginning in March 2014 and thereafter. Genzyme will also spend up to $500,000 for qualifying clinical development activities in countries that require additional testing for approval. This obligation expired in July 2014. The agreement expires in January 2027 and either party may terminate the agreement at any time and with six months prior notice.

On August 12, 2014, the Company signed a binding Letter of Agreement with Genzyme to amend the co-promotion agreement. Under the amendment, the co-promotion fees Genzyme would receive as a percentage of U.S. cash receipts would be reduced from 32% to 15% beginning January 1, 2015, and the earliest either party could terminate the agreement for convenience would be June 30, 2016.  The Company entered into an Amended and Restated U.S. Co-Promotion Agreement with Genzyme in November 2014, which will be effective on January 1, 2015. See Note 14. Through August 11, 2014, the Company amortized the $10.0 million upfront co-promotion fee over a four-year period, which was management’s best estimate of the life of the agreement, in part because after that period either party could terminate the agreement without penalty.  Effective August 12, 2014, the Company extended the amortization period from January 2016 to June of 2016, the modified earliest period either party may terminate the agreement without penalty. The Company accounted for the change in accounting estimate prospectively.

The Company incurred $3.2 million and $2.3 million in co-promotion expense in the three months ended September 30, 2014 and 2013, respectively, and $8.7 million and $6.0 million in the nine months ended September 30, 2014 and 2013, respectively, which is included in selling and marketing expenses in the condensed consolidated statements of operations and comprehensive loss. The Company’s outstanding obligation to Genzyme totaled $8.7 million and $6.7 million at September 30, 2014 and December 31, 2013, respectively.  Of the $8.7 million obligation at September 30, 2014, $5.5 million is included in accounts payable and $3.2 million is included in accrued liabilities in the Company’s condensed consolidated balance sheets.  Of the $6.7 million obligation at December 31, 2013, $1.8 million is included in accounts payable and $4.9 million is included in accrued liabilities in the Company’s condensed consolidated balance sheets.

The Company amortized $544,000 and $625,000 of the $10.0 million up-front co-promotion fee in the three months ended September 30, 2014 and 2013, respectively, and $1.8 million and $1.9 million in the nine months ended September 30, 2014 and 2013, respectively, which is reflected as a reduction to selling and marketing expenses in the statements of operations and comprehensive loss.  The unamortized balance of the co-promotion fee is reflected on the Company’s condensed consolidated balance sheets as follows (in thousands):

	September 30, 2014	December 31, 2013
Current liabilities:
Deferred Genzyme co-promotion fee	$1,897	$2,500
Long-term liabilities:
Deferred Genzyme co-promotion fee, net of current portion	1,423	2,614
Total	$3,320	$5,114

12. Thyroid Cytology Partners

In 2010, the Company entered into an arrangement with Pathology Resource Consultants, P.A. (“PRC”) to set up and manage a specialized pathology practice to provide testing services to the Company. There is no direct monetary compensation from the Company to PRC as a result of this arrangement. The Company’s service agreement is with the specialized pathology practice, Thyroid Cytopathology Partners (“TCP”), and is effective through December 31, 2015, unless terminated earlier, and renews annually thereafter. Under the service agreement, Veracyte pays TCP based on a fixed price per test schedule, which is reviewed periodically for changes in market pricing. Subsequent to December 2012, an amendment to the service agreement allows TCP to use a portion of Veracyte’s facility in Austin, Texas. The Company does not have an ownership interest in or provide any form of financial or other support to TCP. The Company has concluded that TCP represents a variable interest entity and that the Company is not the primary beneficiary as it does not have the ability to direct the activities that most significantly impact TCP’s economic performance. Therefore, the Company does not consolidate TCP. All amounts paid to TCP under the service agreement are expensed as incurred and included in cost of revenue in the condensed consolidated statements of operations and comprehensive loss. The Company incurred $978,000 and $816,000 in cytopathology testing and evaluation services expenses with TCP in the three months ended September 30, 2014 and 2013, respectively, and $2.8 million and $2.3 million in the nine months ended September 30, 2014 and 2013, respectively. The Company’s outstanding obligations to TCP for cytopathology testing services were $669,000 and $588,000 as of September 30, 2014 and December 31, 2013, respectively, and are included in accounts payable in the Company’s condensed consolidated balance sheets.

TCP reimburses the Company for a proportionate share of the Company’s rent and related operating expense costs for the leased facility. TCP’s portion of rent and related operating expense costs for the shared space at the Austin, Texas facility was $22,000 and $63,000 for the three and nine months ended September 30, 2014, respectively, and $16,000 and $20,000 for the three and nine months ended September 30, 2013, respectively, and is included in other income (expense) in the Company’s statements of operations and comprehensive loss.

13. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and nine months ended September 30, 2014 and 2013, respectively.  The Company continues to maintain a valuation allowance for its U.S. federal and state deferred tax assets.

At September 30, 2014, the Company had $1.3 million of unrecognized tax benefits, none of which, if recognized, would affect the effective tax rate as most of the unrecognized tax benefit is deferred tax assets currently offset by a valuation allowance.

The Company has not recognized any interest and penalties related to uncertain tax positions as part of the income tax provision.

The Company files annual income tax returns in the United States only.  A number of years may elapse before an uncertain tax position is audited and finally resolved.  While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most likely outcome.  The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances.  Settlement of any particular position could require the use of cash.  As of September 30, 2014, changes to the Company’s uncertain tax positions in the next twelve months that are reasonably possible are not expected to have a significant impact on the Company’s financial position or results of operations.

14. Subsequent Events

Amended and Restated Genzyme Co-promotion Agreement

On November 7, 2014, the Company entered into an Amended and Restated U.S. Co-Promotion Agreement (“Amended Agreement”) with Genzyme. Under the Amended Agreement, the co-promotion fees Genzyme will receive as a percentage of U.S. cash receipts will be reduced from 32% to 15% beginning January 1, 2015, and the earliest either party can terminate the agreement for convenience is June 30, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” “continuing,” “ongoing,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future events and include, but are not limited to, the factors that may impact our financial results; our expectations regarding revenue; our expectations with respect to our future research and development, general and administrative and selling and marketing expenses and our anticipated uses of our funds; our expectations regarding capital expenditures; our anticipated cash needs and our estimates regarding our capital requirements; our need for additional financing; potential future sources of cash; our business strategy and our ability to execute our strategy; our ability to achieve and maintain reimbursement from third-party payers at acceptable levels; our belief that our published evidence provides a basis for inclusion of our Afirma GEC test in treatment guidelines; the estimated size of the global market for Afirma and our potential pulmonology products; the potential benefits of the Afirma solution and any future products we may develop to patients, physicians and payers, including our first planned product in pulmonology; the factors we believe drive demand for and reimbursement of our tests; our ability to sustain or increase demand for our tests; our intent to expand into other clinical areas; our ability to develop new tests, including tests for lung cancer and interstitial lung disease, and the timeframes for development or commercial launch; our dependence on and the terms of our agreements with Genzyme and TCP, and on other strategic relationships, and the success of those relationships; our ability to conclude the renegotiation of our contract with Genzyme; our beliefs regarding our laboratory capacity; the applicability of clinical results to actual outcomes; our expectations regarding our international expansion, including entering new international markets and the timing thereof; the occurrence, timing, outcome or success of clinical trials or studies; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive position; our compliance with federal, state and international regulations; the potential impact of regulation of our tests by the FDA or other regulatory bodies; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business; our ability to comply with the requirements of being a public company; the impact of seasonal fluctuations and economic conditions on our business; our belief that we have taken reasonable steps to protect our intellectual property; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; and anticipated trends and challenges in our business and the markets in which we operate.

Forward-looking statements are based on our current plans and expectations and involve risks and uncertainties which could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, those risks discussed in Part II, Item 1A of this report, as well as risks and uncertainties related to: our limited operating history and history of losses since inception; our ability to increase usage of and reimbursement for the Afirma GEC and any other tests we may develop, including our first planned product in pulmonology; our dependence on a limited number of payers for a significant portion of our revenue; the complexity, time and expense associated with billing and collecting for our test; current and future laws, regulations and judicial decisions applicable to our business, including potential regulation by the FDA or by regulatory bodies outside of the United States; changes in legislation related to the U.S. healthcare system; our dependence on strategic relationships, collaborations and co-promotion arrangements; unanticipated delays in research and development efforts; our ability to develop and commercialize new products and the timing of commercialization; our ability to successfully enter new product or geographic markets; our ability to conduct clinical studies and the outcomes of such clinical studies; the applicability of clinical results to actual outcomes; trends and challenges in our business; our ability to compete against third parties; our ability to protect our intellectual property; and our ability to obtain capital when needed. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Overview

We are a diagnostics company pioneering the field of molecular cytology, focusing on genomic solutions that resolve diagnostic ambiguity and enable physicians to make more informed treatment decisions at an early stage in patient care. By improving preoperative diagnostic accuracy, we aim to help patients avoid unnecessary invasive procedures while reducing healthcare costs. Our first commercial solution, the Afirma Thyroid FNA Analysis, or Afirma, centers on the proprietary Gene Expression Classifier, or GEC, to resolve ambiguity in diagnosis and is becoming a new standard of care in thyroid nodule assessment. The GEC helps physicians reduce the number of unnecessary surgeries by approximately 50% by employing a proprietary 142-gene signature to preoperatively identify benign thyroid nodules among those deemed indeterminate by cytopathology alone. We have demonstrated the clinical utility and cost effectiveness of the GEC in multiple studies published in peer-reviewed journals and established the clinical validity of the GEC in a study published in The New England Journal of Medicine in 2012. Since we commercially launched Afirma in January 2011, we have received nearly 130,000 FNA samples for evaluation using Afirma and performed over 25,000 GECs to resolve indeterminate cytopathology results.

We are expanding our molecular cytology franchise into other clinical areas of unmet need, focusing first on difficult-to-diagnose lung diseases, where current diagnostic ambiguity frequently requires invasive, risky and costly procedures to obtain a definitive diagnosis. Through our recent acquisition of Allegro Diagnostics Corp., or Allegro, we plan to introduce our first pulmonology product in the second half of 2015, aimed at improving the risk stratification of patients with lung nodules that are suspicious for cancer. Our proprietary technology has been developed to help physicians determine which patients with non-diagnostic bronchoscopy results can be safely monitored with routine CT scans versus an invasive surgical biopsy. Our second pulmonology pipeline product is intended to help patients with suspected interstitial lung diseases, or ILDs, — specifically, idiopathic pulmonary fibrosis (IPF) — obtain an accurate diagnosis without surgery. ILDs present a significant challenge for diagnosis today without invasive surgical biopsy, leaving many patients with ambiguous diagnoses that can lead to suboptimal or even harmful treatment. We are developing a genomic test, which we currently plan to commercialize in 2016, to improve the diagnosis of IPF from the other ILDs in order to help physicians choose appropriate treatment pathways.

On August 12, 2014, we signed a binding Letter of Agreement to amend the co-promotion agreement, and on November 7, 2014, we entered into an Amended and Restated U.S. Co-Promotion Agreement, with Genzyme that will reduce the co-promotion fee percentage beginning January 1, 2015 and defines June 30, 2016 as the earliest date either party can terminate the agreement for convenience.  The parties also signed a Letter of Agreement to negotiate exclusively with each other, an Ex-U.S. Co-Promotion Agreement, during the period from signing until December 12, 2014. During that period, the parties have agreed to negotiate terms and conditions for the promotion of the GEC test in six initial countries and other countries agreed to from time to time.

We increased the list price billed for the GEC from $4,275 to $4,875 per test in January 2014, while the list price billed for routine cytopathology remained at $490 per test. We obtained Medicare coverage for the GEC effective in January 2012 and contracted reimbursement at an agreed upon rate of $3,200. We received positive coverage determinations from UnitedHealthcare and Cigna in 2013 and recently signed contracts with these payers establishing in-network allowable rates for both our GEC and cytopathology tests. We have also received positive coverage determinations from numerous other commercial payers and, to date, the GEC is covered by payers representing more than 135 million covered lives. Contracted and reimbursement rates vary by payer.

We recognized revenue of $9.8 million and $26.0 million in the three and nine months ended September 30, 2014, an increase of $4.2 million and $10.9 million, or 76% and 73%, respectively, compared to the same periods in 2013.  We incurred a net loss of $7.9 million and $21.2 million for the three and nine months ended September 30, 2014 compared to a net loss of $6.3 million and $19.7 million in the same periods in 2013.  As of September 30, 2014, we had an accumulated deficit of $106.9 million.

Factors Affecting Our Performance

The Number of FNAs We Receive and Test

The growth in our business is tied to the number of FNAs we receive and the number of GECs performed. Approximately 93% of FNAs we receive are for the Afirma solution, which consists of cytopathology, and if the cytopathology result is indeterminate, the GEC is performed. The remaining approximate 7% of FNAs are received from centers performing cytopathology in their institution where the cytopathology result is indeterminate and we perform the GEC only. The rate at which adoption occurs in these two settings will cause these two percentages to fluctuate over time. Generally 8%-12% of the FNA samples we receive for cytopathology have insufficient cellular material from which to render a cytopathology diagnosis. We only bill the technical component, including slide preparation, for these tests. For results that are benign or suspicious/malignant by cytopathology, we bill for these services when we issue the report to the physician. If the cytopathology result is indeterminate, defined as atypia/follicular lesions of undetermined significance (AUS/FLUS) or suspicious for FN/HCN, we perform the GEC. Historically, approximately 14%-17% of samples we have received for the Afirma solution have yielded indeterminate results by cytopathology. Approximately 5%-10% of the samples for GEC testing have insufficient ribonucleic acid, or RNA, from which to render a result. The GEC can be reported as Benign, Suspicious or No Result. We bill for the GEC Benign and GEC Suspicious results only. After the GEC is completed, we issue the cytopathology report for the indeterminate results as well as the GEC report, and then bill for both of these tests. We incur costs of collecting and shipping the FNAs and a portion of the costs of performing tests where we cannot ultimately issue a patient report. Because we cannot bill for all samples received, the number of FNAs received does not directly correlate to the total number of patient reports issued and the amount billed.

Continued Adoption of and Reimbursement for Afirma

To date only a small number of payers have reimbursed us at full list price. Revenue growth depends on our ability to achieve broader reimbursement at increased levels from third-party payers and to expand our base of prescribing physicians. Because some payers consider the GEC experimental and investigational, we may not receive payment on many tests and payments may not be at acceptable levels compared to what we have billed. We expect our revenue growth will increase as more payers make a positive coverage decision and as payers enter into contracts with us, which should enhance our collections. To drive increased adoption of Afirma, we have increased our internal sales force in high-volume geographies domestically during 2014 and plan to continue to do so for the remainder of 2014 and into 2015, along with increasing our marketing efforts. If we are unable to expand the base of prescribing physicians at an acceptable rate, or if we are not able to execute our strategy for increasing reimbursement, we may not be able to effectively increase our revenue.

How We Recognize Revenue

A significant portion of our revenue is recognized when cash is received. Medicare and several small commercial payers are the only payers with agreed upon reimbursement rates or expected payments and a predictable history of collections, which allows us to recognize the related revenue on an accrual basis. We only recently signed contracts with two major commercial payers. Until we achieve a predictable pattern of collections and a consistent payment amount, we will recognize revenue upon the earlier of notification of payment or when cash is received. Additionally, as we commercialize new products, we will need to achieve a predictable pattern of collections and a consistent payment amount for each payer for each new product offering prior to being able to recognize the related revenue on an accrual basis. Because the timing and amount of cash payments received from payers is difficult to predict, we expect that our revenue will fluctuate significantly in any given quarter. In addition, even if we begin to accrue larger amounts of revenue related to Afirma, when we introduce new products, we do not expect we will be able to recognize revenue from new products on an accrual basis for some period of time. This may result in continued fluctuations in our revenue.

As of December 31, 2013, cumulative amounts billed at list price for tests processed which were not recognized as revenue upon delivery of a patient report because our accrual revenue recognition criteria were not met and for which we have not received either notification of payment or collected cash totaled $40.9 million. Of this amount, we collected $6.0 million in the nine months ended September 30, 2014.

As of September 30, 2014, cumulative amounts billed at list price for tests processed which were not recognized as revenue upon delivery of a patient report because our accrual revenue recognition criteria were not met and for which we have not received either notification of payment or collected cash totaled $75.1 million.

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

Impact of Genzyme Co-promotion Agreement

The $10.0 million fee we received from Genzyme under our co-promotion agreement is being amortized over the estimated useful life based on the provisions of the agreement, and is recorded as a reduction to selling and marketing expenses. We amortized $1.8 million and $1.9 million of the $10.0 million in the nine months ended September 30, 2014 and 2013, respectively, and these offsets to expense are included in selling and marketing expense in our condensed consolidated statement of operations. The co-promotion agreement requires that we pay a certain percentage of our cash receipts to Genzyme, which percentage decreases over time. The percentage was 40% from January 2013 through February 2014, and decreased to 32% in March 2014. Our co-promotion fees were $3.2 million and $8.7 million in the three and nine months ended September 30, 2014, compared to $2.3 million and $6.0 million in the same periods in 2013, and are included in selling and marketing expense in our condensed consolidated statement of operations.

On August 12, 2014, we signed a binding Letter of Agreement with Genzyme to amend the co-promotion agreement, and on November 7, 2014, we signed an Amended and Restated U.S. Co-Promotion Agreement, or Amended Agreement, with Genzyme.  Under the Amended Agreement, the co-promotion fees Genzyme will receive as a percentage of cash receipts will be reduced from 32% to 15% beginning January 1, 2015, and the earliest either party may terminate the agreement for convenience is June 30, 2016. Further, we have agreed to assume more responsibilities for sales and marketing activities. The parties also signed a Letter of Agreement to negotiate exclusively with each other an Ex-U.S. Co-Promotion Agreement during the period from signing until December 12, 2014. During that period, the parties have agreed to negotiate terms and conditions for the promotion of the GEC test in six initial countries and other countries agreed to from time to time. Our agreement with Genzyme expires in 2027.

Development of Additional Products

We rely on sales of Afirma to generate all of our revenue. In May 2014, we commercially launched our Afirma Malignancy Classifiers, which we believe will enhance our Afirma Thyroid FNA Analysis as a comprehensive way to manage thyroid nodule patients and serve our current base of prescribing physicians. We also plan to pursue development of products for additional diseases to increase and diversify our revenue. For example, in September 2014 we acquired Allegro and with it their molecular diagnostic lung cancer test designed to help physicians determine which patients with lung nodules who have had a non-diagnostic bronchoscopy result are at low risk for cancer and can thus be safely monitored with CT scans rather than undergoing invasive procedures.  Additionally, we are pursuing a solution for interstitial lung disease, or ILD, that will offer an alternative to surgery by developing a genomic signature to classify samples collected through less invasive bronchoscopy techniques. Accordingly, we expect to continue to invest heavily in research and development in order to expand the capabilities of our solutions and to develop additional products. Our success in developing new products will be important in our efforts to grow our business by expanding the potential market for our products and diversifying our sources of revenue.

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

Historical Seasonal Fluctuations in FNA Volume and Collections

Our business is subject to fluctuations in the number of FNA samples received for both cytopathology and GEC testing throughout the year as a result of physician practices being closed for holidays or endocrinology and thyroid-related industry meetings which are widely attended by our prescribing physicians. Like other companies in our field, vacations by physicians and patients tend to negatively affect our volumes more during the summer months and during the end of year holidays compared to other times of the year. Additionally, we may receive fewer FNAs in the winter months due to severe weather if patients are not able to visit their doctor’s office. Our reimbursed rates and cash collections are also subject to seasonality. Medicare normally makes adjustments in its fee schedules at the beginning of the year which may affect our reimbursement. Additionally, patient deductibles generally reset at the beginning of each year which means that patients early in the year are responsible for a greater portion of the cost of our tests, and we have lower collection rates from individuals than from third-party payers. Later in the year, particularly in the fourth quarter, we experience improved payment results as third-party payers tend to clear pending claims toward year end. This trend historically has increased our cash collections in the fourth quarter.  The effects of these seasonal fluctuations in prior periods may have been obscured by the growth of our business.

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

Research and Development

Research and development expenses include costs incurred to develop our technology, collect clinical samples and conduct clinical studies to develop and support our products. These costs consist of personnel costs, including stock-based compensation expense, prototype materials, laboratory supplies, consulting costs, costs associated with setting up and conducting clinical studies at domestic and international sites, and allocated overhead including rent, information technology, equipment depreciation and utilities. We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses will increase in absolute dollars in future periods as we continue to invest in research and development activities related to developing additional products and evaluating various platforms. We expect that in the next 12 months the increase in research and development expenses will be for the continued development and support of Afirma and other new products and programs under development, including our lung cancer and ILD programs. Specifically, we plan to increase the body of clinical evidence to support Afirma. We expect to incur R&D expenses associated with analytical verification and clinical utility studies to support the commercialization of our planned lung cancer test. In our ILD lung program, we expect to incur expenses associated with clinical validation studies.

Selling and Marketing

Selling and marketing expenses consist of personnel costs, including stock-based compensation expense, direct marketing expenses, consulting costs, and allocated overhead including rent, information technology, equipment depreciation and utilities. In addition, up-front co-promotion fees paid to Genzyme, net of amortization, are included in selling and marketing expenses. We expect our selling and marketing expenses for Afirma to remain flat over the next year as we expect that increases in personnel costs as we take on more sales and marketing responsibilities under the amended Genzyme agreement will be offset by the reduction in the rate we will pay Genzyme under the Amended Agreement. In 2015, we also expect to incur selling and marketing expense to commercialize our planned lung cancer test. Thus, we believe total selling and marketing expense will increase in 2015.

General and Administrative

General and administrative expenses include executive, finance and accounting, human resources, billing and client services, and quality and regulatory functions. These expenses include personnel costs, including stock-based compensation expense, audit and legal expenses, consulting costs, costs associated with being a public company, and allocated overhead including rent, information technology, equipment depreciation and utilities. The three months ended September 30, 2014 also includes transaction costs related to the acquisition of Allegro, including charges for merger related severance and bonuses. We expect to incur additional expenses over the next 12 months as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission and The NASDAQ Stock Market, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect our general and administration expenses will increase in absolute dollars over the next 12 months as we expand our billing group to support anticipated increased demand for our tests, we hire more personnel in accounting and finance, and we incur increasing expenses related to the documentation of our internal controls in connection with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Interest Income

Interest income is from interest on our cash equivalents, and interest received from payers.

Interest Expense

Interest expense is attributable to our borrowings under the loan agreement entered into in June 2013.

Other Income (Expense), Net

Other income (expense), net is related primarily to the change in value of the preferred stock liability associated with our obligation to issue additional shares of Series C convertible preferred stock. In November 2012, we entered into a Series C convertible preferred stock purchase agreement. In connection with the initial closing, we agreed to issue to the purchasers, and the purchasers agreed to purchase, additional shares of the Series C convertible preferred stock within a specified timeframe. We determined that the liability to issue additional Series C convertible preferred stock at a future date was a freestanding instrument that should be accounted for as a liability. Accordingly, we recorded a liability related to this instrument at the time of the initial close in November 2012, and we remeasured the liability at each reporting period with the corresponding gain or loss from the adjustment recorded as other income (expense), net through the issuance of the final Series C tranche in June 2013.

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

In the absence of contracted reimbursement or a predictable pattern and history of collectability, we believe that the fee is fixed or determinable and collectability is reasonably assured only upon receipt of third-party payer notification of payment or when cash is received and accordingly, recognize revenue at that time.

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

We are required to reduce our deferred tax assets by a valuation allowance if it is more likely than not that some or all of our deferred tax assets will not be realized. We must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of our valuation allowance, if any, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses and, based on all available evidence, we believe it is more likely than not that our recorded net deferred tax assets will not be realized. Accordingly, we recorded a valuation allowance against all of our net deferred tax assets at December 31, 2013 and September 30, 2014. We will continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2014 and 2013 (in thousands except FNA data) is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Statements of Operations Data:
Revenue	$9,838	$5,594	76%	$25,991	$15,046	73%
Operating expenses:
Cost of revenue	4,168	3,132	33%	11,741	9,136	29%
Research and development	2,233	2,028	10%	6,602	5,940	11%
Selling and marketing	5,533	3,291	68%	14,970	8,609	74%
General and administrative	5,715	3,244	76%	13,625	8,772	55%
Total operating expenses	17,649	11,695	51%	46,938	32,457	45%
Loss from operations	(7,811)	(6,101)	28%	(20,947)	(17,411)	20%
Interest expense	(114)	(126)	9%	(338)	(131)	159%
Other income (expense), net	23	(76)	131%	54	(2,146)	102%
Net loss and comprehensive loss	$(7,902)	$(6,303)	25%	$(21,231)	$(19,688)	8%
Other Operating Data:
FNAs received	16,781	12,430	35%	47,612	35,611	34%

Revenue

Revenue increased $4.2 million and $10.9 million, or 76% and 73%, respectively, in each of the three and nine months ended September 30, 2014 compared to the same periods in 2013, primarily as a result of increased collections which resulted from realizing higher reimbursement rates from payers as well as from increased adoption of Afirma.

Cost of revenue

Cost of revenue increased $1.0 million and $2.6 million, or 33% and 29%, for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. These increases were primarily due to 31% and 30% increases in variable costs, including personnel costs, cytology pathology fees and consumable supplies, consistent with the increase in the number of FNAs received, offset in part by continuing refinements in our testing process and economies of scale related to the increase in FNAs processed. FNAs received increased by 4,351 and 12,001, or 35% and 34%, to 16,781 and 47,612 in the three and nine months ended September 30, 2014 compared to the same periods in 2013, respectively.

Research and development

Comparison of the three and nine months ended September 30, 2014 and 2013 (in thousands) is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Research and development expense :
Personnel related expense	$1,080	$918	18%	$3,146	$2,822	11%
Stock-based compensation expense	184	67	175%	446	170	162%
Direct R&D expense	568	190	199%	1,781	1,334	34%
Other expense	401	853	53%	1,229	1,614	24%
Total	$2,233	$2,028	10%	$6,602	$5,940	11%

Research and development expense increased $205,000 and $662,000, or 10% and 11%, in each of the three and nine months ended September 30, 2014 compared to the same periods in 2013. Personnel related expense increases of $162,000 and $324,000 were primarily due to increases in headcount in the three and nine months ended September 30, 2014 as compared to the same periods in 2013. Stock-based compensation expense increases of $117,000 and $276,000 in the three and nine months ended September 30, 2014 were primarily due to option grants to new and existing employees.  Direct R&D expense increases of $378,000 and $447,000 in the three and nine months ended September 30, 2014 as compared to the same periods in 2013 were due primarily to the timing of genome sequencing expenses and other laboratory expenses. Other expense decreases of $452,000 and $385,000 in the three and nine months ended September 30, 2014 as compared to the same periods in 2013 were due primarily to $530,000 in licensing fees to secure thyroid intellectual property in the three months ended September 30, 2013, partially offset by an increase in recruiting fees.

Selling and marketing

Comparison of the three and nine months ended September 30, 2014 and 2013 (in thousands) is as follows:

	Three Months Ended September 30,			Six Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Selling and marketing expense:
Genzyme co-promotion expense, net	$2,666	$1,697	57%	$6,895	$4,115	68%
Personnel related expense	1,895	931	104%	5,350	2,935	82%
Stock-based compensation expense	200	46	335%	485	122	298%
Direct marketing expense	337	363	7%	935	731	28%
Other expense	435	254	71%	1,305	706	85%
Total	$5,533	$3,291	68%	$14,970	$8,609	74%

Selling and marketing expense increased $2.2 million and $6.4 million, or 68% or 74%, for the three and nine months ended September 30, 2014 compared to the same periods in 2013, respectively. Genzyme net co-promotion expenses increased $969,000 and $2.8 million primarily due to growth in cash related revenues and collections, partially offset by a reduction in the co-promotion percentage rate payable to Genzyme in 2014 as compared to 2013. Personnel related expense increases of $964,000 and $2.4 million and stock-based compensation expense increases of $154,000 and $363,000 were primarily due to increases in headcount of our sales force in the three and nine months ended September 30, 2014 as compared to the same periods in 2013.  Direct marketing costs decreased $26,000 in the three months ended September 30, 2014 and increased $204,000 in the nine months ended September 30, 2014 as compared to the same periods in 2013.  The increase in the nine months was due primarily to increases in our marketing supplies and promotional expenses. Other expense increases of $181,000 and $599,000 in the three and nine months ended September 30, 2014 as compared to the same periods in 2013 were primarily due to an increase in information technology and facilities expenses that were related to selling and marketing activities.

General and administrative

Comparison of the three and nine months ended September 30, 2014 and 2013 (in thousands) is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
General and administrative expense:
Personnel related expense	$3,308	$1,598	107%	$7,116	$4,743	50%
Stock-based compensation expense	634	238	166%	1,431	535	167%
Professional fees expense	951	818	16%	2,991	1,770	69%
Rent and other facilities expense	371	364	2%	1,113	1,152	3%
Other expense	451	226	100%	974	572	70%
Total	$5,715	$3,244	76%	$13,625	$8,772	55%

General and administrative expense increased $2.5 million and $4.9 million, or 76% and 55%, for the three and nine months ended September 30, 2014 compared to the same periods in 2013 primarily due to costs related to the acquisition of Allegro which totalled approximately $1.8 million and increases associated with higher costs of operating as a public company. Personnel expense increases of $1.7 million and $2.4 million were primarily due to acquisition costs of $1.3 million for bonus and severance paid to Allegro employees, and the remaining increases were due to increases in headcount in the three and nine months ended September 30, 2014 as compared to the same periods in 2013. Stock-based compensation expense increases of $396,000 and $896,000 in the three and nine months ended September 30, 2014 were primarily due to option grants to new and existing employees.  Professional fees and insurance expenses increased $133,000 and $1.2 million due to acquisition costs of $275,000 for audit, legal and valuation services, and the remaining increases were due to higher costs associated with operating as a public company. Other expense increases of $225,000 and $402,000 were due primarily to acquisition costs of $228,000 for consulting services in the three and nine months ended September 30, 2014.

Interest expense

Interest expense incurred under our loan and security agreement was $114,000 and $338,000 for the three and nine months ended September 30, 2014 compared with $126,000 and $131,000 for the same periods in 2013. The debt agreement was entered into in June 2013.

Other income (expense), net

Other income (expense), net, increased $99,000 and $2.2 million from net expense of $76,000 and $2.1 million for the three and nine months ended September 30, 2013 to net income of $23,000 and $54,000 for the three and nine months ended September 30, 2014.  The $23,000 and $54,000 of net income in the three and nine months ended September 30, 2014 consisted of sublease rental income and interest income, offset by debt financing costs.  The $76,000 of net expense in the three months ended September 30, 2013 is primarily related to the increase in the fair value of the preferred stock warrant liability.  The $2.1 million of net expense in the nine months ended September 30, 2013 is primarily related to the increase in the fair value of the preferred stock liability associated with our obligation to issue additional shares of Series C convertible preferred stock, and the increase in the fair value of the preferred stock warrant liability. The preferred stock liability was extinguished in June 2013.

Liquidity and Capital Resources

We have incurred net losses since inception. For the nine months ended September 30, 2014, and the year ended December 31, 2013, we realized a net loss of $21.2 million and $25.6 million, respectively, and we expect to incur additional losses in 2014 and in future years. As of September 30, 2014, we had an accumulated deficit of $106.9 million. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses. As of September 30, 2014, we had $44.0 million in cash and cash equivalents. We believe our existing cash and cash equivalents as of September 30, 2014 and our revenue from the sale of Afirma will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Since inception, we have received $153.9 million in net proceeds from various sources to finance our operations, including net proceeds of $78.6 million from sales of our preferred stock, net proceeds of $59.2 million from our IPO, $10.0 million from the Genzyme co-promotion agreement, net borrowings of $4.9 million under our loan and security agreement, and $1.2 million from the exercise of stock options.

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

On September 16, 2014, we acquired Allegro via a merger with Full Moon Acquisition, Inc., or Full Moon, our wholly-owned subsidiary. Allegro was a privately-held company based in Maynard, Massachusetts, focused on the development of genomic tests to improve the preoperative diagnosis of lung cancer.  Allegro merged with Full Moon, or Merger, with Allegro surviving the Merger as our wholly-owned subsidiary.  At the effective time of the Merger, each share of the common stock of Full Moon issued and outstanding immediately prior to the effective time of the Merger was automatically converted into one share of common stock of Allegro and represented the only outstanding common stock of Allegro at the effective time of the Merger; all previously issued and outstanding shares of common stock of Allegro were canceled.  The Series A preferred stock of Allegro issued and outstanding immediately prior to the effective time of the Merger was canceled and automatically converted into the right to receive a total of 964,377 shares of our common stock and $2.7 million in cash.  Outstanding indebtedness of Allegro totaling $4.3 million was settled in cash by us on the effective date of the Merger.  All outstanding stock options under Allegro’s equity incentive plan were canceled.

Our primary uses of cash are to fund our operations as we continue to grow our business. We expect to continue to incur operating losses in the near term as we expect to increase our operating expenses to support the growth of our business. We expect that our research and development expenses will increase as we continue to invest in thyroid studies, analytical verification and clinical utility studies of our planned lung cancer test, and clinical sample accruals and product development activities for the ILD program. We expect our general and administrative expenses will also continue to increase as billing and cash collection volumes increase and as we incur the costs of being a public company. In November 2014, we amended the co-promotion agreement with Genzyme. Under such Amended Agreement with Genzyme, we expect our selling and marketing expenses for Afirma to remain flat over the next year as we expect that our personnel costs will increase as we take on more sales and marketing responsibilities, but that these increases will be offset by the lower rate we are required to pay Genzyme under the Amended Agreement beginning in January 2015. We expect to incur additional selling and marketing expense as we prepare to commercialize our planned lung cancer test. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We expect that our near- and longer-term liquidity requirements will continue to consist of selling and marketing expenses, research and development expenses, working capital, and general corporate expenses associated with the growth of our business. We believe our existing cash and cash equivalents as of September 30, 2014 and our revenue from the sale of Afirma will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, we may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to generate revenue to finance our cash requirements, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. The credit market and financial services industry have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing. If we are not able to secure additional funding when needed, on acceptable terms, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our product or market development programs, which could lower the economic value of those programs to us.

The following table summarizes our cash flows for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash used in operating activities	$(19,196)	$(15,861)
Cash used in investing activities	(8,477)	(1,011)
Cash provided by financing activities	455	18,296

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2014 was $19.2 million. The net loss of $21.2 million includes non-cash charges of $1.8 million in amortization of the deferred fee received from Genzyme, offset primarily by $2.4 million of stock-based compensation expense, $833,000 of depreciation and amortization, $142,000 in debt interest and deferred financing costs amortization and debt balloon interest expense, and $67,000 in bad debt expense. The decrease in net operating assets of $386,000 was primarily due to a $1.9 million net increase in accounts payable and accrued liabilities resulting from the timing of payments, offset by a $783,000 increase in supplies inventory, a $599,000 increase in prepaid expenses and other assets, and a $104,000 increase in accounts receivable due to increases in Afirma adoption.

Cash used in operating activities for the nine months ended September 30, 2013 was $15.9 million. The net loss of $19.7 million includes non-cash charges of $2.1 million for the change in the value of the preferred stock liability, $1.9 million in amortization of the deferred fee received from Genzyme, $0.8 million of stock-based and equity-based compensation, $0.7 million of depreciation and amortization, $0.2 million of bad debt expense, and a $0.1 million charge for the change in value of the preferred stock warrant liability and the non-cash interest on the outstanding debt. The increase in net operating assets of $1.8 million was primarily due to a $4.6 million increase in accounts payable and accrued liabilities due to timing of payments offset by a $2.8 million increase in assets, including a $2.2 million increase in prepaid expenses due to expenses to be capitalized upon the October closing of the IPO, a $0.4 million increase in supply inventory due to the increase in volume of testing performed, and a $0.2 million increase in accounts receivable due to increased revenues from Medicare.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2014 was $8.5 million.  We acquired Allegro in September for net cash of approximately $6.9 million and we restricted the use of $100,000 of cash to cover hold-back liabilities associated with the acquisition. We purchased $1.5 million of laboratory equipment and software.  Cash used in investing activities for the nine months ended September 30, 2013 was $0.9 million primarily from the purchase of leasehold improvements and laboratory equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2014 of $455,000 consisted of $584,000 of net proceeds we received from the exercise of options to purchase our common stock, net of $129,000 of IPO-related disbursements during the period. Cash provided by financing activities for the nine months ended September 30, 2013 of $18.3 million primarily is from net proceeds of $12.9 million from the sale of our convertible preferred stock, net proceeds of $4.9 million from the loan and security agreement we entered into in June 2013, and $0.5 million in cash received from the exercise of options to purchase our common stock.

Contractual Obligations

During the nine months ended September 30, 2014, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for us in the first quarter of fiscal 2017. We have not yet selected a transition method and are currently evaluating the effect that the updated standard may have on our financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU provide guidance on the financial statements presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We adopted this guidance during the first quarter of 2014 and such adoption did not have a material impact on our condensed consolidated financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $44.0 million as of September 30, 2014, which consisted of bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited interim condensed consolidated financial statements.

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

We have incurred net losses since our inception. For the nine months ended September 30, 2014 and 2013, we had a net loss of $21.2 million and $19.7 million, respectively, and we expect to incur additional losses in the future. From inception through September 30, 2014, we had an accumulated deficit of $106.9 million. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses. Over the next several years, we expect to continue to devote substantially all of our resources to increase adoption of, and reimbursement for, Afirma, including the Afirma Malignancy Classifiers which we launched in the second quarter of 2014, and to develop future diagnostic solutions, including the commercialization of our first planned product in pulmonology. We may never achieve or sustain profitability, and our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

Our financial results depend solely on sales of Afirma, and we will need to generate sufficient revenue from this and other diagnostic solutions to grow our business.

Substantially all of our historical revenue has been derived from the sale of Afirma, which we commercially launched in January 2011. For the foreseeable future, we expect to derive substantially all of our revenue from sales of Afirma. We are in various stages of research and development for other diagnostic solutions that we may offer, but there can be no assurance that we will be able to identify other diseases that can be effectively addressed with our molecular cytology platform or, if we are able to identify such diseases, whether or when we will be able to successfully commercialize these solutions. In addition, in connection with our recent acquisition, we are planning to launch our first product in pulmonology in the second half of 2015, and our efforts may not be successful. If we are unable to increase sales and expand reimbursement for Afirma, including the newly launched Afirma Malignancy Classifiers, or successfully develop and commercialize other solutions, including our first planned product in pulmonology, our revenue and our ability to achieve and sustain profitability would be impaired, and the market price of our common stock could decline.

We depend on Medicare, Aetna and UnitedHealthcare for a significant portion of our revenue and if one or more significant payers stop providing reimbursement or decrease the amount of reimbursement for our tests, our revenue could decline.

Reimbursement on behalf of patients covered by Medicare, Aetna and UnitedHealthcare were 26%, 11% and 17%, respectively, of our revenue for the nine months ended September 30, 2014, compared with 33%, 8% and 17%, respectively, in the same period in 2013. The percentage of our revenue derived from our largest customers is expected to fluctuate from period to period as our revenue increases, as additional payers provide reimbursement for our tests or if one or more payers were to stop reimbursing for our tests. Effective January 2012, Palmetto GBA, the regional Medicare administrative contractor, or MAC, that handled claims processing for Medicare services with jurisdiction at that time, issued coverage and payment determinations for the GEC. On a five-year rotational basis, Medicare requests bids for its regional MAC services. Any future changes, in the MAC processing or coding for Medicare claims for the Afirma GEC could result in a change in the coverage or reimbursement rates for such products, or the loss of coverage.

We recently entered into contracts with Cigna and UnitedHealthcare that establish in-network allowable rates of reimbursement for cytopathology and GEC tests. However, payers may suspend or discontinue reimbursement at any time, may require or increase co-payments from patients, or may reduce the reimbursement rates paid to us. Any such actions could have a negative effect on our revenue.

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

We expect to continue to focus substantial resources on increasing adoption of and coverage and reimbursement for Afirma. We believe it may take several years to achieve coverage and contracted reimbursement with a majority of third-party payers. However, we cannot predict whether, under what circumstances, or at what payment levels payers will reimburse for our test. In addition, the recently launched Afirma Malignancy Classifiers and any other new products we may develop in the future, including our planned pulmonology product, may require that we expend substantial time and resources in order to obtain reimbursement. Our failure to establish broad adoption of and reimbursement for our products, or our inability to maintain existing reimbursement from payers, will negatively impact our ability to generate revenue and achieve profitability, as well as our future prospects and our business.

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

We sell Afirma in the United States through our internal sales team and through our co-promotion agreement with Genzyme Corporation. Under the agreement, we are required to pay Genzyme a co-promotion fee that is equal to a percentage of our cash receipts from Afirma. The percentage was 40% and decreased to 32% in March 2014 and will be reduced to 15% beginning January 1, 2015.  Our agreement with Genzyme expires in 2027. We have also granted Genzyme a right of first offer to co-promote any future thyroid cancer product that we commercialize. If Genzyme does not commit the necessary resources to market and sell Afirma to the level of our expectations, or if they terminate the agreement, we may not realize the benefits of this relationship, and our ability to generate revenue in the future may be harmed. If our agreement with Genzyme were terminated, we would have to hire additional sales personnel to support the growth of Afirma and any other thyroid product we agree to co-promote with Genzyme.

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

As demand for Afirma grows, and as we commercialize new products such as our Afirma Malignancy Classifiers and our lung cancer test, we will need to continue to scale our testing capacity and processing technology, expand customer service, billing and systems processes and enhance our internal quality assurance program. We will also need additional certified laboratory scientists and other scientific and technical personnel to process higher volumes of our tests. We cannot assure you that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available. Failure to implement necessary procedures, transition to new processes or hire the necessary personnel could result in higher costs of processing tests or inability to meet demand. There can be no assurance that we will be able to perform our testing on a timely basis at a level consistent with demand, or that our efforts to scale our operations will not negatively affect the quality of test results. If we encounter difficulty meeting market demand or quality standards, our reputation could be harmed and our future prospects and our business could suffer.

If the FDA were to begin regulating our tests, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval.

Clinical laboratory tests like Afirma are regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, as well as by applicable state laws. Most laboratory developed tests, or LDTs, are not currently subject to FDA regulation, although reagents, instruments, software or components provided by third parties and used to perform LDTs may be subject to regulation. Although the FDA has never defined what qualifies as an LDT, we believe that Afirma is an LDT. FDA currently exercises its enforcement discretion for LDTs. On October 1, 2014, the FDA published draft guidance documents describing the framework by which they might regulate LDTs. The framework is similar to the guidance they issued previously. There is no timeframe in which the FDA must issue final guidance documents.

If the FDA requires us to seek clearance or approval to offer Afirma or the Afirma Malignancy Classifier, or any of our future products for clinical use, we may not be able to obtain such approvals on a timely basis, or at all. If premarket review is required, our business could be negatively impacted if we are required to stop selling our products pending their clearance or approval or the launch of any new products that we develop could be delayed by new requirements. The cost of conducting clinical trials and otherwise developing data and information to support premarket applications may be significant. In addition, future regulation by the FDA could subject our business to further regulatory risks and costs. Failure to comply with applicable regulatory requirements of the FDA could result in enforcement action, including receiving untitled or warning letters, fines, injunctions, or civil or criminal penalties. In addition, we could be subject to a recall or seizure of current or future products, operating restrictions, partial suspension or total shutdown of production. Any such enforcement action would have a material adverse effect on our business, financial condition and operations. In addition, our sample collection container is classified as a Class I medical device and is listed with the FDA. If the FDA was to determine that it is a Class II medical device, we would be required to file a 510(k) application and obtain FDA clearance to use the container, which could be time consuming and expensive.

Some of the materials we use for Afirma and the Afirma Malignancy Classifier and may use for future products are labeled for research use only. In June 2011, the FDA issued draft guidance regarding “Commercially Distributed In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only.” In November 2013, the FDA finalized guidance regarding the sale and use of products labeled for research or investigational use only. Among other things, the guidance advises that the FDA continues to be concerned about distribution of research-investigational-use only products intended for clinical diagnostic use and that the manufacturer’s objective intent for the product’s intended use will be determined by examining the totality of circumstances, including advertising, instructions for clinical interpretation, presentations that describe clinical use, and specialized technical support such as assistance performance clinical validation, surrounding the distribution of the product in question. The FDA has advised that if evidence demonstrates that a product is inappropriately labeled for research or investigational use only, the device would be misbranded and adulterated within the meaning of the Federal Food, Drug and Cosmetic Act. Some of the reagents, instruments, software or components obtained by us from suppliers for use in Afirma and the Afirma Malignancy Classifier are currently labeled as research-use only products. If the FDA were to undertake enforcement actions, some of our suppliers may cease selling research-use only products to us, and any failure to obtain an acceptable substitute could significantly and adversely affect our business, financial condition and results of operations, including increasing the cost of testing or delaying, limiting or prohibiting the purchase of reagents, instruments, software or components necessary to perform testing.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

In addition to the need to scale our testing capacity, future growth, including our transition to a multi-product company with international operations, will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees with the necessary skills to support the growing complexities of our business. In addition, rapid and significant growth may place strain on our administrative, financial and operational infrastructure. Our ability to manage our business and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We have implemented an internally developed data warehouse, which is critical to our ability to track our diagnostic services and patient reports delivered to physicians, as well as to support our financial reporting systems. The time and resources required to optimize these systems is uncertain, and failure to complete optimization in a timely and efficient manner could adversely affect our operations. Additionally, growth will require us to expand and move our operations by 2016. This could disrupt our business, will require investment of resources, and may cause employee retention issues depending upon the location. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.

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

As we introduce new tests, such as the Afirma Malignancy Classifiers and our planned lung cancer test, we will need to add new codes to our billing process as well as our financial reporting systems. Failure or delays in effecting these changes in external billing and internal systems and processes could negatively affect our revenue and cash flow.

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

While we manage the overall processing of claims, we rely on a third-party provider to transmit the actual claims to payers based on the specific payer billing format. We have previously experienced delays in claims processing when our third-party provider made changes to its invoicing system, and again when it did not submit claims to payers within the timeframe we require. If claims for products are not submitted to payers on a timely basis, or if we are required to switch to a different provider to handle claim submissions, we may experience delays in our ability to process these claims and receipt of payments from payers, which would have an adverse effect on our revenue and our business.

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

We also face competition from commercial laboratories, such as Laboratory Corporation of America Holdings, Quest Diagnostics Incorporated and Sonic Healthcare USA with strong infrastructure to support the commercialization of diagnostic services. We face potential competition from companies such as Illumina, Inc. and Thermo Fisher Scientific Inc., both of which have announced their intention to enter the clinical diagnostics market. Other potential competitors include companies that develop diagnostic products, such as Roche Diagnostics, a division of Roche Holding Ltd, Siemens AG, Qiagen N.V. and Rosetta Genomics Ltd. We also face competition from companies and academic institutions that use next generation sequencing technology or other methods to measure mutational markers such as BRAF and KRAS along with numerous other mutations. In the future, we may also face competition from companies developing new products or technologies that are able to compete with Afirma’s high negative predictive value to rule out cancer.

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

We have enhancements to our current Afirma offering and other diagnostic solutions under development that will require us to devote considerable resources to research and development. There can be no assurance that we will be able to identify other diseases that can be effectively addressed with our molecular cytology platform. In addition, if we identify such diseases, we may not be able to develop products with the diagnostic accuracy necessary to be clinically useful and commercially successful. We may face challenges obtaining sufficient numbers of samples to validate a genomic signature for a molecular diagnostic product.  We are in the process of developing tests for lung cancer and interstitial lung disease.  Our planned lung cancer test has been clinically validated in two prospective clinical trials, but we must complete analytical verification and studies required to transfer it to our CLIA-certified laboratory prior to commercial launch. This test may not be successfully transferred to the lab as planned and commercially launched by the second half of 2015, and our product for interstitial lung diseases may not be fully developed and introduced as planned in 2016. In order to develop and commercialize diagnostic products, we need to:

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

We recently acquired Allegro, and we may pursue additional acquisitions of complementary businesses or assets, as well as technology licensing arrangements as part of our business strategy. We also may pursue strategic alliances that leverage our core technology and industry experience to expand our offerings or distribution, or make investments in other companies. To date, we have limited experience with respect to the formation of strategic alliances and joint ventures. We may not be able to integrate Allegro or future acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. In addition, we may not realize the expected benefits of our recent acquisition or any businesses we may acquire in the future. Any acquisitions made by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Integration of Allegro and other acquired companies or businesses we may acquire in the future also may require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, joint venture or investment.

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

We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations mandate specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management and quality assurance. CLIA certification is also required in order for us to be eligible to bill state and federal healthcare programs, as well as many private third-party payers, for Afirma and for our planned pulmonology product. To renew these certifications, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratories.  If we relocate either of our facilities, we would be required to undergo certification at our new facility in order to offer our tests.

We are also required to maintain state licenses to conduct testing in our laboratories. California, New York, Texas, among other states’ laws, require that we maintain a license and establishes standards for the day-to-day operation of our clinical reference laboratories, including the training and skills required of personnel and quality control matters. In addition, both of our clinical reference laboratories are required to be licensed on a test-specific basis by New York State. We have received approval for the tests we currently offer, but will need to obtain approval for our planned lung cancer test and any tests we may offer in the future. New York law also mandates proficiency testing for laboratories licensed under New York state law, regardless of whether such laboratories are located in New York. Several other states require that we hold licenses to test samples from patients in those states. Other states may have similar requirements or may adopt similar requirements in the future. If we were to lose our CLIA certificate or California license for our South San Francisco laboratory, whether as a result of revocation, suspension or limitation, we would no longer be able to perform the GEC, which would eliminate our primary source of revenue and harm our business. If we were to lose our CLIA certificate for our Austin laboratory, we would need to move the receipt and storage of FNAs, as well as the slide preparation for cytopathology, to South San Francisco, which could result in a delay in processing tests during that transition and increased costs. If we were to lose our licenses issued by New York or by other states where we are required to hold licenses, we would not be able to test specimens from those states. New tests we may develop may be subject to new approvals by regulatory bodies such as New York State, and we may not be able to offer our new tests until such approvals are received.

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

In April 2014, the President signed the Protecting Access to Medicare Act of 2014, or PAMA, which included a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS would report, beginning January 1, 2016, and then on an every three year basis thereafter (or annually for “advanced diagnostic laboratory tests”), private payer payment rates and volumes for their tests. CMS will use the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume-weighted median of the private payor payment rates for the tests. The payment rates calculated under PAMA will be effective starting January 1, 2017. Any reductions to payment rates resulting from the new methodology are limited to 10% per test per year in each of the years 2017 through 2019 and to 15 percent per test per year in each of 2020 through 2022. Although CMS has not yet issued regulations to implement PAMA, we believe our Afirma tests would be considered an advanced diagnostic laboratory test. Further rule-making from CMS will define the time period and data elements evaluated on an annual basis to set reimbursement rates for tests like Afirma. For future tests launched by Veracyte, including our IPF assay, the initial payment rate (for a period not to exceed nine months) for an advanced diagnostic laboratory test will be set at the “actual list charge” for the test as reported by the laboratory. Insofar as the actual list charge substantially exceeds private payor rates (by more than 30%), CMS will have the ability to recoup excess payments made during the initial nine-month payment period.

PAMA also requires CMS to issue unique HCPCS codes to advanced diagnostic laboratory tests by January 1, 2016 for tests that were paid under the Medicare program prior to passage of the Act. Insofar as the Afirma test is considered an advanced diagnostic laboratory test, we anticipate that we will be issued a unique HCPCS code that could impact reimbursement of the Afirma test in the future. Under the Act, new advanced diagnostic laboratory tests paid under the Medicare program after the date of passage of the Act will also receive unique HCPCS codes impacting private payer reimbursement of future tests commercialized by Veracyte.

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

Our operations are subject to other extensive federal, state, local, and foreign laws and regulations, all of which are subject to change. These laws and regulations currently include, among others:

•                  the Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which established comprehensive federal standards with respect to the privacy and security of protected health information and requirements for the use of certain standardized electronic transactions, and amendments to HIPAA under the Health Information Technology for Economic and Clinical Health Act, which strengthen and expand HIPAA privacy and security compliance requirements, increase penalties for violators, extend enforcement authority to state attorneys general, and impose requirements for breach notification;

•                  Medicare billing and payment regulations applicable to clinical laboratories;

•                  the Federal Anti-Kickback Statute, which prohibits knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a federal health care program;

•                  the Federal Stark physician self-referral law (and state equivalents),which prohibits a physician from making a referral for certain designated health services covered by the Medicare program, including laboratory and pathology services, if the physician or an immediate family member has a financial relationship with the entity providing the designated health services, unless the financial relationship falls within an applicable exception to the prohibition;

•                  the Federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transfer of remuneration to a Medicare or state health care program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies;

•                  the Federal False Claims Act, which imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government;

•                  other federal and state fraud and abuse laws, such as anti-kickback laws, prohibitions on self-referral, fee-splitting restrictions, prohibitions on the provision of products at no or discounted cost to induce physician or patient adoption, and false claims acts, which may extend to services reimbursable by any third-party payer, including private insurers;

•                  the prohibition on reassignment of Medicare claims, which, subject to certain exceptions, precludes the reassignment of Medicare claims to any other party;

•                  the rules regarding billing for diagnostic tests reimbursable by the Medicare program, which prohibit a physician or other supplier from marking up the price of the technical component or professional component of a diagnostic test ordered by the physician or other supplier and supervised or performed by a physician who does not “share a practice” with the billing physician or supplier;

•                  state laws that prohibit other specified practices related to billing; and

•                  the Foreign Corrupt Practices Act of 1977, and other similar laws, which apply to our international activities.

We have adopted policies and procedures designed to comply with these laws and regulations. In the ordinary course of our business, we conduct internal reviews of our compliance with these laws. Our compliance is also subject to governmental review. The growth of our business and sales organization and our expansion outside of the United States may increase the potential of violating these laws or our internal policies and procedures. We believe that we are in material compliance with all statutory and regulatory requirements, but there is a risk that one or more government agencies could take a contrary position. These laws and regulations are complex and are subject to interpretation by the courts and by government agencies. If one or more such agencies alleges that we may be in violation of any of these requirements, regardless of the outcome, it could damage our reputation and adversely affect important business relationships with third parties, including managed care organizations and other commercial third-party payers. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to any applicable penalty associated with the violation, including civil and criminal penalties, damages and fines, we could be required to refund payments received by us, and we could be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business and our financial results.

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

In addition, our research and development programs and commercial laboratory operations depend on our ability to attract and retain highly skilled scientists, including licensed clinical laboratory scientists and biostatisticians. We may not be able to attract or retain qualified scientists and technicians in the future due to the intense competition for qualified personnel among life science businesses, particularly in the San Francisco Bay Area. Because it is expected that there will be a shortage of clinical laboratory scientists in coming years, it may become more difficult to hire sufficient numbers of qualified personnel. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific personnel. Additionally, our success depends on our ability to attract and retain qualified salespeople. During 2014, we significantly expanded our sales force. There can be no assurance that they will be successful in maintaining and growing the business in their territory. We plan to further increase our sales force, and we may have difficulties locating and recruiting additional sales personnel in the future or retaining qualified salespeople, which could cause a delay or decline in the rate of adoption of our solution. Finally, our business requires specialized capabilities in reimbursement, billing, finance, and other areas and there may be a shortage of qualified individuals. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to support our research and development, clinical laboratory, sales and reimbursement, billing and finance efforts. All of our employees are at-will, which means that either we or the employee may terminate their employment at any time. We do not carry key man insurance for any of our employees.

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

                We apply for and in-license patents covering our products and technologies and uses thereof, as we deem appropriate, however we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. We have five issued patents which expire between 2029 and 2032 related to methods that are used in the Afirma diagnostic platform, in addition to seven pending United States utility patent applications.  Some of these United States utility patent applications have pending foreign counterparts.  We also exclusively licensed intellectual property, including rights to two pending United States utility patent applications, in the thyroid space.  In the lung diagnostic space, we exclusively licensed intellectual property rights to 22 pending patent applications and two issued patents, in the United States and abroad.  Patents issuing from the licensed portfolio will expire between 2024 and 2028.  In addition, we own four pending patent applications, a PCT application, and a provisional U.S. application related to our lung cancer product under development, as well as a PCT application and a provisional U.S. application related to our interstitial lung disease product under development.  Any patents granted from the lung cancer product patent applications will expire from 2032 to 2034 and those from the interstitial lung disease patent applications will expire in 2034. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. We may not be successful in defending any challenges made against our patents or patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents and increased competition to our business. The outcome of patent litigation can be uncertain and any attempt by us to enforce our patent rights against others may not be successful, or, if successful, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business.

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

As of November 1, 2014, directors and executive officers and their affiliates beneficially owned, in the aggregate, 63% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third-party from acquiring control over us.

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
2.1*

Agreement and Plan of Merger, dated September 4, 2014, by and among Veracyte, Inc., Full Moon Acquisition, Inc., Allegro Diagnostics Corp., Andrey Zarur, as the Stockholders’ Agent, Kodiak Venture Partners III, L.P., Kodiak III Entrepreneurs Fund, L.P. and Catalyst Health Ventures L.P.

10.1*†	Amended and Restated U.S. Co-Promotion Agreement between Veracyte, Inc. and Genzyme Corporation.
31.1*	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2*	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)
32.2**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

† Confidential treatment has been requested with respect to portions of this Exhibit.

**In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2014

VERACYTE, INC.

	By:	/s/ Shelly D. Guyer
Shelly D. Guyer
Chief Financial Officer
(Principal Financial Officer)

Exhibit Number	Description
2.1*

Agreement and Plan of Merger, dated September 4, 2014, by and among Veracyte, Inc., Full Moon Acquisition, Inc., Allegro Diagnostics Corp., Andrey Zarur, as the Stockholders’ Agent, Kodiak Venture Partners III, L.P., Kodiak III Entrepreneurs Fund, L.P. and Catalyst Health Ventures L.P.

10.1*†	Amended and Restated U.S. Co-Promotion Agreement between Veracyte, Inc. and Genzyme Corporation.
31.1*	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2*	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)
32.2**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

† Confidential treatment has been requested with respect to portions of this Exhibit.

**In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the registrant specifically incorporates it by reference.