Form 10-Q
period 2015-03-31
VERACYTE, INC.
filed 2015-05-15
CIK 1384101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 1, 2015, there were 27,462,532 shares of common stock, par value $0.001 per share, outstanding.

VERACYTE, INC.

i

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

VERACYTE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Derived from audited financial statements)
Assets
Current assets:
Cash and cash equivalents	$25,798	$35,014
Accounts receivable, net of allowance of $85 and $84 as of March 31, 2015 and December 31, 2014	2,564	3,050
Supplies inventory	3,732	3,696
Prepaid expenses and other current assets	1,179	1,218
Deferred tax asset	300	300
Restricted cash	118	70
Total current assets	33,691	43,348
Property and equipment, net	4,132	4,161
In-process research and development	16,000	16,000
Goodwill	1,057	1,057
Restricted cash	—	118
Other assets	180	155
Total assets	$55,060	$64,839
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,854	$7,397
Accrued liabilities	5,396	7,851
Deferred Genzyme co-promotion fee	1,897	1,897
Total current liabilities	14,147	17,145
Long-term debt	4,949	4,923
Deferred tax liability	300	300
Deferred rent, net of current portion	111	149
Deferred Genzyme co-promotion fee, net of current portion	474	948
Total liabilities	19,981	23,465
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, No shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 22,551,745 and 22,523,529 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	23	23
Additional paid-in capital	157,688	156,373
Accumulated deficit	(122,632)	(115,022)
Total stockholders’ equity	35,079	41,374
Total liabilities and stockholders’ equity	$55,060	$64,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenue	$11,218	$7,476
Operating expenses:
Cost of revenue	4,566	3,607
Research and development	2,787	2,126
Selling and marketing	5,620	4,336
General and administrative	5,798	3,982
Total operating expenses	18,771	14,051
Loss from operations	(7,553)	(6,575)
Interest expense	(89)	(111)
Other income, net	32	12
Net loss and comprehensive loss	$(7,610)	$(6,674)
Net loss per common share, basic and diluted	$(0.34)	$(0.32)
Shares used to compute net loss per common share, basic and diluted	22,539,723	21,148,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(7,610)	$(6,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	352	264
Bad debt expense	22	28
Genzyme co-promotion fee amortization	(474)	(625)
Stock-based compensation	1,223	492
Amortization of debt discount and issuance costs	11	26
Interest on debt balloon payment	19	20
Changes in operating assets and liabilities:
Accounts receivable	466	(76)
Supplies inventory	(36)	(154)
Prepaid expenses and other current assets	38	463
Other assets	(29)	(3)
Accounts payable	(356)	2,045
Accrued liabilities and deferred rent	(2,493)	(2,563)
Net cash used in operating activities	(8,867)	(6,757)
Investing activities
Purchases of property and equipment	(511)	(124)
Change in restricted cash	70	—
Net cash used in investing activities	(441)	(124)
Financing activities
Commissions and issuance costs relating to the initial public offering	—	(129)
Proceeds from the exercise of common stock options	92	27
Net cash provided by (used in) financing activities	92	(102)
Net decrease in cash and cash equivalents	(9,216)	(6,983)
Cash and cash equivalents at beginning of period	35,014	71,220
Cash and cash equivalents at end of period	$25,798	$64,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Veracyte, Inc. (the “Company”) was incorporated in the state of Delaware in August 2006 as Calderome, Inc. Calderome operated as an incubator until early 2008. In March 2008, the Company changed its name to Veracyte, Inc. Veracyte is a diagnostics company pioneering the field of molecular cytology to improve patient outcomes and lower healthcare costs. The Company specifically targets diseases that often require invasive procedures for an accurate diagnosis—diseases where many healthy patients undergo costly interventions that ultimately prove unnecessary. The Company improves the accuracy of diagnosis at an earlier stage of patient care by deriving clinically actionable genomic information from cytology samples.

The Company’s first commercial solution, the Afirma® Thyroid FNA Analysis, includes as its centerpiece the Gene Expression Classifier (“GEC”). The GEC helps physicians reduce the number of unnecessary surgeries by employing a proprietary 142-gene signature to preoperatively determine whether thyroid nodules previously classified by cytopathology as indeterminate can be reclassified as benign. The comprehensive offering also includes cytopathology testing and the Afirma Malignancy Classifiers, launched in May 2014. The Company markets and sells Afirma through a co-promotion agreement with Genzyme Corporation, a subsidiary of Sanofi.

In September 2014, the Company acquired Allegro Diagnostics Corp. (“Allegro”) to accelerate its entry into pulmonology, the Company’s second planned clinical area. Allegro was focused on the development of genomic tests to improve the preoperative diagnosis of lung cancer. See Note 2. In April 2015, the Company entered the lung cancer diagnostics market with the Percepta™ Bronchial Genomic Classifier, a new genomic test to resolve ambiguity in lung cancer diagnosis. See Note 12.

In April 2015, the Company received approximately $37.3 million in net proceeds from the sale of its common stock in a private placement. See Note 12.

The Company’s operations are based in South San Francisco, California and Austin, Texas, and it operates in one segment in the United States.

Basis of Presentation

The accompanying interim period condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of March 31, 2015, the condensed consolidated statements of operations and comprehensive loss and the condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2014 has been derived from audited financial statements. The results for the three months ended March 31, 2015 are not necessarily indicative of the results expected for the full fiscal year or any other period.

The accompanying interim period condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Use of Estimates

The preparation of the unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates include: revenue recognition; contractual allowances; allowance for doubtful accounts; the useful lives of property and equipment; the recoverability of long-lived assets; stock options; income tax uncertainties, including a valuation allowance for deferred tax assets; and contingencies. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from these estimates and assumptions.

Concentrations of Credit Risk and Other Risks and Uncertainties

The Company’s cash and cash equivalents are deposited with one major financial institution in the United States, as required by the loan and security agreement discussed in Note 6. Deposits in this institution may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Through March 31, 2015, all of the Company’s revenues have been derived from the sale of Afirma. The Company’s solution to date has been delivered primarily to physicians in the United States. The Company’s third-party payers in excess of 10% of revenue and their related revenue as a percentage of revenue were as follows:

	Three Months Ended March 31,
	2015	2014
Medicare	24%	29%
Aetna	9%	10%
Cigna	15%	4%
UnitedHealthcare	14%	17%
	62%	60%

As the number of payers reimbursing for Afirma increases, the percentage of revenue derived from Medicare and other significant third-party payers has changed and will continue to change as a percentage of revenue.

The Company’s significant third-party payers and their related accounts receivable balance at March 31, 2015 and December 31, 2014 as a percentage of total accounts receivable are as follows:

	March 31,	December 31,
	2015	2014

Medicare	40%	64%
Aetna	19%	12%
Cigna	11%	0%
UnitedHealthcare	23%	14%

No other third-party payer represented more than 10% of the Company’s accounts receivable balances for these periods.

Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents consist of amounts invested in a money market account primarily consisting of U.S. Treasury reserves.

Restricted Cash

The Company had deposits of $118,000 as of March 31, 2015 and December 31, 2014, restricted from withdrawal and held by a bank in the form of collateral for irrevocable standby letters of credit totaling $118,000 held as security for the lease of the Company’s headquarters and laboratory facilities in South San Francisco that expires March 31, 2016. This restricted cash is included in current assets as of March 31, 2015 and in long-term assets as of December 31, 2014 on the Company’s condensed consolidated balance sheets.

The Company reserved $70,000 in cash as of December 31, 2014 to cover liabilities associated with the acquisition of Allegro. This amount was paid in March 2015. This restricted cash was included in current assets on the Company’s condensed consolidated balance sheet at December 31, 2014.

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

The balance of allowance for doubtful accounts as of March 31, 2015 and December 31, 2014 was $85,000 and $84,000, respectively. Write-offs for doubtful accounts of $21,000 were recorded against the allowance during the three months ended March 31, 2015. There were no write-offs for doubtful accounts during the three months ended March 31, 2014.  Bad debt expense was $22,000 and $28,000 for the three months ended March 31, 2015 and 2014, respectively.

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

Internal-use Software

The Company capitalizes costs incurred in the application development stage to design and implement the software used in the tracking and reporting of laboratory activity. Costs incurred in the development of application software are capitalized and amortized over an estimated useful life of three years on a straight line basis. The total cost, accumulated depreciation and net book value was $1,008,000, $385,000 and $623,000, respectively, as of March 31, 2015, and was $927,000, $330,000 and $597,000, respectively, as of December 31, 2014, and are included in property and equipment in the Company’s condensed consolidated balance sheets. During the three months ended March 31, 2015 and 2014, the Company capitalized $81,000 and $25,000, respectively, of software development costs. Amortization expense totaled $55,000 and $32,000 in the three months ended March 31, 2015 and 2014, respectively.

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

Goodwill

Goodwill, derived from the Company’s acquisition of Allegro, is reviewed for impairment annually or more frequently if events or circumstances indicate that it may be impaired. The Company’s goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. The Company has determined that it operates in a single segment and has a single reporting unit associated with the development and commercialization of diagnostic products. In the event the Company determines that it is more likely than not the carrying value of the reporting unit is higher than its fair value, quantitative testing is performed comparing recorded values to estimated fair values. If impairment is present, the impairment loss is measured as the excess of the recorded goodwill over its implied fair value. The Company performs its annual evaluation of goodwill during the fourth quarter of each fiscal year. There was no impairment for the three months ended March 31, 2015.

Intangible Assets

The Company’s intangible assets are comprised of acquired in-process research and development (“IPR&D”). The fair value of IPR&D acquired through a business combination is capitalized as an indefinite-lived intangible asset until the completion or abandonment of the related research and development activities. When research and development is complete, the associated assets are amortized on a straight-line basis over their estimated useful lives. IPR&D is tested for impairment annually or more frequently if events or circumstances indicate that the fair value may be below the carrying value of the asset. There was no impairment for the three months ended March 31, 2015.

Impairment of Long-lived Assets

The Company reviews long-lived and indefinite-lived assets other than goodwill for impairment annually or more frequently if events or circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes an impairment loss when the total of estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. There were no impairments for the three months ended March 31, 2015 and 2014.

Bonus Accruals

The Company accrues for liabilities under discretionary employee and executive bonus plans. These estimated compensation liabilities are based on progress against corporate objectives approved by the Board of Directors, compensation levels of eligible individuals, and target bonus percentage levels. The Board of Directors and the Compensation Committee of the Board of Directors review and evaluate the performance against these objectives and ultimately determine what discretionary payments are made. The Company accrued $0.7 million and $1.1 million as of March 31, 2015 and December 31, 2014, respectively, for liabilities associated with these employee and executive bonus plans which are included in accrued liabilities in the Company’s condensed consolidated balance sheets.

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

Persuasive evidence of an arrangement exists and delivery is deemed to have occurred upon delivery of a patient report to the prescribing physician. The assessment of whether a reasonable estimate of reimbursement can be made requires significant judgment by management. Where management’s judgment indicates a reasonable estimate of reimbursement can be made, revenue is recognized upon delivery of the patient report. Some patients have out-of-pocket costs for amounts not covered by their insurance carrier, and the Company may bill the patient directly for these amounts in the form of co-payments and co-insurance in accordance with their insurance carrier and health plans. Some payers may not cover the Company’s GEC as ordered by the prescribing physician under their reimbursement policies. The Company pursues reimbursement from such patients on a case-by-case basis. In the absence of contracted reimbursement coverage or the ability to reasonably estimate reimbursement, the Company recognizes revenue upon receipt of third-party payer notification of payment or when cash is received.

Revenue recognized when cash is received was $5.8 million and $5.1 million for the three months ended March 31, 2015 and 2014, respectively. Revenue recognized on an accrual basis was $5.4 million and $2.4 million for the three months ended March 31, 2015 and 2014, respectively.

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

Research and Development

Research and development costs are charged to operations as incurred. Research and development costs include payroll and personnel-related expenses, stock-based compensation expense, prototype materials, laboratory supplies, consulting costs, costs associated with setting up and conducting clinical studies at domestic and international sites, and allocated overhead including rent, information technology, equipment depreciation and utilities.

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

Stock-based Compensation

Stock-based compensation expense for equity instruments issued to employees is measured based on the grant-date fair value of the awards. The fair value of each employee stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The Company recognizes compensation costs on a straight-line basis for all employee stock-based compensation awards that are expected to vest over the requisite service period of the awards, which is generally the awards’ vesting period. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Equity awards issued to non-employees are valued using the Black-Scholes option-pricing model and are subject to re-measurement as the underlying equity awards vest.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method. Potentially dilutive securities consisting of options to purchase common stock of 4,270,198 and 3,166,419 for the three months ended March 31, 2015 and 2014, respectively, are considered to be common stock equivalents and were excluded from the calculation of diluted net loss per common share because their effect would be anti-dilutive for all periods presented.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for the Company in the first quarter of fiscal 2017. In April 2015, the FASB voted to issue a proposal which would defer the adoption of this standard update until the first quarter of fiscal 2018. The Company has not yet selected a transition method and is currently evaluating the potential effect of the updated standard on its consolidated financial statements.

2. Business Combination

On September 16, 2014, the Company acquired Allegro via a merger with Full Moon Acquisition, Inc., a wholly-owned subsidiary of the Company. Allegro was a privately-held company based in Maynard, Massachusetts, focused on the development of genomic tests to improve the preoperative diagnosis of lung cancer. Allegro merged with Full Moon (the “Merger”), with Allegro surviving the Merger as a wholly-owned subsidiary of the Company. At the effective time of the Merger, each share of the common stock of Full Moon issued and outstanding immediately prior to the effective time of the Merger was automatically converted into one share of common stock of Allegro and represented the only outstanding common stock of Allegro at the effective time of the Merger; all previously issued and outstanding shares of common stock of Allegro were canceled. The Series A preferred stock of Allegro issued and outstanding immediately prior to the effective time of the Merger was canceled and automatically converted into the right to receive a total of 964,377 shares of the Company’s common stock and $2.7 million in cash. Outstanding indebtedness of Allegro totaling $4.3 million was settled in cash by the Company on the effective date of the Merger. All outstanding stock options under Allegro’s equity incentive plan were canceled.

The acquisition of Allegro accelerated the Company’s molecular diagnostics business into the pulmonology diagnostics market. Allegro’s lung cancer test, called Percepta, is designed to help physicians determine which patients with lung nodules who have had a non-diagnostic bronchoscopy result are at low risk for cancer and can thus be safely monitored with CT scans rather than undergoing invasive procedures. The Company launched Percepta in April 2015.

The Merger was accounted for using the acquisition method of accounting with the Company treated as the accounting acquirer. The purchase price was allocated based on the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition.

The Company incurred approximately $0.5 million in acquisition-related costs related to the Merger, which primarily consisted of legal, accounting and valuation-related expenses. In addition, the Company incurred $1.2 million related to transaction bonuses and severance payments to former Allegro employees associated with the Merger. These expenses were recorded in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

The acquisition consideration was comprised of (in thousands):

Stock	$10,078
Cash	2,725
Payment of outstanding indebtedness	4,290
Total acquisition consideration	$17,093

The stock consideration of $10.1 million was determined based on the closing price of the Company’s common stock on September 16, 2014 ($10.45 per share).

The fair value of the assets acquired and liabilities assumed at the closing date of the Merger are summarized below (in thousands):

Cash and cash equivalents	$29
Other assets, net	7
In-process research and development (“IPR&D”)	16,000
Goodwill	1,057
Total acquisition consideration	$17,093

The fair value of IPR&D was determined using the multi-period excess earnings method of the income approach, which estimates the economic benefits of the IPR&D over multiple time periods by identifying the cash flows associated with the use of the asset, based on forecasts prepared by management, and deducting a periodic charge reflecting a fair return for the use of contributory assets. The forecasted cash flows were discounted based on a discount rate of 18.5%. The discount rate represents the Company’s weighted average return on assets and was benchmarked against the internal rate of return and cost of capital of guideline publicly traded companies. The fair value of the IPR&D was capitalized as of the closing date of the Merger and was accounted for as an indefinite-lived intangible asset prior to the beginning of amortization. Amortization of the IPR&D began in April 2015 when research and development activities were deemed to be completed and is recorded on a straight-line basis. The amortization period of the IPR&D is over its estimated useful life of 15 years after taking into consideration expected use of the asset, legal or regulatory provisions that may limit or extend the life of the asset, as well as the effects of obsolescence and other economic factors. See Note 12.

Goodwill, which represents the purchase price in excess of the fair value of net assets acquired, is not expected to be deductible for income tax purposes. This goodwill is reflective of the value derived from the acceleration of the Company’s entry into the pulmonology market.

The following pro forma financial information is based on the historical financial statements of the Company and presents the Company’s results as if the Merger had occurred as of January 1, 2013 (in thousands):

Three Months Ended
March 31,
2014
Revenue	$7,476
Net loss	$(7,211)

The pro forma results present the combined historical results of operations with adjustments to reflect one-time charges representing the elimination of interest expense related to Allegro indebtedness of $0.1 million.

The pro forma information presented does not purport to present what the actual results would have been had the Merger actually occurred on January 1, 2013, nor is the information intended to project results for any future period.

3. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Accrued compensation expenses	$1,843	$2,673
Accrued Genzyme co-promotion fees	1,684	3,309
Accrued other	1,869	1,869
Total accrued liabilities	$5,396	$7,851

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

The fair value of the Company’s financial assets, which consist only of money market funds, was $23.9 million and $33.2 million as of March 31, 2015 and December 31, 2014, respectively, and are Level I assets as described above.

5. Commitments and Contingencies

Operating Leases

The Company leases its headquarters and laboratory facilities in South San Francisco under a non-cancelable lease agreement that expires on March 31, 2016. On April 29, 2015, the Company signed a non-cancelable lease agreement for approximately 59,000 square feet to serve as its South San Francisco headquarters and laboratory facilities. The lease begins in June 2015 and ends in March 2026 and contains extension of lease term and expansion options. See Note 12.

The Company also leases laboratory space in Austin, Texas. The lease expires on July 31, 2018. The Company provided a security deposit of $75,000, which is included in other assets in the Company’s condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2015, including the lease signed in April 2015, are as follows (in thousands):

Year Ending December 31,	Amounts
April through December 31, 2015	$750
2016	1,822
2017	2,142
2018	2,102
2019	2,026
Thereafter	14,038
Total minimum lease payments	$22,880

The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Facilities rent expense was $213,000 for each of the three months ended March 31, 2015 and 2014.

Supplies Purchase Commitments

The Company had a non-cancelable purchase commitment with two suppliers to purchase a minimum quantity of supplies for approximately $1.2 million at March 31, 2015, all of which is expected to be paid in 2015.

Debt Obligations

See Note 6.

Contingencies

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. The Company believes there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on the financial position, results of operations or cash flows.

6. Debt

In June 2013, the Company entered into a loan and security agreement (“Original Loan”) with a financial institution. The Original Loan provided for term loans of up to $10.0 million in aggregate. The Company drew down $5.0 million in funds under the agreement in June 2013, and did not draw the remaining $5.0 million on or before the expiration date of March 31, 2014. The Company was required to repay the outstanding principal in 30 equal installments beginning 18 months after the date of the borrowing, and the loan was due in full in June 2017. The Original Loan had an interest rate of 6.06% per annum, carried prepayment penalties of 2.25% and 1.50% for prepayment within one and two years, respectively, and 0.75% thereafter.

In December 2014, the Company amended certain terms and conditions of the Original Loan (“Amended Loan”). The Amended Loan provides for term loans of up to $15.0 million in aggregate, in three tranches of $5.0 million each. The Company borrowed $5.0 million under the first tranche in December 2014 and used the funds for repayment of the $5.0 million in principal outstanding under the Original Loan, in a cashless transaction. In addition, the Company paid the accrued but unpaid interest of $14,000 due on the Original Loan and the related end-of-term payment of $110,000. The Amended Loan waived the prepayment premium of $75,000 under the Original Loan and reduced the end- of-term payment of $225,000 under the Original Loan to $110,000. The second $5.0 million tranche under the Amended Loan is available through December 31, 2015, and the Company may borrow the third $5.0 million tranche any time through June 30, 2016 after achieving the third tranche revenue milestone as defined in the Amended Loan.

The carrying value of the debt approximates its fair value because the interest rate approximates market rates that the Company could obtain for debt with similar terms. Under the Amended Loan, the Company is required to repay the outstanding principal in 24 equal installments beginning 24 months after the date of the borrowing, and the loan is due in full in December 2018. The first tranche of the Amended Loan bears interest at a rate of 5.00% per annum. The Amended Loan carries prepayment penalties of 2.00% and 1.00% for prepayment within one and two years, respectively, and no prepayment penalty thereafter. In connection with the Amended Loan, the Company paid approximately $45,000 in third-party fees.

The Amended Loan results in a debt modification under ASC 470-50, Modifications and Extinguishments, as the change in present value of the remaining cash flows associated with the Original Loan and Amended Loan are not substantial.

As of March 31, 2015 and December 31, 2014, the net debt obligation was as follows (in thousands):

	March 31,	December 31,
	2015	2014
Debt and unpaid accrued end-of-term payment	$5,023	$5,003
Unamortized note discount	(74)	(80)
Net debt obligation	$4,949	$4,923

Future principal payments under the Amended Loan are as follows (in thousands):

Year Ending December 31,	Amounts
April through December 31, 2015	$—
2016	—
2017	2,437
2018	2,563
Total	$5,000

The obligation includes an end-of-term payment of $237,500, representing 4.75% of the total outstanding principal balance, which accretes over the life of the loan as interest expense. As a result of the debt discount and the end-of-term payment, the effective interest rate for the loan differs from the contractual rate.

Interest expense on the debt was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Nominal interest	$63	$76
Amortization of debt discount	7	15
End-of-term payment interest	19	20
Total	$89	$111

Loans drawn under the Original Loan and the Amended Loan were used for working capital and general corporate purposes. The Company’s obligations under the Amended Loan are secured by a security interest in substantially all of its assets, excluding its intellectual property and certain other assets. The Amended Loan contains customary conditions related to borrowing, events of default, and covenants, including covenants limiting the Company’s ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of its capital stock, repurchase stock and make investments, in each case subject to certain exceptions. The Amended Loan also allows the lender to call the debt in the event there is a material adverse change in the Company’s business or financial condition. The Company is required to be in compliance with a minimum liquidity or minimum revenue covenant. As of March 31, 2015, the Company was in compliance with the financial covenants.

7. Stockholders’ Equity

Common Stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue 125,000,000 shares of common stock with a par value of $0.001 per share. The holder of each share of common stock shall have one vote for each share of stock. The common stockholders are also entitled to receive dividends whenever funds and assets are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all series of convertible preferred stock outstanding. No dividends have been declared as of March 31, 2015.

As of March 31, 2015 and December 31, 2014, the Company had reserved shares of common stock for issuance as follows:

	March 31,	December 31,
	2015	2014
Options issued and outstanding	4,270,198	3,249,469
Options available for grant under stock option plans	1,193,248	1,341,252
Total	5,463,446	4,590,721

In April 2015, the Company issued and sold 4,907,975 shares of its common stock in a private placement.  See Note 12.

Preferred Stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share. No shares were issued and outstanding at March 31, 2015 or December 31, 2014.

8. Stock Incentive Plans

The following table summarizes activity under the Company’s stock option plans (aggregate intrinsic value in thousands):

	Shares Available for Grant	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance - December 31, 2014	1,341,252	3,249,469	$7.59	7.88	$12,400
Additional options authorized	900,941	—
Granted	(1,082,600)	1,082,600	8.81
Canceled	33,655	(33,655)	9.40
Exercised	—	(28,216)	3.27
Balance - March 31, 2015	1,193,248	4,270,198	$7.91	8.24	$7,550
Options vested and exercisable - March 31, 2015		1,639,267	$4.60	6.71	$6,212
Options vested and expected to vest - March 31, 2015		4,036,327	$7.75	8.29	$7,519

The aggregate intrinsic value was calculated as the difference between the exercise price of the options to purchase common stock and the fair market value of the Company’s common stock, which was $7.28 per share as of March 31, 2015.

The weighted average fair value of options to purchase common stock granted was $5.37 and $10.27 for the three months ended March 31, 2015 and 2014, respectively.

The weighted-average fair value of stock options exercised was $2.50 and $2.53 for the three months ended March 31, 2015 and 2014, respectively. The intrinsic value of stock options exercised was $0.1 million for each of the three months ended March 31, 2015 and 2014.

Stock-based Compensation

The following table summarizes stock-based compensation expense related to stock options for the three months ended March 31, 2015 and 2014, and are included in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenue	$17	$9
Research and development	253	107
Selling and marketing	269	93
General and administrative	684	283
Total	$1,223	$492

As of March 31, 2015, the Company had $13.4 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over an estimated weighted-average period of 3.2 years.

The estimated grant date fair value of employee stock options was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

	Three Months Ended March 31,
	2015	2014
Weighted-average volatility	66.06 - 68.82%	77.17 - 78.54%
Weighted-average expected term (years)	6.08	6.08
Risk-free interest rate	1.55 - 1.79%	1.83 - 1.99%
Expected dividend yield	—	—

There were no stock options granted to non-employees during the three months ended March 31, 2015. The estimated grant-date fair value of stock options granted to non-employees during the three months ended March 31, 2014 was calculated using the Black-Scholes option-pricing model, based on the following assumptions: weighted-average volatility from 76.70% to 76.87%, weighted-average expected term from 8.68 years to 9.51 years, risk-free interest rate from 2.54% to 2.66%, and expected dividend yield of 0%.

9. Genzyme Co-promotion Agreement

In January 2012, the Company and Genzyme Corporation (“Genzyme”) executed a co-promotion agreement for the co-exclusive rights and license to promote and market the Company’s Afirma thyroid diagnostic solution in the United States and in 40 named countries. In exchange, the Company received a $10.0 million upfront co-promotion fee from Genzyme in February 2012. Under the terms of the agreement, Genzyme will receive a percentage of U.S. cash receipts that the Company has received related to Afirma as co-promotion fees. The percentage was 50% in 2012, 40% from January 2013 through February 2014, and 32% beginning in February 2014. Genzyme’s obligation to also spend up to $500,000 for qualifying clinical development activities in countries that require additional testing for approval expired in July 2014.

In November 2014, the Company signed an Amended and Restated U.S. Co-promotion Agreement (“Amended Agreement”) with Genzyme. Under the Amended Agreement, the co-promotion fees Genzyme will receive as a percentage of U.S. cash receipts were reduced from 32% to 15% beginning January 1, 2015. Through August 11, 2014, the Company amortized the $10.0 million upfront co-promotion fee over a four-year period, which was management’s best estimate of the life of the agreement, in part because after that period either party could have terminated the agreement without penalty. Effective August 12, 2014, the Company extended the amortization period from January 2016 to June 2016, the modified earliest period either party can terminate the agreement without penalty. The Company accounted for the change in accounting estimate prospectively. Either party may terminate the agreement with six months prior notice, however, under the Amended Agreement, neither party can terminate the agreement for convenience prior to June 30, 2016. The agreement with Genzyme expires in 2027.

On February 13, 2015, the Company entered into an Ex-U.S. Co-promotion Agreement with Genzyme for the promotion of the Afirma GEC test with exclusivity in five countries outside the United States initially and in other countries agreed to from time to time. The term of the agreement is January 1, 2015 and continues until December 31, 2019, with extension of the agreement possible upon agreement of the parties. Country-specific terms have been established under this agreement for Brazil and Singapore and a right of first negotiation has been established for Canada, the Netherlands and Italy. The Company will pay Genzyme 25% of net revenue from the sale of the Afirma GEC test in Brazil and Singapore over a five-year period commencing January 1, 2015. Beginning in the fourth year of the agreement, if the Company terminates the agreement for convenience, the Company may be required to pay a termination fee contingent on the number of GEC billable results generated.

The Company incurred $1.7 million and $2.8 million in co-promotion expense in the three months ended March 31, 2015 and 2014, respectively, which is included in selling and marketing expenses in the condensed consolidated statements of operations and comprehensive loss. The Company’s outstanding obligation to Genzyme totaled $4.4 million and $6.0 million at March 31, 2015 and December 31, 2014, respectively. Of the $4.4 million obligation at March 31, 2015, $2.7 million is included in accounts payable and $1.7 million is included in accrued liabilities in the Company’s condensed consolidated balance sheets. Of the $6.0 million obligation at December 31, 2014, $2.7 million is included in accounts payable and $3.3 million is included in accrued liabilities in the Company’s condensed consolidated balance sheets.

The Company amortized $0.5 million and $0.6 million of the $10.0 million up-front co-promotion fee in the three months ended March 31, 2015 and 2014, respectively, which is reflected as a reduction to selling and marketing expenses in the condensed consolidated statements of operations and comprehensive loss.

10. Thyroid Cytopathology Partners

In 2010, the Company entered into an arrangement with Pathology Resource Consultants, P.A. (“PRC”) to set up and manage a specialized pathology practice to provide testing services to the Company. There is no direct monetary compensation from the Company to PRC as a result of this arrangement. The Company’s service agreement is with the specialized pathology practice, Thyroid Cytopathology Partners (“TCP”), and is effective through December 31, 2015, and thereafter automatically renews every year unless either party provides notice of intent not to renew at least 12 months prior to the end of the then-current term. Under the service agreement, the Company pays TCP based on a fixed price per test schedule, which is reviewed periodically for changes in market pricing. Subsequent to December 2012, an amendment to the service agreement allows TCP to use a portion of the Company’s facility in Austin, Texas. The Company does not have an ownership interest in or provide any form of financial or other support to TCP.

The Company has concluded that TCP represents a variable interest entity and that the Company is not the primary beneficiary as it does not have the ability to direct the activities that most significantly impact TCP’s economic performance. Therefore, the Company does not consolidate TCP. All amounts paid to TCP under the service agreement are expensed as incurred and included in cost of revenue in the condensed consolidated statements of operations and comprehensive loss. The Company incurred $1.1 million and $0.9 million in the three months ended March 31, 2015 and 2014, respectively, in cytopathology testing and evaluation services expenses with TCP. The Company’s outstanding obligations to TCP for cytopathology testing services were $0.7 million and $1.1 million as of March 31, 2015 and December 31, 2014, respectively, and are included in accounts payable in the Company’s condensed consolidated balance sheets.

TCP reimburses the Company for a proportionate share of the Company’s rent and related operating expense costs for the leased facility. TCP’s portion of rent and related operating expense costs for the shared space at the Austin, Texas facility was $23,000 and $20,000 for the three months ended March 31, 2015 and 2014, respectively, and is included in other income, net in the Company’s condensed statements of operations and comprehensive loss.

11. Income Taxes

The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2015 and 2014.  The Company continues to maintain a full valuation allowance against its net deferred tax assets.

As of March 31, 2015, the Company had unrecognized tax benefits of $1.6 million, none of which would currently affect the Company’s effective tax rate if recognized due to the Company’s net deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at March 31, 2015 will significantly increase or decrease within the next 12 months. There was no interest expense or penalties related to unrecognized tax benefits recorded through March 31, 2015.

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

12. Subsequent Events

Launch of Percepta

In April 2015, the Company entered the lung cancer diagnostics market with the launch of the Percepta Bronchial Genomic Classifier. Amortization of the acquired in-process research and development associated with the Percepta test began in April 2015 when research and development activities were deemed to be completed. The amortization period of the IPR&D is over its estimated useful life of 15 years and is recorded on a straight-line basis.

Sale of Common Stock Under Securities Purchase Agreement

On April 28, 2015, the Company completed a private placement of 4,907,975 shares of its common stock to certain accredited investors (the “Investors”) at a purchase price of $8.15 per share. The sale of the shares was made pursuant to the terms of a Securities Purchase Agreement dated as of April 22, 2015. Gross proceeds to the Company were $40.0 million and the Company is expected to receive approximately $37.3 million in net proceeds, after deducting the placement agent fees and other expenses payable by the Company of approximately $2.7 million. Under the Securities Purchase Agreement, the Company has agreed to use the net proceeds from the private placement for research and development, for product commercialization, and for working capital and general corporate purposes.

In connection with the sale of the common stock in the private placement, the Company entered into a Registration Rights Agreement with the Investors, dated as of April 22, 2015, pursuant to which the Company has agreed to file a registration statement with the SEC covering the resale of the common stock sold in the private placement. The Company has agreed to file the registration statement within 30 days of the closing of the private placement. The Registration Rights Agreement includes customary indemnification rights in connection with the registration statement.

Facilities Lease

On April 29, 2015, the Company signed a non-cancelable lease agreement for approximately 59,000 square feet to serve as its South San Francisco headquarters and laboratory facilities. The lease begins in June 2015 and ends in March 2026 and contains extension of lease term and expansion options. Upon signing the lease, the Company provided $603,000 in the form of a letter of credit held as security for the lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Overview

We are a diagnostics company pioneering the field of molecular cytology, focusing on genomic solutions that resolve diagnostic ambiguity and enable physicians to make more informed treatment decisions at an early stage in patient care. By improving preoperative diagnostic accuracy, we aim to help patients avoid unnecessary invasive procedures while reducing healthcare costs. Our first commercial solution, the Afirma Thyroid FNA Analysis, or Afirma, centers on the proprietary Gene Expression Classifier, or GEC, to resolve ambiguity in diagnosis and is becoming a new standard of care in thyroid nodule assessment. The GEC helps physicians reduce the number of unnecessary surgeries by approximately 50% by employing a proprietary 142-gene signature to preoperatively identify benign thyroid nodules among those deemed indeterminate by cytopathology alone. We have demonstrated the clinical utility and cost effectiveness of the GEC in multiple studies published in peer-reviewed journals and established the clinical validity of the GEC in a study published in The New England Journal of Medicine in 2012. The comprehensive Afirma offering also includes cytopathology testing and the Afirma Malignancy Classifiers, launched in May 2014. Since we commercially launched Afirma in January 2011, we have received over 165,000 FNA samples for evaluation using Afirma and performed more than 35,000 GECs to resolve indeterminate cytopathology results.

We are expanding our molecular cytology franchise into other clinical areas of unmet need, focusing first on difficult-to-diagnose lung diseases, where current diagnostic ambiguity frequently requires invasive, risky and costly procedures to obtain a definitive diagnosis. Through our acquisition of Allegro Diagnostics Corp., or Allegro, in September 2014, we acquired our genomic test aimed at improving the risk stratification of patients with lung nodules that are suspicious for cancer. Our proprietary technology has been developed to help physicians determine which patients with non-diagnostic bronchoscopy results can be safely monitored with routine CT scans versus an invasive surgical biopsy. In April 2015, we entered the lung cancer diagnostics market with the Percepta™ Bronchial Genomic Classifier, a new genomic test to resolve ambiguity in lung cancer diagnosis.

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

In November 2014, we signed an Amended and Restated U.S. Co-promotion Agreement, or Amended Agreement, with Genzyme that reduced the co-promotion fees we owe to Genzyme from 32% to 15% beginning January 1, 2015. The Amended Agreement expires in January 2027. In February 2015, we entered into an Ex-U.S. Co-promotion Agreement, or Ex-U.S. Agreement, with Genzyme for the promotion of the Afirma GEC test with exclusivity in five countries outside the United States initially and in other countries agreed to from time to time. The term of the agreement is January 1, 2015 and continues until December 31, 2019, with extension of the agreement possible upon agreement of the parties. Country-specific terms have been established under this agreement for Brazil and Singapore and a right of first negotiation has been established for Canada, the Netherlands and Italy.

We increased the list price billed for the GEC from $4,275 to $4,875 per test in January 2014, while the list price billed for routine cytopathology remained at $490 per test. We obtained Medicare coverage for the GEC effective in January 2012 and contracted reimbursement at an agreed upon rate of $3,200. We received positive coverage determinations from UnitedHealthcare and Cigna in 2013 and in late 2014 signed contracts with these payers establishing in-network allowable rates for both our GEC and cytopathology tests. We have also received positive coverage determinations from numerous other commercial payers and, as of May 2015, the GEC is covered by payers representing nearly 150 million covered lives. We now have nearly 100 million lives under contract. Payers that have agreed to pay for Afirma under contract are also counted as covered lives. Contracted and reimbursement rates vary by payer.

We recognized revenue of $11.2 million and $7.5 million in the three months ended March 31, 2015 and 2014, respectively, an increase of 50%. We incurred a net loss of $7.6 million and $6.7 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, we had an accumulated deficit of $122.6 million.

Factors Affecting Our Performance

The Number of FNAs We Receive and Test

The growth in our business is tied to the number of FNAs we receive and the number of GECs performed. Approximately 90% of FNAs we receive are for the Afirma solution, which consists of cytopathology, and if the cytopathology result is indeterminate, the GEC is performed. The remaining approximate 10% of FNAs are received from centers performing cytopathology in their institution where the cytopathology result is indeterminate and we perform the GEC only. The rate at which adoption occurs in these two settings will cause these two percentages to fluctuate over time. Approximately 1%-2% of the FNA samples we receive for cytopathology have insufficient cellular material from which to render a cytopathology diagnosis. We only bill the technical component, including slide preparation, for these tests. For results that are benign or suspicious/malignant by cytopathology, we bill for these services when we issue the report to the physician. If the cytopathology result is indeterminate, defined as atypia/follicular lesions of undetermined significance (AUS/FLUS) or suspicious for FN/HCN, we perform the GEC. Historically, approximately 14%-17% of samples we have received for the Afirma solution have yielded indeterminate results by cytopathology. Approximately 5%-10% of the samples for GEC testing have insufficient ribonucleic acid, or RNA, from which to render a result. The GEC can be reported as Benign, Suspicious or No Result. We bill for the GEC Benign and GEC Suspicious results only. After the GEC is completed, we issue the cytopathology report for the indeterminate results as well as the GEC report, and then bill for both of these tests. We incur costs of collecting and shipping the FNAs and a portion of the costs of performing tests where we cannot ultimately issue a patient report. Because we cannot bill for all samples received, the number of FNAs received does not directly correlate to the total number of patient reports issued and the amount billed.

Continued Adoption of and Reimbursement for Afirma

To date, only a small number of payers have reimbursed us for Afirma at full list price. Revenue growth depends on both our ability to achieve broader reimbursement at increased levels from third-party payers and to expand our base of prescribing physicians and increase our penetration in existing accounts. Because some payers consider the GEC experimental and investigational, we may not receive payment on many tests and payments may not be at acceptable levels compared to what we have billed. We expect our revenue growth will increase as more payers make a positive coverage decision and as payers enter into contracts with us, which should enhance our accrued revenue and collections. To drive increased adoption of Afirma, we have increased our internal sales force in high-volume geographies domestically during 2014 and plan to continue to do so, to a lesser extent, in 2015, along with increasing our marketing efforts. We have also hired institutional channel managers to focus on the institutional segment, which accounts generally send us only GECs. If we are unable to expand the base of prescribing physicians and penetration within these accounts at an acceptable rate, or if we are not able to execute our strategy for increasing reimbursement, we may not be able to effectively increase our revenue.

How We Recognize Revenue

A large portion of our revenue is recognized upon the earlier of receipt of third-party notification of payment or when cash is received. For Medicare and certain other payers where we have an agreed upon reimbursement rate or we are able to make a reasonable estimate of reimbursement at the time delivery is complete, we recognize the related revenue on an accrual basis. In the first period in which revenue is accrued for a particular payer, there generally is a one-time increase in revenue. Until we have contracts with or can make a reasonable estimate of reimbursement from a larger number of payers, we will recognize a large portion of our revenue upon the earlier of notification of payment or when cash is received. Additionally, as we commercialize new products, we will need to contract with or be able to make a reasonable estimate of reimbursement for each payer for each new product offering prior to being able to recognize the related revenue on an accrual basis. Because the timing and amount of cash payments received from payers is difficult to predict, we expect that our revenue will fluctuate significantly in any given quarter. In addition, even if we begin to accrue larger amounts of revenue related to Afirma, when we introduce new products we do not expect we will be able to recognize revenue from new products on an accrual basis for some period of time. This may result in continued fluctuations in our revenue.

Revenue recognized when cash is received was $5.8 million and $5.1 million for the three months ended March 31, 2015 and 2014, respectively. Revenue recognized on an accrual basis was $5.4 million and $2.4 million for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, amounts billed in the last three months at list price, for tests processed which were not recognized as revenue upon delivery of a patient report because our accrual revenue recognition criteria were not met and for which we have not received notification of payment, collected cash or written off as uncollectible, totaled $13.2 million.

As of December 31, 2014, amounts billed in the last 12 months at list price, for tests processed which were not recognized as revenue upon delivery of a patient report because our accrual revenue recognition criteria were not met and for which we have not received notification of payment, collected cash or written off as uncollectible, totaled $47.1 million. Of this amount, we recognized revenue of $4.6 million in the three months ended March 31, 2015, when cash was received.

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

Impact of Genzyme Co-promotion Agreement

The $10.0 million fee we received from Genzyme under the Co-promotion Agreement dated as of January 18, 2012 is being amortized over the estimated useful life based on the provisions of the agreement, and is recorded as a reduction to selling and marketing expenses. We amortized $0.5 million and $0.6 million of the $10.0 million in the three months ended March 31, 2015 and 2014, respectively, and these offsets to expense are included in selling and marketing expense in our condensed consolidated statements of operations and comprehensive loss. The 2012 agreement required that we pay a certain percentage of our cash receipts from the sale of the Afirma GEC test to Genzyme, which percentage decreased over time. The percentage was initially 50%, 40% from January 2013 through February 2014, 32% from February 2014 through December 2014, and decreased to 15% in January 2015. Our co-promotion fees were $1.7 million and $2.8 million in the three months ended March 31, 2015 and 2014, respectively, and are included in selling and marketing expenses in our condensed consolidated statements of operations and comprehensive loss.

In November 2014, we signed an Amended and Restated U.S. Co-promotion Agreement, or Amended Agreement, with Genzyme. Under the Amended Agreement, the co-promotion fees Genzyme will receive as a percentage of U.S. cash receipts from the sale of the Afirma GEC test were reduced from 32% to 15% beginning January 1, 2015. Further, we have agreed to assume more responsibilities for sales and marketing activities. Either party may terminate the agreement with six months prior notice, however, neither party can terminate the agreement for convenience prior to June 30, 2016. Our agreement with Genzyme expires in January 2027.

On February 13, 2015, we entered into an Ex-U.S. Co-promotion Agreement with Genzyme for the promotion of the Afirma GEC test with exclusivity in five countries outside the United States initially and in other countries agreed to from time to time.  The term of the agreement is January 1, 2015 and continues until December 31, 2019, with extension of the agreement possible upon agreement of the parties. Country-specific terms have been established under this agreement for Brazil and Singapore and a right of first negotiation has been established for Canada, the Netherlands and Italy.  We will pay Genzyme 25% of net revenue from the sale of the Afirma GEC test in Brazil and Singapore over a five-year period commencing January 1, 2015. Beginning in the fourth year of the agreement, if we terminate the agreement for convenience, we may be required to pay a termination fee contingent on the number of GEC billable results generated.

Development of Additional Products

We rely on sales of Afirma to generate all of our revenue. In May 2014, we commercially launched our Afirma Malignancy Classifiers, which we believe will enhance our Afirma Thyroid FNA Analysis as a comprehensive way to manage thyroid nodule patients and serve our current base of prescribing physicians. We also plan to pursue development or acquisition of products for additional diseases to increase and diversify our revenue. For example, in September 2014 we acquired Allegro and with it, a molecular diagnostic lung cancer test designed to help physicians determine which patients with lung nodules who have had a non-diagnostic bronchoscopy result are at low risk for cancer and can thus be safely monitored with CT scans, rather than undergoing invasive procedures. We launched the Percepta Bronchial Genomic Classifier, the test acquired from Allegro, in April 2015.  Additionally, we are pursuing a solution for interstitial lung disease that will offer an alternative to surgery by developing a genomic signature to classify samples collected through less invasive bronchoscopy techniques. Accordingly, we expect to continue to invest heavily in research and development in order to expand the capabilities of our solutions and to develop additional products. Our success in developing or acquiring new products will be important in our efforts to grow our business by expanding the potential market for our products and diversifying our sources of revenue.

Timing of Our Research and Development Expenses

We deploy state-of-the-art and costly genomic technologies in our biomarker discovery experiments, and our spending on these technologies may vary substantially from quarter to quarter. We also spend a significant amount to secure clinical samples that can be used in discovery and product development as well as clinical validation studies. The timing of these research and development activities is difficult to predict, as is the timing of sample acquisitions. If a substantial number of clinical samples are acquired in a given quarter or if a high-cost experiment is conducted in one quarter versus the next, the timing of these expenses can affect our financial results. We conduct clinical studies to validate our new products as well as on-going clinical studies to further the published evidence to support our commercialized tests. As these studies are initiated, start-up costs for each site can be significant and concentrated in a specific quarter. Spending on research and development, for both experiments and studies, may vary significantly by quarter depending on the timing of these various expenses.

Historical Seasonal Fluctuations in FNAs Received, GEC Test Volume and Collections

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

Financial Overview

Revenue

Through March 31, 2015, all of our revenues have been derived from the sale of Afirma. Our solution to date has been delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of collection from the third-party payer and individual patients. Our third-party payers in excess of 10% of revenue and their related revenue as a percentage of revenue were as follows:

	Three Months Ended March 31,
	2015	2014
Medicare	24%	29%
Aetna	9%	10%
Cigna	15%	4%
UnitedHealthcare	14%	17%
	62%	60%

As the number of payers reimbursing for Afirma increases, the percentage of revenue derived from Medicare and other significant third-party payers has changed and will continue to change as a percentage of revenue.

For tests performed where we have an agreed upon reimbursement rate or we are able to make a reasonable estimate of reimbursement at the time delivery is complete, such as in the case of Medicare and certain other payers, we recognize the related revenue upon delivery of a patient report to the prescribing physician based on the established billing rate less contractual and other adjustments to arrive at the amount that we expect to collect. We determine the amount we expect to collect based on a per payer, per contract or agreement basis. The expected amount is typically lower than, if applicable, the agreed upon reimbursement amount due to several factors, such as the amount of patient co-payments, the existence of secondary payers and claim denials. In other situations, where we are not able to make a reasonable estimate of reimbursement, we recognize revenue upon the earlier of receipt of third-party payer notification of payment or when cash is received. Incremental revenue as a result of a new payer meeting our revenue recognition criteria in the three months ended March 31, 2015 was approximately $285,000. Upon ultimate collection, the amount received from Medicare and commercial payers where reimbursement was estimated is compared to previous estimates and the contractual allowance is adjusted accordingly. Our ability to increase our revenue will depend on our ability to penetrate the market, obtain positive coverage policies from additional third-party payers, obtain reimbursement and/or enter into contracts with additional third-party payers, and increase reimbursement rates for tests performed. Finally, should we recognize revenue from payers on an accrual basis and later determine the judgments underlying estimated reimbursement change, our financial results could be negatively impacted in future quarters.

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

Research and Development

Research and development expenses include costs incurred to develop our technology, collect clinical samples and conduct clinical studies to develop and support our products. These costs consist of personnel costs, including stock-based compensation expense, prototype materials, laboratory supplies, consulting costs, costs associated with setting up and conducting clinical studies at domestic and international sites, and allocated overhead including rent, information technology, equipment depreciation and utilities. We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses will increase in future periods as we continue to invest in research and development activities related to developing additional products and evaluating various platforms. We expect that in 2015 the increase in research and development expenses will be for the continued development and support of Afirma and Percepta and other new products and programs under development, including our ILD programs. Specifically, we plan to: increase the body of clinical evidence to support Afirma; incur research and development expenses associated with clinical utility studies to support the commercialization of Percepta; and incur expenses associated with clinical validation studies in our ILD program.

Selling and Marketing

Selling and marketing expenses consist of personnel costs, including stock-based compensation expense, direct marketing expenses, consulting costs, and allocated overhead including rent, information technology, equipment depreciation and utilities. In addition, up-front co-promotion fees paid to Genzyme, net of amortization, are included in selling and marketing expenses. In November 2014, we amended the co-promotion agreement with Genzyme. As a result of this amendment, we expect our selling and marketing expenses for Afirma to remain relatively flat during 2015. While we expect that our personnel costs will increase as we take on more sales and marketing responsibilities related to Afirma, we expect these increases will be offset by the lower rate we are required to pay Genzyme under the agreement beginning in January 2015. In 2015, we have begun to incur selling and marketing expenses as a result of investments in our lung product portfolio. Therefore, we believe total selling and marketing expenses will continue to increase in 2015.

General and Administrative

General and administrative expenses include executive, finance and accounting, human resources, legal, billing and client services, and quality and regulatory functions. These expenses include personnel costs, including stock-based compensation expense, audit and legal expenses, consulting costs, costs associated with being a public company, and allocated overhead including rent, information technology, equipment depreciation and utilities. The year ended December 31, 2014 also included transaction costs related to the acquisition of Allegro in September 2014, including charges for merger related severance and bonuses. We expect our general and administration expenses will continue to increase during 2015 as we expand our billing group to support anticipated increased demand for our tests, hire more personnel in accounting and finance, incur increasing expenses related to the documentation of our internal controls in connection with compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and incur greater legal costs for patent prosecution and for public company compliance and general corporate purposes.

Interest Expense

Interest expense is attributable to our borrowings under our loan and security agreement.

Other Income, Net

Other income, net consists primarily of sublease rental income, interest income received from payers and from our cash equivalents, partially offset by amortization of debt issuance costs.

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

Goodwill

We review goodwill for impairment annually or more frequently if events or circumstances indicate that it may be impaired. Our goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. We have determined that we operate in a single segment and have a single reporting unit associated with the development and commercialization of diagnostic products. In the event we determine that it is more likely than not the carrying value of the reporting unit is higher than its fair value, quantitative testing is performed comparing recorded values to estimated fair values. If impairment is present, the impairment loss is measured as the excess of the recorded goodwill over its implied fair value. We perform our annual evaluation of goodwill during the fourth quarter of each fiscal year.

Intangible Assets

Our intangible assets are comprised of acquired in-process research and development, or IPR&D. The fair value of IPR&D acquired through a business combination is capitalized as an indefinite-lived intangible asset until the completion or abandonment of the related research and development activities. When research and development is complete, the associated assets are amortized on a straight-line basis over their estimated useful lives. IPR&D is tested for impairment annually or more frequently if events or circumstances indicate that the fair value may be below the carrying value of the asset.

Impairment of Long-lived Assets

We review long-lived and indefinite-lived assets other than goodwill for impairment annually or more frequently if events or circumstances indicate that the carrying amount of the assets may not be recoverable. We recognize an impairment loss when the total of estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value.

Deferred Tax Assets

We file U.S. federal income tax returns and tax returns in California, Texas and other states.

As of December 31, 2014, our gross deferred tax assets were $43.4 million. The deferred tax assets were primarily comprised of federal and state tax net operating loss and tax credit carryforwards. Utilization of the net operating loss and tax credit carryforwards may be subject to annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization.

We are required to reduce our deferred tax assets by a valuation allowance if it is more-likely-than-not that some or all of our deferred tax assets will not be realized. We must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of our valuation allowance, if any, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses and, based on all available evidence, we believe it is more-likely-than-not that our recorded net deferred tax assets will not be realized. Accordingly, we recorded a valuation allowance against all of our net deferred tax assets at March 31, 2015 and December 31, 2014. We will continue to maintain a full valuation allowance on our net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Stock-based Compensation

We recognize stock-based compensation cost for only those shares underlying stock options that we expect to vest on a straight-line basis over the requisite service period of the award. We estimate the fair value of stock options using a Black-Scholes option-pricing model, which requires the input of highly subjective assumptions, including the option’s expected term and stock price volatility. In addition, judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. Forfeitures are estimated based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,		Dollar	%
	2015	2014	Change	Change
	(In thousands except GECs processed)
Statements of Operations Data:
Revenue	$11,218	$7,476	$3,742	50%
Operating expense:
Cost of revenue	4,566	3,607	959	27%
Research and development	2,787	2,126	661	31%
Selling and marketing	5,620	4,336	1,284	30%
General and administrative	5,798	3,982	1,816	46%
Total operating expenses	18,771	14,051	4,720	34%
Loss from operations	(7,553)	(6,575)	(978)	15%
Interest expense	(89)	(111)	22	-20%
Other income, net	32	12	20	167%
Net loss and comprehensive loss	$(7,610)	$(6,674)	$(936)	14%
Other Operating Data:
GECs processed	4,020	3,098	922	30%

Revenue

Revenue increased $3.7 million, or 50%, for the three months ended March 31, 2015 compared to the same period in 2014.  The increase was primarily due to increased adoption of Afirma, additional payers meeting our revenue recognition criteria for accrual and, to a lesser extent, increased collections. For the three months ended March 31, 2015 compared to the same period in 2014, revenue recognized when cash was received increased by approximately $0.7 million, or 14%, to $5.8 million. Revenue recognized on an accrual basis increased by approximately $3.0 million, or 128%, to $5.4 million.

Cost of revenue

Cost of revenue increased $1.0 million, or 27%, for the three months ended March 31, 2015 compared to the same period in 2014. The increase was primarily due to an increase in variable costs that are directly related to the increase in the number of GEC and cytology samples processed, offset in part by continuing refinements in our testing process and economies of scale related to the increase in samples processed. GECs processed increased by 922, or 30%, to 4,020 in the three months ended March 31, 2015 compared to the same period in 2014. FNAs received increased by 2,942, or 20%, to 17,315 in the same periods.

Research and development

Comparison of the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,		Dollar	%
	2015	2014	Change	Change
	(In thousands)
Research and development expense:
Personnel related expense	$1,425	$1,076	$349	32%
Stock-based compensation expense	253	107	146	136%
Direct R&D expense	615	527	88	17%
Other expense	494	416	78	19%
Total	$2,787	$2,126	$661	31%

Research and development expense increased $0.7 million, or 31%, for the three months ended March 31, 2015 compared to the same period in 2014. The increase in personnel related expense was primarily due to a 35% increase in headcount at March 31, 2015 as compared to March 31, 2014. The increase in stock-based compensation expense reflects option grants to new and existing employees. The increase in direct R&D expense was primarily due to the timing of genome sequencing expenses and other laboratory expenses.

Selling and marketing

Comparison of the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,		Dollar	%
	2015	2014	Change	Change
	(In thousands)
Selling and marketing expense:
Genzyme co-promotion expense, net	$1,210	$2,151	$(941)	-44%
Personnel related expense	2,665	1,485	1,180	79%
Stock-based compensation expense	269	93	176	189%
Direct marketing expense	693	213	480	225%
Other expense	783	394	389	99%
Total	$5,620	$4,336	$1,284	30%

Selling and marketing expense increased $1.3 million, or 30%, for the three months ended March 31, 2015 compared to the same period in 2014. The decrease in Genzyme co-promotion expense, net, reflects a reduction in the co-promotion percentage rate payable to Genzyme in the first quarter of 2015 as compared to the first quarter of 2014 under the Amended Co-promotion Agreement with Genzyme, partially offset by growth in cash collections. The increase in personnel related expense was primarily due to a 40% increase in headcount of our sales force at March 31, 2015 as compared to March 31, 2014. The increase in stock-based compensation expense reflects option grants to new and existing employees. The increase in direct marketing expense was due primarily to increased marketing and promotional materials and market research for Afirma and Percepta. The increase in other expense was primarily due to an increase in information technology and facilities expenses that were related to sales and marketing activities and increased consulting expenses.

In November 2014, we amended the co-promotion agreement with Genzyme. As a result of this amendment, we expect our selling and marketing expenses for Afirma to remain relatively flat during 2015. While we expect that our personnel costs will increase as we take on more sales and marketing responsibilities related to Afirma, we expect these increases will be offset by the lower rate we are required to pay Genzyme under the agreement beginning in January 2015. In 2015, we have begun to incur selling and marketing expenses as a result of investments in our lung product portfolio. Therefore, we believe total selling and marketing expenses will continue to increase in 2015.

General and administrative

Comparison of the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,		Dollar	%
	2015	2014	Change	Change
	(In thousands)
General and administrative expense:
Personnel related expense	$2,550	$1,917	$633	33%
Stock-based compensation expense	684	283	401	142%
Professional fees expense	1,697	1,172	525	45%
Rent and other facilities expense	407	364	43	12%
Other expense	460	246	214	87%
Total	$5,798	$3,982	$1,816	46%

General and administrative expense increased $1.8 million, or 46%, for the three months ended March 31, 2015 compared to the same period in 2014. The increase in personnel related expense was primarily due to a 19% increase in headcount at March 31, 2015 as compared to March 31, 2014. The increase in stock-based compensation expense was primarily due to option grants to new and existing employees. The increase in professional fees includes higher audit, legal and other corporate expenses including insurance. The increase in other expense was due primarily to an increase in consulting expense of approximately $0.5 million, partially offset by decreases in information technology and facilities allocations as a result of increased headcount in other functions.

Interest expense

Interest expense decreased $22,000 for the three months ended March 31, 2015 compared to the same period in 2014 reflecting the debt modification under the amended loan and security agreement entered into in December 2014.

Other income, net

Other income, net, increased $20,000 for the three months ended March 31 2015 compared to the same period in 2014 primarily due to interest income received from payers and lower amortization of debt issuance costs.

Liquidity and Capital Resources

We have incurred net losses since our inception. For the three months ended March 31, 2015 and the year ended December 31, 2014, we had a net loss of $7.6 million and $29.4 million, respectively, and we expect to incur additional losses in 2015 and in future years. As of March 31, 2015, we had an accumulated deficit of $122.6 million. We may never achieve revenue sufficient to offset our expenses.

In April 2015, we issued and sold 4,907,975 shares of our common stock in a private placement, at a price of $8.15 per share.  We received approximately $37.3 million in net proceeds, after deducting expenses payable by us of approximately $2.7 million.

We believe our existing cash and cash equivalents of $25.8 million as of March 31, 2015, our revenue from the sale of Afirma during the next 12 months, and the net proceeds from the sale of our common stock in April 2015 will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

From inception through March 31, 2015, we have received $154.1 million in net proceeds from various sources to finance our operations, including net proceeds of $78.6 million from sales of our preferred stock, net proceeds of $59.2 million from our IPO, $10.0 million from the Genzyme co-promotion agreement, net borrowings of $4.9 million under our loan and security agreement, and $1.4 million from the exercise of stock options.

In June 2013, we entered into a loan and security agreement, the Original Loan, with a financial institution. The Original Loan provided for term loans of up to $10.0 million in aggregate. We drew down $5.0 million in funds under the agreement in June 2013, and did not draw the remaining $5.0 million on or before the expiration date of March 31, 2014. We were required to repay the outstanding principal in 30 equal installments beginning 18 months after the date of the borrowing, and the loan was due in full in June 2017. The Original Loan had an interest rate of 6.06% per annum, carried prepayment penalties of 2.25% and 1.50% for prepayment within one and two years, respectively, and 0.75% thereafter.

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

Under the Amended Loan, we are required to repay the outstanding principal in 24 equal installments beginning 24 months after the date of the borrowing, and the loan is due in full in December 2018. The first tranche of the Amended Loan bears interest at a rate of 5.00% per annum and the obligation includes an end-of-term payment of $237,500, representing 4.75% of the total outstanding principle balance, which accretes over the life of the loan as interest expense. The Amended Loan carries prepayment penalties of 2.00% and 1.00% for prepayment within one and two years, respectively, and no prepayment penalty thereafter. In connection with the Amended Loan, we paid approximately $45,000 in third-party fees. As a result of the debt discount and the end-of-term payment, the effective interest rate for the loan differs from the contractual rate.

Loans drawn under the Original Loan and the Amended Loan were used for working capital and general corporate purposes. Our obligations under the Amended Loan are secured by a security interest on substantially all of our assets, excluding our intellectual property and certain other assets. The Amended Loan contains customary conditions related to borrowing, events of default, and covenants, including covenants limiting our ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions. The Amended Loan also allows the lender to call the debt in the event there is a material adverse change in our business or financial condition. We are required to be in compliance with a minimum liquidity or minimum revenue covenant. As of March 31, 2015, we were in compliance with the financial covenants.

In September 2014, we acquired Allegro Diagnostics Corp., or Allegro, to accelerate our entry into pulmonology, or second planned clinical area. Allegro was focused on the development of genomic tests to improve the preoperative diagnosis of lung cancer. In conjunction with the acquisition, we issued 964,377 shares of our common stock, paid $2.7 million in cash, settled in cash outstanding indebtedness of Allegro totaling $4.3 million, and paid severance and bonus to Allegro personnel of $1.2 million.

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

The following table summarizes our cash flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash used in operating activities	$(8,867)	$(6,757)
Cash used in investing activities	(441)	(124)
Cash provided by (used in) financing activities	92	(102)

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2015 was $8.9 million. The net loss of $7.6 million includes non-cash charges of $0.5 million in amortization of the deferred fee received from Genzyme, offset primarily by $1.2 million of stock-based compensation expense and $0.4 million of depreciation and amortization. The increase in net operating assets of $2.4 million was primarily due to a $2.9 million decrease in accounts payable and accrued liabilities resulting from the timing of payments, especially payments to Genzyme, offset by a $0.5 million decrease in accounts receivable.

Cash used in operating activities for the three months ended March 31, 2014 was $6.8 million. The net loss of $6.7 million included non-cash charges of $0.6 million in amortization of the deferred fee received from Genzyme, offset primarily by $0.5 million of stock-based compensation expense and $0.3 million of depreciation and amortization. The increase in net operating assets of $0.3 million was primarily due to a $0.5 million decrease in accounts payable and accrued liabilities resulting from the timing of payments, offset by a $0.2 million net decrease in supplies inventory, prepaid expenses and accounts receivable.

Cash Flows from Investing Activities

Cash used in investing activities was primarily related to the acquisition of property and equipment of $0.5 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. Additionally, in March 2015 we paid approximately $0.1 million of cash which had been reserved to cover liabilities associated with the acquisition of Allegro.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2015 of $0.1 million consisted of cash we received from the exercise of options to purchase our common stock. Cash used in financing activities for the three months ended March 31, 2014 of $0.1 million consisted of IPO-related disbursements.

Contractual Obligations

During the three months ended March 31, 2015, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2014.

On April 29, 2015, we signed a non-cancelable lease agreement for approximately 59,000 square feet to serve as our South San Francisco headquarters and laboratory facilities. The lease begins in June 2015 and ends in March 2026 and contains extension of lease term and expansion options. Upon signing the lease, we provided $603,000 in the form of a letter of credit held as security for the lease. The current lease for our South San Francisco headquarters and laboratory facilities expires on March 31, 2016. The following table summarizes the rent payment obligations under our non-cancelable operating leases as of March 31, 2015, including the lease signed in April 2015 (in thousands):

April through December 31, 2015	$750
2016 - 2017	3,964
2018 - 2019	4,128
Thereafter	14,038
Total	$22,880

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for us in the first quarter of fiscal 2017. In April 2015, the FASB voted to issue a proposal which would defer the adoption of this standard update until the first quarter of fiscal 2018. We have not yet selected a transition method and are currently evaluating the effect that the updated standard may have on our consolidated financial statements.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $25.8 million as of March 31, 2015 which consisted of bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited interim condensed consolidated financial statements.

Item 4.         Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1A.  Risk Factors

Risks Related to Our Business

We are an early-stage company with a history of losses, and we expect to incur net losses for the foreseeable future and may never achieve or sustain profitability.

We have incurred net losses since our inception. For the three months ended March 31, 2015 and the year ended December 31, 2014, we had a net loss of $7.6 million and $29.4 million, respectively, and we expect to incur additional losses in 2015 and in future years. As of March 31, 2015, we had an accumulated deficit of $122.6 million. We may never achieve revenue sufficient to offset our expenses. Over the next several years, we expect to continue to devote substantially all of our resources to increase adoption of, and reimbursement for, Afirma, as well as our lung cancer test, Percepta, which we launched in April 2015, as well as the development of additional tests we plan to commercialize, including our test for Idiopathic Pulmonary Fibrosis, or IPF. We may never achieve or sustain profitability, and our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

Our financial results depend solely on sales of Afirma, and we will need to generate sufficient revenue from this and other diagnostic solutions to grow our business.

All of our revenues have been derived from the sale of Afirma, which we commercially launched in January 2011. For the foreseeable future, we expect to derive substantially all of our revenue from sales of Afirma. We launched our first product in pulmonology for lung cancer, Percepta, in April 2015, and our efforts may not be successful. In addition, we are in various stages of research and development for other diagnostic solutions that we may offer, but there can be no assurance that we will be able to identify other diseases that can be effectively addressed with our molecular cytology platform or, if we are able to identify such diseases, whether or when we will be able to successfully commercialize these solutions. If we are unable to increase sales and expand reimbursement for Afirma, or successfully commercialize Percepta and develop and commercialize other solutions, our revenue and our ability to achieve and sustain profitability would be impaired, and the market price of our common stock could decline.

We depend on a few payers for a significant portion of our revenue and if one or more significant payers stops providing reimbursement or decreases the amount of reimbursement for our tests, our revenue could decline.

Revenue for tests performed on patients covered by Medicare, Aetna, Cigna and UnitedHealthcare was 24%, 9%, 15% and 14%, respectively, of our revenue for the three months ended March 31, 2015, compared with 29%, 10%, 4% and 17%, respectively, in the three months ended March 31, 2014. The percentage of our revenue derived from significant payers is expected to fluctuate from period to period as our revenue increases, as additional payers provide reimbursement for our tests or if one or more payers were to stop reimbursing for our tests. Effective January 2012, Palmetto GBA, the regional Medicare administrative contractor, or MAC, that handled claims processing for Medicare services with jurisdiction at that time, issued coverage and payment determinations for the GEC. On a five-year rotational basis, Medicare requests bids for its regional MAC services. Any future changes, in the MAC processing or coding for Medicare claims for the Afirma GEC could result in a change in the coverage or reimbursement rates for such products, or the loss of coverage.

In late 2014, we entered into contracts with Cigna and UnitedHealthcare that establish in-network allowable rates of reimbursement for our tests. However, payers may suspend or discontinue reimbursement at any time, may require or increase co-payments from patients, or may reduce the reimbursement rates paid to us. Any such actions could have a negative effect on our revenue.

If payers do not provide reimbursement, rescind or modify their reimbursement policies, delay payments for our tests, recoup past payments, or if we are unable to successfully negotiate additional reimbursement contracts, our commercial success could be compromised.

Physicians may not order our tests unless payers reimburse a substantial portion of the test price. There is significant uncertainty concerning third-party reimbursement of any test incorporating new technology, including the Afirma GEC and Malignancy Classifiers as well as Percepta, which we launched in April 2015. Reimbursement by a payer may depend on a number of factors, including a payer’s determination that these tests are:

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

We do not have a contracted rate of reimbursement with most payers. Without a contracted rate for reimbursement, our claims are often denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. In cases where there is not a contracted rate for reimbursement, there is typically a greater patient co-insurance or co-payment requirement which may result in further delay or decreased likelihood of collection. Payers may attempt to recoup prior payments after review, sometimes after significant time has passed, which would impact future revenue.

We expect to continue to focus substantial resources on increasing adoption of and coverage and reimbursement for Afirma. We believe it may take several years to achieve coverage and contracted reimbursement with a majority of third-party payers. However, we cannot predict whether, under what circumstances, or at what payment levels payers will reimburse for our test. In addition, the Afirma Malignancy Classifiers, launched in May 2014, and Percepta, launched in April 2015, and any other new products we may develop in the future may require that we expend substantial time and resources in order to obtain reimbursement. Our failure to establish broad adoption of and reimbursement for our products, or our inability to maintain existing reimbursement from payers, will negatively impact our ability to generate revenue and achieve profitability, as well as our future prospects and our business.

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

On February 13, 2015, we entered into an Ex-U.S. Co-promotion Agreement with Genzyme for the promotion of the Afirma GEC test with exclusivity in five countries outside the United States initially and in other countries agreed to from time to time. The term of the agreement is January 1, 2015 and continues until December 31, 2019, with extension of the agreement possible upon agreement of the parties.  Country-specific terms have been established under this agreement for Brazil and Singapore and a right of first negotiation has been established for Canada, the Netherlands and Italy. We will pay Genzyme 25% of net revenue from the sale of the Afirma GEC test in Brazil and Singapore over a five-year period commencing January 1, 2015. Beginning in the fourth year of the agreement, if we terminate the agreement for convenience, we may be required to pay a termination fee contingent on the number of GEC billable results generated. If Genzyme does not commit the necessary resources to market and sell the Afirma GEC test outside the United States to the level of our expectations, or if they terminate the agreement, we may not realize the benefits of this relationship and our ability to generate revenue in the future may be harmed.

Due to how we recognize revenue, our quarterly operating results are likely to fluctuate.

We recognize a large portion of our revenue upon the earlier of receipt of third-party payer notification of payment or when cash is received. We have little visibility as to when we will receive payment for our diagnostic test, and we must appeal negative payment decisions, which delays collections. For tests performed where we have an agreed upon reimbursement rate or we are able to make a reasonable estimate of reimbursement at the time delivery is complete, such as in the case of Medicare and certain other payers, we recognize the related revenue upon delivery of a patient report to the prescribing physician based on the established billing rate less contractual and other adjustments to arrive at the amount that we expect to collect. We determine the amount we expect to collect based on a per payer, per contract or agreement basis. In the first period in which revenue is accrued for a particular payer, there generally is a one-time increase in revenue. In situations where we are not able to make a reasonable estimate of reimbursement, we recognize revenue upon the earlier of receipt of third-party notification of payment or when cash is received. Upon ultimate collection, the amount received from Medicare and other payers where reimbursement was estimated is compared to previous estimates and the contractual allowance is adjusted accordingly. These factors will likely result in fluctuations in our quarterly revenue. Should we recognize revenue from payers on an accrual basis and later determine the judgments underlying estimated reimbursement change, or were incorrect at the time we accrued such revenue, our financial results could be negatively impacted in future quarters. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. In addition, these fluctuations in revenue may make it difficult for us, research analysts and investors to accurately forecast our revenue and operating results. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.

We rely on sole suppliers for some of the reagents, equipment, chips and other materials used to perform our tests, and we may not be able to find replacements or transition to alternative suppliers.

We rely on sole suppliers, such as NuGEN Technologies, Inc., Affymetrix, Inc. and Thermo Fischer Scientific, Inc., for critical supply of reagents, equipment, chips and other materials that we use to perform our tests. We also purchase components used in our collection kits from sole- source suppliers. Some of these items are unique to these suppliers and vendors. In addition, we utilize a sole source to assemble and distribute our sample collection kits. While we have developed alternate sourcing strategies for these materials and vendors, we cannot be certain whether these strategies will be effective or the alternative sources will be available when we need them. If these suppliers can no longer provide us with the materials we need to perform the tests and for our collection kits, if the materials do not meet our quality specifications, or if we cannot obtain acceptable substitute materials, an interruption in test processing could occur and we may not be able to deliver patient reports. Any such interruption may significantly affect our future revenue, cause us to incur higher costs, and harm our customer relations and reputation. In addition, in order to mitigate these risks, we maintain inventories of these supplies at higher levels than would be the case if multiple sources of supply were available. If our test volume decreases, we may hold excess inventory with expiration dates that occur before use which would adversely affect our losses and cash flow position.

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

Clinical laboratory tests like our tests are regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, as well as by applicable state laws. Most laboratory developed tests, or LDTs, are not currently subject to FDA regulation, although reagents, instruments, software or components provided by third parties and used to perform LDTs may be subject to regulation. Although the FDA has never defined what qualifies as an LDT, we believe that Afirma and Percepta are LDTs. FDA currently exercises its enforcement discretion for LDTs. In October 2014, the FDA published draft guidance documents describing the framework by which they might regulate LDTs. The framework is similar to the guidance they issued previously. There is no timeframe in which the FDA must issue final guidance documents.

If the FDA requires us to seek clearance or approval to offer our existing tests or any of our future products for clinical use, we may not be able to obtain such approvals on a timely basis, or at all. If premarket review is required, our business could be negatively impacted if we are required to stop selling our products pending their clearance or approval or the launch of any new products that we develop could be delayed by new requirements. The cost of conducting clinical trials and otherwise developing data and information to support premarket applications may be significant. In addition, future regulation by the FDA could subject our business to further regulatory risks and costs. Failure to comply with applicable regulatory requirements of the FDA could result in enforcement action, including receiving untitled or warning letters, fines, injunctions, or civil or criminal penalties. In addition, we could be subject to a recall or seizure of current or future products, operating restrictions, partial suspension or total shutdown of production. Any such enforcement action would have a material adverse effect on our business, financial condition and operations. In addition, our sample collection containers are classified as Class I medical devices and are listed with the FDA. If the FDA were to determine that they are a Class II medical devices, we would be required to file 510(k) applications and obtain FDA clearance to use the containers, which could be time consuming and expensive.

Some of the materials we use for Afirma and Percepta and that we may use for future products are labeled for research use only. In November 2013, the FDA finalized guidance regarding the sale and use of products labeled for research or investigational use only. Among other things, the guidance advises that the FDA continues to be concerned about distribution of research- investigational-use only products intended for clinical diagnostic use and that the manufacturer’s objective intent for the product’s intended use will be determined by examining the totality of circumstances, including advertising, instructions for clinical interpretation, presentations that describe clinical use, and specialized technical support, surrounding the distribution of the product in question. The FDA has advised that if evidence demonstrates that a product is inappropriately labeled for research or investigational use only, the device would be misbranded and adulterated within the meaning of the Federal Food, Drug and Cosmetic Act. Some of the reagents, instruments, software or components obtained by us from suppliers for use in our products are currently labeled as research-use only products. If the FDA were to undertake enforcement actions, some of our suppliers may cease selling research-use only products to us, and any failure to obtain an acceptable substitute could significantly and adversely affect our business, financial condition and results of operations, including increasing the cost of testing or delaying, limiting or prohibiting the purchase of reagents, instruments, software or components necessary to perform testing.

If we are unable to compete successfully, we may be unable to increase or sustain our revenue or achieve profitability.

Our principal competition for our tests comes from traditional methods used by physicians to diagnose and manage patient care decisions. For example, with Afirma, practice guidelines in the United States have historically recommended that patients with indeterminate diagnoses from cytopathology results be considered for surgery to remove all or part of the thyroid to rule out cancer. This practice has been the standard of care in the United States for many years, and we need to educate physicians about the benefits of Afirma to change clinical practice. The same will be true for our lung cancer test.

We also face competition from commercial laboratories, such as Laboratory Corporation of America Holdings, Quest Diagnostics Incorporated and Sonic Healthcare USA with strong infrastructure to support the commercialization of diagnostic services. We face potential competition from companies such as Illumina, Inc. and Thermo Fisher Scientific Inc., both of which have announced their intention to enter the clinical diagnostics market. Other potential competitors include companies that develop diagnostic products, such as Roche Diagnostics, a division of Roche Holding Ltd, Siemens AG and Qiagen N.V. We also face competition from companies and academic institutions that use next generation sequencing technology or other methods to measure mutational markers such as BRAF and KRAS along with numerous other mutations. In the future, we may also face competition from companies such as Rosetta Genomics Ltd., Integrated Diagnostics, Inc. and others who are developing new products or technologies that may compete with our tests.

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

In addition, our research and development programs and commercial laboratory operations depend on our ability to attract and retain highly skilled scientists. We may not be able to attract or retain qualified scientists and technicians in the future due to the intense competition for qualified personnel among life science businesses, particularly in the San Francisco Bay Area. Our success in the development and commercialization of advanced diagnostics requires a significant medical and clinical staff to conduct studies and educate physicians and payers on the merits of our tests in order to achieve adoption and reimbursement. We are in a highly competitive industry to attract and retain this talent. As a public company located in the San Francisco Bay Area, we face intense competition for highly skilled finance and accounting personnel. If we are unable to attract and retain finance and accounting personnel experienced in public company financial reporting, we risk being unable to close our books and file our public documents on a timely basis. Additionally, our success depends on our ability to attract and retain qualified sales people. During 2014, we significantly expanded our sales force for Afirma. There can be no assurance that they will be successful in maintaining and growing the business. As we plan to further increase our sales channels for new tests such as Percepta, we may have difficulties locating and recruiting additional sales personnel or retaining qualified salespeople, which could cause a delay or decline in the rate of adoption of our tests. Finally, our business requires specialized capabilities in reimbursement, billing, and other areas and there may be a shortage of qualified individuals. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to support our research and development, clinical laboratory, sales and reimbursement, billing and finance efforts. All of our employees are at-will, which means that either we or the employee may terminate their employment at any time. We do not carry key man insurance for any of our employees.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

In addition to the need to scale our testing capacity, future growth, including our transition to a multi-product company with international operations, will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees with the necessary skills to support the growing complexities of our business. In addition, rapid and significant growth may place strain on our administrative, financial and operational infrastructure. Our ability to manage our business and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We have implemented an internally developed data warehouse, which is critical to our ability to track our diagnostic services and patient reports delivered to physicians, as well as to support our financial reporting systems. The time and resources required to optimize these systems is uncertain, and failure to complete optimization in a timely and efficient manner could adversely affect our operations. Additionally, growth requires us to expand and move our South San Francisco operations, and we have leased a new facility beginning in June 2015. The move to the new laboratory facility could require us to re-certify our laboratory in South San Francisco. This move of our offices and laboratory could disrupt our business and will require the investment of resources. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.

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

•                  differences in coverage and in information and billing requirements among payers, including the need for prior authorization;

•                  the effect of patient co-payments or co-insurance;

•                  changes to billing codes used for our tests;

•                  incorrect or missing billing information; and

•                  the resources required to manage the billing and claims appeals process.

Standard industry billing codes, known as CPT codes, that we use to bill for cytopathology do not exist for our proprietary molecular diagnostic tests. Therefore, until such time that we are awarded and are able to use a designated CPT code specific to our tests, we use “miscellaneous” codes for claim submissions. These codes can change over time. When codes change, there is a risk of an error being made in the claim adjudication process. These errors can occur with claims submission, third-party transmission or in the processing of the claim by the payer. Claim adjudication errors may result in a delay in payment processing or a reduction in the amount of the payment received. Coding changes, therefore, may have an adverse effect on our revenues. Even when we receive a designated CPT code specific to our tests, there can be no assurance that payers will recognize these codes in a timely manner or that the process to transitioning to such a code will not result in errors or delays in payments. A specific CPT code for the GEC was published by the American Medical Association in early 2015. The code must become effective by January 1, 2016. There can be no assurance that we or our customers which bill will not face issues as the new code is utilized, which could have an adverse effect on our collection rates, revenue, and cost of collecting.

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

We have enhancements to our current Afirma offering and other diagnostic solutions under development that will require us to devote considerable resources to research and development. There can be no assurance that we will be able to identify other diseases that can be effectively addressed with our molecular cytology platform. In addition, if we identify such diseases, we may not be able to develop products with the diagnostic accuracy necessary to be clinically useful and commercially successful. We may face challenges obtaining sufficient numbers of samples to validate a genomic signature for a molecular diagnostic product. We have recently launched the Percepta test and are in the process of developing a test for interstitial lung disease, specifically IPF. Our lung cancer test, Percepta, has been clinically validated in three independent clinical trials including two multi-center, prospective studies, and we have completed analytical verification and studies required to transfer it to our CLIA-certified laboratory. We plan to conduct clinical utility studies this year. Our product for interstitial lung diseases may not be fully developed and introduced as planned in 2016.

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

We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations mandate specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management and quality assurance. CLIA certification is also required in order for us to be eligible to bill state and federal healthcare programs, as well as many private third-party payers. To renew these certifications, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratories. If we relocate either of our facilities, we could be required to undergo certification at our new facility in order to offer our tests.

We are also required to maintain state licenses to conduct testing in our laboratories. California, New York, Texas, among other states’ laws, require that we maintain a license and establish standards for the day-to-day operation of our clinical reference laboratories, including the training and skills required of personnel and quality control matters. In addition, both of our clinical reference laboratories are required to be licensed on a test-specific basis by New York State. We have received approval for the Afirma tests we currently offer, but will need to obtain approval for Percepta and any tests we may offer in the future. New York law also mandates proficiency testing for laboratories licensed under New York state law, regardless of whether such laboratories are located in New York. Several other states require that we hold licenses to test samples from patients in those states. Other states may have similar requirements or may adopt similar requirements in the future. If we were to lose our CLIA certificate or California license for our South San Francisco laboratory, whether as a result of revocation, suspension or limitation, we would no longer be able to perform the GEC, which would eliminate our primary source of revenue and harm our business. If we were to lose our CLIA certificate for our Austin laboratory, we would need to move the receipt and storage of FNAs, as well as the slide preparation for cytopathology, to South San Francisco, which could result in a delay in processing tests during that transition and increased costs. If we were to lose our licenses issued by New York or by other states where we are required to hold licenses, we would not be able to test specimens from those states. New tests we may develop may be subject to new approvals by regulatory bodies such as New York State, and we may not be able to offer our new tests until such approvals are received.

Finally, we may be subject to regulation in foreign jurisdictions as we pursue offering our tests internationally. Other limitations, such as prohibitions on the import of tissue necessary for us to perform our tests or restrictions on the export of tissue imposed by countries outside of the United States may constrain our ability to offer tests internationally in the future.

Changes in healthcare policy, including legislation reforming the U.S. healthcare system, may have a material adverse effect on our financial condition and operations.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively the PPACA, enacted in March 2010, makes changes that are expected to significantly affect the pharmaceutical and medical device industries and clinical laboratories. Beginning in 2013, each medical device manufacturer must pay a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices that are listed with the FDA. The FDA has asserted that clinical laboratory tests such as Afirma are medical devices. However, consistent with the FDA’s policy of exercising enforcement discretion for LDTs, Afirma is not currently listed as a medical device with the FDA. We cannot assure you that the tax will not be extended to services such as ours in the future if Afirma or our other tests were to be regulated as a device. The PPACA also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule, or CLFS, of 1.75% for the years 2011 through 2015 and a productivity adjustment to the CLFS which affects our cytopathology billings.

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

PAMA also requires CMS to issue unique Health Care Common Procedure Coding System, or HCPCS code to advanced diagnostic laboratory tests by January 1, 2016 for tests that were paid under the Medicare program prior to passage of the Act. In March 2015, we were issued a unique Tier1 CPT code that could impact reimbursement of the Afirma GEC in the future. Under PAMA, new advanced diagnostic laboratory tests paid by Medicare after the date of passage of PAMA will also receive unique HCPCS codes impacting private payer reimbursement of future tests we may commercialize.

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

Some patients may decide not to use our tests because of price, all or part of which may be payable directly by the patient if the patient’s insurer denies reimbursement in full or in part. There is a growing trend among insurers to shift more of the cost of healthcare to patients in the form of higher co-payments or premiums, and this trend is accelerating which puts patients in the position of having to pay more for our tests. Implementation of provisions of the PPACA has also resulted in increases in premiums and reductions in coverage for some patients. If the U.S. Supreme Court finds parts of PPACA to be unconstitutional, patients may be unable to afford our tests due to changes in their insurance coverage. These events may result in patients delaying or forgoing medical checkups or treatment due to their inability to pay for our tests, which could have an adverse effect on our revenue.

Complying with numerous statutes and regulations pertaining to our business is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

Our operations are subject to other extensive federal, state, local, and foreign laws and regulations, all of which are subject to change. These laws and regulations currently include, among others:

•                  the Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which established comprehensive federal standards with respect to the privacy and security of protected health information and requirements for the use of certain standardized electronic transactions, and amendments made in 2013 to HIPAA under the Health Information Technology for Economic and Clinical Health Act (“HITECH”), which strengthen and expand HIPAA privacy and security compliance requirements, increase penalties for violators, extend enforcement authority to state attorneys general, and impose requirements for breach notification;

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

•                  state laws that prohibit other specified practices related to billing such as billing physicians for testing that they order, waiving co-insurance, co-payments, deductibles, and other amounts owed by patients, and billing a state Medicaid program at a price that is higher than what is charged to other payers; and

•                  the Foreign Corrupt Practices Act of 1977, and other similar laws, which apply to our international activities.

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

The marketing, sale and use of our current or future tests could lead to product liability claims if someone were to allege that the tests failed to perform as they were designed. We may also be subject to liability for errors in the results we provide to physicians or for a misunderstanding of, or inappropriate reliance upon, the information we provide. Our Afirma GEC is performed on FNA samples that are diagnosed as indeterminate by standard cytopathology review. We report results as benign or suspicious to the prescribing physician. Under certain circumstances, we might report a result as benign that later proves to have been malignant. This could be the result of the physician having poor nodule sampling in collecting the FNA, performing the FNA on a different nodule than the one that is malignant or failure of the GEC to perform as intended. We may also be subject to similar types of claims related to our Afirma Malignancy Classifiers and Percepta, which may classify a patient as low risk for lung cancer who is later found to have a malignancy, as well as tests we may develop in the future. A product liability or errors and omissions liability claim could result in substantial damages and be costly and time consuming for us to defend. Although we maintain product liability and errors and omissions insurance, we cannot assure you that our insurance would fully protect us from the financial impact of defending against these types of claims or any judgments, fines or settlement costs arising out of any such claims. Any product liability or errors and omissions liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could cause injury to our reputation or cause us to suspend sales of our products and solutions. The occurrence of any of these events could have an adverse effect on our business and results of operations.

If our laboratory in South San Francisco becomes inoperable due to an earthquake or either of our laboratories becomes inoperable for any other reason, we will be unable to perform our testing services and our business will be harmed.

We perform all of the Afirma GEC testing at our laboratory in South San Francisco, California. Our laboratory in Austin, Texas accepts and stores substantially all FNA samples pending transfer to our California laboratory for Afirma GEC processing. We have commenced Percepta testing in our South San Francisco laboratory as well. The equipment we use to perform our tests would be costly to replace and could require substantial lead time to replace and qualify for use. Either of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding and power outages, which may render it difficult or impossible for us to perform our testing services for some period of time or to receive and store samples. The inability to perform our tests for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

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

We apply for and in-license patents covering our products and technologies and uses thereof, as we deem appropriate, however we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. We have five issued patents which expire between 2029 and 2032 related to methods used in the Afirma diagnostic platform, in addition to seven pending U.S. utility patent applications, three U.S. provisional applications and one PCT application. Some of these U.S. utility patent applications have pending foreign counterparts. We also exclusively licensed intellectual property, including rights to three pending United States utility patent applications in the thyroid space that would expire between 2030 and 2033 once issued, related to methods that are used in the Afirma diagnostic test, some of which have foreign counterparts. In the lung diagnostic space, we exclusively licensed intellectual property rights to 19 pending patent applications and two issued patents in the U.S. and abroad. Patents issuing from the licensed portfolio will expire between 2024 and 2028. In addition, we own four pending patent applications, a PCT application, and a provisional U.S. application related to our Percepta test, as well as a PCT application, a pending U.S. application, and two provisional U.S. applications related to our interstitial lung disease test under development. Any patents granted from the current lung cancer patent applications will expire from 2032 to 2034 and those from the interstitial lung disease patent applications will expire from 2034 to 2036. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. We may not be successful in defending any challenges made against our patents or patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents and increased competition to our business. The outcome of patent litigation can be uncertain and any attempt by us to enforce our patent rights against others may not be successful, or, if successful, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business.

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

We might not have been the first to make the inventions covered by each of our pending patent applications and we might not have been the first to file patent applications for these inventions. To determine the priority of these inventions, we may have to participate in interference proceedings, derivation proceedings, or other post-grant proceedings declared by the U.S. Patent and Trademark Office that could result in substantial cost to us. No assurance can be given that other patent applications will not have priority over our patent applications. In addition, recent changes to the patent laws of the United States allow for various post-grant opposition proceedings that have not been extensively tested, and their outcome is therefore uncertain. Furthermore, if third parties bring these proceedings against our patents, we could experience significant costs and management distraction.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with the annual report for the year ending December 31, 2014, provide a management report on our internal controls on an annual basis. If we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We have only recently compiled the systems, processes and documentation necessary to comply with Section 404 of the Sarbanes-Oxley Act. We will need to maintain and enhance these processes and controls as we grow, and we will require additional management and staff resources to do so. Additionally, even if we conclude our internal controls are effective for a given period, we may in the future identify one or more material weaknesses in our internal controls, in which case our management will be unable to conclude that our internal control over financial reporting is effective. Moreover, when we are no longer an emerging growth company, our independent registered public accounting firm will be required to issue an attestation report on the effectiveness of our internal control over financial reporting. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.

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

•                  fluctuations in our revenue, due in part to the way in which we recognize revenue;

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

As of May 1, 2015, directors and executive officers and their affiliates beneficially owned, in the aggregate, 51% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third-party from acquiring control over us.

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

Item 5.  Other Information

On May 14, 2015, we entered into amended and restated change of control and severance agreements with our executive officers who had an existing change of control and severance agreement — Bonnie Anderson, our President and Chief Executive Officer, Julie Brooks, our General Counsel and Secretary, Shelly Guyer, our Chief Financial Officer, and Christopher Hall, our Chief Operating Officer.  The amendments to the existing agreements are noted in the following description of the agreements.

Each of these agreements has an initial term of four years, which term automatically renews for additional one-year periods unless either party provides written notice of non-renewal at least 60 days prior to the date of automatic renewal and which term extends for one year from a “change of control,” as defined in the agreement, if such change of control occurs within the final 12 months of the initial term or the term as extended through automatic renewal. Pursuant to the agreement, if the named executive officer is terminated by us without “cause” (as defined in the agreement), or terminates his or her employment for “good reason” (as defined in the agreement), each during a period not within two months prior to and ending 12 months following a change of control, or the “change of control period” (as defined in the agreement), he or she is entitled to the following benefits:

Ms. Anderson — (i) 12 months of salary continuation from the termination date, (ii) a lump sum payment equal to her pro-rated annual bonus for performance up to the end of the applicable performance period and (iii) accelerated vesting equal to 50% of any outstanding equity awards along with the extension of the post-termination exercise period of such awards to 24 months after the termination date.

Ms. Brooks, Ms. Guyer and Mr. Hall — six months of salary continuation from the termination date.

If Ms. Anderson is terminated by us without cause, or Ms. Anderson terminates her employment for good reason each during the change of control period, Ms. Anderson is entitled to (i) a lump sum severance payment equal to 24 months of salary from the termination date (increased from 12 months in her original agreement), (ii) a lump sum payment equal to 100% of the higher of her (A) annual target bonus for the year in which the change of control occurs, (B) annual target bonus for the year in which the termination occurs, or (C) actual bonus for the year prior to the year in which the termination occurs and (iii) accelerated vesting equal to 100% of any outstanding equity awards.  Her amended and restated agreement eliminated the provision in her original agreement extending the post-termination exercise period of such awards to 24 months after the termination date.

If Ms. Brooks, Ms. Guyer or Mr. Hall is terminated by us without cause, or Ms. Brooks, Ms. Guyer or Mr. Hall terminates their employment for good reason, each during the change of control period, Ms. Brooks, Ms. Guyer and Mr. Hall are entitled to (i) a lump sum severance payment equal to 12 months of salary from the termination date (increased from six months in Ms. Brooks’, Ms. Guyer’s and Mr. Hall’s original agreements), (ii) a lump sum payment equal to 100% (increased from 50% in Ms. Brooks’, Ms. Guyer’s and Mr. Hall’s original agreements) of the highest of his or her (A) annual target bonus for the year in which the change of control occurs, (B) annual target bonus for the year in which the termination occurs, or (C) actual bonus for the year prior to the year in which the termination occurs and (iii) accelerated vesting equal to 100% of any outstanding equity awards.  Ms. Brooks’, Ms. Guyer’s and Mr. Hall’s amended and restated agreements eliminated the provisions in their original agreements extending the post-termination exercise period of such awards to 18 months after the termination date.

The receipt of the above-described benefits are subject to the named executive officer executing a release of certain claims against us. Further, in either of the above situations the named executive officer will also be reimbursed (or receive payments in lieu of such reimbursements) if he or she elects and pays to continue health insurance under the Consolidated Omnibus Budget Reconciliation Act of 1985, or COBRA, for any premiums paid for continued health benefits for the executive and his or her eligible dependents until the earlier of (i) the end of the salary continuation period after their respective termination date or (ii) the date upon which the executive and his or her eligible dependents become covered under similar plans. The amended and restated agreements extended the benefits continuation periods to the extent the correlative salary continuation periods were extended.

Item 6. Exhibits

Exhibit Number	Description
10.1#*	Amended and Restated Change of Control and Severance Agreement, effective as of May 14, 2015, between Bonnie Anderson and the Registrant.
10.2#*	Amended and Restated Change of Control and Severance Agreement, effective as of May 14, 2015, between Shelly Guyer and the Registrant.
10.3#*	Amended and Restated Change of Control and Severance Agreement, effective as of May 14, 2015, between Christopher Hall and the Registrant.
10.4#*	Amended and Restated Change of Control and Severance Agreement, effective as of May 14, 2015, between Julie Brooks and the Registrant.
31.1*	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2*	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
32.2**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

# Indicates management contract or compensatory plan or arrangement

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

Date: May 15, 2015

VERACYTE, INC.

	By:	/s/ Shelly D. Guyer
Shelly D. Guyer
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Number	Description
10.1#*	Amended and Restated Change of Control and Severance Agreement, effective as of May 14, 2015, between Bonnie Anderson and the Registrant.
10.2#*	Amended and Restated Change of Control and Severance Agreement, effective as of May 14, 2015, between Shelly Guyer and the Registrant.
10.3#*	Amended and Restated Change of Control and Severance Agreement, effective as of May 14, 2015, between Christopher Hall and the Registrant.
10.4#*	Amended and Restated Change of Control and Severance Agreement, effective as of May 14, 2015, between Julie Brooks and the Registrant.
31.1*	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2*	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
32.2**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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