Form 10-Q
period 2015-06-30
VERACYTE, INC.
filed 2015-08-13
CIK 1384101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 3, 2015, there were 27,664,118 shares of common stock, par value $0.001 per share, outstanding.

VERACYTE, INC.

i

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

VERACYTE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Derived from audited financial statements)
Assets
Current assets:
Cash and cash equivalents	$51,045	$35,014
Accounts receivable, net of allowance of $92 and $84 as of June 30, 2015 and December 31, 2014	3,586	3,050
Supplies inventory	3,976	3,696
Prepaid expenses and other current assets	1,735	1,218
Deferred tax asset	254	300
Restricted cash	118	70
Total current assets	60,714	43,348
Property and equipment, net	4,211	4,161
Finite-lived intangible assets, net	15,733	—
Indefinite-lived intangible assets: in-process research and development	—	16,000
Goodwill	1,057	1,057
Restricted cash	603	118
Other assets	185	155
Total assets	$82,503	$64,839
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,688	$7,397
Accrued liabilities	7,217	7,851
Deferred Genzyme co-promotion fee	1,897	1,897
Total current liabilities	11,802	17,145
Long-term debt	4,975	4,923
Deferred tax liability	254	300
Deferred rent, net of current portion	384	149
Deferred Genzyme co-promotion fee, net of current portion	—	948
Total liabilities	17,415	23,465
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 27,595,971 and 22,523,529 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	27	23
Additional paid-in capital	196,829	156,373
Accumulated deficit	(131,768)	(115,022)
Total stockholders’ equity	65,088	41,374
Total liabilities and stockholders’ equity	$82,503	$64,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$11,908	$8,677	$23,126	$16,153
Operating expenses:
Cost of revenue	5,139	3,966	9,705	7,573
Research and development	3,103	2,243	5,890	4,369
Selling and marketing	6,937	5,101	12,557	9,437
General and administrative	5,536	3,928	11,334	7,910
Intangible asset amortization	267	—	267	—
Total operating expenses	20,982	15,238	39,753	29,289
Loss from operations	(9,074)	(6,561)	(16,627)	(13,136)
Interest expense	(90)	(113)	(177)	(224)
Other income, net	28	19	58	31
Net loss and comprehensive loss	$(9,136)	$(6,655)	$(16,746)	$(13,329)
Net loss per common share, basic and diluted	$(0.35)	$(0.31)	$(0.69)	$(0.63)
Shares used to compute net loss per common share, basic and diluted	26,048,934	21,237,196	24,304,022	21,193,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(16,746)	$(13,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	996	541
Bad debt expense	54	39
Genzyme co-promotion fee amortization	(949)	(1,250)
Stock-based compensation	2,712	1,367
Amortization of debt discount and issuance costs	23	54
Interest on debt balloon payment	39	40
Changes in operating assets and liabilities:
Accounts receivable	(589)	(326)
Supplies inventory	(279)	(733)
Prepaid expenses and other current assets	(349)	93
Other assets	(39)	(11)
Accounts payable	(4,637)	3,377
Accrued liabilities and deferred rent	(569)	(2,526)
Net cash used in operating activities	(20,333)	(12,664)
Investing activities
Purchases of property and equipment	(852)	(904)
Change in restricted cash	(533)	—
Net cash used in investing activities	(1,385)	(904)
Financing activities
Proceeds from issuance of common stock in a private placement, net of costs	37,258	—
Commissions and issuance costs relating to the initial public offering	—	(129)
Proceeds from the exercise of common stock options	491	475
Net cash provided by financing activities	37,749	346
Net increase (decrease) in cash and cash equivalents	16,031	(13,222)
Cash and cash equivalents at beginning of period	35,014	71,220
Cash and cash equivalents at end of period	$51,045	$57,998

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

In April 2015, the Company received $37.3 million in net proceeds from the sale of its common stock in a private placement. See Note 7.

The Company’s operations are based in South San Francisco, California and Austin, Texas, and it operates in one segment in the United States.

Basis of Presentation

The accompanying interim period condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of June 30, 2015, the condensed consolidated statements of operations and comprehensive loss and the condensed consolidated statements of cash flows for the three and six months ended June 30, 2015 and 2014, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2014 has been derived from audited financial statements. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results expected for the full fiscal year or any other period.

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

Several of the components of the Company’s sample collection kit and test reagents are obtained from single-source suppliers. If these single-source suppliers fail to satisfy the Company’s requirements on a timely basis, it could suffer delays in being able to deliver its diagnostic solutions, a possible loss of revenue, or incur higher costs, any of which could adversely affect its operating results.

The Company is also subject to credit risk from its accounts receivable related to its sales of Afirma. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral.

Through June 30, 2015, all of the Company’s revenues have been derived from the sale of Afirma. To date, Afirma has been delivered primarily to physicians in the United States. The Company’s third-party payers in excess of 10% of revenue and their related revenue as a percentage of revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Medicare	28%	27%	26%	28%
Aetna	9%	12%	9%	11%
UnitedHealthcare	14%	16%	14%	16%
	51%	55%	49%	55%

As the number of payers reimbursing for Afirma increases, the percentage of revenue derived from Medicare and other significant third-party payers has changed and will continue to change as a percentage of revenue.

The Company’s significant third-party payers and their related accounts receivable balance at June 30, 2015 and December 31, 2014 as a percentage of total accounts receivable are as follows:

	June 30,	December 31,
	2015	2014

Medicare	30%	64%
Aetna	25%	12%
UnitedHealthcare	28%	14%

No other third-party payer represented more than 10% of the Company’s accounts receivable balances at those dates.

Cash Equivalents

Cash equivalents consist of amounts invested in a money market account primarily consisting of U.S. Treasury reserves.

Restricted Cash

The Company had deposits of $118,000 as of June 30, 2015 and December 31, 2014, restricted from withdrawal and held by a bank in the form of collateral for irrevocable standby letters of credit totaling $118,000 held as security for the lease of the Company’s headquarters and laboratory facilities in South San Francisco that expires March 31, 2016. This restricted cash is included in current assets as of June 30, 2015 and in long-term assets as of December 31, 2014 on the Company’s condensed consolidated balance sheets.  The Company also had deposits of $603,000 included in long-term assets as of June 30, 2015, restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit totaling $603,000 held as security for the lease of the Company’s new headquarters and laboratory facilities in South San Francisco signed on April 29, 2015.

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

The balance of allowance for doubtful accounts as of June 30, 2015 and December 31, 2014 was $92,000 and $84,000, respectively.  Bad debt expense was $32,000 and $54,000 for the three and six months ended June 30, 2015, respectively, and $11,000 and $39,000 for the three and six months ended June 30, 2014, respectively.  Write offs for doubtful accounts of $26,000 and $46,000 were recorded against the allowance during the three and six months ended June 30, 2015, respectively.  Write offs for doubtful accounts of $34,000 were recorded against the allowance during the three and six months ended June 30, 2014.

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

Internal-use Software

The Company capitalizes costs incurred in the application development stage to design and implement the software used in the tracking and reporting of laboratory activity. Costs incurred in the development of application software are capitalized and amortized over an estimated useful life of three years on a straight-line basis. The total cost, accumulated depreciation and net book value was $1.1 million, $440,000 and $654,000, respectively, as of June 30, 2015, and was $927,000, $330,000 and $597,000, respectively, as of December 31, 2014, and are included in property and equipment in the Company’s condensed consolidated balance sheets. During the six months ended June 30, 2015 and 2014, the Company capitalized $167,000 and $125,000, respectively, of software development costs. Amortization expense totaled $55,000 and $109,000 in the three and six months ended June 30, 2015, respectively, and $32,000 and $64,000 in the three and six months ended June 30, 2014, respectively.

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

Finite-lived Intangible Assets

Finite-lived intangible assets relates to intangible assets reclassified from indefinite-lived intangible assets, following the launch of Percepta in April 2015.  The Company amortizes finite-lived intangible assets using the straight-line method over their estimated useful life.  The estimated useful life of 15 years was used for the intangible asset related to the Percepta test based on management’s estimate of product life, product life of other diagnostic tests and patent life, The Company reviews this finite-lived intangible asset for impairment when facts or circumstances indicate a reduction in the fair value below its carrying amount.

Indefinite-lived Intangible Assets — In-process Research and Development

The Company’s indefinite-lived intangible assets are comprised of acquired in-process research and development (“IPR&D”). The fair value of IPR&D acquired through a business combination is capitalized as an indefinite-lived intangible asset until the completion or abandonment of the related research and development activities. When research and development is complete, the associated assets are amortized on a straight-line basis over their estimated useful lives. IPR&D is tested for impairment annually or more frequently if events or circumstances indicate that the fair value may be below the carrying value of the asset. The Company recognizes an impairment loss when the total of estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. There was no impairment for the six months ended June 30, 2015.

Goodwill

Goodwill, derived from the Company’s acquisition of Allegro, is reviewed for impairment annually or more frequently if events or circumstances indicate that it may be impaired. The Company’s goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. The Company has determined that it operates in a single segment and has a single reporting unit associated with the development and commercialization of diagnostic products. In the event the Company determines that it is more likely than not the carrying value of the reporting unit is higher than its fair value, quantitative testing is performed comparing recorded values to estimated fair values. If impairment is present, the impairment loss is measured as the excess of the recorded goodwill over its implied fair value. The Company performs its annual evaluation of goodwill during the fourth quarter of each fiscal year. There was no impairment for the six months ended June 30, 2015.

Bonus Accruals

The Company accrues for liabilities under discretionary employee and executive bonus plans. These estimated compensation liabilities are based on progress against corporate objectives approved by the Board of Directors, compensation levels of eligible individuals, and target bonus percentage levels. The Board of Directors and the Compensation Committee of the Board of Directors review and evaluate the performance against these objectives and ultimately determine what discretionary payments are made. The Company accrued $1.3 million and $1.1 million as of June 30, 2015 and December 31, 2014, respectively, for liabilities associated with these employee and executive bonus plans which are included in accrued liabilities in the Company’s condensed consolidated balance sheets.

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

Revenue recognized when cash is received and on an accrual basis for the three and six months ended June 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue recognized when cash is received	$5,321	$6,046	$11,153	$11,163
Revenue recognized on an accrual basis	6,587	2,631	11,973	4,990
Total	$11,908	$8,677	$23,126	$16,153

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

Net Loss per Common Share

Basic net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method. Potentially dilutive securities consisting of options to purchase common stock of 4,223,267 and 2,983,509 for the six months ended June 30, 2015 and 2014, respectively, are considered to be common stock equivalents and were excluded from the calculation of diluted net loss per common share because their effect would be anti-dilutive for all periods presented.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Adoption is permitted as early as the first quarter of 2017 and is required by the first quarter of 2018. The Company has not yet selected a transition method and is currently evaluating the potential effect of the updated standard on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, to require debt issuance costs to be presented as an offset against debt outstanding. The ASU is effective for interim and annual periods beginning after December 15, 2015. Adoption of the ASU is retrospective to each prior period presented. The Company does not anticipate that the adoption of the ASU will have a material impact on its condensed consolidated balance sheets.

2. Business Combination

On September 16, 2014, the Company acquired Allegro via a merger with Full Moon Acquisition, Inc., a wholly-owned subsidiary of the Company. Allegro was a privately-held company based in Maynard, Massachusetts, focused on the development of genomic tests to improve the preoperative diagnosis of lung cancer. Allegro merged with Full Moon (the “Merger”), with Allegro surviving the Merger as a wholly-owned subsidiary of the Company. The subsidiary was dissolved in July 2015. At the effective time of the Merger, each share of the common stock of Full Moon issued and outstanding immediately prior to the effective time of the Merger was automatically converted into one share of common stock of Allegro and represented the only outstanding common stock of Allegro at the effective time of the Merger; all previously issued and outstanding shares of common stock of Allegro were canceled. The Series A preferred stock of Allegro issued and outstanding immediately prior to the effective time of the Merger was canceled and automatically converted into the right to receive a total of 964,377 shares of the Company’s common stock and $2.7 million in cash. Outstanding indebtedness of Allegro totaling $4.3 million was settled in cash by the Company on the effective date of the Merger. All outstanding stock options under Allegro’s equity incentive plan were canceled.

The acquisition of Allegro accelerated the Company’s entry into the pulmonology diagnostics market. Allegro’s lung cancer test, called Percepta, is designed to help physicians determine which patients with lung nodules who have had a non-diagnostic bronchoscopy result are at low risk for cancer and can thus be safely monitored with CT scans rather than undergoing invasive procedures. The Company launched the Percepta test in April 2015.

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

Amortization of the IPR&D began in April 2015 when research and development activities were deemed to be completed and is recorded on a straight-line basis. The amortization period of the IPR&D is over its estimated useful life of 15 years after taking into consideration expected use of the asset, legal or regulatory provisions that may limit or extend the life of the asset, as well as the effects of obsolescence and other economic factors. Amortization of $267,000 was recorded in the three months and six months ended June 30, 2015, as compared with $0 for the three and six months ended June 30, 2014.  Accumulated amortization was $267,000 as of June 30, 2015.  Amortization expense will be approximately $1.1 million per year.

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

The following pro forma financial information is based on the historical financial statements of the Company and presents the Company’s results as if the Merger had occurred as of January 1, 2013 (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2014	2014
Revenue	$8,677	$16,153
Net loss	$(7,284)	$(14,495)

The pro forma results present the combined historical results of operations with adjustments to reflect one-time charges representing the elimination of interest expense related to Allegro indebtedness of $1.9 million and $2.0 million for the three and six months ended June 30, 2014, respectively.

The pro forma information presented does not purport to present what the actual results would have been had the Merger actually occurred on January 1, 2013, nor is the information intended to project results for any future period.

3. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Accrued compensation expenses	$3,277	$2,673
Accrued Genzyme co-promotion fees	1,685	3,309
Accrued other	2,255	1,869
Total accrued liabilities	$7,217	$7,851

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

The fair value of the Company’s financial assets, which consist of money market funds, was $50.1 million and $33.2 million as of June 30, 2015 and December 31, 2014, respectively, and are Level I assets as described above.

5. Commitments and Contingencies

Operating Leases

The Company leases its headquarters and laboratory facilities in South San Francisco under a non-cancelable lease agreement that expires on March 31, 2016.

On April 29, 2015, the Company signed a non-cancelable lease agreement for approximately 59,000 square feet to serve as its new South San Francisco headquarters and laboratory facilities. The lease begins in June 2015 and ends in March 2026 and contains extension of lease term and expansion options. In conjunction with this lease, the landlord is providing funding of approximately $3.3 million for tenant improvements.  As of June 30, 2015 the Company had recorded approximately $0.1 million as receivable from the landlord. The Company had deposits of $603,000 included in long-term assets as of June 30, 2015, restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit totaling $603,000 held as security for the lease of the new headquarters and laboratory facilities.

The Company also leases laboratory space in Austin, Texas. The lease expires on July 31, 2018. The Company provided a security deposit of $75,000, which is included in other assets in the Company’s condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2015, are as follows (in thousands):

Year Ending December 31,	Amounts
July through December 31, 2015	$500
2016	1,822
2017	2,142
2018	2,102
2019	2,026
Thereafter	14,038
Total minimum lease payments	$22,630

The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Facilities rent expense was $352,000 and $213,000 for the three months ended June 30, 2015 and 2014, respectively, and $565,000 and $426,000 for the six months ended June 30, 2015 and 2014, respectively. Until the new headquarters is utilized, rent of approximately $500,000 per quarter will be charged to general and administrative expense.

Supplies Purchase Commitments

The Company had a non-cancelable purchase commitment with a supplier to purchase a minimum quantity of supplies for approximately $0.5 million at June 30, 2015, all of which is expected to be paid in 2015.

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

As of June 30, 2015 and December 31, 2014, the net debt obligation was as follows (in thousands):

	June 30,	December 31,
	2015	2014
Debt and unpaid accrued end-of-term payment	$5,042	$5,003
Unamortized note discount	(67)	(80)
Net debt obligation	$4,975	$4,923

Future principal payments under the Amended Loan are as follows (in thousands):

Year Ending December 31,	Amounts

July through December 31, 2015	$—
2016	—
2017	2,437
2018	2,563
Total	$5,000

The obligation includes an end-of-term payment of $237,500, representing 4.75% of the total outstanding principal balance, which accretes over the life of the loan as interest expense. As a result of the debt discount and the end-of-term payment, the effective interest rate for the loan differs from the contractual rate.

Interest expense on the debt was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Nominal interest	$63	$77	$125	$153
Amortization of debt discount	7	16	13	31
End-of-term payment	20	20	39	40
Total	$90	$113	$177	$224

Loans drawn under the Original Loan and the Amended Loan were used for working capital and general corporate purposes. The Company’s obligations under the Amended Loan are secured by a security interest in substantially all of its assets, excluding its intellectual property and certain other assets. The Amended Loan contains customary conditions related to borrowing, events of default, and covenants, including covenants limiting the Company’s ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of its capital stock, repurchase stock and make investments, in each case subject to certain exceptions. The Amended Loan also allows the lender to call the debt in the event there is a material adverse change in the Company’s business or financial condition. The Company is required to be in compliance with a minimum liquidity or minimum revenue covenant. As of June 30, 2015, the Company was in compliance with all covenants.

7. Stockholders’ Equity

Common Stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue 125,000,000 shares of common stock with a par value of $0.001 per share. The holder of each share of common stock shall have one vote for each share of stock. The common stockholders are also entitled to receive dividends whenever funds and assets are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all series of convertible preferred stock outstanding. No dividends have been declared as of June 30, 2015.

As of June 30, 2015 and December 31, 2014, the Company had reserved shares of common stock for issuance as follows:

	June 30,	December 31,
	2015	2014
Options issued and outstanding	4,223,267	3,249,469
Options available for grant under stock option plans	1,103,928	1,341,252
Shares available for issuance under the ESPP	750,000	—
Total	6,077,195	4,590,721

On April 28, 2015, the Company completed a private placement of 4,907,975 shares of its common stock to certain accredited investors (the “Investors”) at a purchase price of $8.15 per share. The sale of the shares was made pursuant to the terms of a Securities Purchase Agreement dated as of April 22, 2015. Gross proceeds to the Company were $40.0 million and the Company received $37.3 million in net proceeds, after deducting the placement agent fees and other expenses payable by the Company of $2.7 million. Under the Securities Purchase Agreement, the Company has agreed to use the net proceeds from the private placement for research and development, for product commercialization, and for working capital and general corporate purposes.

In connection with the sale of the common stock in the private placement, the Company entered into a Registration Rights Agreement with the Investors, pursuant to which the Company filed in May 2015 a registration statement with the SEC covering the resale of the common stock sold in the private placement. The Registration Rights Agreement includes customary indemnification rights in connection with the registration statement.

In June 2015, the Company filed a universal shelf registration statement with the SEC which provides the Company the ability to offer for sale up to $125.0 million of securities in a primary offering, including common stock, preferred stock, debt securities, depositary shares and rights.  This shelf registration statement provides the Company, within the $125.0 million, the ability to offer for sale up to $25.0 million of its common stock at market prices pursuant to the terms of a controlled Equity Sales Agreement. This shelf registration statement also registered for resale up to 5,000,000 shares of common stock held by certain existing stockholders. Approximately $0.2 million of costs associated with this registration statement have been deferred in other current assets as of June 30, 2015.

Employee Stock Purchase Plan

In May 2015, the Company’s stockholders approved the Company’s Employee Stock Purchase Plan (“ESPP”). The ESPP provides eligible employees with an opportunity to purchase common stock from the Company and to pay for their purchases through payroll deductions. The ESPP will be implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, the Compensation Committee of the Company’s Board of Directors may specify offerings with a duration of not more than 12 months, and may specify shorter purchase periods within each offering. During each purchase period, payroll deductions will accumulate, without interest. On the last day of the purchase period, accumulated payroll deductions will be used to purchase common stock for employees participating in the offering.

The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the fair market value per share of the Company’s common stock on either the last trading day preceding the offering date or on the purchase date, whichever is less.

The Company’s Board of Directors has determined that the purchase periods initially shall have a duration of six months, will begin August 1, 2015 and that the purchase price will be 85% of the fair market value per share of the Company’s common stock on either the last trading day preceding the offering date or the purchase date, whichever is less. The length of the purchase period applicable to U.S. employees and the purchase price may not be changed without the approval of the independent members of the Company’s Board of Directors.

The Compensation Committee may specify that if the fair market value of a share of the Company’s common stock on any purchase date within a particular offering period is less than or equal to the fair market value on the start date of that offering period, then the offering period will automatically terminate and the employee in that offering period will automatically be transferred and enrolled in a new offering period which will begin on the next day following such purchase date.

No employee may purchase more than 2,500 shares, or such lesser number of shares as may be determined by the Compensation Committee with respect to a single offering period, or purchase period, if applicable. In addition, no employee is permitted to accrue, under the ESPP, a right to purchase stock of the Company having a value in excess of $25,000 of the fair market value of such stock (determined at the time the right is granted) for each calendar year.

A total of 750,000 shares of common stock have been reserved for issuance under the ESPP, all of which were available for issuance as of June 30, 2015.

Preferred Stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share. No shares were issued and outstanding at June 30, 2015 or December 31, 2014.

8. Stock Incentive Plans

The following table summarizes activity under the Company’s stock option plans (aggregate intrinsic value in thousands):

	Shares Available for Grant	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance - December 31, 2014	1,341,252	3,249,469	$7.59	7.88	$12,400
Additional options authorized	900,941	—
Granted	(1,204,300)	1,204,300	8.89
Canceled	66,035	(66,035)	9.48
Exercised	—	(164,467)	2.99
Balance - June 30, 2015	1,103,928	4,223,267	$8.11	8.04	$16,689
Options vested and exercisable - June 30, 2015		1,719,030	$5.45	6.64	$11,046
Options vested and expected to vest - June 30, 2015		4,223,243	$8.11	8.04	$16,689

The aggregate intrinsic value was calculated as the difference between the exercise price of the options to purchase common stock and the fair market value of the Company’s common stock, which was $11.14 per share as of June 30, 2015.

The weighted average fair value of options to purchase common stock granted was $5.36 and $9.97 for the six months ended June 30, 2015 and 2014, respectively.

The weighted-average fair value of stock options exercised was $2.12 and $1.25 for the six months ended June 30, 2015 and 2014, respectively. The intrinsic value of stock options exercised was $1.2 million and $2.8 million for the six months ended June 30, 2015 and 2014.

Stock-based Compensation

The following table summarizes stock-based compensation expense related to stock options for the three and six months ended June 30, 2015 and 2014, and are included in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$15	$14	$32	$23
Research and development	342	155	595	262
Selling and marketing	321	192	590	285
General and administrative	811	514	1,495	797
Total	$1,489	$875	$2,712	$1,367

As of June 30, 2015, the Company had $13.6 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over an estimated weighted-average period of 2.9 years.

The estimated grant date fair value of employee stock options was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted-average volatility	59.10 - 65.28%	73.20-76.87%	59.10 - 68.82%	73.20 - 78.54%
Weighted-average expected term (years)	5.50 - 6.08	5.50 - 6.08	5.50 - 6.08	5.50 - 6.08
Risk-free interest rate	1.58 - 2.03%	1.66 - 2.00%	1.55 - 2.03%	1.66 - 2.00%
Expected dividend yield	—	—	—	—

There were no stock options granted to non-employees during the six months ended June 30, 2015. The estimated grant-date fair value of stock options granted to non-employees during the six months ended June 30, 2014 was calculated using the Black-Scholes option-pricing model, based on the following assumptions: weighted-average volatility from 75.11% to 75.48%, weighted-average expected term from 8.44 years to 9.26 years, risk-free interest rate from 2.32% to 2.43%, and expected dividend yield of 0%.

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

In November 2014, the Company signed an Amended and Restated U.S. Co-promotion Agreement (“Amended Agreement”) with Genzyme. Under the Amended Agreement, the co-promotion fees Genzyme receives as a percentage of U.S. cash receipts were reduced from 32% to 15% beginning January 1, 2015. Through August 11, 2014, the Company amortized the $10.0 million upfront co-promotion fee over a four-year period, which was management’s best estimate of the life of the agreement, in part because after that period either party could have terminated the agreement without penalty. Effective August 12, 2014, the Company extended the amortization period from January 2016 to June 2016, the modified earliest period either party can terminate the agreement without penalty. The Company accounted for the change in accounting estimate prospectively. Either party may terminate the agreement with six months prior notice, however, under the Amended Agreement, neither party can terminate the agreement for convenience prior to June 30, 2016. The agreement with Genzyme expires in 2027.

In February 2015, the Company entered into an Ex-U.S. Co-promotion Agreement with Genzyme for the promotion of the Afirma GEC test with exclusivity in five countries outside the United States initially and in other countries agreed to from time to time. The term of the agreement is January 1, 2015 and continues until December 31, 2019, with extension of the agreement possible upon agreement of the parties. Country-specific terms have been established under this agreement for Brazil and Singapore and a right of first negotiation has been established for Canada, the Netherlands and Italy. The Company will pay Genzyme 25% of net revenue from the sale of the Afirma GEC test in Brazil and Singapore over a five-year period commencing January 1, 2015. Beginning in the fourth year of the agreement, if the Company terminates the agreement for convenience, the Company may be required to pay a termination fee contingent on the number of GEC billable results generated.

The Company incurred $1.7 million and $2.7 million in co-promotion expense in the three months ended June 30, 2015 and 2014, respectively, and $3.4 million and $5.5 million in the six months ended June 30, 2015 and 2014, respectively, which is included in selling and marketing expenses in the condensed consolidated statements of operations and comprehensive loss. The Company’s outstanding obligation to Genzyme totaled $1.7 million at June 30, 2015 and is included in accrued liabilities on the Company’s condensed consolidated balance sheet.  At December 31, 2014 the obligation was $6.0 million of which $2.7 million is included in accounts payable and $3.3 million is included in accrued liabilities on the Company’s condensed consolidated balance sheet.

The Company amortized $0.5 million and $0.6 million of the $10.0 million up-front co-promotion fee in the three months ended June 30, 2015 and 2014, respectively, and $0.9 million and $1.3 million in the six months ended June 30, 2015 and 2014, respectively, which is reflected as a reduction to selling and marketing expenses in the condensed consolidated statements of operations and comprehensive loss.

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

The Company has concluded that TCP represents a variable interest entity and that the Company is not the primary beneficiary as it does not have the ability to direct the activities that most significantly impact TCP’s economic performance. Therefore, the Company does not consolidate TCP. All amounts paid to TCP under the service agreement are expensed as incurred and included in cost of revenue in the condensed consolidated statements of operations and comprehensive loss. The Company incurred $1.2 million and $1.0 million in the three months ended June 30, 2015 and 2014, respectively, and $2.3 million and $1.9 million in the six months ended June 30, 2015 and 2014, respectively, in cytopathology testing and evaluation services expenses with TCP. The Company’s outstanding obligations to TCP for cytopathology testing services were $0.8 million and $1.1 million as of June 30, 2015 and December 31, 2014, respectively, and are included in accounts payable in the Company’s condensed consolidated balance sheets.

TCP reimburses the Company for a proportionate share of the Company’s rent and related operating expense costs for the leased facility. TCP’s portion of rent and related operating expense costs for the shared space at the Austin, Texas facility was $22,000 and $21,000 for the three months ended June 30, 2015 and 2014, respectively, and $45,000 and $41,000 for the six months ended June 30, 2015 and 2014, respectively, is included in other income, net in the Company’s condensed statements of operations and comprehensive loss.

11. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and six months ended June 30, 2015 and 2014, respectively.  The Company continues to maintain a full valuation allowance against its net deferred tax assets.

As of June 30, 2015, the Company had unrecognized tax benefits of $1.6 million, none of which would currently affect the Company’s effective tax rate if recognized due to the Company’s net deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at June 30, 2015 will significantly increase or decrease within the next 12 months. There was no interest expense or penalties related to unrecognized tax benefits recorded through June 30, 2015.

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

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” “continuing,” “ongoing,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future events and include, but are not limited to, the factors that may impact our financial results; our expectations regarding revenue; our expectations with respect to our future research and development, general and administrative and selling and marketing expenses and our anticipated uses of our funds; our expectations regarding capital expenditures; our anticipated cash needs and our estimates regarding our capital requirements; our need for additional financing; potential future sources of cash; our business strategy and our ability to execute our strategy; our ability to achieve and maintain reimbursement from third-party payers at acceptable levels; our belief that our published evidence provides a basis for inclusion of our Afirma GEC test in practice guidelines; the estimated size of the global markets for our current and future tests; the potential benefits of our tests and any future tests we may develop to patients, physicians and payers; the factors we believe drive demand for and reimbursement of our tests; our ability to sustain or increase demand for our tests; our intent to expand into other clinical areas; our ability to develop new tests, including tests for lung cancer and interstitial lung disease, and the timeframes for development or commercialization; our ability to get our data and clinical studies accepted in peer-reviewed publications; our dependence on and the terms of our agreements with Genzyme and TCP, and on other strategic relationships, and the success of those relationships; our beliefs regarding our laboratory capacity; the applicability of clinical results to actual outcomes; our expectations regarding our international expansion, including entering new international markets and the timing thereof; the occurrence, timing, outcome or success of clinical trials or studies; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive position; our ability to compete with potential competitors; our compliance with federal, state and international regulations; the potential impact of regulation of our tests by the FDA or other regulatory bodies; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business; our ability to comply with the requirements of being a public company; the impact of seasonal fluctuations and economic conditions on our business; our belief that we have taken reasonable steps to protect our intellectual property; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; and anticipated trends and challenges in our business and the markets in which we operate.

Forward-looking statements are based on our current plans and expectations and involve risks and uncertainties which could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, those risks discussed in Part II, Item 1A of this report, as well as risks and uncertainties related to: our limited operating history and history of losses since inception; our ability to increase usage of and reimbursement for the Afirma GEC and any other tests we may develop, including the Percepta test; our dependence on a limited number of payers for a significant portion of our revenue; the complexity, time and expense associated with billing and collecting for our test; current and future laws, regulations and judicial decisions applicable to our business, including potential regulation by the FDA or by regulatory bodies outside of the United States; changes in legislation related to the U.S. healthcare system; our dependence on strategic relationships, collaborations and co-promotion arrangements; unanticipated delays in research and development efforts; our ability to develop and commercialize new products and the timing of commercialization; our ability to successfully enter new product or geographic markets; our ability to conduct clinical studies and the outcomes of such clinical studies; the applicability of clinical results to actual outcomes; trends and challenges in our business; our ability to compete against other companies and products; our ability to protect our intellectual property; and our ability to obtain capital when needed. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Overview

We are a diagnostics company pioneering the field of molecular cytology, focusing on genomic solutions that resolve diagnostic ambiguity and enable physicians to make more informed treatment decisions at an early stage in patient care. By improving preoperative diagnostic accuracy, we aim to help patients avoid unnecessary invasive procedures while reducing healthcare costs. Our first commercial solution, the Afirma Thyroid FNA Analysis, or Afirma, centers on the proprietary Gene Expression Classifier, or GEC, to resolve ambiguity in diagnosis and is becoming a new standard of care in thyroid nodule assessment. The GEC helps physicians reduce the number of unnecessary surgeries by approximately 50% by employing a proprietary 142-gene signature to preoperatively identify benign thyroid nodules among those deemed indeterminate by cytopathology alone. We have demonstrated the clinical utility and cost effectiveness of the GEC in multiple studies published in peer-reviewed journals and established the clinical validity of the GEC in a study published in The New England Journal of Medicine in 2012. The comprehensive Afirma offering also includes cytopathology testing and the Afirma Malignancy Classifiers, launched in May 2014. Since we commercially launched Afirma in January 2011, we have received over 165,000 FNA samples for evaluation using Afirma and performed nearly 40,000 GECs to resolve indeterminate cytopathology results.

We are expanding our molecular cytology franchise into other clinical areas of unmet need, focusing first on difficult-to-diagnose lung diseases, where current diagnostic ambiguity frequently requires invasive, risky and costly procedures to obtain a definitive diagnosis. Through our acquisition of Allegro Diagnostics Corp., or Allegro, in September 2014, we acquired our genomic test aimed at improving the risk stratification of patients with lung nodules that are suspicious for cancer. Our proprietary technology has been developed to help physicians determine which patients with non-diagnostic bronchoscopy results can be safely monitored with routine CT scans versus an invasive surgical biopsy. In April 2015, we entered the lung cancer diagnostics market with the Percepta Bronchial Genomic Classifier, a new genomic test to resolve ambiguity in lung cancer diagnosis. We have demonstrated the validity of the Percepta test in our prospective multi-center AEGIS I and AEGIS II studies which were published in The New England Journal of Medicine in July 2015.

Our second pulmonology product, which we currently plan to introduce in 2016, is intended to help patients with suspected interstitial lung diseases, or ILDs, specifically idiopathic pulmonary fibrosis, or IPF, obtain an accurate diagnosis without surgery. ILDs present a significant challenge for diagnosis today without invasive surgical biopsy, leaving many patients with ambiguous diagnoses that can lead to suboptimal or even harmful treatment.

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

We increased the list price billed for the GEC from $4,875 to $6,400 per test in July 2015, while the list price billed for routine cytopathology remained at $490 per test. We obtained Medicare coverage for the GEC effective in January 2012 and contracted reimbursement at an agreed upon rate of $3,200. We received positive coverage determinations from United Healthcare and Cigna in 2013 and in late 2014 signed contracts with these payers establishing in-network allowable rates for both our GEC and cytopathology tests. Aetna granted positive coverage in 2014, and in June 2015 we signed a contract which established in-network allowable rates for our thyroid tests. We have also received positive coverage determinations from numerous other commercial payers and, as of June 2015, the GEC is covered by payers representing nearly 150 million covered lives. We now have over 120 million lives under contract. Payers that have agreed to pay for Afirma under contract are also counted as covered lives. Contracted and reimbursement rates vary by payer.

We recognized revenue of $11.9 million and $23.1 million in the three and six months ended June 30, 2015, an increase of $3.2 million and $7.0 million, or 37% and 43%, respectively, compared to the same periods in 2014. We incurred a net loss of $9.1 million and $16.7 million for the three and six months ended June 30, 2015 compared to a net loss of $6.7 million and $13.3 million in the same periods in 2014. As of June 30, 2015, we had an accumulated deficit of $131.8 million.

Factors Affecting Our Performance

The Number of FNAs We Receive and Test

The growth in our business is tied to the number of FNAs we receive and the number of GECs performed. Approximately 89% of FNAs we receive are for the Afirma solution, which consists of services related to rendering a cytopathology diagnosis, and if the cytopathology result is indeterminate, the GEC is performed. The remaining approximate 11% of FNAs are received from customers performing cytopathology and when the cytopathology result is indeterminate the FNA is sent to us for the GEC only. The rate at which adoption occurs in these two settings will cause these two percentages to fluctuate over time. Less than 1% of the FNA samples we receive for cytopathology have insufficient cellular material from which to render a cytopathology diagnosis. We only bill the technical component, including slide preparation, for these tests. For results that are benign or suspicious/malignant by cytopathology, we bill for these services when we issue the report to the physician. If the cytopathology result is indeterminate, defined as atypia/follicular lesions of undetermined significance (AUS/FLUS) or suspicious for FN/HCN, we perform the GEC. Historically, approximately 14%-17% of samples we have received for the Afirma solution have yielded indeterminate results by cytopathology. Approximately 5%-10% of the samples for GEC testing have insufficient ribonucleic acid, or RNA, from which to render a result. The GEC can be reported as Benign, Suspicious or No Result. We bill for the GEC Benign and GEC Suspicious results only. After the GEC is completed, we issue the cytopathology report for the indeterminate results as well as the GEC report, and then bill for both of these tests. We incur costs of collecting and shipping the FNAs and a portion of the costs of performing tests where we cannot ultimately issue a patient report. Because we cannot bill for all samples received, the number of FNAs received does not directly correlate to the total number of patient reports issued and the amount billed.

Continued Adoption of and Reimbursement for Afirma

To date, only a small number of payers have reimbursed us for Afirma at full list price. Revenue growth depends on both our ability to achieve broader reimbursement at increased levels from third-party payers and to expand our base of prescribing physicians and increase our penetration in existing accounts. Because some payers consider the GEC experimental and investigational, we may not receive payment on many tests and payments may not be at acceptable levels compared to what we have billed. We expect our revenue growth will increase as more payers make a positive coverage decision and as payers enter into contracts with us, which should enhance our accrued revenue and collections. To drive increased adoption of Afirma, we increased our internal sales force in high-volume geographies domestically during 2014 and are continuing to do so, to a lesser extent, in 2015, along with increasing our marketing efforts. We have also hired institutional channel managers to focus on the institutional segment, which accounts generally send us only GECs. If we are unable to expand the base of prescribing physicians and penetration within these accounts at an acceptable rate, or if we are not able to execute our strategy for increasing reimbursement, we may not be able to effectively increase our revenue.

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

Revenue recognized when cash is received and on an accrual basis for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Revenue recognized when cash is received	$5,321	$6,046	$11,153	$11,163
Revenue recognized on an accrual basis	6,587	2,631	11,973	4,990
Total	$11,908	$8,677	$23,126	$16,153

As of June 30, 2015, amounts billed in the last six months at list price, for tests processed which were not recognized as revenue upon delivery of a patient report because our accrual revenue recognition criteria were not met and for which we have not received notification of payment, collected cash or written off as uncollectible, totaled $26.4 million.

As of December 31, 2014, amounts billed in the last 12 months at list price, for tests processed which were not recognized as revenue upon delivery of a patient report because our accrual revenue recognition criteria were not met and for which we have not received notification of payment, collected cash or written off as uncollectible, totaled $47.1 million. Of this amount, we recognized revenue of $2.7 million and $7.3 million in the three and six months ended June 30, 2015, respectively, when cash was received.

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

Impact of Genzyme Co-promotion Agreement

The $10.0 million up-front co-promotion fee we received from Genzyme under the Co-promotion Agreement dated as of January 18, 2012 is being amortized over the estimated useful life based on the provisions of the agreement, and is recorded as a reduction to selling and marketing expenses. We amortized $0.9 million and $1.3 million of the $10.0 million of this fee in the six months ended June 30, 2015 and 2014, respectively, which is reflected as a reduction to selling and marketing expenses in our condensed consolidated statements of operations and comprehensive loss. The 2012 agreement required that we pay a certain percentage of our cash receipts from the sale of the Afirma GEC test to Genzyme, which percentage decreased over time. The percentage was initially 50%, 40% from January 2013 through February 2014, 32% from February 2014 through December 2014, and decreased to 15% in January 2015. Our co-promotion fees were $1.7 million and $3.4 million in the three and six months ended June 30, 2015, respectively, compared to $2.7 million and $5.5 million in the same periods in 2014, and are included in selling and marketing expenses in our condensed consolidated statements of operations and comprehensive loss.

In November 2014, we signed an Amended and Restated U.S. Co-promotion Agreement, or Amended Agreement, with Genzyme. Under the Amended Agreement, the co-promotion fees Genzyme receives as a percentage of U.S. cash receipts from the sale of the Afirma GEC test were reduced from 32% to 15% beginning January 1, 2015. Further, we have agreed to assume more responsibilities for sales and marketing activities. Either party may terminate the agreement with six months prior notice, however, neither party can terminate the agreement for convenience prior to June 30, 2016. Our agreement with Genzyme expires in January 2027.

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

Development of Additional Products

We rely on sales of Afirma to generate all of our revenue. In May 2014, we commercially launched our Afirma Malignancy Classifiers, which we believe enhances our Afirma Thyroid FNA Analysis as a comprehensive way to manage thyroid nodule patients and serve our current base of prescribing physicians. We are also pursuing development or acquisition of products for additional diseases to increase and diversify our revenue. For example, in September 2014 we acquired Allegro and with it, a molecular diagnostic lung cancer test designed to help physicians determine which patients with lung nodules who have had a non-diagnostic bronchoscopy result are at low risk for cancer and can thus be safely monitored with CT scans, rather than undergoing invasive procedures. We launched the Percepta Bronchial Genomic Classifier, the test acquired from Allegro, in April 2015.  Additionally, we are pursuing a solution for interstitial lung disease that will offer an alternative to surgery by developing a genomic signature to classify samples collected through less invasive bronchoscopy techniques. Accordingly, we expect to continue to invest heavily in research and development in order to expand the capabilities of our solutions and to develop additional products. Our success in developing or acquiring new products will be important in our efforts to grow our business by expanding the potential market for our products and diversifying our sources of revenue.

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

Financial Overview

Revenue

Through June 30, 2015, all of our revenues have been derived from the sale of Afirma. To date, Afirma has been delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of collection from the third-party payer and individual patients. Our third-party payers in excess of 10% of revenue and their related revenue as a percentage of revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Medicare	28%	27%	26%	28%
Aetna	9%	12%	9%	11%
UnitedHealthcare	14%	16%	14%	16%
	51%	55%	49%	55%

As the number of payers reimbursing for Afirma increases, the percentage of revenue derived from Medicare and other significant third-party payers has changed and will continue to change as a percentage of revenue.

For tests performed where we have an agreed upon reimbursement rate or we are able to make a reasonable estimate of reimbursement at the time delivery is complete, such as in the case of Medicare and certain other payers, we recognize the related revenue upon delivery of a patient report to the prescribing physician based on the established billing rate less contractual and other adjustments to arrive at the amount that we expect to collect. We determine the amount we expect to collect based on a per payer, per contract or agreement basis. The expected amount is typically lower than, if applicable, the agreed upon reimbursement amount due to several factors, such as the amount of patient co-payments, the existence of secondary payers and claim denials. In other situations, where we are not able to make a reasonable estimate of reimbursement, we recognize revenue upon the earlier of receipt of third-party payer notification of payment or when cash is received. Incremental accrued revenue as a result of additional payer(s) meeting our revenue recognition criteria in the three and six months ended June 30, 2015 was approximately $0.2 million and $0.5 million, respectively. Upon ultimate collection, the amount received from Medicare and commercial payers where reimbursement was estimated is compared to previous estimates and the contractual allowance is adjusted accordingly. Our ability to increase our revenue will depend on our ability to penetrate the market, obtain positive coverage policies from additional third-party payers, obtain reimbursement and/or enter into contracts with additional third-party payers, and increase reimbursement rates for tests performed. Finally, should we recognize revenue from payers on an accrual basis and later determine the judgments underlying estimated reimbursement change, our financial results could be negatively impacted in future quarters.

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

Research and Development

Research and development expenses include costs incurred to develop our technology, collect clinical samples and conduct clinical studies to develop and support our products. These costs consist of personnel costs, including stock-based compensation expense, prototype materials, laboratory supplies, consulting costs, costs associated with setting up and conducting clinical studies at domestic and international sites, and allocated overhead including rent, information technology, equipment depreciation and utilities. We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses will increase in future periods as we continue to invest in research and development activities related to developing additional products and evaluating various platforms. We expect that in 2015 the increase in research and development expenses will be for the continued development and support of the Afirma and Percepta tests and other new products and programs under development, including our ILD programs. Specifically, we plan to: increase the body of clinical evidence to support Afirma; incur research and development expenses associated with clinical utility studies to support the commercialization of Percepta; and incur expenses associated with clinical validation studies in our ILD program.

Selling and Marketing

Selling and marketing expenses consist of personnel costs, including stock-based compensation expense, direct marketing expenses, consulting costs, and allocated overhead including rent, information technology, equipment depreciation and utilities. In addition, up-front co-promotion fees paid to Genzyme, net of amortization, are included in selling and marketing expenses. In November 2014, we amended the co-promotion agreement with Genzyme. As a result of this amendment, we expect our selling and marketing expenses for Afirma to remain relatively flat during 2015. Our personnel costs have increased as we have taken on more sales and marketing responsibilities related to Afirma, but these increases are offset by the lower rate we are required to pay Genzyme under the agreement beginning in January 2015. Additionally, in 2015, we have begun to incur selling and marketing expenses as a result of investments in our lung product portfolio. Therefore, we believe total selling and marketing expenses will continue to increase in 2015.

General and Administrative

General and administrative expenses include executive, finance and accounting, human resources, legal, billing and client services, and quality and regulatory functions. These expenses include personnel costs, including stock-based compensation expense, audit and legal expenses, consulting costs, costs associated with being a public company, and allocated overhead including rent, information technology, equipment depreciation and utilities. The year ended December 31, 2014 also included transaction costs related to the acquisition of Allegro in September 2014, including charges for merger related severance and bonuses. We expect our general and administration expenses will continue to increase during 2015 as we expand our billing group to support anticipated increased demand for our tests, hire more personnel in accounting and finance, incur increasing expenses related to the documentation of our internal controls in connection with compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and incur greater legal costs for patent prosecution, for public company compliance and for general corporate purposes. Additionally, while we do not begin to make rent payments for our new headquarters space until April 2016, following expiration of our current lease and build out of our new facility, in accordance with generally accepted accounting principles, the rent is expensed on a straight-line basis over the lease period.  Prior to beginning to utilize the space, this rent expense is being charged to general and administrative; the amount is approximately $0.5 million per quarter.

Intangible Asset Amortization

Intangible asset amortization began in April 2015 when we launched the Percepta test and as a result reclassified the indefinite-lived intangible asset to a finite-lived intangible asset.  The finite-lived intangible asset with a cost of $16.0 million is being amortized over 15 years, using the straight-line method.

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

Persuasive evidence of an arrangement exists and delivery is deemed to have occurred upon delivery of a patient report to the prescribing physician. The assessment of whether a reasonable estimate of reimbursement can be made requires significant judgment by management. Where our judgment indicates a reasonable estimate of reimbursement can be made, we recognize revenue upon delivery of the patient report. Some patients have out-of-pocket costs for amounts not covered by their insurance carrier, and we may bill the patient directly for these amounts in the form of co-payments and co-insurance in accordance with their insurance carrier and health plans. Some payers may not cover our tests as ordered by the prescribing physician under their reimbursement policies. We pursue reimbursement from such patients on a case-by-case basis.

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

Finite-lived Intangible Assets

Finite-lived intangible assets relates to intangible assets reclassified from indefinite-lived intangible assets, following the launch of Percepta in April 2015.  We amortize finite-lived intangible assets using the straight-line method, over their estimated useful life.  The estimated useful life of 15 years was used for the intangible asset related to Percepta based on management’s estimate of product life, product life of other diagnostic tests and patent life. We review this finite-lived intangible asset for impairment when facts or circumstances indicate a reduction in the fair value below its carrying amount.

Indefinite-lived Intangible Assets — In-process Research and Development

The Company’s indefinite-lived intangible assets are comprised of acquired in-process research and development, or IPR&D. The fair value of IPR&D acquired through a business combination is capitalized as an indefinite-lived intangible asset until the completion or abandonment of the related research and development activities. When research and development is complete, the associated assets are amortized on a straight-line basis over their estimated useful lives. IPR&D is tested for impairment annually or more frequently if events or circumstances indicate that the fair value may be below the carrying value of the asset. The Company recognizes an impairment loss when the total of estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. There was no impairment for the six months ended June 30, 2015.

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

We are required to reduce our deferred tax assets by a valuation allowance if it is more-likely-than-not that some or all of our deferred tax assets will not be realized. We must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of our valuation allowance, if any, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses and, based on all available evidence, we believe it is more-likely-than-not that our recorded net deferred tax assets will not be realized. Accordingly, we recorded a valuation allowance against all of our net deferred tax assets at June 30, 2015 and December 31, 2014. We will continue to maintain a full valuation allowance on our net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Dollar	%
	2015	2014	Change	Change
	(In thousands except GECs processed)
Statements of Operations Data:
Revenue	$11,908	$8,677	$3,231	37%
Operating expense:
Cost of revenue	5,139	3,966	1,173	30%
Research and development	3,103	2,243	860	38%
Selling and marketing	6,937	5,101	1,836	36%
General and administrative	5,536	3,928	1,608	41%
Intangible asset amortization	267	—	267	—
Total operating expenses	20,982	15,238	5,744	38%
Loss from operations	(9,074)	(6,561)	(2,513)	38%
Interest expense	(90)	(113)	23	-20%
Other income, net	28	19	9	47%
Net loss and comprehensive loss	$(9,136)	$(6,655)	$(2,481)	37%
Other Operating Data:
GECs processed	4,758	3,451	1,307	38%

Revenue

Revenue increased $3.2 million, or 37%, for the three months ended June 30, 2015 compared to the same period in 2014.  The increase was primarily due to increased adoption of Afirma, and, to a lesser extent, additional payers meeting our revenue recognition criteria for accrual, offset by a decrease in revenue recorded as cash is received. For the three months ended June 30, 2015 compared to the same period in 2014, revenue recognized when cash was received decreased by approximately $0.7 million, or 12%, to $5.3 million. Revenue recognized on an accrual basis increased by approximately $4.0 million, or 150%, to $6.6 million.

Cost of revenue

Cost of revenue increased $1.2 million, or 30%, for the three months ended June 30, 2015 compared to the same period in 2014. The increase was primarily due to an increase in variable costs that are directly related to the increase in the number of GEC and cytology samples processed, offset in part by continuing refinements in our testing process and economies of scale related to the increase in samples processed. GECs processed increased by 1,307, or 38%, to 4,758 in the three months ended June 30, 2015 compared to the same period in 2014. FNAs received increased by 3,528, or 21%, to 19,986 in the same periods.

Research and development

	Three Months Ended June 30,		Dollar	%
	2015	2014	Change	Change
	(In thousands)
Research and development expense:
Personnel related expense	$1,492	$989	$503	51%
Stock-based compensation expense	342	155	187	121%
Direct R&D expense	714	687	27	4%
Other expense	555	412	143	35%
Total	$3,103	$2,243	$860	38%

Research and development expense increased $0.9 million, or 38%, for the three months ended June 30, 2015 compared to the same period in 2014. The increase in personnel related expense was primarily due to a 29% increase in headcount at June 30, 2015 as compared to June 30, 2014. The increase in stock-based compensation expense reflects option grants to new and existing employees. The increase in other expense was primarily due to consulting, facility and equipment charges.

Selling and marketing

	Three Months Ended June 30,		Dollar	%
	2015	2014	Change	Change
	(In thousands)
Selling and marketing expense:
Genzyme co-promotion expense, net	$1,212	$2,077	$(865)	-42%
Personnel related expense	3,251	1,970	1,281	65%
Stock-based compensation expense	321	192	129	67%
Direct marketing expense	889	386	503	130%
Other expense	1,264	476	788	166%
Total	$6,937	$5,101	$1,836	36%

Selling and marketing expense increased $1.8 million, or 36%, for the three months ended June 30, 2015 compared to the same period in 2014. The decrease in Genzyme co-promotion expense, net, reflects a reduction in the co-promotion percentage rate payable to Genzyme in the second quarter of 2015 as compared to the second quarter of 2014 under the Co-promotion Agreement with Genzyme, which was amended in November 2014, partially offset by growth in cash collections. The increase in personnel related expense was primarily due to a 52% increase in headcount of our sales force at June 30, 2015 as compared to June 30, 2014. The increase in stock-based compensation expense reflects option grants to new and existing employees. The increase in direct marketing expense was due primarily to increased marketing and promotional materials, trade shows and market research for Afirma and, to a lesser extent, lung-related marketing expenses. The increase in other expense was primarily due to consulting expenses and an increase in information technology and facilities expenses that were related to sales and marketing activities.

General and administrative

	Three Months Ended June 30,		Dollar	%
	2015	2014	Change	Change
	(In thousands)
General and administrative expense:
Personnel related expense	$2,664	$1,891	$773	41%
Stock-based compensation expense	811	513	298	58%
Professional fees expense	1,032	868	164	19%
Rent and other facilities expense	618	378	240	63%
Other expense	411	278	133	48%
Total	$5,536	$3,928	$1,608	41%

General and administrative expense increased $1.6 million, or 41%, for the three months ended June 30, 2015 compared to the same period in 2014. The increase in personnel related expense was primarily due to a 20% increase in headcount at June 30, 2015 as compared to June 30, 2014. The increase in stock-based compensation expense was primarily due to option grants to new and existing employees. The increase in professional fees includes higher accounting, audit, legal and other corporate expenses including insurance. The increase in rent and other facilities expense is largely due to our new headquarters building being expensed to general and administrative prior to the space being utilized. The increase in other expense was due primarily to an increase in consulting expense of approximately $0.3 million, partially offset by decreases in information technology and facilities allocations as a result of increased headcount in other functions.

Intangible asset amortization

Intangible asset amortization began in April 2015 when we launched Percepta and as a result reclassified the indefinite-lived intangible asset to a finite-lived intangible asset.  The finite-lived intangible asset with a cost of $16.0 million is being amortized over 15 years, using the straight-line method. Intangible asset amortization of $267,000 was recorded in the three months ended June 30, 2015.

Interest expense

Interest expense decreased $23,000 for the three months ended June 30, 2015 compared to the same period in 2014 reflecting the debt modification under the amended loan and security agreement entered into in December 2014.

Other income, net

Other income, net, increased $9,000 for the three months ended June 30, 2015 compared to the same period in 2014 primarily due to interest income received from payers and lower amortization of debt issuance costs.

Comparison of the Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,		Dollar	%
	2015	2014	Change	Change
	(In thousands except GECs processed)
Statements of Operations Data:
Revenue	$23,126	$16,153	$6,973	43%
Operating expense:
Cost of revenue	9,705	7,573	2,132	28%
Research and development	5,890	4,369	1,521	35%
Selling and marketing	12,557	9,437	3,120	33%
General and administrative	11,334	7,910	3,424	43%
Intangible asset amortization	267	—	267	—
Total operating expenses	39,753	29,289	10,464	36%
Loss from operations	(16,627)	(13,136)	(3,491)	27%
Interest expense	(177)	(224)	47	-21%
Other income, net	58	31	27	87%
Net loss and comprehensive loss	$(16,746)	$(13,329)	$(3,417)	26%
Other Operating Data:
GECs processed	8,778	6,549	2,229	34%

Revenue

Revenue increased $7.0 million, or 43%, for the six months ended June 30, 2015 compared to the same period in 2014.  The increase was primarily due to increased adoption of Afirma, additional payers meeting our revenue recognition criteria for accrual and, to a lesser extent, increased collections. For the six months ended June 30, 2015 compared to the same period in 2014, revenue recognized when cash was received was unchanged at approximately $11.1 million while revenue recognized on an accrual basis increased by approximately $7.0 million, or 140%, to $12.0 million.

Cost of revenue

Cost of revenue increased $2.1 million, or 28%, for the six months ended June 30, 2015 compared to the same period in 2014. The increase was primarily due to an increase in variable costs that are directly related to the increase in the number of GEC and cytology samples processed, offset in part by continuing refinements in our testing process and economies of scale related to the increase in samples processed. GECs processed increased by 2,229, or 34%, to 8,778 in the six months ended June 30, 2015 compared to the same period in 2014. FNAs received increased by 6,470, or 21%, to 37,301 in the same periods.

Research and development

	Six Months Ended June 30,		Dollar	%
	2015	2014	Change	Change
	(In thousands)
Research and development expense:
Personnel related expense	$2,917	$2,065	$852	41%
Stock-based compensation expense	595	262	333	127%
Direct R&D expense	1,328	1,214	114	9%
Other expense	1,050	828	222	27%
Total	$5,890	$4,369	$1,521	35%

Research and development expense increased $1.5 million, or 35%, for the six months ended June 30, 2015 compared to the same period in 2014. The increase in personnel related expense was primarily due to a 29% increase in headcount at June 30, 2015 as compared to June 30, 2014. The increase in stock-based compensation expense reflects option grants to new and existing employees. The increase in direct R&D expense was primarily due to increased clinical expenses.  Other expense increased primarily as a result of increased information technology and facilities expenses that were related to research and development activities.

Selling and marketing

	Six Months Ended June 30,		Dollar	%
	2015	2014	Change	Change
	(In thousands)
Selling and marketing expense:
Genzyme co-promotion expense, net	$2,422	$4,229	$(1,807)	-43%
Personnel related expense	5,916	3,455	2,461	71%
Stock-based compensation expense	590	285	305	107%
Direct marketing expense	1,582	598	984	165%
Other expense	2,047	870	1,177	135%
Total	$12,557	$9,437	$3,120	33%

Selling and marketing expense increased $3.1 million, or 33%, for the six months ended June 30, 2015 compared to the same period in 2014. The decrease in Genzyme co-promotion expense, net, reflects a reduction in the co-promotion percentage rate payable to Genzyme in the first six months of 2015 as compared to the first six months of 2014 under the Co-promotion Agreement with Genzyme, amended in November 2014, partially offset by growth in cash collections. The increase in personnel related expense was primarily due to a 52% increase in headcount of our sales and marketing team at June 30, 2015 as compared to June 30, 2014. The increase in stock-based compensation expense reflects option grants to new and existing employees. The increase in direct marketing expense was due primarily to increased marketing and promotional materials, trade shows and market research for Afirma and, to a lesser extent, lung-related marketing expenses. The increase in other expense was primarily due to an increase in consulting expenses and, to a lesser extent, an increase in information technology and facilities expenses that were related to sales and marketing activities.

General and administrative

	Six Months Ended June 30,		Dollar	%
	2015	2014	Change	Change
	(In thousands)
General and administrative expense:
Personnel related expense	$5,214	$3,808	$1,406	37%
Stock-based compensation expense	1,495	797	698	88%
Professional fees expense	2,730	2,040	690	34%
Rent and other facilities expense	1,025	742	283	38%
Other expense	870	523	347	66%
Total	$11,334	$7,910	$3,424	43%

General and administrative expense increased $3.4 million, or 43%, for the six months ended June 30, 2015 compared to the same period in 2014. The increase in personnel related expense was primarily due to a 20% increase in headcount at June 30, 2015 as compared to June 30, 2014. The increase in stock-based compensation expense was primarily due to option grants to new and existing employees. The increase in professional fees includes higher accounting, audit, legal and other corporate expenses including insurance. The increase in rent and other facilities expense is largely due to our new headquarters building being expensed to general and administrative prior to the space being utilized. The increase in other expense was due primarily to an increase in consulting expense of approximately $0.6 million partially offset by decreases in information technology and facilities allocations as a result of increased headcount in other functions.

Intangible asset amortization

Intangible asset amortization began in April 2015 when we launched Percepta and as a result reclassified the indefinite-lived intangible asset to a finite-lived intangible asset.  The finite-lived intangible asset with a cost of $16.0 million is being amortized over 15 years, using the straight-line method. Intangible asset amortization was $267,000 for the six months ended June 30, 2015.

Interest expense

Interest expense decreased $47,000 for the six months ended June 30, 2015 compared to the same period in 2014 reflecting the debt modification under the amended loan and security agreement entered into in December 2014.

Other income, net

Other income, net, increased $27,000 for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to interest income received from payers and lower amortization of debt issuance costs.

Liquidity and Capital Resources

We have incurred net losses since our inception. For the six months ended June 30, 2015 and the year ended December 31, 2014, we had a net loss of $16.7 million and $29.4 million, respectively, and we expect to incur additional losses in 2015 and in future years. As of June 30, 2015, we had an accumulated deficit of $131.8 million. We may never achieve revenue sufficient to offset our expenses.

On April 28, 2015, we issued and sold 4,907,975 shares of our common stock in a private placement, at a price of $8.15 per share.  We received $37.3 million in net proceeds, after deducting expenses payable by us of $2.7 million.

In June 2015, we filed a universal shelf registration statement with the Securities and Exchange Commission which provides us the ability to offer for sale up to $125.0 million of securities in a primary offering, including common stock, preferred stock, debt securities, depositary shares and rights.  This shelf registration statement provides us the ability, within the $125.0 million, to offer for sale up to $25.0 million of our common stock at market prices pursuant to the terms of a Controlled Equity Sales Agreement. Approximately $0.2 million of costs associated with this registration statement have been deferred in other current assets as of June 30, 2015.

We believe our existing cash and cash equivalents of $51.0 million as of June 30, 2015 and our revenue from the sale of Afirma during the next 12 months will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

From inception through June 30, 2015, we have received $191.8 million in net proceeds from various sources to finance our operations, including net proceeds of $78.6 million from sales of our preferred stock, net proceeds of $59.2 million from our initial public offering, or IPO, net proceeds of $37.3 million from our sale of common stock in a private placement, $10.0 million from the Genzyme co-promotion agreement, net borrowings of $4.9 million under our loan and security agreement, and $1.8 million from the exercise of stock options.

In June 2013, we entered into a loan and security agreement, or the Original Loan, with a financial institution. The Original Loan provided for term loans of up to $10.0 million in aggregate. We drew down $5.0 million in funds under the agreement in June 2013, and did not draw the remaining $5.0 million on or before the expiration date of March 31, 2014. We were required to repay the outstanding principal in 30 equal installments beginning 18 months after the date of the borrowing, and the loan was due in full in June 2017. The Original Loan had an interest rate of 6.06% per annum, carried prepayment penalties of 2.25% and 1.50% for prepayment within one and two years, respectively, and 0.75% thereafter.

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

Loans drawn under the Original Loan and the Amended Loan were used for working capital and general corporate purposes. Our obligations under the Amended Loan are secured by a security interest on substantially all of our assets, excluding our intellectual property and certain other assets. The Amended Loan contains customary conditions related to borrowing, events of default, and covenants, including covenants limiting our ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions. The Amended Loan also allows the lender to call the debt in the event there is a material adverse change in our business or financial condition. We are required to be in compliance with a minimum liquidity or minimum revenue covenant. As of June 30, 2015, we were in compliance with all covenants.

In September 2014, we acquired Allegro Diagnostics Corp., or Allegro, to accelerate our entry into pulmonology, our second planned clinical area. Allegro was focused on the development of genomic tests to improve the preoperative diagnosis of lung cancer. In conjunction with the acquisition, we issued 964,377 shares of our common stock, paid $2.7 million in cash, settled in cash outstanding indebtedness of Allegro totaling $4.3 million, and paid severance and bonus to Allegro personnel of $1.2 million.

We expect that our near- and longer-term liquidity requirements will continue to consist of selling and marketing expenses, research and development expenses, working capital, and general corporate expenses associated with the growth of our business. However, we may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to generate revenue to finance our cash requirements, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. The credit market and financial services industry have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing. If we are not able to secure additional funding when needed, on acceptable terms, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to us.

The following table summarizes our cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash used in operating activities	$(20,333)	$(12,664)
Cash used in investing activities	(1,385)	(904)
Cash provided by financing activities	37,749	346

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2015 was $20.3 million. The net loss of $16.7 million includes non-cash charges of $0.9 million in amortization of the deferred fee received from Genzyme, offset primarily by $2.7 million of stock-based compensation expense and $1.0 million of depreciation and amortization. Cash used as a result in changes in operating assets and liabilities of $6.5 million was primarily due to a $5.2 million decrease in accounts payable and accrued liabilities resulting from the timing of payments, and increases in accounts receivable, prepaid expenses and other current assets and supplies inventory of $1.3 million.

Cash used in operating activities for the six months ended June 30, 2014 was $12.7 million. The net loss of $13.3 million reflects non-cash charges of $1.3 million in amortization of the deferred fee received from Genzyme, offset primarily by $1.4 million of stock-based compensation expense, $0.5 million of depreciation and amortization, and $0.1 million in debt interest and deferred financing costs amortization and debt balloon interest expense. Cash used as a result of changes in operating assets and liabilities of $0.1 million was primarily due to a $1.0 million net increase in supplies inventory and accounts receivable due to increases in Afirma adoption, offset by a $0.9 million net increase in accounts payable and accrued liabilities resulting from the timing of payments.

Cash Flows from Investing Activities

Cash used in investing activities, primarily related to the acquisition of property and equipment, was $0.9 million and $0.9 million for the six months ended June 30, 2015 and 2014, respectively. Additionally, for the six months ended June 30, 2015, we restricted additional cash of $0.5 million, consisting of $0.6 million  in conjunction with collateral for an irrevocable standby letter of credit as security for our new headquarters, offset by approximately $0.1 million of cash used to pay down liabilities associated with the acquisition of Allegro.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2015 of $37.7 million consisted of $37.3 million net proceeds from our sale of common stock in a private placement and $0.5 million of cash we received from the exercise of options to purchase our common stock. Cash provided by financing activities for the six months ended June 30, 2014 of $0.3 million consisted of cash we received from the exercise of options to purchase our common stock, net of $0.1 million of IPO-related disbursements.

Contractual Obligations

Except for the lease signed in April 2015 described below, during the three months ended June 30, 2015, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2014.

On April 29, 2015, we signed a non-cancelable lease agreement for approximately 59,000 square feet to serve as our new South San Francisco headquarters and laboratory facilities. The lease begins in June 2015 and ends in March 2026 and contains extension of lease term and expansion options. In conjunction with this lease, the landlord is providing funding of approximately $3.3 million for tenant improvements. We currently estimate we will invest an additional approximate $3.5 million in our new facility. As of June 30, 2015, we had recorded approximately $0.1 million as a receivable from the landlord. Upon signing the lease, we provided $0.6 million in the form of a letter of credit held as security for the lease. The lease for our current South San Francisco headquarters and laboratory facilities expires on March 31, 2016.

The following table summarizes the rent payment obligations under our non-cancelable operating leases as of June 30, 2015:  (in thousands):

July through December 31, 2015	$500
2016 - 2017	3,964
2018 - 2019	4,128
Thereafter	14,038
Total	$22,630

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Adoption is permitted as early as the first quarter of fiscal 2017 and is required for us in the first quarter of fiscal 2018. We have not yet selected a transition method and are currently evaluating the effect that the updated standard may have on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, to require debt issuance costs to be presented as an offset against debt outstanding. The ASU is effective for interim and annual periods beginning after December 15, 2015. Adoption of the ASU is retrospective to each prior period presented. We do not anticipate that the adoption of the ASU will have a material impact on our condensed consolidated balance sheets.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $51.0 million as of June 30, 2015 which consisted of bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited interim condensed consolidated financial statements.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1A.  Risk Factors

Risks Related to Our Business

We are an early-stage company with a history of losses, and we expect to incur net losses for the foreseeable future and may never achieve or sustain profitability.

We have incurred net losses since our inception. For the six months ended June 30, 2015 and the year ended December 31, 2014, we had a net loss of $16.7 million and $29.4 million, respectively, and we expect to incur additional losses in 2015 and in future years. As of June 30, 2015, we had an accumulated deficit of $131.8 million. We may never achieve revenue sufficient to offset our expenses. Over the next several years, we expect to continue to devote substantially all of our resources to increase adoption of, and reimbursement for, our Afirma test, as well as our lung cancer test, Percepta, which we launched in April 2015, as well as the development of additional tests we plan to commercialize, including our test for Idiopathic Pulmonary Fibrosis, or IPF. We may never achieve or sustain profitability, and our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

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

Revenue for tests performed on patients covered by Medicare,  UnitedHealthcare and Aetna was 26%, 14% and 9%, respectively, of our revenue for the six months ended June 30, 2015, compared with 28%, 16% and 11%, respectively, in the six months ended June 30, 2014. The percentage of our revenue derived from significant payers is expected to fluctuate from period to period as our revenue increases, as additional payers provide reimbursement for our tests or if one or more payers were to stop reimbursing for our tests. Effective January 2012, Palmetto GBA, the regional Medicare administrative contractor, or MAC, that handled claims processing for Medicare services with jurisdiction at that time, issued coverage and payment determinations for the GEC. On a five-year rotational basis, Medicare requests bids for its regional MAC services. Any future changes, in the MAC processing or coding for Medicare claims for the Afirma GEC could result in a change in the coverage or reimbursement rates for such products, or the loss of coverage.

Although we have entered into contracts with certain third-party payers which  establish in-network allowable rates of reimbursement for our Afirma tests, payers may suspend or discontinue reimbursement at any time, may require or increase co-payments from patients, or may reduce the reimbursement rates paid to us. Any such actions could have a negative effect on our revenue.

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

We do not have a contracted rate of reimbursement with many payers for Afirma, and we do not have any contracted reimbursement with respect to Percepta. Without a contracted rate for reimbursement, our claims are often denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. In cases where there is not a contracted rate for reimbursement, there is typically a greater patient co-insurance or co-payment requirement which may result in further delay or decreased likelihood of collection. Payers may attempt to recoup prior payments after review, sometimes after significant time has passed, which would impact future revenue.

We expect to continue to focus substantial resources on increasing adoption of and coverage and reimbursement for the Afirma test. We believe it may take several years to achieve coverage and contracted reimbursement with a majority of third-party payers. However, we cannot predict whether, under what circumstances, or at what payment levels payers will reimburse for our test. In addition, the Afirma Malignancy Classifiers, launched in May 2014, and Percepta, launched in April 2015, and any other new tests we may develop in the future will require that we expend substantial time and resources in order to obtain reimbursement. Also, payer consolidation is underway and creates uncertainty as to whether coverage and contracts with existing payers will survive. Our failure to establish broad adoption of and reimbursement for our tests, or our inability to maintain existing reimbursement from payers, will negatively impact our ability to generate revenue and achieve profitability, as well as our future prospects and our business.

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

In February 2015, we entered into an Ex-U.S. Co-promotion Agreement with Genzyme for the promotion of the Afirma GEC test with exclusivity in five countries outside the United States initially and in other countries agreed to from time to time. The term of the agreement is January 1, 2015 and continues until December 31, 2019, with extension of the agreement possible upon agreement of the parties.  Country-specific terms have been established under this agreement for Brazil and Singapore and a right of first negotiation has been established for Canada, the Netherlands and Italy. We will pay Genzyme 25% of net revenue from the sale of the Afirma GEC test in Brazil and Singapore over a five-year period commencing January 1, 2015. Beginning in the fourth year of the agreement, if we terminate the agreement for convenience, we may be required to pay a termination fee contingent on the number of GEC billable results generated. If Genzyme does not commit the necessary resources to market and sell the Afirma GEC test outside the United States to the level of our expectations, or if they terminate the agreement, we may not realize the benefits of this relationship and our ability to generate revenue in the future may be harmed.

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

We rely on sole suppliers, such as NuGEN Technologies, Inc., Affymetrix, Inc. and Thermo Fischer Scientific, Inc., for critical supply of reagents, equipment, chips and other materials that we use to perform our tests. We also purchase components used in our collection kits from sole-source suppliers. Some of these items are unique to these suppliers and vendors. In addition, we utilize a sole source to assemble and distribute our sample collection kits. While we have developed alternate sourcing strategies for these materials and vendors, we cannot be certain whether these strategies will be effective or the alternative sources will be available when we need them. If these suppliers can no longer provide us with the materials we need to perform the tests and for our collection kits, if the materials do not meet our quality specifications, or if we cannot obtain acceptable substitute materials, an interruption in test processing could occur and we may not be able to deliver patient reports. Any such interruption may significantly affect our future revenue, cause us to incur higher costs, and harm our customer relationships and reputation. In addition, in order to mitigate these risks, we maintain inventories of these supplies at higher levels than would be the case if multiple sources of supply were available. If our test volume decreases, we may hold excess inventory with expiration dates that occur before use which would adversely affect our losses and cash flow position.

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

As demand for Afirma grows, and as we commercialize new products such as the Percepta test, we will need to continue to scale our testing capacity and processing technology, expand customer service, billing and systems processes and enhance our internal quality assurance program. We will also need additional certified laboratory scientists and other scientific and technical personnel to process higher volumes of our tests. We cannot assure you that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available. Failure to implement necessary procedures, transition to new processes or hire the necessary personnel could result in higher costs of processing tests, quality control issues or inability to meet demand. There can be no assurance that we will be able to perform our testing on a timely basis at a level consistent with demand, or that our efforts to scale our operations will not negatively affect the quality of test results. If we encounter difficulty meeting market demand or quality standards, our reputation could be harmed and our future prospects and our business could suffer.

If the FDA were to begin regulating our tests, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval.

Clinical laboratory tests like our tests are regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, as well as by applicable state laws. Most laboratory developed tests, or LDTs, are not currently subject to FDA regulation, although reagents, instruments, software or components provided by third parties and used to perform LDTs may be subject to regulation. Although the FDA has never defined what qualifies as an LDT, we believe that the Afirma and Percepta tests are LDTs. FDA currently exercises its enforcement discretion for LDTs. In October 2014, the FDA published draft guidance documents describing the framework by which they might regulate LDTs. The framework is similar to the guidance they issued previously. There is no timeframe in which the FDA must issue final guidance documents.

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

Some of the materials we use for the Afirma and Percepta tests and that we may use for future products are labeled for research use only. In November 2013, the FDA finalized guidance regarding the sale and use of products labeled for research or investigational use only. Among other things, the guidance advises that the FDA continues to be concerned about distribution of research- investigational-use only products intended for clinical diagnostic use and that the manufacturer’s objective intent for the product’s intended use will be determined by examining the totality of circumstances, including advertising, instructions for clinical interpretation, presentations that describe clinical use, and specialized technical support, surrounding the distribution of the product in question. The FDA has advised that if evidence demonstrates that a product is inappropriately labeled for research-investigational- use only, the device would be misbranded and adulterated within the meaning of the Federal Food, Drug and Cosmetic Act. Some of the reagents, instruments, software or components obtained by us from suppliers for use in our products are currently labeled as research-use only products. If the FDA were to undertake enforcement actions, some of our suppliers might cease selling research use only products to us, and any failure to obtain an acceptable substitute could significantly and adversely affect our business, financial condition and results of operations, including increasing the cost of testing or delaying, limiting or prohibiting the purchase of reagents, instruments, software or components necessary to perform testing.

If we are unable to compete successfully, we may be unable to increase or sustain our revenue or achieve profitability.

Our principal competition for our tests comes from traditional methods used by physicians to diagnose and manage patient care decisions. For example, with our Afirma test, practice guidelines in the United States have historically recommended that patients with indeterminate diagnoses from cytopathology results be considered for surgery to remove all or part of the thyroid to rule out cancer. This practice has been the standard of care in the United States for many years, and we need to continue to educate physicians about the benefits of the Afirma test to change clinical practice. The same will be true for Percepta.

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

In addition, our research and development programs and commercial laboratory operations depend on our ability to attract and retain highly skilled scientists. We may not be able to attract or retain qualified scientists and technicians in the future due to the intense competition for qualified personnel among life science businesses, particularly in the San Francisco Bay Area. Our success in the development and commercialization of advanced diagnostics requires a significant medical and clinical staff to conduct studies and educate physicians and payers on the merits of our tests in order to achieve adoption and reimbursement. We are in a highly competitive industry to attract and retain this talent. As a public company located in the San Francisco Bay Area, we face intense competition for highly skilled finance and accounting personnel. If we are unable to attract and retain finance and accounting personnel experienced in public company financial reporting, we risk being unable to close our books and file our public documents on a timely basis. Additionally, our success depends on our ability to attract and retain qualified sales people. During 2014, we significantly expanded our sales force for Afirma and will continue to do so, to a lesser extent, in 2015. There can be no assurance that they will be successful in maintaining and growing the business. As we plan to further increase our sales channels for new tests such as Percepta, we may have difficulties locating and recruiting additional sales personnel or retaining qualified salespeople, which could cause a delay or decline in the rate of adoption of our tests. Finally, our business requires specialized capabilities in reimbursement, billing, and other areas and there may be a shortage of qualified individuals. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to support our research and development, clinical laboratory, sales and reimbursement, billing and finance efforts. All of our employees are at will, which means that either we or the employee may terminate their employment at any time. We do not carry key man insurance for any of our employees.

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

•                  differences in coverage and in information and billing requirements among payers, including the need for prior authorization and/or advanced notification;

•                  the effect of patient co-payments or co-insurance;

•                  changes to billing codes used for our tests;

•                  incorrect or missing billing information; and

•                  the resources required to manage the billing and claims appeals process.

Standard industry billing codes, known as CPT codes, that we use to bill for cytopathology do not exist for our proprietary molecular diagnostic tests. Therefore, until such time that we are awarded and are able to use a designated CPT code specific to our tests, we use “miscellaneous” codes for claim submissions. These codes can change over time. When codes change, there is a risk of an error being made in the claim adjudication process. These errors can occur with claims submission, third-party transmission or in the processing of the claim by the payer. Claim adjudication errors may result in a delay in payment processing or a reduction in the amount of the payment received. Coding changes, therefore, may have an adverse effect on our revenues. Even when we receive a designated CPT code specific to our tests, there can be no assurance that payers will recognize these codes in a timely manner or that the process to transitioning to such a code will not result in errors or delays in payments.  A specific CPT code for the GEC was published by the American Medical Association in early 2015. It is anticipated that the code will become effective by January 1, 2016. There can be no assurance that we or our customers who bill will not face issues as the new code is utilized, which could have an adverse effect on our collection rates, revenue, and cost of collecting.

As we introduce new tests, such as Percepta, we will need to add new codes to our billing process as well as our financial reporting systems. Failure or delays in effecting these changes in external billing and internal systems and processes could negatively affect our revenue and cash flow.

In October 2015, the Centers for Medicare and Medicaid Services, or CMS, will replace the ICD-9 code set with the ICD-10 code set.  The transition will require ordering physicians to submit ICD-10 codes along with their requisitions for our tests with FNA samples. If physicians do not send proper coding with requisitions, electronic billing systems are not prepared for the transition, or payers have not upgraded their systems to appropriately pay claims with the new codes, we may experience delays in collecting payments, which would impact our revenue recognized on a cash basis, and our cash position.

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

We have enhancements to our current Afirma offering and other diagnostic solutions under development that will require us to devote considerable resources to research and development. There can be no assurance that we will be able to identify other diseases that can be effectively addressed with our molecular cytology platform. In addition, if we identify such diseases, we may not be able to develop products with the diagnostic accuracy necessary to be clinically useful and commercially successful. We may face challenges obtaining sufficient numbers of samples to validate a genomic signature for a molecular diagnostic product. We have recently launched the Percepta test and are in the process of developing a test for interstitial lung disease, specifically IPF. We still must complete clinical utility studies of Percepta in order to obtain reimbursement, which studies are currently underway. Our product for interstitial lung diseases may not be fully developed and introduced as planned in 2016.

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

We are also required to maintain state licenses to conduct testing in our laboratories. California, New York, Texas, among other states’ laws, require that we maintain a license and establish standards for the day-to-day operation of our clinical reference laboratories, including the training and skills required of personnel and quality control matters. In addition, both of our clinical reference laboratories are required to be licensed on a test-specific basis by New York State. We have received approval for the Afirma tests we currently offer, but will need to obtain approval for the Percepta test and any other tests we may offer in the future. New York law also mandates proficiency testing for laboratories licensed under New York state law, regardless of whether such laboratories are located in New York. Several other states require that we hold licenses to test samples from patients in those states. Other states may have similar requirements or may adopt similar requirements in the future. If we were to lose our CLIA certificate or California license for our South San Francisco laboratory, whether as a result of revocation, suspension or limitation, we would no longer be able to perform the GEC, which would eliminate our primary source of revenue and harm our business. If we were to lose our CLIA certificate for our Austin laboratory, we would need to move the receipt and storage of FNAs, as well as the slide preparation for cytopathology, to South San Francisco, which could result in a delay in processing tests during that transition and increased costs. If we were to lose our licenses issued by New York or by other states where we are required to hold licenses, we would not be able to test specimens from those states. New tests we may develop may be subject to new approvals by regulatory bodies such as New York State, and we may not be able to offer our new tests until such approvals are received.

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

In April 2014, the President signed the Protecting Access to Medicare Act of 2014, or PAMA, which included a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS would report, beginning January 1, 2016, and then on an every three year basis thereafter (or annually for “advanced diagnostic laboratory tests”), private payer payment rates and volumes for their tests. CMS will use the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume-weighted median of the private payer payment rates for the tests. The payment rates calculated under PAMA will be effective starting January 1, 2017. Any reductions to payment rates resulting from the new methodology are limited to 10% per test per year in each of the years 2017 through 2019 and to 15% per test per year in each of 2020 through 2022. Although CMS has not yet issued regulations to implement PAMA, we believe our Afirma GEC as well as our Percepta test would be considered an advanced diagnostic laboratory test. Further rule-making from CMS will define the time period and data elements evaluated on an annual basis to set reimbursement rates for tests like ours.

PAMA also requires CMS to issue unique Health Care Common Procedure Coding System, or HCPCS code, to advanced diagnostic laboratory tests by January 1, 2016 for tests that were paid under the Medicare program prior to passage of the Act. In March 2015, we were issued a unique Tier1 CPT code that could impact reimbursement of the Afirma GEC in the future. Under PAMA, new advanced diagnostic laboratory tests paid by Medicare after the date of passage of PAMA will also receive unique HCPCS codes impacting private payer reimbursement of future tests we may commercialize.

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

Our operations are subject to other extensive federal, state, local, and foreign laws and regulations, all of which are subject to change. These laws and regulations currently include, among others:

•                  the Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which established comprehensive federal standards with respect to the privacy and security of protected health information and requirements for the use of certain standardized electronic transactions, and amendments made in 2013 to HIPAA under the Health Information Technology for Economic and Clinical Health Act, or HITECH, which strengthen and expand HIPAA privacy and security compliance requirements, increase penalties for violators, extend enforcement authority to state attorneys general, and impose requirements for breach notification;

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

•                  natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and

•                  regulatory and compliance risks that relate to maintaining accurate information and control over activities that may fall within the purview of the Foreign Corrupt Practices Act of 1977, including both its books and records provisions and its anti-bribery provisions.

Any of these factors could significantly harm our future international expansion and operations and, consequently, our revenue and results of operations.

If we are sued for product liability or errors and omissions liability, we could face substantial liabilities that exceed our resources.

The marketing, sale and use of our current or future tests could lead to product liability claims if someone were to allege that the tests failed to perform as they were designed. We may also be subject to liability for errors in the results we provide to physicians or for a misunderstanding of, or inappropriate reliance upon, the information we provide. Our Afirma GEC is performed on FNA samples that are diagnosed as indeterminate by standard cytopathology review. We report results as benign or suspicious to the prescribing physician. Under certain circumstances, we might report a result as benign that later proves to have been malignant. This could be the result of the physician having poor nodule sampling in collecting the FNA, performing the FNA on a different nodule than the one that is malignant or failure of the GEC to perform as intended. We may also be subject to similar types of claims related to our Afirma Malignancy Classifiers and Percepta, as well as tests we may develop in the future. A product liability or errors and omissions liability claim could result in substantial damages and be costly and time consuming for us to defend. Although we maintain product liability and errors and omissions insurance, we cannot assure you that our insurance would fully protect us from the financial impact of defending against these types of claims or any judgments, fines or settlement costs arising out of any such claims. Any product liability or errors and omissions liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could cause injury to our reputation or cause us to suspend sales of our products and solutions. The occurrence of any of these events could have an adverse effect on our business and results of operations.

If our laboratory in South San Francisco becomes inoperable due to an earthquake or either of our laboratories becomes inoperable for any other reason, we will be unable to perform our testing services and our business will be harmed.

We perform all of the Afirma GEC testing at our laboratory in South San Francisco, California. Our laboratory in Austin, Texas accepts and stores substantially all FNA samples pending transfer to our California laboratory for Afirma GEC processing. We have commenced Percepta testing in our South San Francisco laboratory as well. The laboratories and equipment we use to perform our tests would be costly to replace and could require substantial lead time to replace and qualify for use if they became inoperable. Either of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding and power outages, which may render it difficult or impossible for us to perform our testing services for some period of time or to receive and store samples. The inability to perform our tests for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

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

We expect capital expenditures and operating expenses to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. We may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third-party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to our company.

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

We apply for and in-license patents covering our products and technologies and uses thereof, as we deem appropriate, however we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. We have seven issued patents that expire between 2029 and 2032 related to methods used in the Afirma diagnostic platform, in addition to seven pending U.S. utility patent applications, three U.S. provisional applications and one PCT application. Some of these U.S. utility patent applications have pending foreign counterparts. We also exclusively licensed intellectual property, including rights to one issued patent that will expire in 2031 and three pending U.S. utility patent applications in the thyroid space that would expire between 2030 and 2033 once issued, related to methods that are used in the Afirma diagnostic test, some of which have foreign counterparts. In the lung diagnostic space, we exclusively license intellectual property rights to seven pending patent applications and one issued patent in the United States and abroad. Patents issuing from the licensed portfolio will expire between 2024 and 2028. In addition, we own a PCT application related to our Percepta test. We also own two applications related to other lung diseases, and a pending U.S. application, two ex-U.S. applications, and two provisional U.S. applications related to our interstitial lung disease test under development. Any patents granted from the current lung cancer patent applications will expire from 2032 to 2034 and those from the interstitial lung disease patent applications will expire from 2034 to 2036. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. We may not be successful in defending any challenges made against our patents or patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents and increased competition to our business. The outcome of patent litigation can be uncertain and any attempt by us to enforce our patent rights against others may not be successful, or, if successful, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business.

The patent positions of life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in such companies’ patents has emerged to date in the United States or elsewhere. Courts frequently render opinions in the biotechnology field that may affect the patentability of certain inventions or discoveries, including opinions that may affect the patentability of methods for analyzing or comparing nucleic acids.

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

As of August 3, 2015, directors and executive officers and their affiliates beneficially owned, in the aggregate, 38% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third-party from acquiring control over us.

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

Item 6. Exhibits

Exhibit Number	Description
10.1#	Veracyte, Inc. Employee Stock Purchase Plan
10.2	Office Building Lease By and Between American Fund US Investments L.P. and the Registrant dated April 29, 2015.
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
32.2**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

# Indicates management contract or compensating plan or arrangement

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

Date: August 13, 2015

VERACYTE, INC.

	By:	/s/ Shelly D. Guyer
Shelly D. Guyer
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Number	Description
10.1#	Veracyte, Inc. Employee Stock Purchase Plan
10.2	Office Building Lease By and Between American Fund US Investments L.P. and the Registrant dated April 29, 2015.
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
32.2**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

# Indicates management contract or compensating plan or arrangement.

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