Form 10-K/A
period 2014-12-31
VERACYTE, INC.
filed 2015-09-25
CIK 1384101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

(Registrant’s Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
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

The number of shares of the registrant’s Common Stock outstanding as of March 2, 2015 was 22,551,242.

DOCUMENTS INCORPORATED BY REFERENCE

Item 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2015 Annual Meeting of Stockholders to be held on May 18, 2015.

EXPLANATORY NOTE

Veracyte, Inc. (“we”, “our” or the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 24, 2015 (the “Original Filing”). This Amendment is being filed solely to revise the Company’s filing status on the cover page hereof, to revise the disclosure in Part II, Item 9A. Controls and Procedures — Evaluation of Disclosure Controls and Procedures, and to include new certifications of the Chief Executive Officer and Chief Financial Officer, respectively, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment No. 1 does not otherwise amend or update any exhibit to or disclosure set forth in the Original Filing.

i

PART II

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. After that evaluation, we subsequently determined that we were an accelerated filer as of December 31, 2014 and that, as a result, our Annual Report on Form 10-K was filed late. Our Chief Executive Officer and Chief Financial Officer have re-evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that re-evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that our Annual Report on Form 10-K would be filed within the period specified in the SEC rules and forms, in particular those relating to our filing status and related deadlines. We have made refinements to the process by which we assess our filing status and the related filing deadlines for our Forms 10-K and 10-Q, and communicate such status and filing deadlines to the persons responsible for preparation of such Forms. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the date of this Annual Report on Form 10-K/A.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria established in Internal Control—Integrated Framework (“1992 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation using those criteria, our management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

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
2.1

Agreement and Plan of Merger, dated September 4, 2014, by and among Veracyte, Inc., Full Moon Acquisition, Inc., Allegro Diagnostics Corp., Andrey Zarur, as the Stockholders’ Agent, Kodiak Venture Partners III, L.P., Kodiak III Entrepreneurs Fund, L.P. and Catalyst Health Ventures L.P. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2014 filed November 13, 2014).

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed November 8, 2013).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed November 8, 2013).
4.1

Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

4.2

Second Amended and Restated Investors Rights Agreement, dated November 6, 2012, between the Registrant and certain investors (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

4.3

Amendment to Second Amended and Restated Investors Rights Agreement, dated June 14, 2013, between the Registrant and certain investors (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

10.1#

Form of Indemnification Agreement between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

10.2#

2008 Stock Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

10.3#

2013 Stock Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

10.4

Lease Agreement dated as of February 10, 2010 between ARE-San Francisco No 17, LLC and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

10.5

First Amendment to Lease Agreement entered into as of July 11, 2012 between ARE-San Francisco No 17, LLC and the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

Exhibit Number	Description
10.6

Lease Agreement between Riata Holdings, L.P., as landlord, and the Registrant, as tenant, dated November 28, 2012 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

10.7

First Amendment to Lease Agreement dated as of January 7, 2014 by and between Riata Holdings, L.P. and the Registrant (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed March 20, 2014).

10.8†

Co-promotion Agreement dated as of January 18, 2012 between Genzyme Corporation and the Registrant (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

10.9

Amendment to Co-promotion Agreement, effective April 9, 2013, between Genzyme Corporation and the Registrant (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

10.10

Loan and Security Agreement dated as of June 26, 2013 between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

10.11#

Employment Agreement, dated as of February 15, 2008, between Bonnie Anderson and the Registrant (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333- 191282), as amended, declared effective on October 29, 2013).

10.12#

Amendment to Bonnie Anderson Employment Agreement, dated as of December 22, 2008, between Bonnie Anderson and the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

10.13#

Amendment No. 2 to Bonnie Anderson Employment Agreement, effective as of March 11, 2009, between Bonnie Anderson and the Registrant (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

10.14#

Change of Control and Severance Agreement, effective as of August 24, 2012, between Bonnie Anderson and the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

10.15#

Change of Control and Severance Agreement, effective as of August 24, 2012, between Christopher Hall and the Registrant (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

10.16#

Change of Control and Severance Agreement, effective as of April 8, 2013, between Shelly Guyer and the Registrant (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

10.17	Reserved.
10.18#

Offer Letter dated as of April 8, 2013 with Shelly D. Guyer (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

10.19#

Offer Letter dated as of January 28, 2010 with Christopher M. Hall (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013.

10.20†

Pathology Services Agreement dated as of November 12, 2010 between Brazos Valley Pathology, P.A. D/B/A Reitpath and the Registrant (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

10.21

Approval of the Registrant to the Assignment of the Pathology Services Agreement with Brazos Valley Pathology to Thyroid Cytopathology Partners, P.A. as of May 18, 2011 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

10.22

First Amendment to Pathology Services Agreement dated as of December 19, 2012 between Thyroid Cytopathology Partners, P.A. and the Registrant (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

10.23

Second Amendment to Pathology Services Agreement dated as of January 1, 2014 by and between the Registrant and Thyroid Cytopathology Partners, P.A. (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed March 20, 2014).

10.24

Consent and First Amendment to Loan and Security Agreement dated as of December 18, 2014 between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 18, 2014).

Exhibit Number	Description
10.25†

Amended and Restated U.S. Co-Promotion Agreement between Veracyte, Inc. and Genzyme Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2014 filed November 13, 2014).

10.26^††	Ex-U.S. Co-Promotion Agreement between Veracyte, Inc. and Genzyme Corporation.
23.1^	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.2^	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1^	Power of Attorney (see the signature page of this Annual Report on Form 10-K).
31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
32.2^**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
101.INS^	XBRL Instance Document
101.SCH^	XBRL Taxonomy Extension Schema
101.CAL^	XBRL Taxonomy Extension Calculation Linkbase
101.DEF^	XBRL Taxonomy Extension Definition Linkbase
101.LAB^	XBRL Taxonomy Extension Label Linkbase
101.PRE^	XBRL Taxonomy Extension Presentation Linkbase

†                                         Confidential treatment has been granted with respect to certain portions of this Exhibit.

††                                  Confidential treatment has been requested with respect to certain portions of this Exhibit.

#                                         Indicates management contract or compensatory plan or arrangement.

^                                          Filed (furnished, with respect to Exhibits 32.1 and 32.2) with the Original Filing.

**                                  In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the registrant specifically incorporates it by reference.

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

Date: September 25, 2015

EXHIBIT INDEX

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated September 4, 2014, by and among Veracyte, Inc., Full Moon Acquisition, Inc., Allegro Diagnostics Corp., Andrey Zarur, as the Stockholders’ Agent, Kodiak Venture Partners III, L.P., Kodiak III Entrepreneurs Fund, L.P. and Catalyst Health Ventures L.P. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2014 filed November 13, 2014).

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed November 8, 2013).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed November 8, 2013).
4.1

Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

4.2

Second Amended and Restated Investors Rights Agreement, dated November 6, 2012, between the Registrant and certain investors (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

4.3

Amendment to Second Amended and Restated Investors Rights Agreement, dated June 14, 2013, between the Registrant and certain investors (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

10.1#

Form of Indemnification Agreement between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

10.2#

2008 Stock Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

10.3#

2013 Stock Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

10.4

Lease Agreement dated as of February 10, 2010 between ARE-San Francisco No 17, LLC and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

10.5

First Amendment to Lease Agreement entered into as of July 11, 2012 between ARE-San Francisco No 17, LLC and the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

10.6

Lease Agreement between Riata Holdings, L.P., as landlord, and the Registrant, as tenant, dated November 28, 2012 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

10.7

First Amendment to Lease Agreement dated as of January 7, 2014 by and between Riata Holdings, L.P. and the Registrant (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed March 20, 2014).

10.8†

Co-promotion Agreement dated as of January 18, 2012 between Genzyme Corporation and the Registrant (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

10.9

Amendment to Co-promotion Agreement, effective April 9, 2013, between Genzyme Corporation and the Registrant (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

10.10

Loan and Security Agreement dated as of June 26, 2013 between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

10.11#

Employment Agreement, dated as of February 15, 2008, between Bonnie Anderson and the Registrant (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333- 191282), as amended, declared effective on October 29, 2013).

Exhibit Number	Description
10.12#

Amendment to Bonnie Anderson Employment Agreement, dated as of December 22, 2008, between Bonnie Anderson and the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

10.13#

Amendment No. 2 to Bonnie Anderson Employment Agreement, effective as of March 11, 2009, between Bonnie Anderson and the Registrant (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

10.14#

Change of Control and Severance Agreement, effective as of August 24, 2012, between Bonnie Anderson and the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

10.15#

Change of Control and Severance Agreement, effective as of August 24, 2012, between Christopher Hall and the Registrant (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

10.16#

Change of Control and Severance Agreement, effective as of April 8, 2013, between Shelly Guyer and the Registrant (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

10.17	Reserved.
10.18#

Offer Letter dated as of April 8, 2013 with Shelly D. Guyer (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

10.19#

Offer Letter dated as of January 28, 2010 with Christopher M. Hall (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013.

10.20†

Pathology Services Agreement dated as of November 12, 2010 between Brazos Valley Pathology, P.A. D/B/A Reitpath and the Registrant (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

10.21

Approval of the Registrant to the Assignment of the Pathology Services Agreement with Brazos Valley Pathology to Thyroid Cytopathology Partners, P.A. as of May 18, 2011 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

10.22

First Amendment to Pathology Services Agreement dated as of December 19, 2012 between Thyroid Cytopathology Partners, P.A. and the Registrant (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

10.23

Second Amendment to Pathology Services Agreement dated as of January 1, 2014 by and between the Registrant and Thyroid Cytopathology Partners, P.A. (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed March 20, 2014).

10.24

Consent and First Amendment to Loan and Security Agreement dated as of December 18, 2014 between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 18, 2014).

10.25†

Amended and Restated U.S. Co-Promotion Agreement between Veracyte, Inc. and Genzyme Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2014 filed November 13, 2014).

10.26^††	Ex-U.S. Co-Promotion Agreement between Veracyte, Inc. and Genzyme Corporation.
23.1^	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.2^	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1^	Power of Attorney (see the signature page of this Annual Report on Form 10-K).
31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
32.2^**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
101.INS^	XBRL Instance Document
101.SCH^	XBRL Taxonomy Extension Schema
101.CAL^	XBRL Taxonomy Extension Calculation Linkbase
101.DEF^	XBRL Taxonomy Extension Definition Linkbase
101.LAB^	XBRL Taxonomy Extension Label Linkbase
101.PRE^	XBRL Taxonomy Extension Presentation Linkbase

†                                         Confidential treatment has been granted with respect to certain portions of this Exhibit.

††                                  Confidential treatment has been requested with respect to certain portions of this Exhibit.

#                                         Indicates management contract or compensatory plan or arrangement.

^                                          Filed (furnished, with respect to Exhibits 32.1 and 32.2) with the Original Filing.

**                                  In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the registrant specifically incorporates it by reference.