Form 10-Q/A
period 2015-03-31
VERACYTE, INC.
filed 2015-09-25
CIK 1384101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Veracyte, Inc. (“we”, “our” or the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2015 filed with the Securities and Exchange Commission on May 15, 2015 (the “Original Filing”). This Amendment is being filed solely to revise the Company’s filing status on the cover page hereof, to revise the disclosure in Part I, Item 4. Controls and Procedures — (a) Evaluation of Disclosure Controls and Procedures, and to include new certifications of the Chief Executive Officer and Chief Financial Officer, respectively, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment No. 1 does not otherwise amend or update any exhibit to or disclosure set forth in the Original Filing.

VERACYTE, INC.

i

PART I. — FINANCIAL INFORMATION

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. After that evaluation, we subsequently determined that we were an accelerated filer as of December 31, 2014 and that, as a result, our Quarterly Report on Form 10-Q was filed late. Our Chief Executive Officer and Chief Financial Officer have re-evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that re-evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that our Quarterly Report on Form 10-Q would be filed within the period specified in the SEC rules and forms, in particular those relating to our filing status and related deadlines. We have made refinements to the process by which we assess our filing status and the related filing deadlines for our Forms 10-K and 10-Q, and communicate such status and filing deadlines to the persons responsible for preparation of such Forms. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the date of this Quarterly Report on Form 10-Q/A.

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

1

PART II. — OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
10.1#^	Amended and Restated Change of Control and Severance Agreement, effective as of May 14, 2015, between Bonnie Anderson and the Registrant.
10.2#^	Amended and Restated Change of Control and Severance Agreement, effective as of May 14, 2015, between Shelly Guyer and the Registrant.
10.3#^	Amended and Restated Change of Control and Severance Agreement, effective as of May 14, 2015, between Christopher Hall and the Registrant.
10.4#^	Amended and Restated Change of Control and Severance Agreement, effective as of May 14, 2015, between Julie Brooks and the Registrant.
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
32.2^**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
101.INS^	XBRL Instance Document
101.SCH^	XBRL Taxonomy Extension Schema
101.CAL^	XBRL Taxonomy Extension Calculation Linkbase
101.DEF^	XBRL Taxonomy Extension Definition Linkbase
101.LAB^	XBRL Taxonomy Extension Label Linkbase
101.PRE^	XBRL Taxonomy Extension Presentation Linkbase

# Indicates management contract or compensatory plan or arrangement

^ Filed (furnished, with respect to 32.1 and 32.2) with the Original Filing.

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

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 25, 2015

VERACYTE, INC.

	By:	/s/ Shelly D. Guyer
Shelly D. Guyer
Chief Financial Officer
(Principal Financial and Accounting Officer)

3

Exhibit Number	Description
10.1#^	Amended and Restated Change of Control and Severance Agreement, effective as of May 14, 2015, between Bonnie Anderson and the Registrant.
10.2#^	Amended and Restated Change of Control and Severance Agreement, effective as of May 14, 2015, between Shelly Guyer and the Registrant.
10.3#^	Amended and Restated Change of Control and Severance Agreement, effective as of May 14, 2015, between Christopher Hall and the Registrant.
10.4#^	Amended and Restated Change of Control and Severance Agreement, effective as of May 14, 2015, between Julie Brooks and the Registrant.
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
32.2^**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
101.INS^	XBRL Instance Document
101.SCH^	XBRL Taxonomy Extension Schema
101.CAL^	XBRL Taxonomy Extension Calculation Linkbase
101.DEF^	XBRL Taxonomy Extension Definition Linkbase
101.LAB^	XBRL Taxonomy Extension Label Linkbase
101.PRE^	XBRL Taxonomy Extension Presentation Linkbase

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

4