Form 10-Q/A
period 2015-06-30
VERACYTE, INC.
filed 2015-09-25
CIK 1384101

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 3, 2015, there were 27,664,118 shares of common stock, par value $0.001 per share, outstanding.

EXPLANATORY NOTE

Veracyte, Inc. (“we”, “our” or the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 filed with the Securities and Exchange Commission on August 13, 2015 (the “Original Filing”). This Amendment is being filed solely to revise the Company’s filing status on the cover page hereof, to revise the disclosure in Part I, Item 4. Controls and Procedures — (a) Evaluation of Disclosure Controls and Procedures, and to include new certifications of the Chief Executive Officer and Chief Financial Officer, respectively, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

1

PART II. — OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
10.1#^	Veracyte, Inc. Employee Stock Purchase Plan
10.2^	Office Building Lease By and Between American Fund US Investments L.P. and the Registrant dated April 29, 2015.
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
32.2^**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
101.INS^	XBRL Instance Document
101.SCH^	XBRL Taxonomy Extension Schema
101.CAL^	XBRL Taxonomy Extension Calculation Linkbase
101.DEF^	XBRL Taxonomy Extension Definition Linkbase
101.LAB^	XBRL Taxonomy Extension Label Linkbase
101.PRE^	XBRL Taxonomy Extension Presentation Linkbase

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
Shelly D. Guyer
Chief Financial Officer
(Principal Financial and Accounting Officer)

3

Exhibit Number	Description
10.1#^	Veracyte, Inc. Employee Stock Purchase Plan
10.2^	Office Building Lease By and Between American Fund US Investments L.P. and the Registrant dated April 29, 2015.
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
32.2^**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
101.INS^	XBRL Instance Document
101.SCH^	XBRL Taxonomy Extension Schema
101.CAL^	XBRL Taxonomy Extension Calculation Linkbase
101.DEF^	XBRL Taxonomy Extension Definition Linkbase
101.LAB^	XBRL Taxonomy Extension Label Linkbase
101.PRE^	XBRL Taxonomy Extension Presentation Linkbase

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