Form 10-Q
period 2015-09-30
VERACYTE, INC.
filed 2015-11-05
CIK 1384101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of  October 29, 2015, there were 27,665,229 shares of common stock, par value $0.001 per share, outstanding.

VERACYTE, INC.

i

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

VERACYTE, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Derived from audited financial statements)
Assets
Current assets:
Cash and cash equivalents	$46,116	$35,014
Accounts receivable, net of allowance of $92 and $84 as of September 30, 2015 and December 31, 2014, respectively	3,520	3,050
Supplies inventory	3,984	3,696
Prepaid expenses and other current assets	3,371	1,218
Deferred tax asset	222	300
Restricted cash	118	70
Total current assets	57,331	43,348
Property and equipment, net	6,200	4,161
Finite-lived intangible assets, net	15,467	—
Indefinite-lived intangible assets: in-process research and development	—	16,000
Goodwill	1,057	1,057
Restricted cash	603	118
Other assets	195	155
Total assets	$80,853	$64,839
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,644	$7,397
Accrued liabilities	7,365	7,851
Deferred Genzyme co-promotion fee	1,423	1,897
Total current liabilities	15,432	17,145
Long-term debt	5,002	4,923
Deferred tax liability	222	300
Deferred rent, net of current portion	2,386	149
Deferred Genzyme co-promotion fee, net of current portion	—	948
Total liabilities	23,042	23,465
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 27,657,030 and 22,523,529 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	27	23
Additional paid-in capital	198,497	156,373
Accumulated deficit	(140,713)	(115,022)
Total stockholders’ equity	57,811	41,374
Total liabilities and stockholders’ equity	$80,853	$64,839

The accompanying notes are an integral part of these condensed financial statements.

VERACYTE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$12,335	$9,838	$35,461	$25,991
Operating expenses:
Cost of revenue	5,618	4,168	15,322	11,741
Research and development	3,563	2,233	9,453	6,602
Selling and marketing	6,048	5,533	18,606	14,970
General and administrative	5,728	5,715	17,062	13,625
Intangible asset amortization	266	—	533	—
Total operating expenses	21,223	17,649	60,976	46,938
Loss from operations	(8,888)	(7,811)	(25,515)	(20,947)
Interest expense	(92)	(114)	(269)	(338)
Other income, net	35	23	93	54
Net loss and comprehensive loss	$(8,945)	$(7,902)	$(25,691)	$(21,231)
Net loss per common share, basic and diluted	$(0.32)	$(0.37)	$(1.01)	$(0.99)
Shares used to compute net loss per common share, basic and diluted	27,640,806	21,648,660	25,428,506	21,346,565

The accompanying notes are an integral part of these condensed financial statements.

VERACYTE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(25,691)	$(21,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,642	833
Bad debt expense	80	67
Genzyme co-promotion fee amortization	(1,423)	(1,794)
Stock-based compensation	4,186	2,402
Amortization of debt discount and issuance costs	34	81
Interest on debt balloon payment	59	60
Changes in operating assets and liabilities:
Accounts receivable	(550)	(104)
Supplies inventory	(288)	(783)
Prepaid expenses and other current assets	(1,878)	(552)
Other assets	(53)	(46)
Accounts payable	(1,831)	3,298
Accrued liabilities and deferred rent	1,578	(1,427)
Net cash used in operating activities	(24,135)	(19,196)
Investing activities
Purchases of property and equipment	(1,975)	(1,491)
Cash remitted for acquisition, net of cash received	—	(6,886)
Change in restricted cash	(533)	(100)
Net cash used in investing activities	(2,508)	(8,477)
Financing activities
Proceeds from issuance of common stock in a private placement, net of costs	37,258	—
Commissions and issuance costs relating to the initial public offering	—	(129)
Payment of deferred stock offering costs	(197)	—
Proceeds from the exercise of common stock options	684	584
Net cash provided by financing activities	37,745	455
Net increase (decrease) in cash and cash equivalents	11,102	(27,218)
Cash and cash equivalents at beginning of period	35,014	71,220
Cash and cash equivalents at end of period	$46,116	$44,002

Supplementary cash flow information of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,173	$182
Unpaid deferred stock offering costs	71	—

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

The Company’s first commercial solution, the Afirma® Thyroid FNA Analysis, includes as its centerpiece the Gene Expression Classifier (“GEC”). The GEC helps physicians reduce the number of unnecessary surgeries by employing a proprietary 142-gene signature to preoperatively determine whether thyroid nodules previously classified by cytopathology as indeterminate can be reclassified as benign. The comprehensive offering also includes cytopathology testing and the Afirma Malignancy Classifiers, launched in May 2014. The Company markets and sells Afirma in the United States and select foreign countries through a co-promotion agreement with Genzyme Corporation, a subsidiary of Sanofi, as well as selectively through other distributors internationally.

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

Basis of Presentation

The accompanying interim period condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed financial statements include the accounts of the Company and its wholly-owned subsidiary, which was dissolved in June 2015.  For periods prior to the subsidiary dissolution, all intercompany accounts and transactions were eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet as of September 30, 2015, the condensed statements of operations and comprehensive loss and the condensed statements of cash flows for the three and nine months ended September 30, 2015 and 2014, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed balance sheet at December 31, 2014 has been derived from audited financial statements. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results expected for the full fiscal year or any other period.

The accompanying interim period condensed financial statements and related financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as amended.

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

Concentrations of Credit Risk and Other Risks and Uncertainties

The Company is subject to reimbursement and regulatory risk. In September, the Centers for Medicare and Medicaid Services, or CMS, issued a preliminary rate determination for the 2016 Clinical Lab Fee Schedule, or CLFS, for new CPT codes issued in 2015. The Company obtained a unique CPT code (81545) for the GEC in 2015. The preliminary 2016 rate was issued at $2,152, a 33% reduction from the existing contracted rate of $3,200. The Company has challenged the pricing methodology that led to the preliminary determination and expects the final methodology to be issued by CMS before December 1, 2015.  Approximately 20% of GEC patients are covered by Medicare.

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

Through September 30, 2015, all of the Company’s revenues have been derived from the sale of Afirma. To date, Afirma has been delivered primarily to physicians in the United States. The Company’s third-party payers in excess of 10% of revenue and their related revenue as a percentage of revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Medicare	28%	23%	27%	26%
UnitedHealthcare	11%	15%	13%	17%
Aetna	9%	10%	9%	11%
	48%	48%	49%	54%

As the number of payers reimbursing for Afirma increases, the percentage of revenue derived from Medicare and other significant third-party payers has changed and will continue to change as a percentage of revenue.

The Company’s significant third-party payers and their related accounts receivable balance at September 30, 2015 and December 31, 2014 as a percentage of total accounts receivable are as follows:

	September 30,	December 31,
	2015	2014

Medicare	31%	64%
UnitedHealthcare	25%	14%
Aetna	20%	12%

No other third-party payer represented more than 10% of the Company’s accounts receivable balances at those dates.

Cash Equivalents

Cash equivalents consist of amounts invested in a money market account primarily consisting of U.S. Treasury reserves.

Restricted Cash

The Company had deposits of $118,000 as of September 30, 2015 and December 31, 2014, restricted from withdrawal and held by a bank in the form of collateral for irrevocable standby letters of credit totaling $118,000 held as security for the lease of the Company’s headquarters and laboratory facilities in South San Francisco that expires March 31, 2016. This restricted cash is included in current assets as of September 30, 2015 and in long-term assets as of December 31, 2014 on the Company’s condensed balance sheets.  The Company also had deposits of $603,000 included in long-term assets as of September 30, 2015, restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of the Company’s new headquarters and laboratory facilities in South San Francisco signed on April 29, 2015.

The Company reserved $70,000 in cash as of December 31, 2014 to cover liabilities associated with the acquisition of Allegro. This amount was paid in March 2015. This restricted cash was included in current assets on the Company’s condensed balance sheet at December 31, 2014.

Allowance for Doubtful Accounts

The Company estimates an allowance for doubtful accounts against its individual patient accounts receivable based on estimates of expected reimbursement consistent with historical payment experience in relation to the amounts billed. Bad debt expense is included in general and administrative expense on the Company’s statements of operations and comprehensive loss. Accounts receivable are written off against the allowance when there is substantive evidence that the account will not be paid.

The balance of allowance for doubtful accounts as of September 30, 2015 and December 31, 2014 was $92,000 and $84,000, respectively.  Bad debt expense was $26,000 and $80,000 for the three and nine months ended September 30, 2015, respectively, and $28,000 and $67,000 for the three and nine months ended September 30, 2014, respectively.  Write offs for doubtful accounts of $26,000 and $71,000 were recorded against the allowance during the three and nine months ended September 30, 2015, respectively.  Write offs for doubtful accounts of $26,000 and $60,000 were recorded against the allowance during the three and nine months ended September 30, 2014.

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

Internal-use Software

The Company capitalizes costs incurred in the application development stage to design and implement the software used in the tracking and reporting of laboratory activity. Costs incurred in the development of application software are capitalized and amortized over an estimated useful life of three years on a straight-line basis. The total cost, accumulated depreciation and net book value of internal-use software was $1.2 million, $488,000 and $688,000, respectively, as of September 30, 2015, and was $927,000, $330,000 and $597,000, respectively, as of December 31, 2014, and are included in property and equipment in the Company’s condensed balance sheets. During the nine months ended September 30, 2015 and 2014, the Company capitalized $250,000 and $293,000, respectively, of software development costs. Amortization expense related to internal-use software totaled $49,000 and $158,000 in the three and nine months ended September 30, 2015, respectively, and $32,000 and $96,000 in the three and nine months ended September 30, 2014, respectively.

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

Finite-lived Intangible Assets

Finite-lived intangible assets relates to intangible assets reclassified from indefinite-lived intangible assets, following the launch of Percepta in April 2015.  The Company amortizes finite-lived intangible assets using the straight-line method over their estimated useful life.  The estimated useful life of 15 years was used for the intangible asset related to the Percepta test based on management’s estimate of product life, product life of other diagnostic tests and patent life. The Company tests this finite-lived intangible asset for impairment annually, in the fourth quarter, or when facts or circumstances indicate a reduction in the fair value below its carrying amount.

Indefinite-lived Intangible Assets — In-process Research and Development

The Company’s indefinite-lived intangible assets are comprised of acquired in-process research and development (“IPR&D”). The fair value of IPR&D acquired through a business combination is capitalized as an indefinite-lived intangible asset until the completion or abandonment of the related research and development activities. When research and development is complete, the associated assets are amortized on a straight-line basis over their estimated useful lives. IPR&D is tested for impairment annually or more frequently if events or circumstances indicate that the fair value may be below the carrying value of the asset. The Company recognizes an impairment loss when the total of estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. There was no impairment for the nine months ended September 30, 2015.

Goodwill

Goodwill, derived from the Company’s acquisition of Allegro, is reviewed for impairment annually or more frequently if events or circumstances indicate that it may be impaired. The Company’s goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. The Company has determined that it operates in a single segment and has a single reporting unit associated with the development and commercialization of diagnostic products. In the event the Company determines that it is more likely than not the carrying value of the reporting unit is higher than its fair value, quantitative testing is performed comparing recorded values to estimated fair values. If impairment is present, the impairment loss is measured as the excess of the recorded goodwill over its implied fair value. The Company performs its annual evaluation of goodwill during the fourth quarter of each fiscal year. There was no impairment for the nine months ended September 30, 2015.

Bonus Accruals

The Company accrues for liabilities under discretionary employee and executive bonus plans. These estimated compensation liabilities are based on progress against corporate objectives approved by the Board of Directors, compensation levels of eligible individuals, and target bonus percentage levels. The Board of Directors and the Compensation Committee of the Board of Directors review and evaluate the performance against these objectives and ultimately determine what discretionary payments are made. The Company accrued $1.8 million and $1.1 million as of September 30, 2015 and December 31, 2014, respectively, for liabilities associated with these employee and executive bonus plans which are included in accrued liabilities in the Company’s condensed  balance sheets.

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities.

Revenue Recognition

The Company recognizes revenue in accordance with the provision of ASC 954-605, Health Care Entities - Revenue Recognition. The Company’s revenue is generated from the provision of diagnostic services using the Afirma solution and the service is completed upon the delivery of test results to the prescribing physician, at which time the Company bills for the service. The Company recognizes revenue related to billings for Medicare and commercial payers on an accrual basis, net of contractual and other adjustments, when amounts that will ultimately be realized can be estimated. Contractual and other adjustments represent the difference between the list price (the billing rate) and the estimated reimbursement rate for each payer. Upon ultimate collection, the amount received from Medicare and commercial payers where reimbursement was estimated is compared to previous estimates and, if necessary, the contractual allowance is adjusted accordingly. Until a contract has been negotiated with a commercial payer or governmental program, the Afirma solution may or may not be covered by these entities’ existing reimbursement policies. In addition, patients do not enter into direct agreements with the Company that commit them to pay any portion of the cost of the tests in the event that their insurance declines to reimburse the Company. In the absence of an agreement with the patient or other clearly enforceable legal right to demand payment from the patient, the related revenue is only recognized upon the earlier of payment notification, if applicable, or cash receipt.

The estimates of amounts that will ultimately be realized requires significant judgment by management. Some patients have out-of-pocket costs for amounts not covered by their insurance carrier, and the Company may bill the patient directly for these amounts in the form of co-payments and co-insurance in accordance with their insurance carrier and health plans. Some payers may not cover the Company’s GEC as ordered by the prescribing physician under their reimbursement policies. The Company pursues reimbursement from such patients on a case-by-case basis. In the absence of contracted reimbursement coverage or the ability to estimate the amount that will ultimately be realized for the Company’s services, revenue is recognized upon the earlier of receipt of third-party payer notification of payment or when cash is received.

Revenue recognized when cash is received and on an accrual basis for the three and nine months ended September 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue recognized when cash is received	$5,350	$7,338	$16,504	$18,501
Revenue recognized on an accrual basis	6,985	2,500	18,957	7,490
Total	$12,335	$9,838	$35,461	$25,991

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

Net Loss per Common Share

Basic net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method. Potentially dilutive securities consisting of options to purchase common stock of 4,285,651 and 3,090,577 for the nine months ended September 30, 2015 and 2014, respectively, are considered to be common stock equivalents and were excluded from the calculation of diluted net loss per common share because their effect would be anti-dilutive for all periods presented.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Adoption is permitted as early as the first quarter of 2017 and is required by the first quarter of 2018. The Company has not yet selected a transition method and is currently evaluating the potential effect of the updated standard on its condensed financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, to require debt issuance costs to be presented as an offset against debt outstanding. The update does not change current guidance on the recognition and measurement of debt issuance costs. The ASU is effective for interim and annual periods beginning after December 15, 2015. Adoption of the ASU is retrospective to each prior period presented. The Company does not anticipate that the adoption of this ASU will have a significant impact on its condensed balance sheets.

2. Business Combination

On September 16, 2014, the Company acquired Allegro via a merger with Full Moon Acquisition, Inc., a wholly-owned subsidiary of the Company. Allegro was a privately-held company based in Maynard, Massachusetts, focused on the development of genomic tests to improve the preoperative diagnosis of lung cancer. Allegro merged with Full Moon (the “Merger”), with Allegro surviving the Merger as a wholly-owned subsidiary of the Company. The subsidiary was dissolved in June 2015. At the effective time of the Merger, each share of the common stock of Full Moon issued and outstanding immediately prior to the effective time of the Merger was automatically converted into one share of common stock of Allegro and represented the only outstanding common stock of Allegro at the effective time of the Merger; all previously issued and outstanding shares of common stock of Allegro were canceled. The Series A preferred stock of Allegro issued and outstanding immediately prior to the effective time of the Merger was canceled and automatically converted into the right to receive a total of 964,377 shares of the Company’s common stock and $2.7 million in cash. Outstanding indebtedness of Allegro totaling $4.3 million was settled in cash by the Company on the effective date of the Merger. All outstanding stock options under Allegro’s equity incentive plan were canceled.

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

The Merger was accounted for using the acquisition method of accounting with the Company treated as the accounting acquirer. The purchase price was allocated based on the fair value of the assets acquired and liabilities assumed at the date of the acquisition.

The Company incurred approximately $0.5 million in acquisition-related costs related to the Merger, which primarily consisted of legal, accounting and valuation-related expenses. In addition, the Company incurred $1.2 million related to transaction bonuses and severance payments to former Allegro employees associated with the Merger. These expenses were recorded in general and administrative expense in the condensed statements of operations and comprehensive loss.

The acquisition consideration was comprised of (in thousands):

Stock	$10,078
Cash	2,725
Payment of outstanding indebtedness	4,290
Total acquisition consideration	$17,093

The stock consideration of $10.1 million was determined based on the closing price of the Company’s common stock on September 16, 2014 ($10.45 per share).

The fair value of the assets acquired and liabilities assumed at the closing date of the Merger are summarized below (in thousands):

Cash and cash equivalents	$29
Other assets, net	7
In-process research and development	16,000
Goodwill	1,057
Total acquisition consideration	$17,093

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

Amortization of the IPR&D began in April 2015 when research and development activities were deemed to be completed and is recorded on a straight-line basis. The amortization period of the IPR&D is over its estimated useful life of 15 years after taking into consideration expected use of the asset, legal or regulatory provisions that may limit or extend the life of the asset, as well as the effects of obsolescence and other economic factors. Amortization of $266,000 and $533,000 was recorded in the three months and nine months ended September 30, 2015, as compared with $0 for the three and nine months ended September 30, 2014.  Accumulated amortization was $533,000 as of September 30, 2015.  Amortization expense will be approximately $1.1 million per year.

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

The following pro forma financial information is based on the historical financial statements of the Company and presents the Company’s results as if the Merger had occurred as of January 1, 2013 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2014	2014
Revenue	$9,838	$25,991
Net loss	$(6,424)	$(20,948)

The pro forma results present the combined historical results of operations with adjustments to reflect one-time charges including:

•                  The reversal of costs related to transaction bonuses and other payments to employees and acquisition-related expenses directly related to the Merger of $2.2 million for the three and nine months ended September 30, 2014.

•                  The elimination of interest expense related to Allegro indebtedness of $228,000 and $2.3 million for the three and nine month periods ended September 30, 2014, respectively.

The pro forma information presented does not purport to present what the actual results would have been had the Merger actually occurred on January 1, 2013, nor is the information intended to project results for any future period.

3. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Accrued compensation expenses	$3,326	$2,673
Accrued Genzyme co-promotion fees	1,845	3,309
Accrued other	2,194	1,869
Total accrued liabilities	$7,365	$7,851

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

The fair value of the Company’s financial assets, which consist of money market funds, was $45.3 million and $33.2 million as of September 30, 2015 and December 31, 2014, respectively, and are Level I assets as described above.

5. Commitments and Contingencies

Operating Leases

The Company leases its headquarters and laboratory facilities in South San Francisco under a non-cancelable lease agreement that expires on March 31, 2016.

On April 29, 2015, the Company signed a non-cancelable lease agreement for approximately 59,000 square feet to serve as its new South San Francisco headquarters and laboratory facilities. The lease begins in June 2015 and ends in March 2026 and contains extension of lease term and expansion options. In conjunction with this lease, the landlord is providing funding of approximately $3.3 million for tenant improvements.  The Company estimates it will spend approximately $3.5 million in addition to the landlord’s tenant allowance to build out the office space and new laboratory in the facility for its use.  As of September 30, 2015, the Company had recorded approximately $1.7 million as receivable from the landlord. The Company had deposits of $603,000 included in long-term assets as of September 30, 2015, restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit totaling $603,000 held as security for the lease of the new headquarters and laboratory facilities.

The Company also leases laboratory space in Austin, Texas. The lease expires on July 31, 2018. The Company provided a security deposit of $75,000, which is included in other assets in the Company’s condensed balance sheets as of September 30, 2015 and December 31, 2014.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2015, are as follows (in thousands):

Year Ending December 31,	Amounts
October through December 31, 2015	$250
2016	1,822
2017	2,142
2018	2,102
2019	2,026
Thereafter	14,038
Total minimum lease payments	$22,380

The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Facilities rent expense was $687,000 and $213,000 for the three months ended September 30, 2015 and 2014, respectively, and $1,277,000 and $639,000 for the nine months ended September 30, 2015 and 2014, respectively. Until the new headquarters is utilized, rent of approximately $500,000 per quarter will be charged to general and administrative expense.

Supplies Purchase Commitments

The Company had non-cancelable purchase commitments with several suppliers to purchase a minimum quantity of supplies for approximately $1.0 million at September 30, 2015, all of which is expected to be paid in 2015.

Debt Obligations

See Note 6.

Contingencies

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. The Company believes there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on the financial position, results of operations or cash flows.

6. Debt

In June 2013, the Company entered into a loan and security agreement (“Original Loan”) with a financial institution. The Original Loan provided for term loans of up to $10.0 million in aggregate. The Company drew down $5.0 million in funds under the agreement in June 2013, and did not draw the remaining $5.0 million on or before the expiration date of March 31, 2014. The Company was required to repay the outstanding principal in 30 equal installments beginning 18 months after the date of the borrowing, and the loan was due in full in September 2017. The Original Loan had an interest rate of 6.06% per annum, carried prepayment penalties of 2.25% and 1.50% for prepayment within one and two years, respectively, and 0.75% thereafter.

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

As of September 30, 2015 and December 31, 2014, the net debt obligation was as follows (in thousands):

	September 30,	December 31,
	2015	2014
Debt and unpaid accrued end-of-term payment	$5,062	$5,003
Unamortized note discount	(60)	(80)
Net debt obligation	$5,002	$4,923

Future principal payments under the Amended Loan are as follows (in thousands):

Year Ending December 31,	Amounts
October through December 31, 2015	$—
2016	—
2017	2,437
2018	2,563
Total	$5,000

The obligation includes an end-of-term payment of $237,500, representing 4.75% of the total outstanding principal balance, which accretes over the life of the loan as interest expense. As a result of the debt discount and the end-of-term payment, the effective interest rate for the loan differs from the contractual rate.

Interest expense on the debt was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Nominal interest	$64	$78	$189	$230
Amortization of debt discount	7	16	20	48
End-of-term payment	21	20	60	60
Total	$92	$114	$269	$338

Loans drawn under the Original Loan and the Amended Loan were used for working capital and general corporate purposes. The Company’s obligations under the Amended Loan are secured by a security interest in substantially all of its assets, excluding its intellectual property and certain other assets. The Amended Loan contains customary conditions related to borrowing, events of default, and covenants, including covenants limiting the Company’s ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of its capital stock, repurchase stock and make investments, in each case subject to certain exceptions. The Amended Loan also allows the lender to call the debt in the event there is a material adverse change in the Company’s business or financial condition. The Company is required to be in compliance with a minimum liquidity or minimum revenue covenant. As of September 30, 2015, the Company was in compliance with all covenants.

7. Stockholders’ Equity

Common Stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue 125,000,000 shares of common stock with a par value of $0.001 per share. The holder of each share of common stock shall have one vote for each share of stock. The common stockholders are also entitled to receive dividends whenever funds and assets are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all series of convertible preferred stock outstanding. No dividends have been declared as of September 30, 2015.

As of September 30, 2015 and December 31, 2014, the Company had reserved shares of common stock for issuance as follows:

	September 30,	December 31,
	2015	2014
Options issued and outstanding	4,285,651	3,249,469
Options available for grant under stock option plans	980,485	1,341,252
Shares available for issuance under the ESPP	750,000	—
Total	6,016,136	4,590,721

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

In June 2015, the Company filed a universal shelf registration statement with the SEC which provides the Company the ability to offer for sale up to $125.0 million of securities in a primary offering, including common stock, preferred stock, debt securities, depositary shares and rights.  This shelf registration statement provides the Company, within the $125.0 million, the ability to offer for sale up to $25.0 million of its common stock at market prices pursuant to the terms of a Controlled Equity Sales Agreement. This shelf registration statement also registered for resale up to 5,000,000 shares of common stock held by certain existing stockholders. Approximately $0.3 million of costs associated with this registration statement have been deferred in other current assets as of September 30, 2015.

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

The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the fair market value per share of the Company’s common stock on either the offering date or on the purchase date, whichever is less.

The Company’s Board of Directors has determined that the purchase periods initially shall have a duration of six months, that the first purchase period began on August 3, 2015 and that the purchase price will be 85% of the fair market value per share of the Company’s common stock on either the offering date or the purchase date, whichever is less. The length of the purchase period applicable to U.S. employees and the purchase price may not be changed without the approval of the independent members of the Compensation Committee of the Company’s Board of Directors. The Compensation Committee has determined that if the fair market value of a share of the Company’s common stock on any purchase date within a particular offering period is less than the fair market value on the start date of that offering period, then the offering period will automatically terminate and the employees in that offering period will automatically be transferred and enrolled in a new offering period which will begin on the next day following such purchase date.

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

A total of 750,000 shares of common stock have been reserved for issuance under the ESPP, all of which were available for issuance as of September 30, 2015.

Stock compensation expense of $73,000 was recorded associated with the ESPP in the three and nine months ended September 30, 2015.

The estimated grant date fair value of the ESPP shares was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted-average volatility	53.57 - 58.10%	—	53.57 - 58.10%	—

Weighted-average expected term (years)	0.49 -0 .99	—	0.49 -0 .99	—
Risk-free interest rate	0.17 - 0.33%	—	0.17 - 0.33%	—
Expected dividend yield	—	—	—	—

Preferred Stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share. No shares were issued and outstanding at September 30, 2015 or December 31, 2014.

8. Stock Incentive Plans

The following table summarizes activity under the Company’s stock option plans (aggregate intrinsic value in thousands):

	Shares Available for Grant	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance - December 31, 2014	1,341,252	3,249,469	$7.59	7.88	$12,400
Additional options authorized	900,941	—
Granted	(1,426,275)	1,426,275	8.87
Canceled	164,567	(164,567)	10.36
Exercised	—	(225,526)	3.04
Balance - September 30, 2015	980,485	4,285,651	$8.15	7.7	$2,786
Options vested and exercisable - September 30, 2015		1,839,569	$5.95	6.14	$2,585
Options vested and expected to vest - September 30, 2015		4,285,627	$8.15	7.7	$2,786

The aggregate intrinsic value was calculated as the difference between the exercise price of the options to purchase common stock and the fair market value of the Company’s common stock, which was $4.69 per share as of September 30, 2015.

The weighted average fair value of options to purchase common stock granted was $5.23 and $9.74 for the nine months ended September 30, 2015 and 2014, respectively.

The weighted-average fair value of stock options exercised was $2.13 and $1.06 for the nine months ended September 30, 2015 and 2014, respectively. The intrinsic value of stock options exercised was $1.6 million and $3.0 million for the nine months ended September 30, 2015 and 2014, respectively.

Stock-based Compensation

The following table summarizes stock-based compensation expense related to stock options and the ESPP for the three and nine months ended September 30, 2015 and 2014, and are included in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$32	$17	$64	$40
Research and development	296	184	891	446
Selling and marketing	353	200	943	485
General and administrative	793	634	2,288	1,431
Total	$1,474	$1,035	$4,186	$2,402

As of September 30, 2015, the Company had $12.5 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over an estimated weighted-average period of 2.9 years.

The estimated grant date fair value of employee stock options was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted-average volatility	52.56 - 53.76%	72.84-75.29%	52.56 - 68.82%	72.84 - 78.54%

Weighted-average expected term (years)	6.08	6.08	5.50 - 6.08	5.50 - 6.08
Risk-free interest rate	1.57 - 1.92%	1.87 - 2.04%	1.55 - 2.03%	1.66 - 2.04%
Expected dividend yield	—	—	—	—

There were no stock options granted to non-employees during the nine months ended September 30, 2015. The estimated grant-date fair value of stock options granted to non-employees during the nine months ended September 30, 2014 was calculated using the Black-Scholes option-pricing model, based on the following assumptions: weighted-average volatility from 73.24% to 73.96%, weighted-average expected term from 8.18 years to 9.01 years, risk-free interest rate from 2.34% to 2.42%, and expected dividend yield of 0%.

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

In February 2015, the Company entered into an Ex-U.S. Co-promotion Agreement with Genzyme for the promotion of the Afirma GEC test with exclusivity in five countries outside the United States initially and in other countries agreed to from time to time. The agreement commenced on January 1, 2015 and continues until December 31, 2019, with extension of the agreement possible upon agreement of the parties. Country-specific terms have been established under this agreement for Brazil and Singapore and a right of first negotiation has been established for Canada, the Netherlands and Italy. The Company will pay Genzyme 25% of net revenue from the sale of the Afirma GEC test in Brazil and Singapore over a five-year period commencing January 1, 2015. Beginning in the fourth year of the agreement, if the Company terminates the agreement for convenience, the Company may be required to pay a termination fee contingent on the number of GEC billable results generated.

The Company incurred $1.8 million and $3.2 million in co-promotion expense in the three months ended September 30, 2015 and 2014, respectively, and $5.2 million and $8.7 million in the nine months ended September 30, 2015 and 2014, respectively, which is included in selling and marketing expenses in the condensed statements of operations and comprehensive loss. The Company’s outstanding obligation to Genzyme totaled $1.8 million at September 30, 2015 and is included in accrued liabilities on the Company’s condensed balance sheet.  At December 31, 2014 the obligation was $6.0 million of which $2.7 million is included in accounts payable and $3.3 million is included in accrued liabilities on the Company’s condensed balance sheet.

The Company amortized $0.5 million and $0.5 million of the $10.0 million up-front co-promotion fee in the three months ended September 30, 2015 and 2014, respectively, and $1.4 million and $1.8 million in the nine months ended September 30, 2015 and 2014, respectively, which is reflected as a reduction to selling and marketing expenses in the condensed statements of operations and comprehensive loss.

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

The Company has concluded that TCP represents a variable interest entity and that the Company is not the primary beneficiary as it does not have the ability to direct the activities that most significantly impact TCP’s economic performance. Therefore, the Company does not consolidate TCP. All amounts paid to TCP under the service agreement are expensed as incurred and included in cost of revenue in the condensed statements of operations and comprehensive loss. The Company incurred $1.2 million and $1.0 million in the three months ended September 30, 2015 and 2014, respectively, and $3.5 million and $2.8 million in the nine months ended September 30, 2015 and 2014, respectively, in cytopathology testing and evaluation services expenses with TCP. The Company’s outstanding obligations to TCP for cytopathology testing services were $0.8 million and $1.1 million as of September 30, 2015 and December 31, 2014, respectively, and are included in accounts payable in the Company’s condensed balance sheets.

TCP reimburses the Company for a proportionate share of the Company’s rent and related operating expense costs for the leased facility. TCP’s portion of rent and related operating expense costs for the shared space at the Austin, Texas facility was $23,000 and $22,000 for the three months ended September 30, 2015 and 2014, respectively, and $67,000 and $63,000 for the nine months ended September 30, 2015 and 2014, respectively, is included in other income, net in the Company’s condensed statements of operations and comprehensive loss.

11. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and nine months ended September 30, 2015 and 2014, respectively.  The Company continues to maintain a full valuation allowance against its net deferred tax assets.

As of September 30, 2015, the Company had unrecognized tax benefits of $1.7 million, none of which would currently affect the Company’s effective tax rate if recognized due to the Company’s net deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at September 30, 2015 will significantly increase or decrease within the next 12 months. There was no interest expense or penalties related to unrecognized tax benefits recorded through September 30, 2015.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with the condensed financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” “continuing,” “ongoing,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future events and include, but are not limited to, the factors that may impact our financial results; our expectations regarding revenue; our expectations with respect to our future research and development, general and administrative and selling and marketing expenses and our anticipated uses of our funds; our expectations regarding capital expenditures; our anticipated cash needs and our estimates regarding our capital requirements; our need for additional financing; potential future sources of cash; our business strategy and our ability to execute our strategy; our ability to achieve and maintain reimbursement from Medicare and commercial third-party payers at acceptable levels; our expectations regarding future reimbursement rates for our tests; our belief that our published evidence provides a basis for inclusion of our Afirma GEC test in practice guidelines; the estimated size of the global markets for our current and future tests; the potential benefits of our tests and any future tests we may develop to patients, physicians and payers; the factors we believe drive demand for and reimbursement of our tests; our ability to sustain or increase demand for our tests; our intent to expand into other clinical areas; our ability to develop new tests, including tests for interstitial lung disease, and the timeframes for development or commercialization; our ability to get our data and clinical studies accepted in peer-reviewed publications; our dependence on and the terms of our agreements with Genzyme and TCP, and on other strategic relationships, and the success of those relationships; our beliefs regarding our laboratory capacity; the applicability of clinical results to actual outcomes; our expectations regarding our international expansion, including entering new international markets and the timing thereof; the occurrence, timing, outcome or success of clinical trials or studies; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive position; our ability to compete with potential competitors; our compliance with federal, state and international regulations; the potential impact of regulation of our tests by the U.S. Food and Drug Administration, or FDA, or other regulatory bodies; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business; our ability to comply with the requirements of being a public company; the impact of seasonal fluctuations and economic conditions on our business; the potential effect of judicial decisions on our ability to adequately protect our intellectual property, and our belief that we have taken reasonable steps to protect our intellectual property; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; and anticipated trends and challenges in our business and the markets in which we operate.

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

Overview

We are a diagnostics company pioneering the field of molecular cytology, focusing on genomic solutions that resolve diagnostic ambiguity and enable physicians to make more informed treatment decisions at an early stage in patient care. By improving preoperative diagnostic accuracy, we aim to help patients avoid unnecessary invasive procedures while reducing healthcare costs. Our first commercial solution, the Afirma Thyroid FNA Analysis, or Afirma, centers on the proprietary Gene Expression Classifier, or GEC, to resolve ambiguity in diagnosis and is becoming a new standard of care in thyroid nodule assessment. The GEC helps physicians reduce the number of unnecessary surgeries by approximately 50% by employing a proprietary 142-gene signature to preoperatively identify benign thyroid nodules among those deemed indeterminate by cytopathology alone. We have demonstrated the clinical utility and cost effectiveness of the GEC in multiple studies published in peer-reviewed journals and established the clinical validity of the GEC in a study published in The New England Journal of Medicine in 2012. The comprehensive Afirma offering also includes cytopathology testing and the Afirma Malignancy Classifiers, launched in May 2014. Since we commercially launched Afirma in January 2011, we have received over 190,000 fine needle aspiration, or FNA, samples for evaluation using Afirma and performed more than 45,000 GECs to resolve indeterminate cytopathology results.

We are expanding our molecular cytology franchise into other clinical areas of unmet need, focusing first on difficult-to-diagnose lung diseases, where current diagnostic ambiguity frequently requires invasive, risky and costly procedures to obtain a definitive diagnosis. Through our acquisition of Allegro Diagnostics Corp., or Allegro, in September 2014, we acquired our genomic test aimed at improving the risk stratification of patients with lung nodules that are suspicious for cancer. Our proprietary technology has been developed to help physicians determine which patients with non-diagnostic bronchoscopy results can be safely monitored with routine CT scans versus an invasive surgical biopsy. In April 2015, we entered the lung cancer diagnostics market with the Percepta Bronchial Genomic Classifier, a new genomic test to resolve ambiguity in lung cancer diagnosis. We have demonstrated the validity of the Percepta test in our prospective multi-center AEGIS I and AEGIS II studies, which were published in The New England Journal of Medicine in July 2015.

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

In November 2014, we signed an Amended and Restated U.S. Co-promotion Agreement, or Amended Agreement, with Genzyme that reduced the co-promotion fees we owe to Genzyme from 32% to 15% beginning January 1, 2015. The Amended Agreement expires in January 2027. In February 2015, we entered into an Ex-U.S. Co-promotion Agreement, or Ex-U.S. Agreement, with Genzyme for the promotion of the Afirma GEC test with exclusivity in five countries outside the United States initially and in other countries agreed to from time to time. The agreement commenced on January 1, 2015 and continues until December 31, 2019, with extension of the agreement possible upon agreement of the parties. Country-specific terms have been established under this agreement for Brazil and Singapore and a right of first negotiation has been established for Canada, the Netherlands and Italy.

We increased the list price billed for the GEC from $4,875 to $6,400 per test in July 2015, while the list price billed for routine cytopathology remained at $490 per test. We obtained Medicare coverage for the GEC effective in January 2012 and contracted reimbursement at an agreed upon rate of $3,200. We have entered into contracts with payers establishing in-network allowable rates for both our GEC and cytopathology test including United Healthcare, Aetna and Cigna, as well as several Blue Cross Blue Shield plans, among others. We have also received positive coverage determinations from numerous other commercial payers and, as of September 2015, the GEC is covered by payers representing nearly 155 million lives. We now have nearly 125 million lives under contract. Payers that have agreed to pay for Afirma under contract are also counted as covered lives. Contracted and reimbursement rates vary by payer.

In September, the Centers for Medicare and Medicaid Services, or CMS, issued a preliminary rate determination for the 2016 Clinical Lab Fee Schedule, or CLFS, for new CPT codes issued in 2015. We obtained a unique CPT code (81545) for the GEC in 2015. The preliminary 2016 rate determination was issued at $2,152, a 33% reduction from our existing contracted rate of $3,200. We have challenged the pricing methodology that led to the preliminary determination and expect the final methodology to be issued by CMS before December 1, 2015.

We recognized revenue of $12.3 million and $35.5 million in the three and nine months ended September 30, 2015, an increase of $2.5 million and $9.5 million, or 25% and 36%, respectively, compared to the same periods in 2014. We incurred a net loss of $9.0 million and $25.7 million for the three and nine months ended September 30, 2015 compared to a net loss of $7.9 million and $21.2 million in the same periods in 2014. As of September 30, 2015, we had an accumulated deficit of $140.7 million.

Factors Affecting Our Performance

The Number of FNAs We Receive and Test

The growth in our business is tied to the number of FNAs we receive and the number of GECs performed. Approximately 88% of FNAs we receive are for the Afirma solution, which consists of services related to rendering a cytopathology diagnosis, and if the cytopathology result is indeterminate, the GEC is performed. The remaining approximate 12% of FNAs are received from customers performing cytopathology and when the cytopathology result is indeterminate the FNA is sent to us for the GEC only. The rate at which adoption occurs in these two settings will cause these two percentages to fluctuate over time. Less than 1% of the FNA samples we receive for cytopathology have insufficient cellular material from which to render a cytopathology diagnosis. We only bill the technical component, including slide preparation, for these tests. For results that are benign or suspicious/malignant by cytopathology, we bill for these services when we issue the report to the physician. If the cytopathology result is indeterminate, defined as atypia/follicular lesions of undetermined significance (AUS/FLUS) or suspicious for FN/HCN, we perform the GEC. Historically, the GEC is performed on approximately 14%-17% of samples we have received for the Afirma solution where we perfom cytopathology. Approximately 5%-10% of the samples for GEC testing have insufficient ribonucleic acid, or RNA, from which to render a result. The GEC can be reported as Benign, Suspicious or No Result. We bill for the GEC Benign and GEC Suspicious results only. After the GEC is completed, we issue the cytopathology report for the indeterminate results as well as the GEC report, and then bill for both of these tests. We incur costs of collecting and shipping the FNAs and a portion of the costs of performing tests where we cannot ultimately issue a patient report. Because we cannot bill for all samples received, the number of FNAs received does not directly correlate to the total number of patient reports issued and the amount billed.

Continued Adoption of and Reimbursement for Afirma

To date, only a small number of payers have reimbursed us for Afirma at full list price. Revenue growth depends on both our ability to achieve broader reimbursement at increased levels from third-party payers and to expand our base of prescribing physicians and increase our penetration in existing accounts. Because some payers consider the GEC experimental and investigational, we may not receive payment on many tests and payments may not be at acceptable levels. We expect our revenue growth will increase as more payers make a positive coverage decision and as payers enter into contracts with us, which should enhance our accrued revenue and collections. To drive increased adoption of Afirma, we increased our internal sales force in high-volume geographies domestically during 2014 and are continuing to do so, to a lesser extent, in 2015, along with increasing our marketing efforts. We have also hired institutional channel managers to focus on the institutional segment, which accounts generally send us only GECs. If we are unable to expand the base of prescribing physicians and penetration within these accounts at an acceptable rate, or if we are not able to execute our strategy for increasing reimbursement, we may not be able to effectively increase our revenue.

Our average reimbursement per GEC was approximately $2,300 in the quarter ended September 30, 2015 as compared with approximately $2,100 in the quarter ended September 30, 2014. The average GEC reimbursement rate will change over time due to a number of factors, including medical coverage decisions by payers, the effects of contracts signed with payers, changes in allowed amounts by payers, our ability to successfully win appeals for payment, and our ability to collect cash payments from third-party payers and individual patients.

We calculate the average GEC reimbursement from all payers, whether they are on a cash or an accrual basis, for tests that are on average a year old, since it can take a significant period of time to collect from some payers.  We use an average of reimbursement for tests provided over two quarters as it reduces the effects of temporary volatility and seasonal effects.  Thus the average reimbursement per GEC represents the total cash collected to date against GEC tests performed during the relevant period divided by the number of GEC tests performed during that same period.

How We Recognize Revenue

A significant portion of our revenue is recognized upon the earlier of receipt of third-party notification of payment or when cash is received. For Medicare and certain other payers where we have an agreed upon reimbursement rate or we are able to estimate the amount that will ultimately be received at the time delivery is complete, we recognize the related revenue on an accrual basis. In the first period in which revenue is accrued for a particular payer, there generally is a one-time increase in revenue. Until we have contracts with or can estimate the amount that will ultimately be received from a larger number of payers, we will recognize a large portion of our revenue upon the earlier of notification of payment or when cash is received. Additionally, as we commercialize new products, we will need to be able to make an estimate of the amount that will ultimately be received for each payer for each new product offering prior to being able to recognize the related revenue on an accrual basis. Because the timing and amount of cash payments received from payers is difficult to predict, we expect that our revenue will fluctuate significantly in any given quarter. In addition, even if we begin to accrue larger amounts of revenue related to Afirma, when we introduce new products, we do not expect we will be able to recognize revenue from new products on an accrual basis for some period of time. This may result in continued fluctuations in our revenue.

Revenue recognized when cash is received and on an accrual basis for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue recognized when cash is received	$5,350	$7,338	$16,504	$18,501
Revenue recognized on an accrual basis	6,985	2,500	18,957	7,490
Total	$12,335	$9,838	$35,461	$25,991

As of September 30, 2015, cumulative amounts billed at list price for tests processed that were not recognized as revenue upon delivery of a patient report because our accrual revenue recognition criteria were not met and for which we have not received notification of payment, collected cash or written off as uncollectible, totaled approximately $118 million.

As of December 31, 2014, cumulative amounts billed at list price for tests processed that were not recognized as revenue upon delivery of a patient report because our accrual revenue recognition criteria were not met and for which we have not received notification of payment, collected cash or written off as uncollectible, totaled approximately $86 million. Of this amount, we recognized revenue of approximately $1 million and $9 million in the three and nine months ended September 30, 2015, respectively, when cash was received.

Generally, cash we receive is collected within 12 months of the date the test is billed. We cannot provide any assurance as to when, if ever, or to what extent any of the amounts outstanding will be collected. Notwithstanding our efforts to obtain payment for these tests, payers may deny our claims, in whole or in part, and we may never receive revenue from previously performed but unpaid tests. Revenue from these tests, if any, may not be equal to the billed amount due to a number of factors, including differences in reimbursement rates, the amounts of patient co-payments and co-insurance, the existence of secondary payers and claims denials. Finally, when we increase our list price, as we did in July 2015, it will increase the cumulative amounts billed.

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

Impact of Genzyme Co-promotion Agreement

The $10.0 million up-front co-promotion fee we received from Genzyme under the Co-promotion Agreement dated as of January 18, 2012 is being amortized over the estimated useful life based on the provisions of the agreement as a reduction to selling and marketing expenses. We amortized $1.4 million and $1.8 million of the $10.0 million of this fee in the nine months ended September 30, 2015 and 2014, respectively, which is reflected as a reduction to selling and marketing expenses in our condensed statements of operations and comprehensive loss. The 2012 agreement required that we pay a certain percentage of our cash receipts from the sale of the Afirma GEC test to Genzyme, which percentage decreased over time. The percentage was initially 50%, 40% from January 2013 through February 2014, 32% from February 2014 through December 2014, and decreased to 15% in January 2015. Our co-promotion fees were $1.8 million and $5.2 million in the three and nine months ended September 30, 2015, respectively, compared to $3.2 million and $8.7 million in the same periods in 2014, and are included in selling and marketing expenses in our condensed statements of operations and comprehensive loss.

In November 2014, we signed an Amended and Restated U.S. Co-promotion Agreement, with Genzyme, or Amended Agreement. Under the Amended Agreement, the co-promotion fees Genzyme receives as a percentage of U.S. cash receipts from the sale of the Afirma GEC test were reduced from 32% to 15% beginning January 1, 2015. Further, we have agreed to assume more responsibilities for sales and marketing activities. Either party may terminate the agreement with six months prior notice, however, neither party can terminate the agreement for convenience prior to June 30, 2016. Our agreement with Genzyme expires in January 2027.

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

Development of Additional Products

We currently rely on sales of Afirma to generate all of our revenue. In May 2014, we commercially launched our Afirma Malignancy Classifiers, which we believe enhances our Afirma Thyroid FNA Analysis as a comprehensive way to manage thyroid nodule patients and serve our current base of prescribing physicians. We are also pursuing development or acquisition of products for additional diseases to increase and diversify our revenue. For example, in September 2014 we acquired Allegro and with it, a molecular diagnostic lung cancer test designed to help physicians determine which patients with lung nodules who have had a non-diagnostic bronchoscopy result are at low risk for cancer and can thus be safely monitored with CT scans, rather than undergoing invasive procedures. We launched the Percepta Bronchial Genomic Classifier, the test acquired from Allegro, in April 2015.  Additionally, we are pursuing a solution for interstitial lung disease that will offer an alternative to surgery by developing a genomic signature to classify samples collected through less invasive bronchoscopy techniques. Accordingly, we expect to continue to invest heavily in research and development in order to expand the capabilities of our solutions and to develop additional products. Our success in developing or acquiring new products will be important in our efforts to grow our business by expanding the potential market for our products and diversifying our sources of revenue.

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

Historical Seasonal Fluctuations in FNAs Received, GEC Test Volume and Collections

Our business is subject to fluctuations in the number of FNA samples received for both cytopathology and GEC testing throughout the year as a result of physician practices being closed for holidays or endocrinology and thyroid-related industry meetings which are widely attended by our prescribing physicians. Like other companies in our field, vacations by physicians and patients tend to negatively affect our volumes more during the summer months and during the end of year holidays compared to other times of the year. Additionally, we may receive fewer FNAs in the winter months due to severe weather if patients are not able to visit their doctor’s office. Our reimbursed rates and cash collections are also subject to seasonality. Medicare normally makes adjustments in its fee schedules at the beginning of the year which may affect our reimbursement. Additionally, some plans reset their deductibles at the beginning of each year which means that patients early in the year are responsible for a greater portion of the cost of our tests, and we have lower collection rates from individual patients than from third-party payers. Later in the year, particularly in the fourth quarter, we experience improved payment results as third-party payers tend to clear pending claims toward year end. This trend historically has increased our cash collections in the fourth quarter. The effects of these seasonal fluctuations in prior periods may have been obscured by the growth of our business.

Financial Overview

Revenue

Through September 30, 2015, all of our revenues have been derived from the sale of Afirma. To date, Afirma has been delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of collection from the third-party payer and individual patients. Our third-party payers in excess of 10% of revenue and their related revenue as a percentage of revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Medicare	28%	23%	27%	26%
UnitedHealthcare	11%	15%	13%	17%
Aetna	9%	10%	9%	11%
	48%	48%	49%	54%

As the number of payers reimbursing for Afirma increases, the percentage of revenue derived from Medicare and other significant third-party payers has changed and will continue to change as a percentage of revenue.

For tests performed where we have an agreed upon reimbursement rate or we can estimate of the amount we will ultimately receive at the time delivery is complete, such as in the case of Medicare and certain other payers, we recognize the related revenue upon delivery of a patient report to the prescribing physician based on the established billing rate less contractual and other adjustments to arrive at the amount that we expect to ultimately receive. We determine the amount we expect to ultimately receive based on a per payer, per contract or agreement basis. The expected amount is typically lower than, if applicable, the agreed upon reimbursement amount due to several factors, such as the amount of patient co-payments, the existence of secondary payers and claim denials. In other situations, where we are cannot estimate the amount that will ultimately be received, we recognize revenue upon the earlier of receipt of third-party payer notification of payment or when cash is received. Incremental accrued revenue as a result of additional payer(s) meeting our revenue recognition criteria in the three and nine months ended September 30, 2015 was approximately $0.1 million and $0.6 million, respectively. Upon ultimate collection, the amount received from Medicare and commercial payers where reimbursement was estimated is compared to previous estimates and the contractual allowance is adjusted accordingly. Our ability to increase our revenue will depend on our ability to penetrate the market, obtain positive coverage policies from additional third-party payers, obtain reimbursement and/or enter into contracts with additional third-party payers, and increase reimbursement rates for tests performed. Finally, should we recognize revenue from payers on an accrual basis and later determine the judgments underlying estimated reimbursement change, our financial results could be negatively impacted in future quarters.

Cost of Revenue

The components of our cost of revenue are materials and service costs, including cytopathology testing services, stock-based compensation expense, direct labor costs, equipment and infrastructure expenses associated with testing samples, shipping charges to transport samples, and allocated overhead including rent, information technology, equipment depreciation and utilities. Costs associated with performing tests are recorded as the test is processed regardless of whether and when revenue is recognized with respect to that test. As a result, our cost of revenue as a percentage of revenue may vary significantly from period to period because we do not recognize all revenue in the period in which the associated costs are incurred. We expect cost of revenue in absolute dollars to increase as the number of tests we perform increases and as the rent allocated to the laboratory increases based on the expanded square footage of the laboratory in our new facility. However, we expect that the cost per test will decrease over time due to leveraging fixed costs, efficiencies we may gain as test volume increases and from automation, process efficiencies and other cost reductions. As we introduce new tests, initially our cost of revenue will be high and will increase disproportionately our aggregate cost of revenue until we achieve efficiencies in processing these new tests.

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

Selling and Marketing

Selling and marketing expenses consist of personnel costs, including stock-based compensation expense, direct marketing expenses, consulting costs, and allocated overhead including rent, information technology, equipment depreciation and utilities. In addition, co-promotion fees paid to Genzyme, net of amortization of the up-front fee received, are included in selling and marketing expenses. In November 2014, we amended the co-promotion agreement with Genzyme. As a result of this amendment, we expect our selling and marketing expenses for Afirma to increase slightly during 2015. Our personnel costs have increased as we have taken on more sales and marketing responsibilities related to Afirma, but these increases are offset by the lower rate we are required to pay Genzyme under the agreement beginning in January 2015. Additionally, in 2015, we have begun to incur selling and marketing expenses as a result of investments in our lung product portfolio. Thus, we believe total selling and marketing expenses will continue to increase in 2015.

General and Administrative

General and administrative expenses include those from the executive, finance and accounting, human resources, legal, billing and client services, and quality and regulatory functions. These expenses include personnel costs, including stock-based compensation expense, audit and legal expenses, consulting costs, costs associated with being a public company, and allocated overhead including rent, information technology, equipment depreciation and utilities. The year ended December 31, 2014 also included transaction costs related to the acquisition of Allegro in September 2014, including charges for merger related severance and bonuses. We expect our general and administration expenses will continue to increase during 2015 as we expand our billing group to support anticipated increased demand for our tests, hire more personnel in accounting and finance, incur increasing expenses related to the documentation of our internal controls in connection with preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and incur greater legal costs for patent prosecution, for public company compliance and for general corporate purposes. Additionally, while we do not begin to make rent payments for our new headquarters space until April 2016, following expiration of our current lease and build out of the office space and new laboratory in of our new facility, in accordance with generally accepted accounting principles, the rent is expensed on a straight-line basis over the lease period.  Prior to beginning to utilize the space, this rent expense is being charged to general and administrative in the amount of approximately $0.5 million per quarter.

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

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Revenue Recognition

We recognize revenue in accordance with the provision of ASC 954-605, Health Care Entities - Revenue Recognition. Our revenue is generated from the provision of diagnostic services using the Afirma solution and the service is completed upon the delivery of test results to the prescribing physician, at which time we bill for the service. We recognize revenue related to billings for Medicare and commercial payers on an accrual basis, net of contractual and other adjustments, when amounts that will ultimately be realized can be estimated. Contractual and other adjustments represent the difference between the list price (the billing rate) and the estimated reimbursement rate for each payer. Upon ultimate collection, the amount received from Medicare and commercial payers where reimbursement was estimated is compared to previous estimates and, if necessary, the contractual allowance is adjusted accordingly. Until a contract has been negotiated with a commercial payer or governmental program, the Afirma solution may or may not be covered by these entities’ existing reimbursement policies. In addition, patients do not enter into direct agreements with us that commit them to pay any portion of the cost of the tests in the event that their insurance declines to reimburse us. In the absence of an agreement with the patient or other clearly enforceable legal right to demand payment from the patient, the related revenue is only recognized upon the earlier of payment notification, if applicable, or cash receipt.

The estimates of amounts that will ultimately be realized requires significant judgment by management. Some patients have out-of-pocket costs for amounts not covered by their insurance carrier, and we may bill the patient directly for these amounts in the form of co-payments and co-insurance in accordance with their insurance carrier and health plans. Some payers may not cover our GEC as ordered by the prescribing physician under their reimbursement policies. We pursue reimbursement from such patients on a case-by-case basis. In the absence of contracted reimbursement coverage or the ability to estimate the amount that will ultimately be realized for our services, revenue is recognized upon the earlier of receipt of third-party payer notification of payment or when cash is received.

We use judgment in determining if we are able to make an estimate of what will ultimately be realized. We also use judgment in estimating the amounts we expect to collect by payer. Our judgments will continue to evolve in the future as we continue to gain payment experience with third-party payers and patients.

Allowance for Doubtful Accounts

We estimate an allowance for doubtful accounts against our individual patient accounts receivable based on estimates of expected payment consistent with historical payment experience. Our allowance for doubtful accounts is evaluated on a regular basis and adjusted when trends or significant events indicate that a change in estimate is appropriate. Accounts receivable are written off against the allowance when the appeals process is exhausted or when there is other substantive evidence that the account will not be paid.

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

Finite-lived Intangible Assets

Finite-lived intangible assets relates to intangible assets reclassified from indefinite-lived intangible assets, following the launch of Percepta in April 2015.  We amortize finite-lived intangible assets using the straight-line method, over their estimated useful life.  The estimated useful life of 15 years was used for the intangible asset related to Percepta based on management’s estimate of product life, product life of other diagnostic tests and patent life. We test this finite-lived intangible asset for impairment annually or when facts or circumstances indicate a reduction in the fair value below its carrying amount.

Indefinite-lived Intangible Assets — In-process Research and Development

The Company’s indefinite-lived intangible assets are comprised of acquired in-process research and development, or IPR&D. The fair value of IPR&D acquired through a business combination is capitalized as an indefinite-lived intangible asset until the completion or abandonment of the related research and development activities. When research and development is complete, the associated assets are amortized on a straight-line basis over their estimated useful lives. IPR&D is tested for impairment annually or more frequently if events or circumstances indicate that the fair value may be below the carrying value of the asset. The Company recognizes an impairment loss when the total of estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. There was no impairment for the nine months ended September 30, 2015.

Goodwill

We review goodwill for impairment annually or more frequently if events or circumstances indicate that it may be impaired. Our goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. We have determined that we operate in a single segment and have a single reporting unit associated with the development and commercialization of diagnostic products. In the event we determine that it is more likely than not the carrying value of the reporting unit is higher than its fair value, quantitative testing is performed comparing recorded values to estimated fair values. If impairment is present, the impairment loss is measured as the excess of the recorded goodwill over its implied fair value. We perform our annual evaluation of goodwill during the fourth quarter of each fiscal year. There was no impairment for the nine months ended September 30, 2015.

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

We are required to reduce our deferred tax assets by a valuation allowance if it is more-likely-than-not that some or all of our deferred tax assets will not be realized. We must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of our valuation allowance, if any, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses and, based on all available evidence, we believe it is more-likely-than-not that our recorded net deferred tax assets will not be realized. Accordingly, we recorded a valuation allowance against all of our net deferred tax assets at September 30, 2015 and December 31, 2014. We will continue to maintain a full valuation allowance on our net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Dollar	%
	2015	2014	Change	Change
	(In thousands except GECs processed)
Statements of Operations Data:
Revenue	$12,335	$9,838	$2,497	25%
Operating expense:
Cost of revenue	5,618	4,168	1,450	35%
Research and development	3,563	2,233	1,330	60%
Selling and marketing	6,048	5,533	515	9%
General and administrative	5,728	5,715	13	0%
Intangible asset amortization	266	—	266	—
Total operating expenses	21,223	17,649	3,574	20%
Loss from operations	(8,888)	(7,811)	(1,077)	14%
Interest expense	(92)	(114)	22	-19%
Other income, net	35	23	12	52%
Net loss and comprehensive loss	$(8,945)	$(7,902)	$(1,043)	13%
Other Operating Data:
GECs processed	5,034	3,441	1,593	46%

Revenue

Revenue increased $2.5 million, or 25%, for the three months ended September 30, 2015 compared to the same period in 2014.  The increase was primarily due to increased adoption of Afirma and the resultant increase in tests delivered, and, to a lesser extent, additional payers meeting our revenue recognition criteria for accrual, partially offset by a decrease in revenue recorded as cash is received. As contracts are executed and as revenue and collection becomes more predictable, we expect to continue to shift to accruing for revenue instead of waiting until the cash is received to recognize the revenue. For the three months ended September 30, 2015 compared to the same period in 2014, revenue recognized on an accrual basis increased by approximately $4.5 million, or 179%, to $7.0 million, and revenue recognized when cash was received decreased by approximately $2.0 million, or 27%, to $5.4 million. Cash revenue in the third quarter of 2014 was positively impacted by a $0.5 million catch-up payment.

Cost of revenue

	Three Months Ended September 30,		Dollar	%
	2015	2014	Change	Change
	(In thousands)
Cost of revenue:
Reagents, chips, consumables and related	$2,008	$1,327	$681	51%
Cytopathology fees and related costs	1,395	1,137	258	23%
Sample collection	834	656	178	27%
Direct labor	685	467	218	47%
Other	696	581	115	20%
Total	$5,618	$4,168	$1,450	35%

Cost of revenue increased $1.5 million, or 35%, for the three months ended September 30, 2015 compared to the same period in 2014.  Given our corporate focus on GEC growth, GEC tests increased by 46% and cytopathology tests increased by 20%.  The increase in reagents, chips, consumables and related costs is associated primarily with increased GEC test volume. The increase in cytopathology fees is related to the volume increase in FNA samples processed. The increase in sample collection costs is primarily related to increased volume. The increase in direct labor is associated with the increase in sample volume and the mix shift to relatively more GECs versus cytopathology tests as more labor hours are incurred on the GEC tests compared to the cytopathology tests and at a higher average employee cost. Other costs are primarily indirect costs, such as facilities allocation, depreciation and equipment maintenance, which increased as a result of increased allocable costs and increased allocation due to a headcount increase of 42%.

The relationship of cost of revenue to revenue for the three months ended September 30, 2015 is impacted by certain payers meeting our revenue recognition criteria for accrual.  As a result, approximately $0.1 million of incremental revenue was accrued for these payers in the quarter and therefore the revenue was recognized in the same period as the related expenses for these tests, which represents a change for these payers from prior periods.

During the three months ended September 30, 2014, a payer made a catch-up payment of approximately $0.5 million, relating to tests performed in prior periods.  The 2014 catch-up payment was the result of a negotiated settlement of amounts owed.  The catch-up payment was recorded as cash revenue.  The relationship of cost of revenue to revenue for the three months ended September 30, 2014 was favorably impacted as the costs associated with processing the tests associated with the catch-up payment had been expensed in the period in which the patient reports were delivered.

Research and development

	Three Months Ended September 30,		Dollar	%
	2015	2014	Change	Change
	(In thousands)
Research and development expense:
Personnel related expense	$1,553	$1,080	$473	44%
Stock-based compensation expense	296	184	112	61%
Direct R&D expense	999	568	431	76%
Other expense	715	401	314	78%
Total	$3,563	$2,233	$1,330	60%

Research and development expense increased $1.3 million, or 60%, for the three months ended September 30, 2015 compared to the same period in 2014. The increase in personnel related expense was primarily due to increased accrued bonuses as a result of increased bonus targets and performance, as well as a 7% increase in headcount at September 30, 2015 as compared to September 30, 2014. The increase in direct R&D expense was primarily due to materials purchased for research and development experiments as well as expenses associated with ongoing thyroid studies and the Percepta clinical utility study. The increase in stock-based compensation expense reflects option grants to new and existing employees. The increase in other expense was primarily due to consulting, facility and equipment charges.

Selling and marketing

	Three Months Ended September 30,		Dollar	%
	2015	2014	Change	Change
	(In thousands)
Selling and marketing expense:
Genzyme co-promotion expense, net	$1,330	$2,666	$(1,336)	-50%
Personnel related expense	2,905	1,895	1,010	53%
Stock-based compensation expense	353	200	153	77%
Direct marketing expense	656	337	319	95%
Other expense	804	435	369	85%
Total	$6,048	$5,533	$515	9%

Selling and marketing expense increased $0.5 million, or 9%, for the three months ended September 30, 2015 compared to the same period in 2014. The decrease in Genzyme co-promotion expense, net, reflects a reduction in the co-promotion percentage rate payable to Genzyme in the third quarter of 2015 as compared to the third quarter of 2014 under the Amended Agreement with Genzyme, partially offset by growth in cash collections. The increase in personnel related expense was primarily due to increased commissions and accrued bonuses as a result of increased targets and performance, as well as a 28% increase in headcount of our sales and marketing team at September 30, 2015 as compared to September 30, 2014. The increase in stock-based compensation expense reflects option grants to new and existing employees. The increase in direct marketing expense was due primarily to increased marketing expenses for Afirma and, to a lesser extent, lung-related marketing expenses. The increase in other expense was primarily due to consulting expenses and an increase in information technology and facilities expenses that were related to sales and marketing activities.

General and administrative

	Three Months Ended September 30,		Dollar	%
	2015	2014	Change	Change
	(In thousands)
General and administrative expense:
Personnel related expense	$2,596	$3,308	$(712)	-22%
Stock-based compensation expense	794	634	160	25%
Professional fees expense	1,101	951	150	16%
Rent and other facilities expense	898	371	527	142%
Other expense	339	451	(112)	-25%
Total	$5,728	$5,715	$13	0%

General and administrative expense was largely unchanged for the three months ended September 30, 2015 compared to the same period in 2014. The decrease in personnel related expense was primarily due to $1.2 million of bonus and severance recorded in the quarter ended September 30, 2014 associated with acquisition of Allegro, offset by increased accrued bonuses as a result of increased bonus targets and performance, as well as an 11% increase in headcount, at September 30, 2015 as compared to September 30, 2014. The increase in stock-based compensation expense was primarily due to option grants to new and existing employees. The increase in professional fees includes higher accounting, audit, legal and other corporate expenses including insurance, offset by approximately $0.5 million of legal, accounting and valuation services associated with the Allegro acquisition in the 2014 period.  The increase in rent and other facilities expense was largely due to our new headquarters building, which is currently being built out for office and new laboratory space, as well as our existing space, for which the lease ends in March 2016. While we do not begin to make rent payments for our new headquarters facility until April 2016, following expiration of our current lease and build out of office space and new laboratory space for our new facility, in accordance with GAAP, the rent is expensed on a straight-line basis over the lease period.  Prior to beginning to utilize the space, this rent expense is being charged to general and administrative in the amount of approximately $0.5 million per quarter. The decrease in other expense was due primarily to a decrease in information technology and facilities allocations as a result of increased headcount in other functions.

Intangible asset amortization

Intangible asset amortization began in April 2015 when we launched Percepta and as a result reclassified the indefinite-lived intangible asset to a finite-lived intangible asset.  The finite-lived intangible asset with a cost of $16.0 million is being amortized over 15 years, using the straight-line method. Intangible asset amortization of $0.3 million was recorded in the three months ended September 30, 2015.

Interest expense

Interest expense decreased $22,000 for the three months ended September 30, 2015 compared to the same period in 2014 reflecting the debt modification under the amended loan and security agreement entered into in December 2014.

Other income, net

Other income, net, increased $12,000 for the three months ended September 30, 2015 compared to the same period in 2014 primarily due to interest income received and lower amortization of debt issuance costs.

Comparison of the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended September 30,		Dollar	%
	2015	2014	Change	Change
	(In thousands except GECs processed)
Statements of Operations Data:
Revenue	$35,461	$25,991	$9,470	36%
Operating expense:
Cost of revenue	15,322	11,741	3,581	30%
Research and development	9,453	6,602	2,851	43%
Selling and marketing	18,606	14,970	3,636	24%
General and administrative	17,062	13,625	3,437	25%
Intangible asset amortization	533	—	533	—
Total operating expenses	60,976	46,938	14,038	30%
Loss from operations	(25,515)	(20,947)	(4,568)	22%
Interest expense	(269)	(338)	69	-20%
Other income, net	93	54	39	72%
Net loss and comprehensive loss	$(25,691)	$(21,231)	$(4,460)	21%
Other Operating Data:
GECs processed	13,812	9,990	3,822	38%

Revenue

Revenue increased $9.5 million, or 36%, for the nine months ended September 30, 2015 compared to the same period in 2014.  The increase was primarily due to increased adoption of Afirma and the resultant increase in tests delivered, and, to a lesser extent, additional payers meeting our revenue recognition criteria for accrual, partially offset by a decrease in revenue recorded when cash is received. As contracts are executed and as revenue and collection becomes more predictable, we expect to continue to shift to accruing for revenue instead of waiting until the cash is received to recognize the revenue. For the nine months ended September 30, 2015 compared to the same period in 2014, revenue recognized on an accrual basis increased by approximately $11.5 million, or 153%, to $19.0 million, and revenue recognized when cash was received decreased by approximately $2.0 million, or 11%, to $16.5 million. Cash revenue for the nine months ended September 30, of 2015 and 2014 were positively impacted by $0.5 and $0.5 million, respectively, of catch-up payments.

Cost of revenue

	Nine Months Ended September 30,		Dollar	%
	2015	2014	Change	Change
	(In thousands)
Cost of revenue:
Reagents, chips, consumables and related	$5,210	$3,641	$1,569	43%
Cytopathology fees and related costs	3,978	3,282	696	21%
Sample collection	2,256	1,820	436	24%
Direct labor	1,790	1,317	473	36%
Other	2,088	1,681	407	24%
Total	$15,322	$11,741	$3,581	30%

Cost of revenue increased $3.6 million, or 30%, for the nine months ended September 30, 2015 compared to the same period in 2014. Given our corporate focus on GEC growth, GEC tests increased by 38% and cytopathology tests increased by 21%.  The increase in reagents, chips, consumables and related costs is associated primarily with increased GEC test volume. The increase in cytopathology fees is related to the volume increase in FNA samples processed. The increase in sample collection costs is primarily related to increased volume of samples. The increase in direct labor is associated with the increase in sample volume and the mix shift to relatively more GECs versus cytopathology tests as more labor hours are incurred on the GEC tests compared to the cytopathology tests and at a higher average employee cost. Other costs are primarily indirect costs, such as facilities allocation, depreciation and equipment maintenance, which increased as a result of increased allocable costs and increased allocation due to a headcount increase of 42%.

Research and development

	Nine Months Ended September 30,		Dollar	%
	2015	2014	Change	Change
	(In thousands)
Research and development expense:
Personnel related expense	$4,470	$3,146	$1,324	42%
Stock-based compensation expense	890	446	444	100%
Direct R&D expense	2,328	1,781	547	31%
Other expense	1,765	1,229	536	44%
Total	$9,453	$6,602	$2,851	43%

Research and development expense increased $2.9 million, or 43%, for the nine months ended September 30, 2015 compared to the same period in 2014. The increase in personnel related expense was primarily due to increased accrued bonuses as a result of increased bonus targets and performance, as well as a 7% increase in headcount, at September 30, 2015 as compared to September 30, 2014. The increase in stock-based compensation expense reflects option grants to new and existing employees. The increase in direct R&D expense was primarily due to increased clinical expenses associated with our ongoing thyroid studies and the Percepta clinical utility study and materials purchased for research and development experiments.  Other expense increased primarily as a result of consulting and increased information technology and facilities expenses that were related to research and development activities.

Selling and marketing

	Nine Months Ended September 30,		Dollar	%
	2015	2014	Change	Change
	(In thousands)
Selling and marketing expense:
Genzyme co-promotion expense, net	$3,752	$6,895	$(3,143)	-46%
Personnel related expense	8,822	5,350	3,472	65%
Stock-based compensation expense	943	485	458	94%
Direct marketing expense	2,238	935	1,303	139%
Other expense	2,851	1,305	1,546	118%
Total	$18,606	$14,970	$3,636	24%

Selling and marketing expense increased $3.6 million, or 24%, for the nine months ended September 30, 2015 compared to the same period in 2014. The decrease in Genzyme co-promotion expense, net, reflects a reduction in the co-promotion percentage rate payable to Genzyme in the first nine months of 2015 as compared to the first nine months of 2014 under the Amended Agreement with Genzyme, partially offset by growth in cash collections. The increase in personnel related expense was primarily due to increased commissions and accrued bonus as a result of increased performance and bonus targets, as well as a 28% increase in headcount of our sales and marketing team at September 30, 2015 as compared to September 30, 2014. The increase in stock-based compensation expense reflects option grants to new and existing employees. The increase in direct marketing expense was due primarily to expenses associated with Afirma, including trade shows, market research, advertising, public relations, speaker programs and, to a lesser extent, lung-related marketing expenses. The increase in other expense was primarily due to an increase in consulting expenses and, to a lesser extent, an increase in information technology and facilities expenses that were related to sales and marketing activities.

General and administrative

	Nine Months Ended June 30,		Dollar	%
	2015	2014	Change	Change
	(In thousands)
General and administrative expense:
Personnel related expense	$7,811	$7,116	$695	10%
Stock-based compensation expense	2,289	1,431	858	60%
Professional fees expense	3,832	2,991	841	28%
Rent and other facilities expense	1,821	1,113	708	64%
Other expense	1,309	974	335	34%
Total	$17,062	$13,625	$3,437	25%

General and administrative expense increased $3.4 million, or 25%, for the nine months ended September 30, 2015 compared to the same period in 2014. The increase in personnel related expense was primarily due to increased accrued bonuses as a result of increased bonus targets and performance, as well as an 11% increase in headcount, at September 30, 2015 as compared to September 30, 2014, offset by bonus and severance of $1.2 million associated with the Allegro acquisition in the nine months ended September 30, 2014. The increase in stock-based compensation expense was primarily due to option grants to new and existing employees. The increase in professional fees includes higher accounting, audit, legal and other corporate expenses including insurance offset by $0.5 million of professional fees associated with the Allegro acquisition in 2014. The increase in rent and other facilities expense was largely due to our new headquarters space, which is currently being built out for office and new laboratory space, as well as our existing space, for which the lease ends in March of 2016. While we do not begin to make rent payments for our new headquarters space until April 2016, following expiration of our current lease and build out of office space and new laboratory space for our new facility, in accordance with GAAP, the rent is expensed on a straight-line basis over the lease period.  Prior to beginning to utilize the space, this rent expense is being charged to general and administrative in the amount of approximately $0.5 million per quarter. The increase in other expense was due primarily to an increase in consulting expense of approximately $0.6 million and other expenses partially offset by decreases in information technology and facilities allocations as a result of increased headcount in other functions.

Intangible asset amortization

Intangible asset amortization began in April 2015 when we launched Percepta and as a result reclassified the indefinite-lived intangible asset to a finite-lived intangible asset.  The finite-lived intangible asset with a cost of $16.0 million is being amortized over 15 years, using the straight-line method. Intangible asset amortization was $0.5 million for the nine months ended September 30, 2015.

Interest expense

Interest expense decreased $69,000 for the nine months ended September 30, 2015 compared to the same period in 2014 reflecting the debt modification under the amended loan and security agreement entered into in December 2014.

Other income, net

Other income, net, increased $39,000 for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to interest income received and lower amortization of debt issuance costs.

Liquidity and Capital Resources

We have incurred net losses since our inception. For the nine months ended September 30, 2015 and the year ended December 31, 2014, we had a net loss of $25.7 million and $29.4 million, respectively, and we expect to incur additional losses in the remainder of 2015 and in future years. As of September 30, 2015, we had an accumulated deficit of $140.7 million. We may never achieve revenue sufficient to offset our expenses.

On April 28, 2015, we issued and sold 4,907,975 shares of our common stock in a private placement, at a price of $8.15 per share.  We received $37.3 million in net proceeds, after deducting expenses payable by us of $2.7 million.

In June 2015, we filed a universal shelf registration statement with the Securities and Exchange Commission which provides us the ability to offer for sale up to $125.0 million of securities in a primary offering, including common stock, preferred stock, debt securities, depositary shares and rights.  This shelf registration statement provides us the ability, within the $125.0 million, to offer for sale up to $25.0 million of our common stock at market prices pursuant to the terms of a Controlled Equity Sales Agreement. Approximately $0.3 million of costs associated with this registration statement have been deferred in other current assets as of September 30, 2015.

We believe our existing cash and cash equivalents of $46.1 million as of September 30, 2015 and our revenue during the next 12 months will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

From inception through September 30, 2015, we have received $192.0 million in net proceeds from various sources to finance our operations, including net proceeds of $78.6 million from sales of our preferred stock, net proceeds of $59.2 million from our initial public offering, net proceeds of $37.3 million from our sale of common stock in a private placement, $10.0 million from the Genzyme co-promotion agreement, net borrowings of $4.9 million under our loan and security agreement, and $2.0 million from the exercise of stock options.

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

In December 2014, we amended certain terms and conditions of the Original Loan. The Amended Loan provides for term loans of up to $15.0 million in aggregate, in three tranches of $5.0 million each. We borrowed $5.0 million under the first tranche in December 2014 and used the funds for repayment of the $5.0 million in principal outstanding under the Original Loan, in a cashless transaction. In addition, we paid the accrued but unpaid interest of $14,000 due on the Original Loan and the related end-of-term payment of $110,000. The Amended Loan waived the prepayment premium of $75,000 under the Original Loan and reduced the end-of-term payment of $225,000 under the Original Loan to $110,000. The second $5.0 million tranche under the Amended Loan is available through December 31, 2015, and we may borrow the third $5.0 million tranche any time through June 30, 2016 after achieving the third tranche revenue milestone as defined in the Amended Loan.

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

Loans drawn under the Original Loan and the Amended Loan were used for working capital and general corporate purposes. Our obligations under the Amended Loan are secured by a security interest on substantially all of our assets, excluding our intellectual property and certain other assets. The Amended Loan contains customary conditions related to borrowing, events of default, and covenants, including covenants limiting our ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions. The Amended Loan also allows the lender to call the debt in the event there is a material adverse change in our business or financial condition. We are required to be in compliance with a minimum liquidity or minimum revenue covenant. As of September 30, 2015, we were in compliance with all covenants.

In September 2014, we acquired Allegro, to accelerate our entry into pulmonology, our second planned clinical area. Allegro was focused on the development of genomic tests to improve the preoperative diagnosis of lung cancer. In conjunction with the acquisition, we issued 964,377 shares of our common stock, paid $2.7 million in cash, settled in cash outstanding indebtedness of Allegro totaling $4.3 million, and paid severance and bonus to Allegro personnel of $1.2 million.

We expect that our near- and longer-term liquidity requirements will continue to consist of selling and marketing expenses, research and development expenses, working capital, and general corporate expenses associated with the growth of our business. Within the next six months, we will spend approximately $1.8 million in addition to $3.3 million of landlord provided funding for tenant improvements for the build out of our new South San Francisco headquarters and laboratory facilities. As of September 30, 2015, we have incurred $1.7 million of costs for the new facility. However, we may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to generate revenue to finance our cash requirements, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. The credit market and financial services industry have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing. If we are not able to secure additional funding when needed, on acceptable terms, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to us.

The following table summarizes our cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
Cash used in operating activities	$(24,135)	$(19,196)
Cash used in investing activities	(2,508)	(8,477)
Cash provided by financing activities	37,745	455

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2015 was $24.1 million. The net loss of $25.7 million primarily includes non-cash charges of $4.2 million of stock-based compensation expense and $1.6 million of depreciation and amortization, offset by $1.4 million in amortization of the deferred up-front fee received from Genzyme. Cash used as a result of changes in operating assets and liabilities of $3.0 million was primarily due to an increase in prepaid and other current assets of $1.9 million, a decrease in accounts payable of $1.8 million, an increase in accounts receivable of $0.6 and an increase in supplies inventory of $0.3 million, offset by an increase in accrued liabilities and deferred rent.

Cash used in operating activities for the nine months ended September 30, 2014 was $19.2 million. The net loss of $21.2 million includes non-cash charges of $2.4 million of stock-based compensation expense and $0.8 million of depreciation and amortization, offset by $1.8 million in amortization of the deferred up-front fee received from Genzyme. Cash generated as a result of changes in operating assets and liabilities of $0.4 million is primarily due to a net increase in accounts payable and accrued liabilities of $1.9 million, offset primarily by increases in supplies inventory of $0.8 million and prepaids and other assets of $0.6 million.

Cash Flows from Investing Activities

Cash used in investing activities was $2.5 million for the nine months ended September 30, 2015. The investing activities in the nine months ended September 30, 2015 were primarily related to the $2.0 million acquisition of property and equipment, as well as additional restricted cash of $0.5 million, consisting of $0.6 million in conjunction with collateral for an irrevocable standby letter of credit as security for our new headquarters, offset by approximately $0.1 million of cash used to pay down liabilities associated with the acquisition of Allegro.

Cash used in investing activities was $8.5 million in the nine months ended September 30, 2014.  The investing activities in the nine months ended September 30, 2014 primarily consisted of the acquisition of Allegro using $6.9 million of cash and $1.5 million to purchase property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2015 of $37.7 million consisted of $37.3 million net proceeds from our sale of common stock in a private placement and $0.7 million of cash received from the exercise of options to purchase our common stock, offset by $0.2 million spent on deferred stock offering costs related to our Controlled Equity Sales Agreement.

Cash provided by financing activities for the nine months ended September 30, 2014 of $0.5 million consisted of $0.6 million cash received from the exercise of options to purchase our common stock, net of $0.1 million of IPO-related disbursements.

Contractual Obligations

Except for the lease described below, during the nine months ended September 30, 2015, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report Form 10-K for the year ended December 31, 2014, as amended.

On April 29, 2015, we signed a non-cancelable lease agreement for approximately 59,000 square feet to serve as our new South San Francisco headquarters and laboratory facilities. The lease begins in June 2015 and ends in March 2026 and contains extension of lease term and expansion options. In conjunction with this lease, the landlord is providing funding of approximately $3.3 million for tenant improvements. We currently estimate we will invest an additional approximate $3.5 million in our new facility. As of September 30, 2015, we had recorded approximately $1.7 million as a receivable from the landlord. Upon signing the lease, we provided $0.6 million in the form of a letter of credit held as security for the lease. The lease for our current South San Francisco headquarters and laboratory facilities expires on March 31, 2016.

The following table summarizes the rent payment obligations under our non-cancelable operating leases as of September 30, 2015:  (in thousands):

Year Ending December 31,	Amounts
October through December 31, 2015	$250
2016	1,822
2017	2,142
2018	2,102
2019	2,026
Thereafter	14,038
Total minimum lease payments	$22,380

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Adoption is permitted as early as the first quarter of fiscal 2017 and is required for us in the first quarter of fiscal 2018. We have not yet selected a transition method and are currently evaluating the effect that the updated standard may have on our condensed financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, to require debt issuance costs to be presented as an offset against debt outstanding. The update does not change current guidance on the recognition and measurement of debt issuance costs. The ASU is effective for interim and annual periods beginning after December 15, 2015. Adoption of the ASU is retrospective to each prior period presented. We do not anticipate that the adoption of the ASU will have a material impact on our condensed balance sheets.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $46.1 million as of September 30, 2015 which consisted of bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited interim condensed financial statements.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1A.  Risk Factors

Risks Related to Our Business

We are an early-stage company with a history of losses, and we expect to incur net losses for the foreseeable future and may never achieve or sustain profitability.

We have incurred net losses since our inception. For the nine months ended September 30, 2015 and the year ended December 31, 2014, we had a net loss of $25.7 million and $29.4 million, respectively, and we expect to incur additional losses in 2015 and in future years. As of September 30, 2015, we had an accumulated deficit of $140.7 million. We may never achieve revenue sufficient to offset our expenses. Over the next several years, we expect to continue to devote substantially all of our resources to increase adoption of, and reimbursement for, our Afirma test, as well as our lung cancer test, Percepta, which we launched in April 2015, as well as the development of additional tests we plan to commercialize, including our test for Idiopathic Pulmonary Fibrosis, or IPF. We may never achieve or sustain profitability, and our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

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

Revenue for tests performed on patients covered by Medicare, UnitedHealthcare and Aetna was 27%, 13% and 9%, respectively, of our revenue for the nine months ended September 30, 2015, compared with 26%, 17% and 11%, respectively, in the nine months ended September 30, 2014. The percentage of our revenue derived from significant payers is expected to fluctuate from period to period as our revenue increases, as additional payers provide reimbursement for our tests or if one or more payers were to stop reimbursing for our tests or change their reimbursed amounts. Effective January 2012, Palmetto GBA, the regional Medicare administrative contractor, or MAC, that handled claims processing for Medicare services with jurisdiction at that time, issued coverage and payment determinations for the Gene Expression Classifier, or GEC. On a five-year rotational basis, Medicare requests bids for its regional MAC services. Any future changes in the MAC processing or coding for Medicare claims for the Afirma GEC could result in a change in the coverage or reimbursement rates for such products, or the loss of coverage.

In September, the Centers for Medicare and Medicaid Services, or CMS, issued a preliminary rate determination for the 2016 Clinical Lab Fee Schedule, or CLFS, for new CPT codes issued in 2015. We obtained a unique CPT code (81545) for the GEC in 2015. The preliminary 2016 rate determination was issued at $2,152, a 33% reduction from our existing contracted rate of $3,200. If we are unsuccessful in challenging the proposed rate determination, then our revenue in 2016 would be negatively impacted. Approximately 20% of our GEC patients are covered by Medicare. Additionally, commercial payers who tie their reimbursement rates to medicine rates could lower their reimbursement rates. There can be no assurance that we will prevail in our challenge to this preliminary rate.

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

Physicians may not order our tests unless payers reimburse a substantial portion of the test price. There is significant uncertainty concerning third-party reimbursement of any test incorporating new technology, including the Afirma GEC and Malignancy Classifiers as well as Percepta. Reimbursement by a payer may depend on a number of factors, including a payer’s determination that these tests are:

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

We expect to continue to focus substantial resources on increasing adoption of and coverage and reimbursement for the Afirma test. We believe it takes several years to achieve coverage and contracted reimbursement with a majority of third-party payers. However, we cannot predict whether, under what circumstances, or at what payment levels payers will reimburse for our test. In addition, the Afirma Malignancy Classifiers, launched in May 2014, and Percepta, launched in April 2015, and any other new tests we may develop in the future will require that we expend substantial time and resources in order to obtain reimbursement. Also, payer consolidation is underway and creates uncertainty as to whether coverage and contracts with existing payers will remain in effect. Finally, commercial payers may tie their allowable rates to Medicare rates, and should Medicare reduce their rates, we may be negatively impacted. Our failure to establish broad adoption of and reimbursement for our tests, or our inability to maintain existing reimbursement from payers, will negatively impact our ability to generate revenue and achieve profitability, as well as our future prospects and our business.

We may experience limits on our revenue if physicians decide not to order Afirma.

If we are unable to create or maintain demand for Afirma in sufficient volume, we may not become profitable. To generate demand, we will need to continue to educate physicians about the benefits and cost-effectiveness of Afirma through published papers, presentations at scientific conferences, marketing campaigns and one-on-one education by our sales force. In addition, our ability to obtain and maintain adequate reimbursement from third-party payers will be critical to generating revenue.

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

We recognize a large portion of our revenue upon the earlier of receipt of third-party payer notification of payment or when cash is received. We have little visibility as to when we will receive payment for our diagnostic test, and we must appeal negative payment decisions, which delays collections.We may receive a large number of past payments from a payer all at once which might cause a one-time increase in revenues.  For tests performed where we have an agreed upon reimbursement rate or we are able to estimate the amount that will ultimately be realized at the time delivery is complete, such as in the case of Medicare and certain other payers, we recognize the related revenue upon delivery of a patient report to the prescribing physician based on the established billing rate less contractual and other adjustments to arrive at the amount that we expect to realize. We determine the amount we expect to realize based on a per payer, per contract or agreement basis. In the first period in which revenue is accrued for a particular payer, there generally is a one-time increase in revenue. In situations where we cannot estimate the amount that will ultimately be collected, we recognize revenue upon the earlier of receipt of third-party notification of payment or when cash is received. Upon ultimate collection, the amount received from Medicare and other payers where reimbursement was estimated is compared to previous estimates and the contractual allowance is adjusted accordingly. These factors will likely result in fluctuations in our quarterly revenue. Should we recognize revenue from payers on an accrual basis and later determine the judgments underlying estimated reimbursement change, or were incorrect at the time we accrued such revenue, our financial results could be negatively impacted in future quarters. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. In addition, these fluctuations in revenue may make it difficult for us, research analysts and investors to accurately forecast our revenue and operating results. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.

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

We rely on Thyroid Cytopathology Partners, P.A., or TCP, to provide cytopathology professional diagnoses on thyroid fine needle aspiration, or FNA, samples pursuant to a pathology services agreement. Pursuant to this agreement, TCP has the exclusive right to provide the cytopathology diagnoses on FNA samples at a fixed price per test. We have also agreed to allow TCP to co-locate in a portion of our facilities in Austin, Texas. Our agreement with TCP is effective through December 31, 2015 and thereafter automatically renews every year unless either party provides notice of intent not to renew at least 12 months prior to the end of the then-current term.

If TCP were not able to support our current test volume or future increases in test volume or to provide the quality of services we require, or if we were unable to agree on commercial terms and our relationship with TCP were to terminate, our business would be harmed until we were able to secure the services of another cytopathology provider. There can be no assurance that we would be successful in finding a replacement that would be able to conduct cytopathology diagnoses at the same volume or with the same high-quality results as TCP. Locating another suitable cytopathology provider could be time consuming and would result in delays in processing tests until a replacement was fully integrated with our test processing operations.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively the PPACA, enacted in March 2010, makes changes that are expected to significantly affect the pharmaceutical and medical device industries and clinical laboratories. Beginning in 2013, each medical device manufacturer must pay a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices that are listed with the FDA. The FDA has asserted that clinical laboratory tests such as Afirma are medical devices. However, consistent with the FDA’s policy of exercising enforcement discretion for laboratory developed tests, or LDTs. Afirma is not currently listed as a medical device with the FDA. We cannot assure you that the tax will not be extended to services such as ours in the future if Afirma or our other tests were to be regulated as a device. The PPACA also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule, or CLFS, of 1.75% for the years 2011 through 2015 and a productivity adjustment to the CLFS which affects our cytopathology billings.

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

In addition to the PPACA, the effect of which on our business cannot presently be fully quantified, various healthcare reform proposals have also emerged from federal and state governments. For example, in February 2012, Congress passed the Middle Class Tax Relief and Job Creation Act of 2012, which in part resets the clinical laboratory payment rates on the Medicare CLFS by 2% in 2013. In addition, a further reduction of 2% is anticipated from implementation of the automatic expense reductions (sequester) under the Budget Control Act of 2011, which is legislated to be in effect for dates of service on or after April 1, 2013 until fiscal year 2024. Reductions resulting from the Congressional sequester are applied to total claims payment made; however, they do not currently result in a rebasing of the negotiated or established Medicare or Medicaid reimbursement rates.

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

In 2013, CMS announced plans to bundle payments for clinical laboratory tests together with other services performed during hospital outpatient visits under the Hospital Outpatient Prospective Payment System. CMS exempted molecular diagnostic tests from this packaging provision at that time. It is possible that this exemption could be removed by CMS in future rule making, which might result in lower reimbursement for tests performed in this setting.

In March 2015, we were issued a unique Category I CPT code for the Afirma GEC test. In September 2015, CMS issued preliminary rates for new CPT codes that become active on the 2016 Clinical Laboratory Fee Schedule, including a preliminary rate determination for Afirma GEC of $2,152, 33% lower than our current rate of $3,200.  We have challenged CMS’s methodology in reaching this preliminary determination.  A final determination on the methodology is expected before December 1, 2015. We do not know what the final pricing methodology and rate for Afirma for 2016 will be and any reduction from the current rate would have a material adverse effect on business and results of operations.

In April 2014, the President signed the Protecting Access to Medicare Act of 2014, or PAMA, which included a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS would report, beginning January 1, 2016, and then on an every three year basis thereafter (or annually for “advanced diagnostic laboratory tests”), private payer payment rates and volumes for their tests. CMS will use the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume-weighted median of the private payer payment rates for the tests. The payment rates calculated under PAMA will be effective starting January 1, 2017. Any reductions to payment rates resulting from the new methodology are limited to 10% per test per year in each of the years 2017 through 2019 and to 15% per test per year in each of 2020 through 2022. CMS has issued draft regulations to implement PAMA and is taking public comments. We believe our Afirma GEC as well as our Percepta test would be considered an advanced diagnostic laboratory test, or ADLT.  Further rule-making from CMS will define the time period and data elements evaluated on an annual basis to set reimbursement rates for tests like ours.

If the FDA were to begin regulating our tests, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval.

Clinical laboratory tests like our tests are regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, as well as by applicable state laws. Most laboratory developed tests, are not currently subject to FDA regulation, although reagents, instruments, software or components provided by third parties and used to perform LDTs may be subject to regulation. We believe that the Afirma and Percepta tests are LDTs. FDA currently exercises its enforcement discretion for LDTs. In October 2014, the FDA published draft guidance documents describing the framework by which they might regulate LDTs. The framework is similar to the guidance they issued previously. There is no timeframe in which the FDA must issue final guidance documents.

If the FDA requires us to seek clearance or approval to offer our existing tests or any of our future products for clinical use, we may not be able to obtain such approvals on a timely basis, or at all. If premarket review is required, our business could be negatively impacted if we are required to stop selling our products pending their clearance or approval or the launch of any new products that we develop could be delayed by new requirements. The cost of conducting clinical trials and otherwise developing data and information to support premarket applications may be significant. In addition, future regulation by the FDA could subject our business to further regulatory risks and costs. Failure to comply with applicable regulatory requirements of the FDA could result in enforcement action, including receiving untitled or warning letters, fines, injunctions, or civil or criminal penalties. In addition, we could be subject to a recall or seizure of current or future products, operating restrictions, partial suspension or total shutdown of production. Any such enforcement action would have a material adverse effect on our business, financial condition and operations. In addition, our sample collection containers are classified as Class I medical devices and are listed with the FDA. If the FDA were to determine that they are Class II medical devices, we would be required to file 510(k) applications and obtain FDA clearance to use the containers, which could be time consuming and expensive.

Some of the materials we use for the Afirma and Percepta tests and that we may use for future products are labeled for research use only. In November 2013, the FDA finalized guidance regarding the sale and use of products labeled for research or investigational use only. Among other things, the guidance advises that the FDA continues to be concerned about distribution of research or investigational use only products intended for clinical diagnostic use and that the manufacturer’s objective intent for the product’s intended use will be determined by examining the totality of circumstances, including advertising, instructions for clinical interpretation, presentations that describe clinical use, and specialized technical support, surrounding the distribution of the product in question. The FDA has advised that if evidence demonstrates that a product is inappropriately labeled for research or investigational use only, the device would be misbranded and adulterated within the meaning of the Federal Food, Drug and Cosmetic Act. Some of the reagents, instruments, software or components obtained by us from suppliers for use in our products are currently labeled as research-use only products. If the FDA were to undertake enforcement actions, some of our suppliers might cease selling research-use only products to us, and any failure to obtain an acceptable substitute could significantly and adversely affect our business, financial condition and results of operations, including increasing the cost of testing or delaying, limiting or prohibiting the purchase of reagents, instruments, software or components necessary to perform testing.

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

In addition to the need to scale our testing capacity, future growth, including our transition to a multi-product company with international operations, will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees with the necessary skills to support the growing complexities of our business. In addition, rapid and significant growth may place strain on our administrative, financial and operational infrastructure. Our ability to manage our business and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We have implemented an internally developed data warehouse, which is critical to our ability to track our diagnostic services and patient reports delivered to physicians, as well as to support our financial reporting systems. The time and resources required to optimize these systems is uncertain, and failure to complete optimization in a timely and efficient manner could adversely affect our operations. Additionally, growth requires us to expand and move our South San Francisco operations, and we have leased a new facility beginning in June 2015. The move to the new laboratory facility in South San Francisco will require us to notify appropriate regulatory agencies, which may result in an inspection or audit of the new facility. This move of our offices and laboratory could disrupt our business and will require the investment of resources. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.

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

Standard industry billing codes, known as CPT codes, that we use to bill for cytopathology do not generally exist for our proprietary molecular diagnostic tests. Therefore, until such time that we are awarded and are able to use a designated CPT code specific to our tests, we use “miscellaneous” codes for claim submissions. These codes can change over time. When codes change, there is a risk of an error being made in the claim adjudication process. These errors can occur with claims submission, third-party transmission or in the processing of the claim by the payer. Claim adjudication errors may result in a delay in payment processing or a reduction in the amount of the payment received. Coding changes, therefore, may have an adverse effect on our revenues. Even when we receive a designated CPT code specific to our tests, there can be no assurance that payers will recognize these codes in a timely manner or that the process to transitioning to such a code will not result in errors or delays in payments.  We obtained a specific CPT code for the GEC which was published by the American Medical Association in early 2015. The code is expected to become effective January 1, 2016. There can be no assurance that we or our customers who bill will not face issues as the new code is utilized, which could have an adverse effect on our collection rates, revenue, and cost of collecting.

As we introduce new tests, such as Percepta, we will need to add new codes to our billing process as well as our financial reporting systems. Failure or delays in effecting these changes in external billing and internal systems and processes could negatively affect our revenue and cash flow.

In October 2015, CMS replaced the ICD-9 code set with the ICD-10 code set.  The transition requires ordering physicians to submit ICD-10 codes along with their requisitions for our tests with FNA samples. If physicians do not send proper coding with requisitions, electronic billing systems are not prepared for the transition, or payers have not upgraded their systems to appropriately pay claims with the new codes, we may experience delays in collecting payments, which would impact our revenue recognized on a cash basis, and our cash position.

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

We sell Afirma in the United States through our internal sales team and through our Amended and Restated U.S. Co-promotion Agreement with Genzyme Corporation, or the Amended Agreement. Under the Amended Agreement, we are required to pay Genzyme a co-promotion fee that is equal to a percentage of our cash receipts from the sale of the Afirma GEC test. The percentage is currently set at 15% beginning on January 1, 2015. Our agreement with Genzyme expires in 2027. We have also granted Genzyme a right of first offer to co-promote any future thyroid cancer product that we commercialize. If Genzyme does not commit the necessary resources to market and sell the Afirma GEC test to the level of our expectations, or if they terminate the agreement, we may not realize the benefits of this relationship and our ability to generate revenue in the future may be harmed. If our agreement with Genzyme were terminated, we would have to hire additional sales personnel to support the growth of Afirma and any other thyroid product we had previously agreed to co-promote with Genzyme.

In February 2015, we entered into an Ex-U.S. Co-promotion Agreement with Genzyme for the promotion of the Afirma GEC test with exclusivity in five countries outside the United States initially and in other countries agreed to from time to time. The term of the agreement is January 1, 2015 and continues until December 31, 2019, with extension of the agreement possible upon agreement of the parties.  Country-specific terms have been established under this agreement for Brazil and Singapore and a right of first negotiation has been established for Canada, the Netherlands and Italy. We will pay Genzyme 25% of net revenue from the sale of the Afirma GEC test in Brazil and Singapore over a five-year period commencing January 1, 2015. Beginning in the fourth year of the agreement, if we terminate the agreement for convenience, we may be required to pay a termination fee contingent on the number of GEC billable results generated outside the United States. If Genzyme does not commit the necessary resources to market and sell the Afirma GEC test outside the United States to the level of our expectations, or if they terminate the agreement, we may not realize the benefits of this relationship and our ability to generate revenue in the future may be harmed.

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

We acquired Allegro Diagnostics in September 2014, and we may pursue additional acquisitions of complementary businesses or assets, as well as technology licensing arrangements as part of our business strategy. We also may pursue strategic alliances that leverage our core technology and industry experience to expand our offerings or distribution, or make investments in other companies. To date, we have limited experience with respect to acquisitions and the formation of strategic alliances and joint ventures. We may not be able to integrate acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. In addition, we may not realize the expected benefits of our acquisition of Allegro or any businesses we may acquire in the future. Any acquisitions made by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Integration of acquired companies or businesses we may acquire in the future also may require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, joint venture or investment.

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

We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations mandate specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management and quality assurance. CLIA certification is also required in order for us to be eligible to bill state and federal healthcare programs, as well as many private third-party payers. To renew these certifications, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratories. When we relocate our South San Francisco CLIA laboratory to our new building, we will be subject to additional inspections or audits by regulatory agencies, in New York or California, and CMS. If we relocate our Texas facilities, we could be required to undergo certification at our new facility in order to offer our tests.

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

In addition, the interpretation and application of consumer, health-related and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, in October 2015, the European Court of Justice invalidated a safe-harbor agreement between the United States and European Union member-states, which addressed how U.S. companies handle personal information of European customers, as a result, we may need to modify the way we treat such information. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business.

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

We apply for and in-license patents covering our products and technologies and uses thereof, as we deem appropriate, however we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. We have eight issued patents that expire between 2029 and 2032 related to methods used in the Afirma diagnostic platform, in addition to eight pending U.S. utility patent applications and six U.S. provisional applications. Some of these U.S. utility patent applications have pending foreign counterparts. We also exclusively licensed intellectual property, including rights to one issued patent that will expire in 2031 and four pending U.S. utility patent applications in the thyroid space that would expire between 2030 and 2033 once issued, related to methods that are used in the Afirma diagnostic test, some of which have foreign counterparts. In the lung diagnostic space, we exclusively license intellectual property rights to seven pending patent applications and one issued patent in the United States and abroad. Patents issuing from the licensed portfolio will expire between 2024 and 2028. In addition, we own a PCT application, and a pending U.S. application related to our Percepta test. We also own two applications related to other lung diseases, and a pending U.S. application, one ex-U.S. applications, and two provisional U.S. applications related to our interstitial lung disease test under development. Any patents granted from the current lung cancer patent applications will expire no earlier than 2035 and those from the interstitial lung disease patent applications will expire no earlier than from 2034 to 2035. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. We may not be successful in defending any challenges made against our patents or patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents and increased competition to our business. The outcome of patent litigation can be uncertain and any attempt by us to enforce our patent rights against others may not be successful, or, if successful, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with the annual report for the year ending December 31, 2014, as amended, provide a management report on our internal controls on an annual basis. If we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We have only recently compiled the systems, processes and documentation necessary to comply with Section 404 of the Sarbanes-Oxley Act. We will need to maintain and enhance these processes and controls as we grow, and we will require additional management and staff resources to do so. Additionally, even if we conclude our internal controls are effective for a given period, we may in the future identify one or more material weaknesses in our internal controls, in which case our management will be unable to conclude that our internal control over financial reporting is effective. Moreover, when we are no longer an emerging growth company, our independent registered public accounting firm will be required to issue an attestation report on the effectiveness of our internal control over financial reporting. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.

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

As of October 29, 2015, directors and executive officers and their affiliates beneficially owned, in the aggregate, 38% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third-party from acquiring control over us.

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

Date: November 5, 2015

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