Form 10-Q
period 2016-03-31
VERACYTE, INC.
filed 2016-05-05
CIK 1384101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016, there were 27,858,317 shares of common stock, par value $0.001 per share, outstanding.

VERACYTE, INC.

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

VERACYTE, INC.

Condensed Balance Sheets

(in thousands of dollars, except share and per share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$47,456	$39,084
Accounts receivable, net of allowance of $131 and $117 as of March 31, 2016 and December 31, 2015, respectively	3,230	3,503
Supplies inventory	3,652	3,767
Prepaid expenses and other current assets	1,618	1,442
Restricted cash	238	118
Total current assets	56,194	47,914
Property and equipment, net	11,272	10,314
Finite-lived intangible assets, net	14,933	15,200
Goodwill	1,057	1,057
Restricted cash	603	603
Other assets	208	159
Total assets	$84,267	$75,247
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,340	$5,085
Accrued liabilities	7,021	8,689
Deferred Genzyme co-promotion fee	518	948
Total current liabilities	11,879	14,722
Long-term debt	24,452	4,990
Deferred rent, net of current portion	4,630	4,283
Total liabilities	40,961	23,995
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 27,858,317 and 27,685,291 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	28	28
Additional paid-in capital	202,079	199,950
Accumulated deficit	(158,801)	(148,726)
Total stockholders’ equity	43,306	51,252
Total liabilities and stockholders’ equity	$84,267	$75,247

The accompanying notes are an integral part of these financial statements.

VERACYTE, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands of dollars, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenue	$13,550	$11,218
Operating expenses:
Cost of revenue	6,279	4,566
Research and development	3,461	2,787
Selling and marketing	7,066	5,620
General and administrative	6,228	5,798
Intangible asset amortization	267	—
Total operating expenses	23,301	18,771
Loss from operations	(9,751)	(7,553)
Interest expense	(367)	(89)
Other income (expense), net	43	32
Net loss and comprehensive loss	$(10,075)	$(7,610)
Net loss per common share, basic and diluted	$(0.36)	$(0.34)
Shares used to compute net loss per common share, basic and diluted	27,817,993	22,539,723

The accompanying notes are an integral part of these financial statements.

VERACYTE, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands of dollars)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(10,075)	$(7,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	762	352
Bad debt expense	66	22
Genzyme co-promotion fee amortization	(430)	(474)
Stock-based compensation	1,496	1,223
Amortization and write-off of debt discount and issuance costs	92	11
Interest on debt balloon payment and prepayment penalty	206	19
Changes in operating assets and liabilities:
Accounts receivable	207	466
Supplies inventory	115	(36)
Prepaid expenses and current other assets	(176)	38
Other assets	(49)	(29)
Accounts payable	301	(356)
Accrued liabilities and deferred rent	(1,113)	(2,493)
Net cash used in operating activities	(8,598)	(8,867)
Investing activities
Purchases of property and equipment	(2,855)	(511)
Change in restricted cash	(120)	70
Net cash used in investing activities	(2,975)	(441)
Financing activities
Proceeds from the issuance of long-term debt, net of debt issuance costs	24,600	—
Payment of long-term debt	(5,000)	—
Payment of end-of-term debt obligation and prepayment penalty	(288)	—
Proceeds from the exercise of common stock options and employee stock purchases	633	92
Net cash provided by financing activities	19,945	92
Net increase (decrease) in cash and cash equivalents	8,372	(9,216)
Cash and cash equivalents at beginning of period	39,084	35,014
Cash and cash equivalents at end of period	$47,456	$25,798
Supplementary cash flow information of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$423	$195
Unpaid deferred debt issuance costs	$148	—

The accompanying notes are an integral part of these financial statements.

VERACYTE, INC.

Notes to Financial Statements

1. Organization and Description of Business

Veracyte, Inc. (“Veracyte” or the “Company”) was incorporated in the state of Delaware on August 15, 2006 as Calderome, Inc. Calderome operated as an incubator until early 2008. On March 4, 2008, the Company changed its name to Veracyte, Inc. Veracyte is a molecular diagnostics company that uses genomic technology to resolve diagnostic ambiguity. The Company targets diseases in which large numbers of patients undergo invasive and costly diagnostic procedures that could have been avoided with a more accurate diagnosis from a cytology sample taken preoperatively. By improving preoperative diagnosis, the Company helps patients avoid such unnecessary invasive procedures and surgeries while reducing healthcare costs.

The Company’s first commercial solution, the Afirma® Thyroid FNA Analysis, centers on the proprietary Afirma Gene Expression Classifier (“GEC”). The Afirma GEC helps physicians reduce the number of unnecessary surgeries by employing a proprietary 142-gene signature to preoperatively determine whether thyroid nodules previously classified by cytopathology as indeterminate can be reclassified as benign. The Afirma GEC is offered directly or as part of a comprehensive solution that also includes cytopathology. Additionally, the Afirma Malignancy Classifiers were launched in May 2014. The Company currently markets and sells Afirma in the United States and select foreign countries through a co-promotion agreement with Genzyme Corporation, a subsidiary of Sanofi, as well as selectively through other distributors internationally. On March 9, 2016, the Company gave notice of termination of the U.S. Co-Promotion Agreement, effective September 9, 2016.

In April 2015, the Company entered the lung cancer diagnostics market with the Percepta® Bronchial Genomic Classifier, a genomic test to resolve ambiguity in lung cancer diagnosis. The Company has a second product in pulmonology under development designed to help in the preoperative assessment of patients suspected to have idiopathic pulmonary fibrosis (“IPF”).

The Company’s operations are based in South San Francisco, California and Austin, Texas, and it operates in one segment in the United States.

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The financial statements include the accounts of the Company and its former wholly-owned subsidiary, which was dissolved in June 2015. For periods prior to the subsidiary dissolution, all intercompany accounts and transactions were eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet as of March 31, 2016, the condensed statements of operations and comprehensive loss and the condensed statements of cash flows for the three months ended March 31, 2016 and 2015, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed balance sheet at December 31, 2015 has been derived from audited financial statements. The results for the three months ended March 31, 2016 are not necessarily indicative of the results expected for the full fiscal year or any other period. Certain figures have been reclassified on the condensed balance sheet at December 31, 2015 to conform with the adoption of Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.

The accompanying interim period condensed financial statements and related financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Concentrations of Credit Risk and Other Risks and Uncertainties

The Company’s cash and cash equivalents are deposited with one major financial institution in the United States. Deposits in this institution may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Through March 31, 2016, all of the Company’s revenue has been derived from the sale of Afirma. To date, Afirma has been delivered primarily to physicians in the United States. The Company’s third-party payers in excess of 10% of revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended March 31,
	2016	2015
Medicare	31%	24%
United Healthcare	13%	14%
Cigna	6%	15%
	50%	53%

As the number of payers reimbursing for Afirma increases, the percentage of revenue derived from Medicare and other significant third-party payers has changed and will continue to change as a percentage of total revenue.

The Company’s significant third-party payers and their related accounts receivable balance as a percentage of total accounts receivable are as follows:

	March 31, 2016	December 31, 2015
Medicare	42%	31%
United Healthcare	19%	25%
Aetna	16%	23%
Cigna	10%	8%

No other third-party payer represented more than 10% of the Company’s accounts receivable balances as of those dates.

Restricted Cash

The Company had deposits of $238,000 and $118,000 as of March 31, 2016 and December 31, 2015, respectively, including amounts restricted from withdrawal and held by a bank in the form of collateral for irrevocable standby letters of credit totaling $118,000 held as security for the lease of the Company’s former headquarters and laboratory facility in South San Francisco that expired March 31, 2016.  The deposits at March 31, 2016 also included $120,000 as a pledge for corporate credit cards. This restricted cash is included in current assets as of March 31, 2016. The Company also had deposits of $603,000 included in long-term assets as of March 31, 2016 and December 31, 2015, restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of the Company’s new South San Francisco facility signed in April 2015.

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

The balance of allowance for doubtful accounts as of March 31, 2016 and December 31, 2015 was $131,000 and $117,000, respectively. Bad debt expense was $66,000 and $22,000 for the three months ended March 31, 2016 and 2015, respectively and is included in general and administrative expenses in the accompanying condensed statements of operations. Write offs for doubtful accounts of $52,000 and $21,000 were recorded against the allowance for doubtful accounts during the three months ended March 31, 2016 and 2015, respectively.

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

Revenue recognized when cash is received and on an accrual basis for the three months ended March 31, 2016 and 2015 was as follows (in thousands of dollars):

	Three Months Ended March 31,
	2016	2015
Revenue recognized when cash is received	$5,324	$5,832
Revenue recognized on an accrual basis	8,226	5,386
Total	$13,550	$11,218

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Adoption is permitted as early as the first quarter of 2017 and is required by the first quarter of 2018. The Company has not yet selected a transition method and is currently evaluating the potential effect of the updated standard on its financial statements.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements Going Concern—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments: (1) provide a definition of the term substantial doubt; (2) require an evaluation every reporting period including interim periods; (3) provide principles for considering the mitigating effect of management’s plans; (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans; (5) require an express statement and other disclosures when substantial doubt is not alleviated; and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 will be effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016 with early adoption permitted. ASU 2014-15 will be effective for the Company beginning with its annual report for fiscal 2016 and interim periods thereafter. The Company does not anticipate that the adoption of this ASU will have a significant impact on its financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, to require debt issuance costs to be presented as an offset against debt outstanding. The update does not change current guidance on the recognition and measurement of debt issuance costs. The ASU is effective for interim and annual periods beginning after December 15, 2015. Adoption of the ASU is retrospective to each prior period presented. The Company has adopted this ASU and the retrospective adjustment of the prior period presentation was not material.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU requires that deferred tax assets and liabilities be classified as noncurrent in the statement of financial position, thereby simplifying the current guidance that requires an entity to separate deferred assets and liabilities into current and noncurrent amounts. This ASU will be effective for the Company beginning in the first quarter of fiscal year 2018 though early adoption is permitted. The Company early-adopted the ASU as of December 31, 2015 and the impact of adoption on its statement of financial position was not material.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation, related to the tax effects of share-based awards. The ASU requires that all the tax effects of share-based awards be recorded through the income statement, thereby simplifying the current guidance that requires related tax deductions in excess of compensation cost (“Excess”) be recorded in equity and tax deficiencies, when compensation cost exceed tax deductions, be recorded in equity to the extent of the previously recognized Excess with the remainder to be recorded in income tax expense.  The ASU will be effective for interim and annual periods beginning after December 15, 2016.  The Company does not anticipate that the adoption of this ASU will have a significant impact on its financial statements.

2. Net Loss Per Common Share

The following outstanding common stock equivalents have been excluded from diluted net loss per common share because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2016	2015
Shares of common stock subject to outstanding options	5,283,180	4,270,198
Employee stock purchase plan	24,827	—
Total shares of common stock equivalents	5,308,007	4,270,198

3. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands of dollars):

	March 31, 2016	December 31, 2015
Accrued compensation expenses	$2,703	$4,212
Accrued Genzyme co-promotion fees	2,055	2,089
Accrued other	2,263	2,388
Total accrued liabilities	$7,021	$8,689

4. Fair Value Measurements

The Company records its financial assets and liabilities at fair value. The carrying amounts of certain financial instruments of the Company, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The carrying value of the Company’s debt approximates its fair value because the interest rate approximates market rates that the Company could obtain for debt with similar terms. The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

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

The fair value of the Company’s financial assets, which consist only of money market funds, was $46.5 million and $37.5 million as of March 31, 2016 and December 31, 2015, respectively, and are Level I assets as described above.

5. Commitments and Contingencies

Operating Leases

The Company leases its headquarters and South San Francisco, California laboratory facilities under a non-cancelable lease agreement for approximately 59,000 square feet. The lease began in June 2015 and ends in March 2026 and contains extension of lease term and expansion options. In conjunction with this lease, the landlord provided funding of approximately $3.3 million for tenant improvements, all of which was received as of December 31, 2015. The Company incurred $3.6 million in addition to the landlord’s tenant allowance as of March 31, 2016 to complete the build-out of the facility. The Company had deposits of $603,000 included in long-term assets as of March 31, 2016, restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit totaling $603,000 held as security for the lease of the new South San Francisco facility.

The Company also leases laboratory space in Austin, Texas. The lease expires on July 31, 2018. The Company provided a cash security deposit of $75,000, which is included in other assets in the Company’s condensed balance sheets as of March 31, 2016 and December 31, 2015.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2016 are as follows (in thousands of dollars):

Year Ending December 31,	Amounts
2016	$1,570
2017	2,143
2018	2,102
2019	2,026
2020	2,082
Thereafter	11,956
Total minimum lease payments	$21,879

The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Facilities rent expense was $628,000 and $213,000 for the three months ended March 31, 2016 and 2015, respectively.

Supplies Purchase Commitments

The Company had non-cancelable purchase commitments with two suppliers to purchase a minimum quantity of supplies for approximately $813,000 at March 31, 2016.

Debt Obligations

See Note 6, Debt.

Contingencies

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. The Company believes there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.

6. Debt

Credit Agreement

In March 2016, the Company entered into a credit agreement (the “Credit Agreement”) with Visium Healthcare Partners, LP (“Visium”). Under the Credit Agreement, two term loans are available to the Company with an aggregate principal amount of up to $40.0 million. The Company drew down the initial $25.0 million term loan (the “Initial Term Loan”) on March 30, 2016, of which $5.0 million was used to pay the outstanding balance of the Company’s existing long-term debt, which was cancelled at that date. On or prior to June 30, 2017, the Company may request the second term loan of up to $15.0 million (the “Second Term Loan” and together with the Initial Term Loan, the “Term Loans”). The maturity of the Term Loans is March 31, 2022.

The Term Loans bear interest at a fixed rate of 12.0% per annum, payable quarterly at the end of each March, June, September and December. No principal payments will be due during an interest-only period, commencing on the funding date for the Initial Term Loan (the “Initial Borrowing Date”) and continuing through and including March 31, 2020. The Company is obligated to repay the outstanding principal amounts under the Term Loans in eight equal installments during the final two years under the Credit Agreement. For any quarterly interest payment through and including the 16th interest payment date after the Initial Borrowing Date, so long as no event of default has occurred and is then continuing, the Company may elect to pay interest in cash on the outstanding principal amounts of the Term Loans at a fixed rate of 9.0%, with the remaining 3.0% of the 12.0% interest paid-in-kind by adding such paid-in-kind interest to the outstanding principal amounts of the Term Loans.

The Company may prepay the outstanding principal amount under the Term Loans subject to a minimum of $5.0 million of principal amount or a whole multiple of $1.0 million in excess thereof plus accrued and unpaid interest and a prepayment premium. The prepayment premium will be assessed on the principal amount repaid and will equal (i) 24.0% less the aggregate amount of all interest payments in cash, if the prepayment is made on or prior to March 31, 2018, (ii) 4.0%, if the prepayment is made after March 31, 2018 and on or prior to March 31, 2019, (iii) 2.0%, if the prepayment is made after March 31, 2019 and on or prior to March 31, 2020, and (iv) 1.0%, if the prepayment is made after March 31, 2020 and on or prior to March 31, 2021. After March 31, 2021 there is no prepayment premium.

The Company’s obligations under the Credit Agreement are secured by a security interest in substantially all of its assets. The Credit Agreement contains customary representations, warranties, and events of default, as well as affirmative and negative covenants. The negative covenants include, among other provisions, covenants that limit or restrict the Company’s ability to incur liens, make investments, incur indebtedness, merge with or acquire other entities, dispose of assets, make dividends or other distributions to holders of its equity interests, engage in any material new line of business, or enter into certain transactions with affiliates, in each case subject to certain exceptions. To the extent the Company forms or acquires certain subsidiaries domiciled in the United States, those subsidiaries are required to be guarantors of the Company’s obligations under the Credit Agreement. As of March 31, 2016, the Company was in compliance with the loan covenants.

Concurrent with entering into the Credit Agreement, the Company entered into an agreement with Visium pursuant to which, for a period of one year following the Initial Borrowing Date, Visium has the right to participate in certain future equity financings of the Company in an amount of up to $5.0 million with no preferential terms.

As of March 31, 2016, the net debt obligation for the Credit Agreement was as follows (in thousands of dollars):

March 31, 2016
Debt principal	$25,000
Deferred debt issuance costs	(548)
Net debt obligation	$24,452

The carrying value of the debt approximates its fair value because the interest rate approximates market rates that the Company could obtain for debt with similar terms. The deferred debt issuance costs of $548,000 will be amortized until the Term Loans mature on March 31, 2022. For the three months ended March 31, 2016, interest expense was $8,000 and amortization of the deferred debt issuance costs was less than $1,000.

Future principal payments under the Credit Agreement are as follows (in thousands of dollars):

Year Ending December 31:
2020	$9,375
Thereafter	15,625
Total	$25,000

Loan and Security Agreement

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

In December 2014, the Company amended certain terms and conditions of the Original Loan (“Amended Loan”). The Amended Loan provided for term loans of up to $15.0 million in aggregate, in three tranches of $5.0 million each. The Company borrowed $5.0 million under the first tranche in December 2014 and used the funds for repayment of the $5.0 million in principal outstanding under the Original Loan, in a cashless transaction. In addition, the Company paid the accrued but unpaid interest of $14,000 due on the Original Loan and the related end-of-term payment of $110,000. The Amended Loan waived the prepayment premium of $75,000 under the Original Loan and reduced the end-of-term payment of $225,000 under the Original Loan to $110,000. In November 2015, the Company further amended the loan to extend the availability of the second $5.0 million tranche under the Amended Loan through June 30, 2016 from December 31, 2015 originally. The Company could have borrowed the third $5.0 million tranche any time through June 30, 2016 after achieving the third tranche revenue milestone as defined in the Amended Loan.

Under the Amended Loan borrowing, the Company was required to repay the outstanding principal in 24 equal installments beginning 24 months after the date of the borrowing and was due in full in December 2018. The first tranche of the Amended Loan bore interest at a rate of 5.00% per annum. The Amended Loan carried prepayment penalties of 2.00% and 1.00% for prepayment within one and two years, respectively, and no prepayment penalty thereafter. In connection with the Amended Loan, the Company paid approximately $45,000 in third-party fees.

Interest expense on the loan and security agreement was as follows (in thousands of dollars):

	Three Months Ended March 31,
	2016	2015
Nominal interest	$62	$63
Amortization and write-off of debt discount and debt issuance costs	91	7
Prepayment penalty	50	—
End-of-term payment interest	156	19
Total	$359	$89

7. Stockholders’ Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows:

	March 31, 2016	December 31, 2015
Options issued and outstanding	5,283,180	4,179,521
Options available for grant under stock option plans	961,818	1,058,359
Common stock available for the Employee Stock Purchase Plan	684,272	750,000
Total	6,929,270	5,987,880

8. Stock Incentive Plans

The following table summarizes activity under the Company’s stock option plans (aggregate intrinsic value in thousands):

	Shares Available for Grant	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2015	1,058,359	4,179,521	$8.03	7.50	$6,511
Additional options authorized	1,107,411	—
Granted	(1,259,650)	1,259,650	6.27
Canceled	55,698	(48,693)	12.94
Exercised	—	(107,298)	2.85
Balance—March 31, 2016	961,818	5,283,180	$7.68	8.10	$3,355
Options vested and exercisable—March 31, 2016		2,159,237	$6.66	6.58	$3,214
Options vested and expected to vest—March 31, 2016		4,951,621	$7.67	8.02	$3,345

The aggregate intrinsic value was calculated as the difference between the exercise price of the options to purchase common stock and the fair market value of the Company’s common stock, which was $5.40 per share as of March 31, 2016.

The weighted average fair value of options to purchase common stock granted was $3.36 and $5.37 for the three months ended March 31, 2016 and 2015, respectively.

The weighted-average fair value of stock options exercised was $1.71 and $2.50 for the three months ended March 31, 2016 and 2015, respectively. The intrinsic value of stock options exercised was $365,000 and $145,000 for the three months ended March 31, 2016 and 2015, respectively.

Stock-based Compensation

The following table summarizes stock-based compensation expense related to stock options and pursuant to the employee stock purchase plan (“ESPP”) for the three months ended March 31, 2016 and 2015, and are included in the condensed statements of operations and comprehensive loss as follows (in thousands of dollars):

	Three Months Ended March 31,
	2016	2015
Cost of revenue	$30	$17
Research and development	300	253
Selling and marketing	408	269
General and administrative	758	684
Total stock-based compensation expense	$1,496	$1,223

As of March 31, 2016, the Company had $13.2 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over an estimated weighted-average period of 2.92 years.

The estimated grant-date fair value of employee stock options was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

Three Months Ended March 31,
	2016	2015
Weighted-average volatility	55.88 – 56.36%	66.06 – 68.82%
Weighted-average expected term (years)	6.08 – 6.23	6.08 – 6.08
Risk-free interest rate	1.32 – 1.77%	1.55 – 1.79%
Expected dividend yield	—	—

The estimated grant date fair value of the ESPP shares was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

Three Months Ended March 31, 2016
Weighted-average volatility	67.71 – 75.72%
Weighted-average expected term (years)	0.49 – 1.00
Risk-free interest rate	0.47 – 0.47%
Expected dividend yield	—

There were no stock options granted to non-employees during the three months ended March 31, 2016 and 2015, respectively.

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

In November 2014, the Company signed an Amended and Restated U.S. Co-Promotion Agreement (“Amended Agreement”) with Genzyme. Under the Amended Agreement, the co-promotion fees Genzyme will receive as a percentage of U.S. cash receipts were reduced from 32% to 15% beginning January 1, 2015. Through August 11, 2014, the Company amortized the $10.0 million upfront co-promotion fee straight-line over a four-year period, which was management’s best estimate of the life of the agreement, in part because after that period either party could have terminated the agreement without penalty. Effective August 12, 2014, the Company extended the amortization period from January 2016 to June 2016, the modified earliest period either party could terminate the agreement without penalty. The Company accounted for the change in accounting estimate prospectively. Either party may terminate the agreement with six months prior notice, however, under the Amended Agreement, neither party can terminate the agreement for convenience prior to June 30, 2016. The agreement with Genzyme expires in 2027. On March 9, 2016, the Company gave Genzyme notice of termination of the Amended Agreement effective September 9, 2016. The balance of the unamortized up-front co-promotion fee was $518,000 at March 31, 2016 and the amortization of the upfront co-promotion fee has been further extended to September 2016.

In February 2015, the Company entered into an Ex-U.S. Co-promotion Agreement with Genzyme for the promotion of the Afirma GEC test with exclusivity in five countries outside the United States initially and in other countries agreed to from time to time. The agreement commenced on January 1, 2015 and continues until December 31, 2019, with extension of the agreement possible upon agreement of the parties. Country-specific terms have been established under this agreement for Brazil and Singapore and a right of first negotiation has been established for Canada, the Netherlands and Italy. The Company pays Genzyme 25% of net revenue from the sale of the Afirma GEC test in Brazil and Singapore over a five-year period commencing January 1, 2015. Beginning in the fourth year of the agreement, if the Company terminates the agreement for convenience, the Company may be required to pay a termination fee contingent on the number of GEC billable results generated.

The Company incurred $2.1 million and $1.7 million in co-promotion expense, excluding the amortization of the up-front co-promotion fee, for the three months ended March 31, 2016 and 2015, respectively, and is included in selling and marketing expenses in the condensed statements of operations and comprehensive loss. The Company’s outstanding obligations to Genzyme totaled $2.1 million as of March 31, 2016 and December 31, 2015, and are included in accrued liabilities on the Company’s condensed balance sheets.

The Company amortized $431,000 and $474,000 of the $10.0 million up-front co-promotion fee the three months ended March 31, 2016 and 2015, respectively, which is reflected as a reduction to selling and marketing expenses in the condensed statements of operations and comprehensive loss.

10. Thyroid Cytopathology Partners

In 2010, the Company entered into an arrangement with Pathology Resource Consultants, P.A. (“PRC”) to set up and manage a specialized pathology practice to provide testing services to the Company. There is no direct monetary compensation from the Company to PRC as a result of this arrangement. The Company’s service agreement is with the specialized pathology practice, Thyroid Cytopathology Partners, (“TCP”), and is effective through December 31, 2015, and thereafter automatically renews every year unless either party provides notice of intent not to renew at least 12 months prior to the end of the then-current term. Under the service agreement, the Company pays TCP based on a fixed price per test schedule, which is reviewed periodically for changes in market pricing. Subsequent to December 2012, an amendment to the service agreement allows TCP to use a portion of the Company’s facility in Austin, Texas. The Company does not have an ownership interest in or provide any form of financial or other support to TCP.

The Company has concluded that TCP represents a variable interest entity and that the Company is not the primary beneficiary as it does not have the ability to direct the activities that most significantly impact TCP’s economic performance. Therefore, the Company does not consolidate TCP. All amounts paid to TCP under the service agreement are expensed as incurred and included in cost of revenue in the condensed statements of operations and comprehensive loss. The Company incurred $1.3 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively, in cytopathology testing and evaluation services expenses with TCP. The Company’s outstanding obligations to TCP for cytopathology testing services were $889,000 and $820,000 as of March 31, 2016 and December 31, 2015, respectively, and are included in accounts payable on the Company’s condensed balance sheets.

TCP reimburses the Company for a proportionate share of the Company’s rent and related operating expenses for the leased facility. TCP’s portion of rent and related operating expense for the subleased space at the Austin, Texas facility was $23,000 and $23,000 for the three months ended March 31, 2016 and 2015 and is included in other income, net in the Company’s condensed statements of operations and comprehensive loss.

11. Income Taxes

The Company did not record a provision or benefit for income taxes during and three months ended March 31, 2016 and 2015, respectively. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

As of March 31, 2016, the Company had unrecognized tax benefits of $1.9 million, none of which would currently affect the Company’s effective tax rate if recognized due to the Company’s net deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at March 31, 2016 will significantly increase or decrease within the next 12 months. There was no interest expense or penalties related to unrecognized tax benefits recorded through March 31, 2016.

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

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” “continuing,” “ongoing,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future events and include, but are not limited to, the factors that may impact our financial results; our expectations regarding revenue; our expectations with respect to our future research and development, general and administrative and selling and marketing expenses and our anticipated uses of our funds; our expectations regarding capital expenditures; our anticipated cash needs and our estimates regarding our capital requirements; our need for additional financing; potential future sources of cash; our business strategy and our ability to execute our strategy; our ability to achieve and maintain reimbursement from third-party payers at acceptable levels; the potential benefits of our tests and any future tests we may develop to patients, physicians and payers; the factors we believe drive demand for and reimbursement of our tests; our ability to sustain or increase demand for our tests; our intent to expand into other clinical areas; our ability to develop new tests, including tests for interstitial lung disease, and the timeframes for development or commercialization; our ability to get our data and clinical studies accepted in peer-reviewed publications; our dependence on and the terms of our agreements with Genzyme and Thyroid Cytopathology Partners, and on other strategic relationships, and the success of those relationships; our beliefs regarding our laboratory capacity; the applicability of clinical results to actual outcomes; the occurrence, timing, outcome or success of clinical trials or studies; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive position; our ability to compete with potential competitors; our compliance with federal, state and international regulations; the potential impact of regulation of our tests by the FDA or other regulatory bodies; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business; our ability to comply with the requirements of being a public company; the impact of seasonal fluctuations and economic conditions on our business; our belief that we have taken reasonable steps to protect our intellectual property; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; and anticipated trends and challenges in our business and the markets in which we operate.

Forward-looking statements are based on our current plans and expectations and involve risks and uncertainties which could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, those risks discussed in Part II, Item 1A of this report, as well as risks and uncertainties related to: our limited operating history and history of losses since inception; our ability to increase usage of and reimbursement for the Afirma GEC, Percepta and any other tests we may develop; our dependence on a limited number of payers for a significant portion of our revenue; the complexity, time and expense associated with billing and collecting for our test; current and future laws, regulations and judicial decisions applicable to our business, including potential regulation by the FDA or by regulatory bodies outside of the United States; changes in legislation related to the U.S. healthcare system; our dependence on strategic relationships, collaborations and co-promotion arrangements; our ability to successfully transition away from our co-promotion agreement; unanticipated delays in research and development efforts; our ability to develop and commercialize new products and the timing of commercialization; our ability to successfully enter new product or geographic markets; our ability to conduct clinical studies and the outcomes of such clinical studies; the applicability of clinical results to actual outcomes; trends and challenges in our business; our ability to compete against other companies and products; our ability to protect our intellectual property; and our ability to obtain capital when needed. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Overview

We are a molecular diagnostics company that focuses on genomic solutions that resolve diagnostic ambiguity, thus enabling physicians to make more informed treatment decisions at an early stage in patient care. By improving preoperative diagnostic accuracy, we aim to help patients avoid unnecessary invasive procedures while reducing healthcare costs. Our first commercial solution, the Afirma Thyroid FNA Analysis, or Afirma, centers on the proprietary Afirma Gene Expression Classifier, or GEC, which is becoming a new standard of care in thyroid nodule assessment. The Afirma GEC helps physicians reduce the number of unnecessary surgeries by approximately 50% by employing a proprietary 142-gene signature to preoperatively identify benign thyroid nodules among those deemed indeterminate by cytopathology alone. An additional 25 genes are used to differentiate uncommon neoplasm subtypes. We have demonstrated the clinical utility and cost effectiveness of the Afirma GEC in multiple studies published in peer-reviewed journals and established the test’s clinical validity in a study published in The New England Journal of Medicine in 2012. The comprehensive Afirma offering also includes cytopathology testing and the Afirma Malignancy Classifiers, launched in May 2014. Since we commercially launched Afirma in January 2011 through March 31, 2016, we have received over 240,000 fine needle aspiration, or FNA, samples for evaluation using Afirma and performed over 55,000 GECs to resolve indeterminate cytopathology results.

In April 2015, we accelerated our entry into pulmonology, our second clinical area, with the launch of the Percepta Bronchial Genomic Classifier, which we obtained through our acquisition of Allegro Diagnostics Corp., or Allegro, in September 2014. The Percepta test is designed to improve the preoperative diagnosis of lung cancer, thus helping to reduce unnecessary invasive, risky and costly procedures in patients with suspicious lung nodules and lesions that were initially found on CT scans. Clinical validation data from two multicenter, prospective studies—AEGIS I and II—were published in July 2015 in The New England Journal of Medicine. Our initial focus is on building our library of clinical evidence, including clinical utility, for the Percepta classifier, while we work to secure reimbursement coverage for the test from Medicare and private payers. As of March 2016, we have expanded to 40 the number of thought-leading academic and other institutions around the country that are now offering Percepta to their patients during this initial stage of commercialization.

Our second pulmonology product, which we plan to introduce in the fourth quarter of 2016, is designed to preoperatively assess the likelihood of idiopathic pulmonary fibrosis, or IPF, among patients presenting with a suspected interstitial lung disease, or ILD.

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

We increased the list price billed for the GEC from $4,875 to $6,400 per test in July 2015, while the list price billed for routine cytopathology remained at $490 per test. We obtained Medicare coverage for the GEC effective in January 2012 and contracted reimbursement at an agreed upon rate of $3,200. We have entered into contracts establishing in-network allowable rates for both our GEC and cytopathology tests with payers including United Healthcare, Aetna and Cigna, as well as several Blue Cross Blue Shield plans, among others. We have also received positive coverage determinations from numerous other commercial payers and, as of March 2016, the GEC is covered by payers representing 180 million lives. We now have 130 million lives under contract. Payers that have agreed to pay for Afirma under contract are also counted as covered lives. Contracted and reimbursement rates vary by payer.

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

We recognized revenue of $13.6 million and $11.2 million for the three months ended March 31, 2016 and 2015, respectively. Revenue increased by 21% for the three months ended March 31, 2016 compared to the same period in 2015. We incurred a net loss of $10.1 million and $7.6 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had an accumulated deficit of $158.8 million.

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

Continued Adoption of and Reimbursement for Afirma

To date, only a small number of payers have reimbursed us for Afirma at full list price. Revenue growth depends on both our ability to achieve broader reimbursement at increased levels from third-party payers and to expand our base of prescribing physicians and increase our penetration in existing accounts. Because some payers consider the GEC experimental and investigational, we may not receive payment for tests and payments we receive may not be at acceptable levels. We expect our revenue growth will increase as more payers make a positive coverage decision and as payers enter into contracts with us, which should enhance our accrued revenue and cash collections. To drive increased adoption of Afirma, we increased our internal sales force in high-volume geographies domestically over the last several years, along with increasing our marketing efforts. We have also hired institutional channel managers to focus on the institutional segment, which accounts generally send us only GECs. If we are unable to expand the base of prescribing physicians and penetration within these accounts at an acceptable rate, or if we are not able to execute our strategy for increasing reimbursement, we may not be able to effectively increase our revenue.

Our average reimbursement per GEC was approximately $2,100 for the quarter ended March 31, 2016 as compared with approximately $2,300 for the same period in 2015. The average GEC reimbursement rate will change over time due to a number of factors, including medical coverage decisions by payers, the effects of contracts signed with payers, changes in allowed amounts by payers, our ability to successfully win appeals for payment, and our ability to collect cash payments from third-party payers and individual patients. Historical average reimbursement is not necessarily indicative of future average reimbursement.

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

As of March 31, 2016, cumulative amounts billed at list price for tests processed which were not recognized as revenue upon delivery of a patient report because our accrual revenue recognition criteria were not met and for which we have not received notification of payment, collected cash or written off as uncollectible, totaled approximately $149.8 million.

As of December 31, 2015, cumulative amounts billed at list price for tests processed which were not recognized as revenue upon delivery of a patient report because our accrual revenue recognition criteria were not met and for which we have not received notification of payment, collected cash or written off as uncollectible, totaled $134.3 million. Of this amount, we recognized revenue of approximately $3.6 million in the quarter ended March 31, 2016, when cash was received.

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

Impact of Genzyme Co-promotion Agreement

The $10.0 million up-front co-promotion fee we received from Genzyme under the Co-Promotion Agreement dated as of January 18, 2012 is being amortized over the estimated useful life based on the provisions of the agreement as a reduction to selling and marketing expenses. We amortized $431,000 and $474,000 million of the $10.0 million for the three months ended March 31, 2016 and 2015, respectively. The agreement requires that we pay a certain percentage of our cash receipts from the sale of the Afirma solution to Genzyme, which percentage decreased over time. The percentage was 40% from January 2013 through February 2014, 32% from February 2014 through December 2014, and decreased to 15% in January 2015. Our co-promotion fees, excluding the amortization of the up-front co-promotion fee, were $2.1 million and $1.7 million for the three months ended March 31, 2016 and 2015, respectively, and are included in selling and marketing expenses in our statements of operations and comprehensive loss.

In November 2014, we signed the Amended Agreement with Genzyme. Under the Amended Agreement, the co-promotion fees Genzyme will receive as a percentage of U.S. cash receipts from the sale of the Afirma solution were reduced from 32% to 15% beginning January 1, 2015. Either party may terminate the agreement for convenience with six months prior notice, however, neither party can terminate the agreement for convenience prior to June 30, 2016. On March 9, 2016, we formalized the decision to conclude the Amended Agreement with Genzyme effective September 9, 2016. The amortization of the upfront co-promotion fee has been further extended to September 2016 and the balance of the unamortized up-front co-promotion fee was $518,000 at March 31, 2016.

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

Financial Overview

Revenue

Through March 31, 2016, all of our revenue have been derived from the sale of Afirma. To date, Afirma has been delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of cash collection from the third-party payer and individual patients. Third-party payers in excess of 10% of revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended March 31,
	2016	2015
Medicare	31%	24%
United Healthcare	13%	14%
Cigna	6%	15%
	50%	53%

As the number of payers reimbursing for Afirma increases, the percentage of revenue derived from Medicare and other significant third-party payers has changed and will continue to change as a percentage of total revenue.

For tests performed where we have an agreed upon reimbursement rate or we can estimate the amount we will ultimately receive at the time delivery is complete, such as in the case of Medicare and certain other payers, we recognize the related revenue upon delivery of a patient report to the prescribing physician based on the established billing rate less contractual and other adjustments to arrive at the amount that we expect to ultimately receive. We determine the amount we expect to ultimately receive based on a per payer, per contract or agreement basis. The expected amount is typically lower than, if applicable, the agreed upon reimbursement amount due to several factors, such as the amount of patient co-payments, the existence of secondary payers and claim denials. In other situations, where we cannot estimate the amount that will be ultimately received, we recognize revenue upon the earlier of receipt of third-party payer notification of payment or when cash is received. Incremental accrued revenue as a result of additional payers meeting our revenue recognition criteria for the quarters ended March 31, 2016 and 2015 was approximately $146,000 and $325,000, respectively. The quarter ended March 31, 2015 also included a catch-up payment from a payer of $643,000. Upon ultimate collection, the amount received from Medicare and commercial payers where reimbursement was estimated is compared to previous estimates and the contractual allowance is adjusted accordingly. Our ability to increase our revenue will depend on our ability to penetrate the market, obtain positive coverage policies from additional third-party payers, obtain reimbursement and/or enter into contracts with additional third-party payers, and increase reimbursement rates for tests performed. Finally, should we recognize revenue from payers on an accrual basis and later determine the judgments underlying estimated reimbursement change, our financial results could be negatively impacted in future quarters.

Cost of Revenue

The components of our cost of revenue are materials and service costs, including cytopathology testing services, stock-based compensation expense, direct labor costs, equipment and infrastructure expenses associated with testing samples, shipping charges to transport samples, and allocated overhead including rent, information technology, equipment depreciation and utilities. Costs associated with performing tests are recorded as the test is processed regardless of whether and when revenue is recognized with respect to that test. As a result, our cost of revenue as a percentage of revenue may vary significantly from period to period because we do not recognize all revenue in the period in which the associated costs are incurred. We expect cost of revenue in absolute dollars to increase as the number of tests we perform increases and from the higher costs of our new facility. However, we expect that the cost per test will decrease over time due to leveraging fixed costs, efficiencies we may gain as test volume increases and from automation, process efficiencies and other cost reductions. As we introduce new tests, initially our cost of revenue will be high and will increase disproportionately our aggregate cost of revenue until we achieve efficiencies in processing these new tests.

Research and Development

Research and development expenses include costs incurred to develop our technology, collect clinical samples and conduct clinical studies to develop and support our products. These costs consist of personnel costs, including stock-based compensation expense, prototype materials, laboratory supplies, consulting costs, costs associated with setting up and conducting clinical studies at domestic and international sites, and allocated overhead including rent, information technology, equipment depreciation and utilities. We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses will increase in future periods as we continue to invest in research and development activities related to developing additional products and evaluating various platforms. We expect that in 2016, the increase in research and development expenses will continue for the development and launch of our new ILD product and for the continued development and support of the Afirma and Percepta tests. Specifically, we plan to: increase the body of clinical evidence to support Afirma; incur research and development expenses associated with clinical utility studies to support the commercialization of Percepta; and incur expenses associated with development, analytical verification and clinical validation studies in our ILD program.

Selling and Marketing

Selling and marketing expenses consist of personnel costs, including stock-based compensation expense, direct marketing expenses, consulting costs, and allocated overhead including rent, information technology, equipment depreciation and utilities. In addition, co-promotion fees paid to Genzyme, net of amortization of the up-front fee received, are included in selling and marketing expenses. In November 2014, we amended the co-promotion agreement with Genzyme and our personnel and marketing costs increased as we took on more sales and marketing responsibilities related to Afirma, but these increases are offset by the lower rate we are required to pay Genzyme under the Amended Agreement beginning in January 2015. On March 9, 2016, we formalized the decision to conclude the Amended Agreement with Genzyme effective September 9, 2016. Consequently, in 2016, we have further expanded our internal sales force and marketing spending as we transition out of the relationship. We expect that these costs will be offset by the elimination of the co-promotion fee, beginning in mid-September 2016. In 2016, we also expect to incur increased selling and marketing expense as a result of investments in our lung product portfolio. We believe total selling and marketing expenses will continue to increase in 2016.

General and Administrative

General and administrative expenses include those from executive, finance and accounting, human resources, legal, billing and client services, and quality and regulatory functions. These expenses include personnel costs, including stock-based compensation expense, audit and legal expenses, consulting costs, costs associated with being a public company, and allocated overhead including rent, information technology, equipment depreciation and utilities. We expect our general and administration expenses to remain flat for the remainder of 2016 as consulting expenses are expected to decline, offset by higher personnel-related expenses from the expansion of our billing group to support anticipated increased demand for our tests.

Intangible Asset Amortization

Intangible asset amortization began in April 2015 when we launched the Percepta test. The finite-lived intangible asset with a cost of $16.0 million is being amortized over 15 years, using the straight-line method.

Interest Expense

Interest expense is attributable to our borrowings under our loan and security agreement and the credit agreement that replaced it.

Other Income (Expense), Net

Other income (expense), net, for the quarters ended March 31, 2016 and 2015 consists primarily of sublease rental income and interest income received from payers and from our cash equivalents.

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

Revenue Recognition

We recognize revenue in accordance with the provisions of Accounting Standards Codification (“ASC”) 954-605, Health Care Entities—Revenue Recognition. Our revenue is generated from the provision of diagnostic services using the Afirma solution and the service is completed upon the delivery of test results to the prescribing physician, at which time we bill for the service. We recognize revenue related to billings for Medicare and commercial payers on an accrual basis, net of contractual and other adjustments, when amounts that will ultimately be realized can be estimated. Contractual and other adjustments represent the difference between the list price (the billing rate) and the estimated reimbursement rate for each payer. Upon ultimate collection, the amount received from Medicare and commercial payers where reimbursement was estimated is compared to previous estimates and, if necessary, the contractual allowance is adjusted accordingly. Until a contract has been negotiated with a commercial payer or governmental program, the Afirma solution may or may not be covered by these entities’ existing reimbursement policies. In addition, patients do not enter into direct agreements with us that commit them to pay any portion of the cost of the tests in the event that their insurance declines to reimburse us. In the absence of an agreement with the patient or other clearly enforceable legal right to demand payment from the patient, the related revenue is only recognized upon the earlier of payment notification, if applicable, or cash receipt.

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

Finite-lived Intangible Assets

Finite-lived intangible assets relates to intangible assets reclassified from indefinite-lived intangible assets, following the launch of Percepta in April 2015. We amortize finite-lived intangible assets using the straight-line method, over their estimated useful life. The estimated useful life of 15 years was used for the intangible asset related to Percepta based on management’s estimate of product life, product life of other diagnostic tests and patent life. We test this finite-lived intangible asset for impairment when events or circumstances indicate a reduction in the fair value below its carrying amount. There was no impairment for the three months ended March 31, 2016.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015 (in thousands of dollars, except percentages)

	Three Months Ended March 31,
	2016	2015	Change	%
Revenue	$13,550	$11,218	2,332	21%
Operating expense:
Cost of revenue	6,279	4,566	1,713	38%
Research and development	3,461	2,787	674	24%
Selling and marketing	7,066	5,620	1,446	26%
General and administrative	6,228	5,798	430	7%
Intangible asset amortization	267	—	267	—
Total operating expenses	23,301	18,771	4,530	24%
Loss from operations	(9,751)	(7,553)	(2,198)	(29)%
Interest expense	(367)	(89)	(278)	(312)%
Other income (expense), net	43	32	11	34%
Net loss and comprehensive loss	$(10,075)	$(7,610)	$(2,465)	(32)%
Other Operating Data:
GECs processed	5,352	4,020	1,332	33%

Revenue

Revenue increased $2.3 million, or 21%, for the three months ended March 31, 2016 compared to the same period in 2015. The increase was primarily due to increased adoption of Afirma and the resultant increase in tests delivered, especially the proportion of GEC tests reported, and, to a lesser extent, additional payers meeting our revenue recognition criteria for accrual, partially offset by a decrease in revenue recorded when cash is received. As contracts are executed and as revenue and cash collection becomes more predictable, we expect to to accrue a greater proportion of revenue instead of waiting for cash receipt.

Revenue recognized when cash is received and on an accrual basis for the three months ended March 31, 2016 and 2015 was as follows (in thousands of dollars):

	Three Months Ended March 31,
	2016	2015
Revenue recognized when cash is received	$5,324	$5,832
Revenue recognized on an accrual basis	8,226	5,386
Total	$13,550	$11,218

Cost of revenue

Comparison of the three months ended March 31, 2016 and 2015 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2016	2015	Change	%
Cost of revenue:
Reagents, chips, consumables and related	$2,290	$1,457	$833	57%
Cytopathology fees and related costs	1,480	1,197	283	24%
Sample collection	908	657	251	38%
Direct labor	785	545	240	44%
Other	816	710	106	15%
Total	$6,279	$4,566	$1,713	38%

Cost of revenue increased $1.7 million, or 38%, for the three months ended March 31, 2016 compared to the same period in 2015. Given our corporate focus on GEC growth and the adoption of the Afirma test, GEC tests increased by 33% and cytopathology tests increased by 21%. The increase in reagents, chips, consumables and related costs is associated primarily with increased GEC test volume. The increase in cytopathology fees is related to the volume increase in FNA samples processed. The increase in sample collection costs is primarily related to increased volume of samples. The increase in direct labor is associated with the increase in sample volume and the mix shift to relatively more GECs versus cytopathology tests as more labor hours are incurred on the GEC tests compared to the cytopathology tests and at a higher average employee cost. Other costs are primarily indirect costs, such as facilities allocation, depreciation and equipment maintenance, which increased as a result of increased allocable costs and increased allocation to cost of revenue due to an average headcount increase of 28%.

Research and development

Comparison of the three months ended March 31, 2016 and 2015 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2015	2014	Change	%
Research and development expense:
Personnel-related expense	$1,668	$1,425	$243	17%
Stock-based compensation expense	300	253	47	19%
Direct R&D expense	813	615	198	32%
Other expense	680	494	186	38%
Total	$3,461	$2,787	$674	24%

Research and development expense increased $0.7 million, or 24%, for the three months ended March 31, 2016 compared to the same period in 2015. The increase in personnel-related expense was primarily due to increased accrued bonuses as a result of increased bonus targets and performance. The increase in stock-based compensation expense reflects option grants to new and existing employees. The increase in direct R&D expense was primarily due to materials purchased for research and development experiments. Other expense increased primarily as a result of increased information technology and facilities expenses that were related to research and development activities.

Selling and marketing

Comparison of the three months ended March 31, 2016 and 2015 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2016	2015	Change	%
Selling and marketing expense:
Genzyme co-promotion expense, net	$1,626	$1,210	$416	34%
Personnel-related expense	3,736	2,665	1,071	40%
Stock-based compensation expense	408	269	139	52%
Direct marketing expense	536	693	(157)	(23)%
Other expense	760	783	23	3%
Total	$7,066	$5,620	$1,445	26%

Selling and marketing expense increased $1.4 million, or 26%, for the three months ended March 31, 2016 compared to the same period in 2015. The increase in Genzyme co-promotion expense, net, reflects an increase in cash collections for Afirma. The increase in personnel-related expense was primarily due to a 31% increase in average headcount of our sales and marketing team, as we prepare for the termination of the Amended Agreement, as well as increased commissions and accrued bonus as a result of increased performance and bonus targets. The increase in stock-based compensation expense reflects option grants to new and existing employees. The decrease in direct marketing expense was due primarily to a reduction of expenses associated with Afirma, including trade shows, market research, advertising, public relations, and speaker programs. The increase in other expense was primarily due to an increase in information technology and facilities expenses that were related to sales and marketing activities.

General and administrative

Comparison of the three months ended March 31, 2016 and 2015 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2015	2014	Change	%
General and administrative expense:
Personnel-related expense	$3,026	$2,550	$476	19%
Stock-based compensation expense	758	684	74	11%
Professional fees expense	1,279	1,697	(418)	(25)%
Rent and other facilities expense	901	407	494	121%
Other expense	264	460	(196)	(43)%
Total	6,228	$5,798	$430	7%

General and administrative expense increased $0.4 million, or 7%, for the three months ended March 31, 2016 compared to the same period in 2015. The increase in personnel-related expense was primarily due to increased accrued bonuses as a result of increased bonus targets and performance, as well as a 9% increase in average headcount for the three months ended March 31, 2016 as compared to the same period in 2015. The increase in stock-based compensation expense was primarily due to option grants to new and existing employees. The decrease in professional fees was primarily due to lower accounting, audit and legal expenses. The increase in rent and other facilities expense was largely due to incurring expense for our new South San Francisco facility, as well as our previous space, for which the lease ends in March 2016. While we do not begin to make rent payments for our new South San Francisco facility until April 2016, in accordance with GAAP, the rent is expensed on a straight-line basis over the lease period. The decrease in other expense was due primarily to consulting expense of approximately $0.5 million for the three months ended March 31, 2015 that did not recur, partially offset by higher general administrative expenses.

Interest expense

Interest expense increased $278,000 for the three months ended March 31, 2016 compared to the same period in 2015 due to paying off the loan and security agreement in March 2016, which included expenses for an end-of-term payment, a prepayment penalty and the write-off of debt issuance costs and debt discount.

Other income (expense), net

Other income (expense), net, increased $11,000 for the three months ended March 31, 2016 compared to the same period in 2015 primarily due higher interest income from our money market investments.

Liquidity and Capital Resources

We have incurred net losses since our inception. For the three months ended March 31, 2016 and 2015, we had a net loss of $10.1 million and $7.6 million, respectively, and we expect to incur additional losses in 2016 and in future years. As of March 31, 2016, we had an accumulated deficit of $158.8 million. We may never achieve revenue sufficient to offset our expenses.

We believe our existing cash and cash equivalents of $47.5 million as of March 31, 2016 and our revenue during the next 12 months will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

From inception through March 31, 2016, we have received $217.1 million in net proceeds from various sources to finance our operations, including net proceeds of $78.6 million from sales of our preferred stock, net proceeds of $59.2 million from our IPO, net proceeds of $37.3 million from our sale of common stock in a private placement, $10.0 million from the Genzyme co-promotion agreement, net borrowings of $4.9 million under our loan and security agreement which was paid off in March 2016, net borrowings of $24.5 million under our credit agreement and $2.6 million from the exercise of stock options and employee stock purchases.

In March 2016, we entered into a credit agreement, or Credit Agreement, with Visium Healthcare Partners, LP, or Visium. Under the Credit Agreement, two term loans are available to us with an aggregate principal amount of up to $40.0 million. We drew down the initial $25.0 million term loan, or Initial Term Loan on March 30, 2016.  On or prior to June 30, 2017, we may request the second term loan of up to $15.0 million, or the Second Term Loan.  The Initial Term Loan and the Second Term Loan are referred to as Term Loans, which mature on March 31, 2022.

The Term Loans bear interest at a fixed rate of 12.0% per annum, payable quarterly at the end of each March, June,

September and December. No principal payments will be due during an interest-only period, commencing on the funding date for the Initial Term Loan, or Initial Borrowing Date, and continuing through and including March 31, 2020. We are obligated to repay the outstanding principal amounts under the Term Loans in eight equal installments during the final two years under the Credit Agreement. For any quarterly interest payment through and including the 16th interest payment date after the Initial Borrowing Date, so long as no event of default has occurred and is then continuing, we may elect to pay interest in cash on the outstanding principal amounts of the Term Loans at a fixed rate of 9.0%, with the remaining 3.0% of the 12.0% interest paid-in-kind by adding such paid-in-kind interest to the outstanding principal amounts of the Term Loans.

We may prepay the outstanding principal amount under the Term Loans subject to a minimum of $5.0 million of principal amount or a whole multiple of $1.0 million in excess thereof plus accrued and unpaid interest and a prepayment premium. The prepayment premium will be assessed on the principal amount repaid and will equal (i) 24.0% less the aggregate amount of all interest payments in cash, if the prepayment is made on or prior to March 31, 2018, (ii) 4.0%, if the prepayment is made after March 31, 2018 and on or prior to March 31, 2019, (iii) 2.0%, if the prepayment is made after March 31, 2019 and on or prior to March 31, 2020, and (iv) 1.0%, if the prepayment is made after March 31, 2020 and on or prior to March 31, 2021. After March 31, 2021 there is no prepayment premium.

Our obligations under the Credit Agreement are secured by a security interest in substantially all of its assets. The Credit Agreement contains customary representations, warranties, and events of default, as well as affirmative and negative covenants. The negative covenants include, among other provisions, covenants that limit or restrict our ability to incur liens, make investments, incur indebtedness, merge with or acquire other entities, dispose of assets, make dividends or other distributions to holders of its equity interests, engage in any material new line of business, or enter into certain transactions with affiliates, in each case subject to certain exceptions. The Credit Agreement also includes financial covenants requiring minimum cash and cash equivalents balances and minimum revenues. To the extent we form or acquire certain subsidiaries domiciled in the United States, those subsidiaries are required to be guarantors of our obligations under the Credit Agreement.  As of March 31, 2016, we were in compliance with the loan covenants.

In April 2015, we completed a private placement of 4,907,975 shares of our common stock to certain accredited investors, the Investors, at a purchase price of $8.15 per share. Gross proceeds to us were $40.0 million, and we received $37.3 million in net proceeds, after deducting placement agent fees and other expenses payable by us of $2.7 million.

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

In December 2014, we amended certain terms and conditions of the Original Loan, which we refer to as the Amended Loan. The Amended Loan provided for term loans of up to $15.0 million in aggregate, in three tranches of $5.0 million each. We borrowed $5.0 million under the first tranche in December 2014 and used the funds for repayment of the $5.0 million in principal outstanding under the Original Loan, in a cashless transaction. In addition, we paid the accrued but unpaid interest of $14,000 due on the Original Loan and the related end-of-term payment of $110,000. The Amended Loan waived the prepayment premium of $75,000 under the Original Loan and reduced the end-of-term payment of $225,000 under the Original Loan to $110,000. In November 2015, we further amended the Amended Loan to extend the availability of the second $5.0 million tranche under the Amended Loan through June 30, 2016 from December 31, 2015 originally. We could have borrowed the third $5.0 million tranche any time through June 30, 2016 after achieving the third tranche revenue milestone as defined in the Amended Loan.

Under the Amended Loan, we were required to repay the outstanding principal in 24 equal installments beginning 24 months after the date of the borrowing and the loan was due in full in December 2018. The first tranche of the Amended Loan bore interest at a rate of 5.00% per annum and the obligation included an end-of-term payment of $237,500, representing 4.75% of the total outstanding principal balance, which accreted over the life of the loan as interest expense. The Amended Loan carried prepayment penalties of 2.00% and 1.00% for prepayment within one and two years, respectively, and no prepayment penalty thereafter. In connection with the Amended Loan, we paid approximately $45,000 in third-party fees. As a result of the debt discount and the end-of-term payment, the effective interest rate for the Amended Loan differed from the contractual rate.

In March 2016, a portion of the net proceeds from the Visium Initial Term Loan was used to pay off the remaining balances of the Amended Loan and the Amended Loan agreement was cancelled.

We expect that our near- and longer-term liquidity requirements will continue to consist of selling and marketing expenses, research and development expenses, working capital, and general corporate expenses associated with the growth of our business. However, we may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to generate revenue to finance our cash requirements, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. If we raise funds by issuing equity securities, dilution to stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. Our current credit agreement imposes restrictions on our operations, increases our fixed payment obligations, and has restrictive covenants. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third-party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to our company.

The following table summarizes our cash flows for the three months ended March 31, 2016 and 2015 (in thousands of dollars):

	Three Months Ended March 31,
	2016	2015
Cash used in operating activities	$(8,598)	$(8,867)
Cash used in investing activities	(2,975)	(441)
Cash provided by financing activities	19,945	92

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2016 was $8.6 million. The net loss of $10.1 million includes non-cash charges of $0.4 million in amortization of the deferred fee received from Genzyme, offset primarily by $1.5 million of stock-based compensation expense, $0.8 million of depreciation and amortization, which includes $0.3 million of intangible asset amortization, and $0.3 million in interest and prepayment penalty relating to the repayment of our borrowings under our Amended Loan. The increase in net operating assets of $0.7 million was due to a decrease of $1.1 million in accrued liabilities and deferred rent primarily from the payment of annual bonuses, offset by a $0.3 million increase in accounts payable from the timing of payments.

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

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2016 was $3.0 million. The investing activities for the three months ended March 31, 2016 consisted mainly of $2.9 million used for the acquisition of property and equipment, primarily for the build out of office space and the new laboratory for our new South San Francisco facility.

Cash used in investing activities for the three months ended March 31, 2015 was $0.4 million. The investing activities for the three months ended March 31, 2015 consisted primarily of $0.5 million used for the acquisition of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2016 was $19.9 million. The financing activities for the three months ended March 31, 2016 consisted of $24.6 million of net proceeds from the draw down of the Initial Term Loan of the Credit Agreement and $0.6 million from the exercise of options to purchase our common stock, partially offset by the payment of $5.0 million for the remaining principal balance and a $0.3 million of end-of-term payment and prepayment penalty related to the Amended Loan.

Cash provided by financing activities for the three months ended March 31, 2015 was $0.1 million from the exercise of options to purchase our common stock.

Contractual Obligations

The following table summarizes certain contractual obligations as of March 31, 2016 (in thousands of dollars):

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Operating lease obligations	$1,570	$4,245	$4,108	$11,956	$21,879
Long-term debt obligations	—	—	9,375	15,625	25,000
Supplies purchase commitments	813	—	—	—	813
Total	$2,383	$4,245	$13,483	$27,581	$47,692

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

In August 2014, FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements Going Concern—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments: (1) provide a definition of the term substantial doubt; (2) require an evaluation every reporting period including interim periods; (3) provide principles for considering the mitigating effect of management’s plans; (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans; (5) require an express statement and other disclosures when substantial doubt is not alleviated; and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 will be effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016 with early adoption permitted. ASU 2014-15 will be effective for us beginning with our annual report for fiscal 2016 and interim periods thereafter. We do not anticipate that the adoption of this ASU will have a significant impact on our financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, to require debt issuance costs to be presented as an offset against debt outstanding. The update does not change current guidance on the recognition and measurement of debt issuance costs. The ASU is effective for interim and annual periods beginning after December 15, 2015. Adoption of the ASU is retrospective to each prior period presented. We have adopted this ASU and the retrospective adjustment of the prior period presentation was not material.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU requires that deferred tax assets and liabilities be classified as noncurrent in the statement of financial position, thereby simplifying the current guidance that requires an entity to separate deferred assets and liabilities into current and noncurrent amounts. This ASU will be effective for us beginning in the first quarter of fiscal year 2018 though early adoption is permitted. We early-adopted the ASU as of December 31, 2015 and the impact of adoption on our statement of financial position was not material.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation, related to the tax effects of share-based awards. This ASU requires that all the tax effects of share-based awards be recorded through the income statement, thereby simplifying the current guidance that requires related tax deductions in excess of compensation cost (“Excess”) be recorded in equity and tax deficiencies, when compensation cost exceed tax deductions, be recorded in equity to the extent of the previously recognized Excess with the remainder to be recorded in income tax expense.  The ASU will be effective for interim and annual periods beginning after December 15, 2016.  We do not anticipate that the adoption of this ASU will have a significant impact on our financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $47.5 million as of March 31, 2016 which includes bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited interim condensed financial statements

ITEM 4.  CONTROLS AND PROCEDURES

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

(b)         Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

We are an early-stage company with a history of losses, and we expect to incur net losses for the foreseeable future and may never achieve or sustain profitability.

We have incurred net losses since our inception. For the three months ended March 31, 2016, we had a net loss of $10.1 million and we expect to incur additional losses for the remainder of 2016 and in future years. As of March 31, 2016, we had an accumulated deficit of $158.8 million. We may never achieve revenue sufficient to offset our expenses. Over the next couple of years, we expect to continue to devote substantially all of our resources to increase adoption of, and reimbursement for, Afirma, as well as our lung cancer test, Percepta, which we launched in April 2015, and the development of additional tests we plan to commercialize, including our test for Idiopathic Pulmonary Fibrosis, or IPF. We may never achieve or sustain profitability, and our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

Our financial results depend solely on sales of Afirma, and we will need to generate sufficient revenue from this and other diagnostic solutions to grow our business.

All of our revenues have been derived from the sale of Afirma, which we commercially launched in January 2011. For the foreseeable future, we expect to derive substantially all of our revenue from sales of Afirma and a smaller amount from the sale of Percepta. We launched our first product in pulmonology for lung cancer, Percepta, in April 2015, and our commercialization efforts may not be successful. In addition, we are in various stages of research and development for other diagnostic solutions that we may offer, but there can be no assurance that we will be able to identify other diseases that can be effectively addressed with our molecular cytology platform or, if we are able to identify such diseases, whether or when we will be able to successfully commercialize these solutions. If we are unable to increase sales and expand reimbursement for Afirma, or successfully commercialize Percepta and develop and commercialize other solutions, our revenue and our ability to achieve and sustain profitability would be impaired, and the market price of our common stock could decline.

We depend on a few payers for a significant portion of our revenue and if one or more significant payers stops providing reimbursement or decreases the amount of reimbursement for our tests, our revenue could decline.

Revenue for tests performed on patients covered by Medicare, UnitedHealthcare and Cigna was 31%, 13% and 6%, respectively, of our revenue for the three months ended March 31, 2016, compared with 24%, 14% and 15%, respectively, in the three months ended March 31, 2015. The percentage of our revenue derived from significant payers is expected to fluctuate from period to period as our revenue increases, as additional payers provide reimbursement for our tests or if one or more payers were to stop reimbursing for our tests or change their reimbursed amounts. Effective January 2012, Palmetto GBA, the regional Medicare administrative contractor, or MAC, that handled claims processing for Medicare services with jurisdiction at that time, issued coverage and payment determinations for the Gene Expression Classifier, or GEC. On a five-year rotational basis, Medicare requests bids for its regional MAC services. Any future changes in the MAC processing or coding for Medicare claims for the Afirma GEC could result in a change in the coverage or reimbursement rates for such products, or the loss of coverage. In September 2015, the Centers for Medicare & Medicaid Services, or CMS, issued a preliminary determination for the 2016 Clinical Lab Fee Schedule, or CLFS, to establish a national limitation amount for GEC under the “crosswalk” process. If implemented, this would have significantly reduced the Medicare payment rate for GEC in 2016. A final determination was issued in November 2015 that reversed CMS’ earlier decision, indicating that the rate would be set using the gapfill process.  We do not yet know whether the gapfill process for GEC will impact the 2016 Medicare payment rate. Medicare may change the rates at which they reimburse us for our tests, and these changes may have an adverse effect on our business, financial condition, results of operations and the price of our stock.

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

We recognize a large portion of our revenue upon the earlier of receipt of third-party payer notification of payment or when cash is received. We have little visibility as to when we will receive payment for our diagnostic tests, and we must appeal negative payment decisions, which delays collections. We may receive a large number of past payments from a payer all at once which might cause a one-time increase in revenues. For tests performed where we have an agreed upon reimbursement rate or we are able to estimate the amount that will ultimately be realized at the time delivery of a patient report is complete, such as in the case of Medicare and certain other payers, we recognize the related revenue upon delivery of a patient report to the prescribing physician based on the established billing rate less contractual and other adjustments to arrive at the amount that we expect to realize. We determine the amount we expect to realize based on a per payer, per contract or agreement basis. In the first period in which revenue is accrued for a particular payer, there generally is a one-time increase in revenue. In situations where we cannot estimate the amount that will ultimately be collected, we recognize revenue upon the earlier of receipt of third-party notification of payment or when cash is received. Upon ultimate collection, the amount received from Medicare and other payers where reimbursement was estimated is compared to previous estimates and the contractual allowance is adjusted accordingly. These factors will likely result in fluctuations in our quarterly revenue. Should we recognize revenue from payers on an accrual basis and later determine the judgments underlying estimated reimbursement change, or were incorrect at the time we accrued such revenue, our financial results could be negatively impacted in future quarters. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. In addition, these fluctuations in revenue may make it difficult for us, research analysts and investors to accurately forecast our revenue and operating results. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.

We rely on sole suppliers for some of the reagents, equipment, chips and other materials used to perform our tests, and we may not be able to find replacements or transition to alternative suppliers.

We rely on sole suppliers for critical supply of reagents, equipment, chips and other materials that we use to perform our tests. We also purchase components used in our collection kits from sole-source suppliers. Some of these items are unique to these suppliers and vendors. In addition, we utilize a sole source to assemble and distribute our sample collection kits. While we have developed alternate sourcing strategies for these materials and vendors, we cannot be certain whether these strategies will be effective or the alternative sources will be available when we need them. If these suppliers can no longer provide us with the materials we need to perform the tests and for our collection kits, if the materials do not meet our quality specifications or are otherwise unusable, if we cannot obtain acceptable substitute materials, or if we elect to change suppliers, an interruption in test processing could occur, we may not be able to deliver patient reports and we may incur higher one-time switching costs. Any such interruption may significantly affect our future revenue, cause us to incur higher costs, and harm our customer relationships and reputation. In addition, in order to mitigate these risks, we maintain inventories of these supplies at higher levels than would be the case if multiple sources of supply were available. If our test volume decreases or we switch suppliers, we may hold excess inventory with expiration dates that occur before use which would adversely affect our losses and cash flow position. As we introduce any new test, we may experience supply issues as we ramp test volume.

We depend on a specialized cytopathology practice to perform the cytopathology component of Afirma, and our ability to perform our diagnostic solution would be harmed if we were required to secure a replacement.

We rely on Thyroid Cytopathology Partners, P.A., or TCP, to provide cytopathology professional diagnoses on thyroid FNA samples pursuant to a pathology services agreement. Pursuant to this agreement, TCP has the exclusive right to provide the cytopathology diagnoses on FNA samples at a fixed price per test. We have also agreed to allow TCP to co-locate in a portion of our facilities in Austin, Texas. Our agreement with TCP was effective through December 31, 2015 and automatically renews every year thereafter unless either party provides notice of intent not to renew at least 12 months prior to the end of the then-current term.

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

The CMS announced plans to bundle payments for clinical laboratory diagnostic tests together with other services performed during hospital outpatient visits under the Hospital Outpatient Prospective Payment System. For calendar year 2016, CMS maintained an exemption for molecular pathology tests from this packaging provision. It is possible that this exemption could be removed by CMS in future rule making, which might result in lower reimbursement for tests performed in this setting.

On March 1, 2015, a separate CPT code, or Current Procedural Terminology code, for the Afirma GEC was issued. The new code became effective January 1, 2016. In November 2015, the CMS issued a final determination for the 2016 CLFS to establish a national limitation amount for this new CPT code under the gapfill process through the regional MACs during calendar year 2016. We do not yet know whether the gapfill process for our new CPT code for Afirma GEC will impact the current Medicare payment rate.

The Protecting Access to Medicare Act of 2014, or PAMA, includes a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS would report initially and then on a subsequent three year basis thereafter (or annually for advanced diagnostic laboratory tests, or ADLTs), private payer payment rates and volumes for their tests. When the ruling is issued, we will be able to determine the timeline for reporting data to comply with the new PAMA process. CMS will use the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume-weighted median of the private payer payment rates for the tests. Although CMS has not yet issued regulations to implement PAMA, we believe our Afirma GEC as well as our Percepta test, once covered, would be considered ADLTs. We cannot assure you that reimbursement rates under the final regulation for tests like ours will not be adversely affected.

Because of Medicare billing rules, we may not receive reimbursement for all tests provided to Medicare patients.

Under current Medicare billing rules, payment for our tests performed on Medicare beneficiaries who were hospital inpatients at the time the tissue samples were obtained and whose tests were ordered less than 14 days from discharge must be bundled into the payment that the hospital receives for the inpatient services provided. Medicare billing rules also require hospitals to bill for our tests when ordered for hospital outpatients less than 14 days following the date of the hospital procedure where the tissue samples were obtained. Accordingly, we are required to bill individual hospitals for tests performed on Medicare beneficiaries during these time frames. We cannot ensure that hospitals will pay us for tests performed that fall under these rules. We cannot assure you that Medicare will not change this limitation in the future.

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

We also face competition from companies and academic institutions that use next generation sequencing technology or other methods to measure mutational markers such as BRAF and KRAS, along with numerous other mutations. The organizations include Interpace Diagnostics Group, Inc., Rosetta Genomics Ltd., and others who are developing new products or technologies that may compete with our tests. In the future, we may also face competition from companies developing new products or technologies.

With the Percepta test, we believe our primary competition will similarly come from traditional methods used by physicians to diagnose lung cancer, as well as from companies such as Integrated Diagnostics, Inc. We also anticipate facing potential competition from companies offering or developing approaches for assessing malignancy risk in patients with lung nodules using alternative samples, such as blood, urine or sputum. However, such “liquid biopsies” are often used earlier in the diagnostic paradigm—for instance, to screen for cancer—or to gauge risk of recurrence or response to treatment.

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

In addition, our research and development programs and commercial laboratory operations depend on our ability to attract and retain highly skilled scientists. We may not be able to attract or retain qualified scientists and technicians in the future due to the intense competition for qualified personnel among life science businesses, particularly in the San Francisco Bay Area. Our success in the development and commercialization of advanced diagnostics requires a significant medical and clinical staff to conduct studies and educate physicians and payers on the merits of our tests in order to achieve adoption and reimbursement. We are in a highly competitive industry to attract and retain this talent. As a public company located in the San Francisco Bay Area, we face intense competition for highly skilled finance and accounting personnel. If we are unable to attract and retain finance and accounting personnel experienced in public company financial reporting, we risk being unable to close our books and file our public documents on a timely basis. Additionally, our success depends on our ability to attract and retain qualified sales people. We recently significantly expanded our sales force for Afirma as we transition out of our Genzyme Corporation co-promotion agreement in the United States. There can be no assurance that they will be successful in maintaining and growing the business. As we plan to further increase our sales channels for new tests we commercialize, we may have difficulties locating and recruiting additional sales personnel or retaining qualified salespeople, which could cause a delay or decline in the rate of adoption of our tests. Finally, our business requires specialized capabilities in reimbursement, billing, and other areas and there may be a shortage of qualified individuals. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to support our research and development, clinical laboratory, sales and reimbursement, billing and finance efforts. All of our employees are at will, which means that either we or the employee may terminate their employment at any time. We do not carry key man insurance for any of our employees.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

In addition to the need to scale our testing capacity, future growth, including our transition to a multi-product company with international operations, will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees with the necessary skills to support the growing complexities of our business. In addition, rapid and significant growth may place strain on our administrative, financial and operational infrastructure. Our ability to manage our business and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We have implemented an internally developed data warehouse, which is critical to our ability to track our diagnostic services and patient reports delivered to physicians, as well as to support our financial reporting systems. The time and resources required to optimize these systems is uncertain, and failure to complete optimization in a timely and efficient manner could adversely affect our operations. The move of our laboratory facility to a new location in South San Francisco required us to notify appropriate regulatory agencies, which may result in an inspection or audit of the new facility which would disrupt our business, including the provision of Afirma GEC and Percepta test reports, and require the investment of resources. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.

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

In October 2015, CMS replaced the ICD-9 code set with the ICD-10 code set. The transition requires ordering physicians to submit ICD-10 codes along with their requisitions for our tests. If physicians do not send proper coding with requisitions, electronic billing systems are not prepared for the transition, or payers have not upgraded their systems to appropriately pay claims with the new codes, we may experience delays in collecting payments, which would impact our revenue recognized on a cash basis, and our cash position.

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

While we manage the overall processing of claims, we rely on a third-party provider to transmit the actual claims to payers based on the specific payer billing format. We have previously experienced delays in claims processing when our third-party provider made changes to its invoicing system, and again when it did not submit claims to payers within the timeframe we require. Additionally, coding for diagnostic tests may change, and such changes may cause short-term billing errors that may take significant time to resolve. If claims are not submitted to payers on a timely basis or are erroneously submitted, or if we are required to switch to a different provider to handle claim submissions, we may experience delays in our ability to process these claims and receipt of payments from payers, or possibly denial of claims for lack of timely submission, which would have an adverse effect on our revenue and our business.

Our future success will depend in part on our ability to successfully transition from our relationship with Genzyme to co-promote Afirma in the United States.

We sell Afirma in the United States through our internal sales team and through our Amended and Restated U.S. Co-promotion Agreement with Genzyme Corporation, or the Amended Agreement.  On March 9, 2016, we formalized the decision to conclude the Amended Agreement with Genzyme effective September 9, 2016. In connection with the transition, we have hired additional sales personnel to sell our Afirma solution which we previously co-promoted with Genzyme, and we may in the future hire additional sales personnel. If we are unsuccessful in transitioning the sales and marketing of Afirma from Genzyme solely to our internal sales and marketing personnel, we may experience declining test volumes and associated declines in revenue. We may not be able to market or sell Afirma effectively enough to maintain or increase demand for the test, or without significant additional sales and marketing efforts and expense. Our failure to do so successfully without the benefit of Genzyme’ efforts could have an adverse effect on our business, financial condition and results of operations.

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

We acquired Allegro Diagnostics Corp. in September 2014, and we may pursue additional acquisitions of complementary businesses or assets, as well as technology licensing arrangements as part of our business strategy. We also may pursue strategic alliances that leverage our core technology and industry experience to expand our offerings or distribution, or make investments in other companies. To date, we have limited experience with respect to acquisitions and the formation of strategic alliances and joint ventures. We may not be able to integrate acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. In addition, we may not realize the expected benefits of an acquisition or investment. Any acquisitions made by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Integration of acquired companies or businesses we may acquire in the future also may require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, joint venture or investment.

To finance any acquisitions or investments, we may choose to issue shares of our stock as consideration, which would dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may not be able to acquire other companies for stock. Alternatively, it may be necessary for us to raise additional funds for these activities through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all. If these funds are raised through the sale of equity or convertible debt securities, dilution to our stockholders could result. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. Our current credit agreement contains covenants that could limit our ability to acquire companies or technologies, sell debt securities or obtain additional debt financing arrangements.

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

We are also required to maintain state licenses to conduct testing in our laboratories. California, New York, Texas, among other states’ laws, require that we maintain a license and comply with state regulation as a clinical laboratory; including the training and skills required of personnel and quality control matters. In addition, both of our clinical laboratories are required to be licensed on a test-specific basis by New York State. We have received approval for the Afirma tests and our license for the Percepta test is pending. We will be required to obtain approval for other tests we may offer in the future. New York law also mandates proficiency testing for laboratories licensed under New York state law, regardless of whether such laboratories are located in New York. Several other states require that we hold licenses to test samples from patients in those states. Other states may have similar requirements or may adopt similar requirements in the future. If we were to lose our CLIA certificate or California license for our South San Francisco laboratory, whether as a result of revocation, suspension or limitation, we would no longer be able to perform the GEC, which would eliminate our primary source of revenue and harm our business. If we were to lose our CLIA certificate for our Austin laboratory, we would need to move the receipt and storage of FNAs, as well as the slide preparation for cytopathology, to South San Francisco, which could result in a delay in processing tests during that transition and increased costs. If we were to lose our licenses issued by New York or by other states where we are required to hold licenses, we would not be able to test specimens from those states. New tests we may develop may be subject to new approvals by regulatory bodies such as New York State, and we may not be able to offer our new tests until such approvals are received.

Finally, we may be subject to regulation in foreign jurisdictions as we pursue offering our tests internationally. Other limitations, such as prohibitions on the import of tissue necessary for us to perform our tests or restrictions on the export of tissue imposed by countries outside of the United States, may constrain our ability to offer tests internationally in the future.

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

In the past, we have entered into clinical study collaborations, and our success in the future depends in part on our ability to enter into additional collaborations with highly regarded institutions. This can be difficult due to internal and external constraints placed on these organizations. Some organizations may limit the number of collaborations they have with any one company so as to not be perceived as biased or conflicted. Organizations may also have insufficient administrative and related infrastructure to enable collaboration with many companies at once, which can extend the time it takes to develop, negotiate and implement a collaboration. Moreover, it may take longer to obtain the samples we need which could delay our trials, publications, and product launch and reimbursement. Additionally, organizations often insist on retaining the rights to publish the clinical data resulting from the collaboration. The publication of clinical data in peer-reviewed journals is a crucial step in commercializing and obtaining reimbursement for our diagnostic tests, and our inability to control when and if results are published may delay or limit our ability to derive sufficient revenue from them.

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

We expect continued capital expenditures and operating losses over the next several years as we expand our infrastructure, commercial operations and research and development activities. We may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. Our current credit agreement imposes restrictions on our operations, increases our fixed payment obligations, and has restrictive covenants. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third-party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to our company.

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

In particular, the patent positions of companies engaged in the development and commercialization of genomic diagnostic tests are particularly uncertain. Various courts, including the U.S. Supreme Court, have rendered decisions that affect the scope of patentability of certain inventions or discoveries relating to certain diagnostic tests and related methods. These decisions state, among other things, that patent claims that recite laws of nature (for example, the relationship between blood levels of certain metabolites and the likelihood that a dosage of a specific drug will be ineffective or cause harm) are not themselves patentable. What constitutes a law of nature is uncertain, and it is possible that certain aspects of genomic diagnostics tests would be considered natural laws. Accordingly, the evolving case law in the United States may adversely affect our ability to obtain patents and may facilitate third-party challenges to any owned and licensed patents.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal controls on an annual basis. If we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We have only recently compiled the systems, processes and documentation necessary to comply with Section 404 of the Sarbanes-Oxley Act. We will need to maintain and enhance these processes and controls as we grow, and we will require additional management and staff resources to do so. Additionally, even if we conclude our internal controls are effective for a given period, we may in the future identify one or more material weaknesses in our internal controls, in which case our management will be unable to conclude that our internal control over financial reporting is effective. Moreover, when we are no longer an emerging growth company, our independent registered public accounting firm will be required to issue an attestation report on the effectiveness of our internal control over financial reporting. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.

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

The trading market for our common stock will depend in part on the research and reports that equity research analysts publish about us, our business and our competitors. We do not control these analysts or the content and opinions or financial models included in their reports. Securities analysts may elect not to provide research coverage of our company, and such lack of research coverage may adversely affect the market price of our common stock. The price of our common stock could also decline if one or more equity research analysts downgrade our common stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business. If one or more equity research analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

Insiders have substantial control over us and will be able to influence corporate matters.

As of April 29, 2016, directors and executive officers and their affiliates beneficially owned, in the aggregate, 41% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third-party from acquiring control over us.

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

We have never paid dividends on any of our capital stock and currently intend to retain any future earnings to fund the growth of our business. In addition, our credit agreement restricts our ability to pay cash dividends on our common stock and we may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future.

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1

Credit Agreement dated as of March 25, 2016 by and among Veracyte, Inc.as Borrower, Visium Healthcare Partners, LP, as Administrative Agent, the Guarantors from time to time party thereto and the Lenders from time to time party thereto.

10.2	Security Agreement dated March 30, 2016 between Veracyte, Inc. and Visium Healthcare Partners, LP, as Administrative Agent
10.3	Pledge Agreement dated March 30, 2016 between Veracyte, Inc. and Visium Healthcare Partners, LP, as Administrative Agent
10.4	Letter agreement regarding potential opportunity to purchase common equity interests dated March 30, 2016 between Veracyte, Inc. and Visium Healthcare Partners, LP
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Date: May 5, 2016

VERACYTE, INC.

By:	/s/ SHELLY D. GUYER
Shelly D. Guyer Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1

Credit Agreement dated as of March 25, 2016 by and among Veracyte, Inc.as Borrower, Visium Healthcare Partners, LP, as Administrative Agent, the Guarantors from time to time party thereto and the Lenders from time to time party thereto.

10.2	Security Agreement dated March 30, 2016 between Veracyte, Inc. and Visium Healthcare Partners, LP, as Administrative Agent
10.3	Pledge Agreement dated March 30, 2016 between Veracyte, Inc. and Visium Healthcare Partners, LP, as Administrative Agent
10.4	Letter agreement regarding potential opportunity to purchase common equity interests dated March 30, 2016 between Veracyte, Inc. and Visium Healthcare Partners, LP
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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