Form 10-Q
period 2016-09-30
VERACYTE, INC.
filed 2016-11-03
CIK 1384101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________

FORM 10-Q
  ________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 28, 2016, there were 27,950,046 shares of common stock, par value $0.001 per share, outstanding.

VERACYTE, INC.

i

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

VERACYTE, INC.

Condensed Balance Sheets

(In thousands of dollars, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$31,699	$39,084
Accounts receivable	6,312	3,503
Supplies inventory	3,416	3,767
Prepaid expenses and other current assets	1,405	1,442
Restricted cash	120	118
Total current assets	42,952	47,914
Property and equipment, net	10,435	10,314
Finite-lived intangible assets, net	14,400	15,200
Goodwill	1,057	1,057
Restricted cash	603	603
Other assets	203	159
Total assets	$69,650	$75,247
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,081	$5,085
Accrued liabilities	7,189	8,689
Deferred Genzyme co-promotion fee	—	948
Total current liabilities	10,270	14,722
Long-term debt	24,891	4,990
Deferred rent, net of current portion	4,484	4,283
Total liabilities	39,645	23,995
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 27,940,161 and 27,685,291 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	28	28
Additional paid-in capital	205,658	199,950
Accumulated deficit	(175,681)	(148,726)
Total stockholders’ equity	30,005	51,252
Total liabilities and stockholders’ equity	$69,650	$75,247

The accompanying notes are an integral part of these financial statements.

VERACYTE, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands of dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$18,603	$12,335	$46,828	$35,461
Operating expenses:
Cost of revenue	6,367	5,618	18,947	15,322
Research and development	4,006	3,563	11,734	9,453
Selling and marketing	7,087	6,048	22,416	18,606
General and administrative	5,763	5,728	18,062	17,062
Intangible asset amortization	266	266	800	533
Total operating expenses	23,489	21,223	71,959	60,976
Loss from operations	(4,886)	(8,888)	(25,131)	(25,515)
Interest expense	(799)	(92)	(1,951)	(269)
Other income, net	48	35	127	93
Net loss and comprehensive loss	$(5,637)	$(8,945)	$(26,955)	$(25,691)
Net loss per common share, basic and diluted	$(0.20)	$(0.32)	$(0.97)	$(1.01)
Shares used to compute net loss per common share, basic and diluted	27,916,819	27,640,806	27,865,100	25,428,506

The accompanying notes are an integral part of these financial statements.

VERACYTE, INC.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands of dollars)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(26,955)	$(25,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,602	1,642
Bad debt expense	68	80
Loss on disposal of property and equipment	12	—
Genzyme co-promotion fee amortization	(948)	(1,423)
Stock-based compensation	4,745	4,186
Conversion of accrued interest to long-term debt	385	—
Amortization and write-off of debt discount and issuance costs	146	34
Interest on debt balloon payment and prepayment penalty	206	59
Changes in operating assets and liabilities:
Accounts receivable	(2,877)	(550)
Supplies inventory	351	(288)
Prepaid expenses and current other assets	37	(1,878)
Other assets	(44)	(53)
Accounts payable	(387)	(1,831)
Accrued liabilities and deferred rent	(1,091)	1,578
Net cash used in operating activities	(23,750)	(24,135)
Investing activities
Purchases of property and equipment	(3,760)	(1,975)
Change in restricted cash	(2)	(533)
Net cash used in investing activities	(3,762)	(2,508)
Financing activities
Proceeds from the issuance of long-term debt, net of debt issuance costs	24,452	—
Proceeds from the issuance of common stock in a private placement, net of costs	—	37,258
Payment of deferred stock offering costs	—	(197)
Payment of long-term debt	(5,000)	—
Payment of end-of-term debt obligation and prepayment penalty	(288)	—
Proceeds from the exercise of common stock options and employee stock purchases	963	684
Net cash provided by financing activities	20,127	37,745
Net (decrease) increase in cash and cash equivalents	(7,385)	11,102
Cash and cash equivalents at beginning of period	39,084	35,014
Cash and cash equivalents at end of period	$31,699	$46,116
Supplementary cash flow information of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$—	$1,173
Unpaid deferred stock offering	—	71
The accompanying notes are an integral part of these financial statements.

VERACYTE, INC.

Notes to Financial Statements

1. Organization and Description of Business

Veracyte, Inc. (“Veracyte” or the “Company”) was incorporated in the state of Delaware on August 15, 2006 as Calderome, Inc. Calderome operated as an incubator until early 2008. On March 4, 2008, the Company changed its name to Veracyte, Inc. Veracyte is a molecular diagnostics company that uses genomic technology to resolve diagnostic ambiguity. The Company targets diseases in which large numbers of patients undergo invasive and costly diagnostic procedures that could have been avoided with a more accurate diagnosis from a cytology sample. By improving diagnosis, the Company helps patients avoid such unnecessary invasive procedures and surgeries while reducing healthcare costs.

The Company’s first commercial solution, the Afirma® Thyroid FNA Analysis, centers on the proprietary Afirma Gene Expression Classifier (“GEC”). The Afirma GEC helps physicians reduce the number of unnecessary surgeries by employing a proprietary 142-gene signature to determine whether thyroid nodules previously classified by cytopathology as indeterminate can be reclassified as benign. The Afirma GEC is offered directly or as part of a comprehensive solution that also includes cytopathology. Additionally, the Afirma Malignancy Classifiers were launched in May 2014. The Company currently markets and sells Afirma in the United States, in select foreign countries through a co-promotion agreement with Genzyme Corporation, a subsidiary of Sanofi, and through other distributors.

In April 2015, the Company entered the pulmonology diagnostics market with the Percepta® Bronchial Genomic Classifier, a genomic test to resolve ambiguity in lung cancer diagnosis. In October 2016, the Company introduced a second product in pulmonology, the Envisia™ Genomic Classifier, designed to help in the assessment of patients suspected to have idiopathic pulmonary fibrosis.

The Company’s operations are based in South San Francisco, California and Austin, Texas, and it operates in one segment in the United States.

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The financial statements include the accounts of the Company and its former wholly-owned subsidiary, which was dissolved in June 2015. For periods prior to the subsidiary dissolution, all intercompany accounts and transactions were eliminated in consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet as of September 30, 2016, the condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2016 and 2015, and the condensed statements of cash flows for the nine months ended September 30, 2016 and 2015 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed balance sheet at December 31, 2015 has been derived from audited financial statements. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results expected for the full year or any other period. Certain amounts have been reclassified on the condensed balance sheet at December 31, 2015 to conform with the adoption of Accounting Standards Update (“ASU”) No. 2015-3, Simplifying the Presentation of Debt Issuance Costs.

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

Concentrations of Credit Risk and Other Risks and Uncertainties

The majority of the Company’s cash and cash equivalents are deposited with one major financial institution in the United States. Deposits in this institution may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Through September 30, 2016, all of the Company’s revenue has been derived from the sale of Afirma. To date, Afirma has been delivered primarily to physicians in the United States. The Company’s third-party payers in excess of 10% of revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Medicare	23%	28%	27%	27%
UnitedHealthcare	11%	11%	12%	13%
	34%	39%	39%	40%

The Company’s significant third-party payers and their related accounts receivable balance as a percentage of total accounts receivable were as follows:

	September 30, 2016	December 31, 2015
Medicare	18%	31%
UnitedHealthcare	9%	25%
Aetna	7%	23%

No other third-party payer represented more than 10% of the Company’s accounts receivable balances as of those dates.

Restricted Cash

The Company had deposits of $120,000 and $118,000 as of September 30, 2016 and December 31, 2015, respectively, included in current assets. The deposit at September 30, 2016 was a pledge for corporate credit cards and the deposit at December 31, 2015 was restricted from withdrawal and held by a bank in the form of collateral for irrevocable standby letters of credit held as security for the lease of the Company’s former headquarters and laboratory facility in South San Francisco that expired March 31, 2016. The Company also had deposits of $603,000 included in long-term assets as of September 30, 2016 and December 31, 2015, restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of the Company’s South San Francisco facility signed in April 2015.

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities.

Revenue Recognition

The Company recognizes revenue in accordance with the provision of ASC 954-605, Health Care Entities — Revenue Recognition ("ASC 954"). The Company’s revenue is generated from the provision of diagnostic services. The service is completed upon the delivery of test results to the prescribing physician, at which time the Company bills for the service. The Company recognizes revenue related to billings for tests delivered on an accrual basis when amounts that will ultimately be realized can be reasonably estimated. The estimates of amounts that will ultimately be realized require significant judgment by management. Until a contract has been negotiated with a commercial payer or governmental program, the Company's tests may or may not be covered by these entities’ existing reimbursement policies. In addition, patients do not enter into direct agreements with the Company that commit them to pay any portion of the cost of the tests in the event that their insurance declines to reimburse the Company.

The Company may bill the patient directly for these amounts in the form of co-payments and co-insurance in accordance with their insurance carrier and health plans. The Company pursues reimbursement from such patients on a case-by-case basis. In the absence of contracted reimbursement or the ability to reasonably estimate the amount that will ultimately be realized for the Company’s services, revenue is recognized on a cash basis, i.e. upon the earlier of receipt of third-party payer notification of payment or when cash is received.

Revenue recognized on an accrual basis and cash basis for the three and nine months ended September 30, 2016 and 2015 was as follows (in thousands of dollars):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	%	2015	%	2016	%	2015	%
Revenue recognized on an accrual basis	$13,903	75%	$6,985	57%	$31,478	67%	$18,957	53%
Revenue recognized on a cash basis	4,700	25%	5,350	43%	15,350	33%	16,504	47%
Total	$18,603	100%	$12,335	100%	$46,828	100%	$35,461	100%

Prior to July 1, 2016, the Company believes it did not have a consistent payment history to accrue a significant portion of its Afirma tests at the time of delivery and, as noted above, recognized revenue on a cash basis for such tests. The Company has been analyzing the amounts received for tests performed since commercialization and during the quarter ended September 30, 2016, concluded there was sufficient information to support a reasonable estimate of the amount of revenue to accrue upon test delivery for a number of payers that had been previously recognized on a cash basis. The Company considered factors such as coverage from payers, whether there is a reimbursement contract between the payer and the Company, the percentage of tests delivered for which payment is received, timeliness of payment, payment as a percentage of agreed upon rate, amount paid per test and any current developments or changes that could impact reimbursement to make an estimate of the amount to accrue upon test delivery in accordance with ASC 954. As a result, the Company recognized $3.5 million of incremental revenue during the quarter ended September 30, 2016 upon test delivery that previously would not have been recognized until notification of payment or cash was received. Tests performed prior to July 1, 2016 that did not meet the Company’s accrual criteria at the time of delivery will continue to be recognized as revenue on a cash basis. However, the Company expects the amount of revenue to be recognized on a cash basis for Afirma to decline in future periods since going forward relatively fewer tests will be performed for which a reasonable estimate of revenue to accrue will not have been made at the time of delivery.

Incremental accrued revenue as a result of additional payers meeting the Company's revenue recognition criteria was $3.5 million and $4.0 million for tests delivered in the three and nine months ended September 30, 2016, respectively, and $127,000 and $692,000 for tests delivered in the three and nine months ended September 30, 2015, respectively. The incremental accrued revenue decreased the loss from operations and net loss by $3.5 million and $4.0 million for the three and nine months ended September 30, 2016, respectively, and decreased the loss per common share by $0.13 and $0.14 for the three and nine months ended September 30, 2016, respectively.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU requires that deferred tax assets and liabilities be classified as noncurrent in the statement of financial position, thereby simplifying the guidance that required an entity to separate deferred assets and liabilities into current and noncurrent amounts, and was effective for the Company beginning in the first quarter of 2016. The Company early-adopted this ASU as of December 31, 2015 and the impact of adoption on its statement of financial position was not material.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Shares of common stock subject to outstanding options	5,312,081	4,241,020	5,031,926	4,041,644
Employee stock purchase plan	29,435	8,730	34,262	2,942
Total common stock equivalents	5,341,516	4,249,750	5,066,188	4,044,586

3. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands of dollars):

	September 30, 2016	December 31, 2015
Accrued compensation expenses	$4,970	$4,212
Accrued Genzyme co-promotion fees	—	2,089
Accrued other	2,219	2,388
Total accrued liabilities	$7,189	$8,689

4. Fair Value Measurements

The Company recognizes its financial assets and liabilities at fair value. The carrying amounts of certain financial instruments of the Company, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The carrying value of the Company’s debt approximates its fair value because the interest rate approximates market rates that the Company could obtain for debt with similar terms. The estimated fair value of the Company’s debt is estimated using the net present value of the payments, discounted at an interest rate that is consistent with market interest rates, which is a Level II input.  The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

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

The fair value of the Company’s financial assets, which consist only of money market funds, was $29.4 million and $37.5 million as of September 30, 2016 and December 31, 2015, respectively, and are Level I assets as described above.

5. Commitments and Contingencies

Operating Leases

The Company leases its headquarters and laboratory facilities in South San Francisco, California under a non-cancelable lease agreement for approximately 59,000 square feet. The lease began in June 2015 and ends in March 2026 and contains extension of lease term and expansion options. The Company had deposits of $603,000 included in long-term assets as of September 30, 2016 and December 31, 2015, restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of the South San Francisco facility.

The Company also leases laboratory and office space in Austin, Texas under a lease that expires on July 31, 2018. The Company provided a cash security deposit of $75,000 upon entering into this lease, which is included in other assets in the Company’s condensed balance sheets as of September 30, 2016 and December 31, 2015.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2016 are as follows (in thousands of dollars):

Year Ending December 31,
2016	$523
2017	2,143
2018	2,102
2019	2,026
2020	2,082
Thereafter	11,956
Total minimum lease payments	$20,832

The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Rent expense was $457,000 and $687,000 for the three months ended September 30, 2016 and 2015, respectively, and $1.5 million and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively.

Supplies Purchase Commitments

The Company had non-cancelable purchase commitments with five suppliers to purchase a minimum quantity of supplies for approximately $1.5 million at September 30, 2016.

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

The Term Loans bear interest at a fixed rate of 12.0% per annum, payable quarterly at the end of each March, June, September and December. No principal payments will be due during an interest-only period, commencing on the funding date for the Initial Term Loan (the “Initial Borrowing Date”) and continuing through and including March 31, 2020. The Company is obligated to repay the outstanding principal amounts under the Term Loans in eight equal installments during the final two years under the Credit Agreement. For any quarterly interest payment through and including the 16th interest payment date after the Initial Borrowing Date, so long as no event of default has occurred and is then continuing, the Company may elect to pay interest in cash on the outstanding principal amounts of the Term Loans at a fixed rate of 9.0%, with the remaining 3.0% of the 12.0% interest paid-in-kind by adding such paid-in-kind interest to the outstanding principal amounts of the Term Loans. The Company elected to pay interest in-kind for the quarter ended September 30, 2016 and has recorded $385,000 of paid-in-kind interest through September 30, 2016.

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

The Company’s obligations under the Credit Agreement are secured by a security interest in substantially all of its assets. The Credit Agreement contains customary representations, warranties and events of default, as well as affirmative and negative covenants. The negative covenants include, among other provisions, covenants that limit or restrict the Company’s ability to incur liens, make investments, incur indebtedness, merge with or acquire other entities, dispose of assets, make dividends or other distributions to holders of its equity interests, engage in any material new line of business or enter into certain transactions with affiliates, in each case subject to certain exceptions. To the extent the Company forms or acquires certain subsidiaries domiciled in the United States, those subsidiaries are required to be guarantors of the Company’s obligations under the Credit Agreement. As of September 30, 2016, the Company was in compliance with the loan covenants.

Concurrent with entering into the Credit Agreement, the Company entered into an agreement with Visium pursuant to which, for a period of one year following the Initial Borrowing Date, Visium has the right to participate in certain future equity financings of the Company in an amount of up to $5.0 million with no preferential terms.

As of September 30, 2016, the net debt obligation for borrowings made under the Credit Agreement was as follows (in thousands of dollars):

September 30, 2016
Debt principal	$25,385
Unamortized deferred debt issuance costs	(494)
Net debt obligation	$24,891

Future principal payments under the Credit Agreement are as follows (in thousands of dollars):

Year Ending December 31,
2020	$9,519
Thereafter	15,866
Total	$25,385

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

Interest Expense

Interest expense was as follows (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Nominal interest	$772	$64	$1,600	$189
Amortization and write-off of debt discount and debt issuance costs	27	7	145	20
Prepayment penalty	—	—	50	—
End-of-term payment interest	—	21	156	60
Total	$799	$92	$1,951	$269

7. Stockholders’ Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows:

	September 30, 2016	December 31, 2015
Options issued and outstanding	5,287,887	4,179,521
Options available for grant under stock option plans	950,486	1,058,359
Common stock available for the Employee Stock Purchase Plan	609,053	750,000
Total	6,847,426	5,987,880

8. Stock Incentive Plans

The following table summarizes activity under the Company’s stock option plans (aggregate intrinsic value in thousands of dollars):

	Shares Available for Grant	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2015	1,058,359	4,179,521	$8.03	7.50	$6,511
Additional options authorized	1,107,411	—
Granted	(1,440,350)	1,440,350	6.15
Canceled	225,066	(218,061)	10.42
Exercised	—	(113,923)	2.50
Balance—September 30, 2016	950,486	5,287,887	$7.54	7.63	$8,640
Options vested and exercisable—September 30, 2016		2,568,269	$7.15	6.34	$6,206
Options vested and expected to vest—September 30, 2016		5,059,400	$7.54	7.56	$8,421

The aggregate intrinsic value was calculated as the difference between the exercise price of the options to purchase common stock and the fair market value of the Company’s common stock, which was $7.61 per share as of September 30, 2016.

The weighted average fair value of options to purchase common stock granted was $3.29 and $5.23 for the nine months ended September 30, 2016 and 2015, respectively.

The intrinsic value of stock options exercised was $386,000 and $1.6 million for the nine months ended September 30, 2016 and 2015, respectively.

Stock-based Compensation

The following table summarizes stock-based compensation expense related to stock options and the Company's employee stock purchase plan (“ESPP”) for the three and nine months ended September 30, 2016 and 2015 (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$31	$32	$94	$64
Research and development	342	296	982	891
Selling and marketing	396	353	1,199	943
General and administrative	803	793	2,470	2,288
Total stock-based compensation expense	$1,572	$1,474	$4,745	$4,186

As of September 30, 2016, the Company had $10.5 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over an estimated weighted-average period of 2.55 years.

The estimated grant-date fair value of employee stock options was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted-average volatility	52.68 – 52.90%	52.56 – 53.76%	52.68 – 56.36%	52.56 – 68.82%
Weighted-average expected term (years)	6.08	6.08	5.50 – 6.23	5.50 – 6.08
Risk-free interest rate	1.16 – 1.37%	1.57 – 1.92%	1.16 – 1.77%	1.55 – 2.03%
Expected dividend yield	—	—	—	—

There were no stock options granted to non-employees during the nine months ended September 30, 2016 and 2015.

The estimated grant date fair value of shares granted under the Company's ESPP was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted-average volatility	46.38 – 62.85%	53.57 – 58.10%	46.38 – 75.72%	53.57 – 58.10%
Weighted-average expected term (years)	0.50 – 1.00	0.50 – 1.00	0.50 – 1.00	0.50 – 1.00
Risk-free interest rate	0.40 – 0.50%	0.17 – 0.33%	0.40 – 0.50%	0.17 – 0.33%
Expected dividend yield	—	—	—	—

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

In November 2014, the Company signed an Amended and Restated U.S. Co-Promotion Agreement (“Amended Agreement”) with Genzyme. Under the Amended Agreement, the co-promotion fees Genzyme receives as a percentage of U.S. cash receipts were reduced from 32% to 15% beginning January 1, 2015. Through August 11, 2014, the Company amortized the $10.0 million upfront co-promotion fee straight-line over a four-year period, which was management’s best estimate of the life of the agreement, in part because after that period either party could have terminated the agreement without penalty. Effective August 12, 2014, the Company extended the amortization period from January 2016 to June 2016, the modified earliest period either party could terminate the agreement without penalty. The Company accounted for the change in accounting estimate prospectively. The agreement was terminable by either party with six months prior notice, however, under the Amended Agreement, neither party could terminate the agreement for convenience prior to June 30, 2016. The agreement with Genzyme was to expire in 2027. On March 9, 2016, the Company gave Genzyme notice of termination of the Amended Agreement effective September 9, 2016 and the amortization of the upfront co-promotion fee was further extended to that date. The extension of the amortization period has no impact on our 2016 financial statements on an annual basis.

In February 2015, the Company entered into an Ex-U.S. Co-promotion Agreement with Genzyme for the promotion of the Afirma GEC test with exclusivity in five countries outside the United States initially and in other countries agreed to from time to time. The agreement commenced on January 1, 2015 and continues until December 31, 2019, with extension of the agreement possible upon agreement of the parties. Country-specific terms have been established under this agreement for Brazil and Singapore and a right of first negotiation has been established for Canada, the Netherlands and Italy. The Company pays Genzyme 25% of net revenue from the sale of the Afirma GEC test in Brazil and Singapore over a five-year period commencing January 1, 2015. These payments have been immaterial for all periods presented. Beginning in the fourth year of the agreement, if the Company terminates the agreement for convenience, the Company may be required to pay a termination fee contingent on the number of GEC billable results generated during the 12 months immediately prior to the notice of termination.

The Company incurred $1.8 million and $1.8 million in co-promotion expense, excluding the amortization of the upfront co-promotion fee, for the three months ended September 30, 2016 and 2015, respectively, and $6.1 million and $5.2 million in co-promotion expense for the nine months ended September 30, 2016 and 2015, respectively, which is included in selling and marketing expenses in the condensed statements of operations and comprehensive loss. The Company had no outstanding obligations to Genzyme as of September 30, 2016, compared to $2.1 million as of December 31, 2015 which was included in accrued liabilities on the Company’s condensed balance sheet.

The Company amortized $227,000 and $474,000 of the $10.0 million upfront co-promotion fee in the three months ended September 30, 2016 and 2015, respectively, and $948,000 and $1.4 million in the nine months ended September 30, 2016 and 2015, respectively, which is reflected as a reduction to selling and marketing expenses in the condensed statements of operations and comprehensive loss.

10. Thyroid Cytopathology Partners

In 2010, the Company entered into an arrangement with Pathology Resource Consultants, P.A. (“PRC”) to set up and manage a specialized pathology practice to provide testing services to the Company. There is no direct monetary compensation from the Company to PRC as a result of this arrangement. The Company’s service agreement is with the specialized pathology practice, Thyroid Cytopathology Partners, (“TCP”), and was effective through December 31, 2015, and thereafter automatically renews every year unless either party provides notice of intent not to renew at least 12 months prior to the end of the then-current term. Under the service agreement, the Company pays TCP based on a fixed price per test schedule, which is reviewed periodically for changes in market pricing. Subsequent to December 2012, an amendment to the service agreement allows TCP to sublease a portion of the Company’s facility in Austin, Texas. The Company does not have an ownership interest in or provide any form of financial or other support to TCP.

The Company has concluded that TCP represents a variable interest entity and that the Company is not the primary beneficiary as it does not have the ability to direct the activities that most significantly impact TCP’s economic performance. Therefore, the Company does not consolidate TCP. All amounts paid to TCP under the service agreement are expensed as incurred and included in cost of revenue in the condensed statements of operations and comprehensive loss. The Company incurred $1.3 million and $1.2 million for the three months ended September 30, 2016 and 2015, respectively, and $3.8 million and $3.5 million for the nine months ended September 30, 2016 and 2015, respectively, in cytopathology testing and evaluation services expenses with TCP. The Company’s outstanding obligations to TCP for cytopathology testing services were $870,000 and $820,000 as of September 30, 2016 and December 31, 2015, respectively, and are included in accounts payable on the Company’s condensed balance sheets.

TCP reimburses the Company for a proportionate share of the Company’s rent and related operating expenses for the leased facility. TCP’s portion of rent and related operating expense for the subleased space at the Austin, Texas facility was $24,000 and $23,000 for the three months ended September 30, 2016 and 2015, respectively, and $70,000 and $67,000 for the nine months ended September 30, 2016 and 2015, respectively, and is included in other income, net in the Company’s condensed statements of operations and comprehensive loss.

11. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and nine months ended September 30, 2016 and 2015. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

As of September 30, 2016, the Company had unrecognized tax benefits of $2.1 million, none of which would currently affect the Company’s effective tax rate if recognized due to the Company’s net deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at September 30, 2016 will significantly increase or decrease within the next 12 months. There was no interest expense or penalties related to unrecognized tax benefits recorded through September 30, 2016.

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

12. Subsequent Event

On November 1, 2016, the Company entered into an underwriting agreement relating to a public offering of 5 million shares of its common stock at a public offering price of $6.00 per share. The underwriters exercised their option to purchase up to 750,000 additional shares of its common stock at the public offering price, less underwriting discounts and commissions. Gross proceeds to the Company would be approximately $34.3 million upon closing. The closing is subject to customary closing conditions. The Company intends to use the net proceeds from the public offering for working capital and other general corporate purposes. The Company may also use a portion of the net proceeds from the offering to acquire or invest in complementary businesses, technologies or other assets, although it has no present commitments or agreements to do so.

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

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” “continuing,” “ongoing,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future events and include, but are not limited to, the factors that may impact our financial results; our expectations regarding revenue; our expectations with respect to our future research and development, general and administrative and selling and marketing expenses and our anticipated uses of our funds; our expectations regarding capital expenditures; our anticipated cash needs and our estimates regarding our capital requirements; our need for additional financing; potential future sources of cash; our business strategy and our ability to execute our strategy; the potential market for our tests; our ability to achieve and maintain reimbursement from third-party payers at acceptable levels; the attributes and potential benefits of our tests and any future tests we may develop to patients, physicians and payers; the factors we believe drive demand for and reimbursement of our tests; our ability to sustain or increase demand for our tests; our intent to expand into other clinical areas; our ability to develop new tests, including tests for interstitial lung disease, and the timeframes for development or commercialization; our ability to get our data and clinical studies accepted in peer-reviewed publications; our dependence on and the terms of our agreement with Thyroid Cytopathology Partners, and on other strategic relationships, and the success of those relationships; our beliefs regarding our laboratory capacity; the applicability of clinical results to actual outcomes; the occurrence, timing, outcome or success of clinical trials or studies; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive position; our ability to compete with potential competitors; our compliance with federal, state and international regulations; the potential impact of regulation of our tests by the FDA or other regulatory bodies; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business; our ability to comply with the requirements of being a public company; the impact of seasonal fluctuations and economic conditions on our business; our belief that we have taken reasonable steps to protect our intellectual property; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; and anticipated trends and challenges in our business and the markets in which we operate.

Forward-looking statements are based on our current plans and expectations and involve risks and uncertainties which could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, those risks discussed in Part II, Item 1A of this report, as well as risks and uncertainties related to: our limited operating history and history of losses since inception; our ability to increase usage of and reimbursement for the Afirma GEC, Percepta, Envisia and any other tests we may develop; our dependence on a limited number of payers for a significant portion of our revenue; the complexity, time and expense associated with billing and collecting for our tests; current and future laws, regulations and judicial decisions applicable to our business, including potential regulation by the FDA or by regulatory bodies outside of the United States; changes in legislation related to the U.S. healthcare system; our dependence on strategic relationships and collaborations; our ability to successfully transition away from our former co-promotion agreement with Genzyme; our ability to achieve sales penetration in complex commercial accounts; unanticipated delays in research and development efforts; our ability to develop and commercialize new products and the timing of commercialization; our ability to successfully enter new product markets; our ability to conduct clinical studies and the outcomes of such clinical studies; the applicability of clinical results to actual outcomes; trends and challenges in our business; our ability to compete against other companies, products and technologies; our ability to protect our intellectual property; and our ability to obtain capital when needed. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Overview

We are a molecular diagnostics company that focuses on genomic solutions that resolve diagnostic ambiguity, thus enabling physicians to make more informed treatment decisions at an early stage in patient care. By improving diagnostic accuracy, we aim to help patients avoid unnecessary invasive procedures while reducing healthcare costs. Our first commercial solution, the Afirma Thyroid FNA Analysis, or Afirma, centers on the proprietary Afirma Gene Expression Classifier, or GEC, which is becoming a new standard of care in thyroid cancer diagnosis. The Afirma GEC helps physicians reduce the number of unnecessary surgeries by approximately 50% by employing a proprietary 142-gene signature to identify benign thyroid nodules among those deemed indeterminate by cytopathology alone. An additional 25 genes are used to differentiate uncommon neoplasm subtypes. We established the Afirma GEC’s clinical validity in a study published in The New England Journal of Medicine in 2012 and have demonstrated the test’s clinical utility, cost effectiveness and analytical validity in over 20 studies published in peer-reviewed journals. Since the commercial launch of Afirma in January 2011 through September 30, 2016, we have received 290,000 fine needle aspiration, or FNA, samples for evaluation using Afirma and performed over 65,000 GECs to resolve indeterminate cytopathology results.

In April 2015, we accelerated our entry into pulmonology with the launch of the Percepta Bronchial Genomic Classifier, which we obtained through our acquisition of Allegro Diagnostics Corp., or Allegro, in September 2014. The Percepta classifier is designed to improve lung cancer screening and diagnosis by helping to reduce unnecessary, invasive, risky and costly procedures in patients with suspicious lung nodules and lesions, typically found on CT scans. The 23-gene classifier identifies patients with lung nodules who are at low or very low risk of cancer following an inconclusive bronchoscopy result, making it possible to monitor these patients with CT scans in lieu of invasive diagnostic procedures. Clinical validation data from two prospective, multicenter studies, AEGIS I and II, were published in July 2015 in The New England Journal of Medicine. In February 2016, the first clinical utility study for the Percepta classifier was published in CHEST, the official journal of the American College of Chest Physicians, suggesting that use of the Percepta test could reduce unnecessary surgeries and other invasive procedures by as much as 50% in the evaluated patient population. Also in February 2016, analytical verification data for the Percepta classifier were published online in BMC Cancer, establishing the quality and reproducibility of our testing processes. As of September 2016, three Medicare Administrative Contractors have issued draft local coverage policies that, if finalized, would cover Percepta for Medicare-eligible patients in those regions. As of September 2016, more than 40 thought-leading academic and other institutions around the country are offering Percepta to their patients during this initial stage of commercialization.

In October 2016, we announced the launch of our third commercial test, the Envisia Genomic Classifier, which is also in pulmonology. This test is designed to enable improved diagnosis of idiopathic pulmonary fibrosis, or IPF, among patients presenting with a suspected interstitial lung disease, or ILD, without the need for surgery. The 190-gene classifier uses machine learning coupled with powerful, deep ribonucleic acid, or RNA, sequencing to detect the presence or absence of usual interstitial pneumonia, or UIP, a classic diagnostic pattern that is essential for the diagnosis of IPF. In an independent test set, the Envisia classifier demonstrated high specificity (88%) and sensitivity (67%) for UIP on patient samples obtained through less-invasive bronchoscopy. The test’s results showed high concordance with review of surgical samples by surgical pathology. Our initial focus for the Envisia classifier is on building the clinical evidence needed to secure coverage and reimbursement from Medicare and private payers.

Factors Affecting Our Performance

The Number of FNAs We Receive and Test

The growth in our business is tied to the number of FNAs we receive and the number of GECs performed. Approximately 85% of FNAs we receive are for the Afirma solution, which consists of services related to rendering a cytopathology diagnosis, and if the cytopathology result is indeterminate, the GEC is performed. The remaining approximate 15% of FNAs are received from customers performing cytopathology and when the cytopathology result is indeterminate, the FNA is sent to us for the GEC only. The rate at which adoption occurs in these two settings will cause these two percentages to fluctuate over time. Less than 1% of the FNA samples we receive for cytopathology have insufficient cellular material from which to render a cytopathology diagnosis. We only bill the technical component, including slide preparation, for these tests. For results that are benign or suspicious/malignant by cytopathology, we bill for these services when we issue the report to the physician. If the cytopathology result is indeterminate, defined as atypia/follicular lesions of undetermined significance (AUS/FLUS) or suspicious for FN/HCN, we perform the GEC. Historically, approximately 14%-17% of samples we have received for the Afirma solution have yielded indeterminate results by cytopathology. Approximately 5%-10% of the samples for GEC testing have insufficient ribonucleic acid, or RNA, from which to render a result. The GEC can be reported as Benign, Suspicious or No Result. We bill for the GEC Benign and GEC Suspicious results only. After the GEC is completed, we issue the cytopathology report for the indeterminate results as well as the GEC report, and then bill for both of these tests. We incur costs of collecting and shipping the FNAs and a portion of the costs of performing tests where we cannot ultimately issue a patient report. Because we cannot bill for all samples received, the number of FNAs received does not directly correlate to the total number of patient reports issued and the amount billed.

Continued Adoption of and Reimbursement for Afirma

To date, only a small number of payers have reimbursed us for Afirma at list price. Revenue growth depends on both our ability to achieve broader reimbursement at increased levels from third-party payers and to expand our base of prescribing physicians and increase our penetration in existing accounts. Because some payers consider the GEC experimental and investigational, we may not receive payment for tests and payments we receive may not be at acceptable levels. We expect our revenue growth will increase as more payers make a positive coverage decision and as payers enter into contracts with us, which should enhance our accrued revenue and cash collections. To drive increased adoption of Afirma, we increased our sales force over the last several years, along with increasing our marketing efforts. We have hired institutional channel managers to focus on the institutional segment, where accounts generally send us FNAs for the GEC only, and account managers, dedicated to serving existing accounts, thereby freeing up our product specialists to focus on transacting new business. If we are unable to expand the base of prescribing physicians and penetration within these accounts at an acceptable rate, or if we are not able to execute our strategy for increasing reimbursement, we may not be able to effectively increase our revenue.

We increased the list price billed for the GEC from $4,875 to $6,400 per test in July 2015, while the list price billed for routine cytopathology remained at $490 per test. We obtained Medicare coverage for the GEC effective in January 2012 and contracted reimbursement at an agreed upon rate of $3,200. We have entered into contracts establishing in-network allowable rates for both our GEC and cytopathology tests with payers including United Healthcare, Aetna and Cigna, as well as several Blue Cross Blue Shield plans, among others. We have also received positive coverage determinations from numerous other commercial payers and, as of September 2016, the GEC is covered by payers representing 185 million lives. We now have 155 million lives under contract. Payers that have agreed to pay for Afirma under contract are also counted as covered lives. Contracted and reimbursement rates vary by payer.

On March 1, 2015, a separate CPT code, or Current Procedural Terminology code, for the Afirma GEC was issued. On September 30, 2016, the Centers for Medicare & Medicaid Services, or CMS, released the final 2017 gapfill rate for Afirma GEC of $2,864, a reduction from our current rate of $3,200. We have filed a reconsideration request with CMS because we believe the data that we provided to the MACs support a higher rate based on the gapfill criteria. Medicare represents approximately 20% of our GEC volume.

Our average reimbursement per GEC was approximately $2,200 for the quarter ended September 30, 2016 as compared with approximately $2,300 for the same period in 2015. The average GEC reimbursement rate will change over time due to a number of factors, including medical coverage decisions by payers, the effects of contracts signed with payers, changes in allowed amounts by payers, our ability to successfully win appeals for payment, and our ability to collect cash payments from third-party payers and individual patients. Historical average reimbursement is not necessarily indicative of future average reimbursement.

We calculate the average GEC reimbursement from all payers, whether they are on an accrual or a cash basis, for tests that are on average a year old, since it can take a significant period of time to collect from some payers. We use an average of reimbursement for tests provided over two quarters as it reduces the effects of temporary volatility and seasonal effects. Thus the average reimbursement per GEC represents the total cash collected to date against GEC tests performed during the relevant period divided by the number of GEC tests performed during that same period.

How We Recognize Revenue

We recognize revenue on an accrual basis when we are able to make a reasonable estimate of reimbursement at the time delivery is complete. In the first period in which revenue is accrued for a particular payer or test, there generally is a one-time increase in revenue. Until we have contracts with payers or can reasonably estimate the amount that will ultimately be received, we recognize the related revenue upon the earlier of notification of payment or when cash is received. Additionally, as we commercialize new products, we will need to be able to make a reasonable estimate of the amount that will ultimately be received from each payer for each new product offering prior to being able to recognize the related revenue on an accrual basis. Because the timing and amount of cash payments received from payers as well as one-time increases in revenue from newly accrued payers are difficult to predict, we expect that our revenue will fluctuate significantly in any given quarter. In addition, even if we begin to accrue larger amounts of revenue related to Afirma, when we introduce new products, we do not expect we will be able to recognize revenue from new products on an accrual basis for some period of time. This may result in continued fluctuations in our revenue.

As of September 30, 2016 and December 31, 2015, cumulative amounts billed since 2011 at list price for tests processed which were not recognized as revenue upon delivery of a patient report because our accrual revenue recognition criteria were not met and for which we had not received notification of payment, collected cash or written off as uncollectible, totaled approximately $163.1 million and $134.3 million, respectively. Of the $134.3 million, we recognized revenue of approximately $1.3 million and $6.7 million in the three and nine months ended September 30, 2016, respectively, when cash was received.

Generally, the majority of cash we receive is collected within 12 months of the date the test is billed. We cannot provide any assurance as to when, if ever, or to what extent any of these amounts will be collected. Notwithstanding our efforts to obtain payment for these tests, payers may deny our claims, in whole or in part, and we may never receive revenue from previously performed but unpaid tests. Revenue from these tests, if any, may not be equal to the billed amount due to a number of factors, including differences in reimbursement rates, the amounts of patient co-payments and co-insurance, the existence of secondary payers and claims denials. Finally, when we increase our list price, as we did in July 2015, it will increase the cumulative amounts billed.

We incur expense for tests in the period in which the test is conducted and recognize revenue for tests in the period in which our revenue recognition criteria are met. Accordingly, any revenue that we recognize as a result of cash collection in respect of previously performed but unpaid tests will favorably impact our liquidity and results of operations in the period of payment receipt.

Impact of Genzyme Co-promotion Agreement

We signed a Co-Promotion Agreement with Genzyme in January 2012 to market the Afirma solution in the United States. The agreement required that we pay a certain percentage of our cash receipts from the sale of the Afirma solution to Genzyme, which percentage decreased over time, from 50% in 2012 to 40% from January 2013 through February 2014, and 32% beginning in February 2014. We received a $10.0 million upfront co-promotion fee from Genzyme under the Co-Promotion Agreement, which we amortized over the estimated useful life based on the provisions of the agreement as a reduction to selling and marketing expenses.

In November 2014, we signed an Amended and Restated U.S. Co-Promotion Agreement, or Amended Agreement, with Genzyme which reduced the co-promotion fees Genzyme received as a percentage of U.S. cash receipts from the sale of the Afirma solution from 32% to 15% beginning January 1, 2015. On March 9, 2016, we gave Genzyme notice of termination of the Amended Agreement effective September 9, 2016 and the amortization of the upfront co-promotion fee was extended to that date. The final payments of $4.0 million under the Amended Agreement were made in September 2016.

In February 2015, we entered into an Ex-U.S. Co-Promotion Agreement, or Ex-U.S. Agreement, with Genzyme for the promotion of the Afirma GEC with exclusivity in five countries outside the United States initially and in other countries agreed to from time to time. The agreement commenced on January 1, 2015 and continues until December 31, 2019, with extension of the agreement possible upon agreement of the parties. Country-specific terms have been established under this agreement for Brazil and Singapore and a right of first negotiation has been established for Canada, the Netherlands and Italy. We pay Genzyme 25% of net revenue from the sale of the Afirma GEC in Brazil and Singapore over a five-year period. Beginning in the fourth year of the agreement, if we terminate the agreement for convenience, we may be required to pay a termination fee contingent on the number of GEC billable results generated during the 12 months immediately prior to the notice of termination.

We amortized $227,000 and $948,000 of the $10.0 million upfront co-promotion fee in the three and nine months ended September 30, 2016, respectively, compared to $474,000 and $1.4 million in the same periods in 2015. The upfront co-promotion fee was fully amortized as of September 30, 2016. Our co-promotion fees payable to Genzyme, excluding the amortization of the upfront co-promotion fee, were $1.8 million and $6.1 million in the three and nine months ended September 30, 2016, respectively, compared to $1.8 million and $5.2 million in the same periods in 2015, and are included in selling and marketing expenses in our condensed consolidated statements of operations and comprehensive loss.

Development of Additional Products

We currently rely on sales of Afirma to generate all of our revenue. In May 2014, we commercially launched our Afirma Malignancy Classifiers, which we believe enhances our Afirma Thyroid FNA Analysis as a comprehensive way to manage thyroid nodule patients and serve our current base of prescribing physicians. We are also pursuing development or acquisition of products for additional diseases to increase and diversify our revenue. In September 2014 we acquired Allegro and with it, the Percepta Bronchial Genomic Classifier, a molecular diagnostic lung cancer test designed to help physicians determine which patients with lung nodules who have had an inconclusive bronchoscopy result are at low risk for cancer and can thus be safely monitored with CT scans, rather than undergoing invasive procedures. We launched the Percepta test in April 2015. Additionally, we introduced in October 2016 a solution for interstitial lung disease, our Envisia Genomic Classifier, that will offer an alternative to surgery by developing a genomic signature to classify samples collected through less invasive bronchoscopy techniques. We expect to continue to invest heavily in research and development in order to expand the capabilities of our solutions and to develop additional products. Our success in developing or acquiring new products will be important in our efforts to grow our business by expanding the potential market for our products and diversifying our sources of revenue.

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

Financial Overview

Revenue

Through September 30, 2016, all of our revenue has been derived from the sale of Afirma. To date, Afirma has been delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of cash collection from the third-party payer and individual patients. Third-party payers in excess of 10% of revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Medicare	23%	28%	27%	27%
UnitedHealthcare	11%	11%	12%	13%
	34%	39%	39%	40%

For tests performed where we can reasonably estimate the amount we will ultimately receive at the time delivery is complete, such as in the case of Medicare and certain other payers, we recognize the related revenue upon delivery of a patient report to the prescribing physician based on the established billing rate less contractual and other adjustments to arrive at the amount that we expect to ultimately receive. We determine the amount we expect to ultimately receive based on a per payer, per contract or agreement basis. Upon ultimate collection, the amount received where reimbursement was estimated is compared to previous estimates and the amount accrued is adjusted accordingly. In other situations, where we cannot reasonably estimate the amount that will be ultimately received, we recognize revenue upon the earlier of receipt of third-party payer notification of payment or when cash is received. Incremental accrued revenue as a result of additional payers meeting our revenue recognition criteria was $3.5 million and $4.0 million for tests delivered in the three and nine months ended September 30, 2016, respectively, and $127,000 and $692,000 for tests delivered in the three and nine months ended September 30, 2015, respectively. The incremental accrued revenue decreased the loss from operations and net loss by $3.5 million and $4.0 million for the three and nine months ended September 30, 2016, respectively, and decreased the loss per common share by $0.13 and $0.14 for the three and nine months ended September 30, 2016, respectively. Our ability to increase our revenue will depend on our ability to penetrate the market, obtain positive coverage policies from additional third-party payers, obtain reimbursement and/or enter into contracts with additional third-party payers for our current and new tests, and increase reimbursement rates for tests performed. Finally, should we recognize revenue on an accrual basis and later determine the judgments underlying estimated reimbursement change, our financial results could be negatively impacted in future quarters.

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

Research and Development

Research and development expenses include costs incurred to develop our technology, collect clinical samples and conduct clinical studies to develop and support our products. These costs consist of personnel costs, including stock-based compensation expense, prototype materials, laboratory supplies, consulting costs, costs associated with setting up and conducting clinical studies at domestic and international sites, and allocated overhead including rent, information technology, equipment depreciation and utilities. We expense all research and development costs in the periods in which they are incurred. We expect to incur significant research and development expenses as we continue to invest in research and development activities related to developing additional products and evaluating various platforms. We have been incurring research and development expenses in 2016 for the development and launch of Envisia and for the continued development and support of the Afirma and Percepta tests. Specifically, we plan to: increase the body of clinical evidence to support Afirma; incur research and development expenses associated with clinical utility studies to support the commercialization of Percepta; and incur expenses associated with analytical verification and clinical utility studies for Envisia.

Selling and Marketing

Selling and marketing expenses consist of personnel costs, including stock-based compensation expense, direct marketing expenses, consulting costs, and allocated overhead including rent, information technology, equipment depreciation and utilities. In addition, co-promotion fees paid to Genzyme, net of amortization of the upfront fee received, are included in selling and marketing expenses. In November 2014, we amended the co-promotion agreement with Genzyme and our personnel and marketing costs increased as we took on more sales and marketing responsibilities related to Afirma, but these increases are offset by the lower rate we are required to pay Genzyme under the Amended Agreement beginning in January 2015. On March 9, 2016, we gave Genzyme notice of termination of the Amended Agreement effective September 9, 2016. Consequently, in 2016, we have further expanded our internal sales force and increased our marketing spending as we transitioned out of the relationship. We expect that these costs will be offset by the elimination of the co-promotion fee, beginning in mid-September 2016. We have incurred increased selling and marketing expense as a result of investments in our lung product portfolio. We believe total selling and marketing expenses will continue to increase as we launch and promote our new tests.

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

Revenue Recognition

We recognize revenue in accordance with the provisions of Accounting Standards Codification (“ASC”) 954-605, Health Care Entities — Revenue Recognition. Our revenue is generated from the provision of diagnostic services. The service is completed upon the delivery of test results to the prescribing physician, at which time we bill for the service. We recognize revenue related to billings for tests delivered on an accrual basis when amounts that will ultimately be realized can be reasonably estimated. The estimates of amounts that will ultimately be realized require significant judgment by management. Until a contract has been negotiated with a commercial payer or governmental program, our tests may or may not be covered by these entities’ existing reimbursement policies. In addition, patients do not enter into direct agreements with us that commit them to pay any portion of the cost of the tests in the event that their insurance declines to reimburse us.

We may bill the patient directly for these amounts in the form of co-payments and co-insurance in accordance with their insurance carrier and health plans. We pursue reimbursement from such patients on a case-by-case basis. In the absence of contracted reimbursement coverage or the ability to reasonably estimate the amount that will ultimately be realized for our services, revenue is recognized on a cash basis i.e. upon the earlier of receipt of third-party payer notification of payment or when cash is received.

We use judgment in determining if we are able to make a reasonable estimate of what will be ultimately realized. We also use judgment in estimating the amounts we expect to collect by payer. Our judgments will continue to evolve in the future as we continue to gain payment experience.

Finite-lived Intangible Assets

Finite-lived intangible assets relates to intangible assets reclassified from indefinite-lived intangible assets, following the launch of Percepta in April 2015. We amortize finite-lived intangible assets using the straight-line method, over their estimated useful life. The estimated useful life of 15 years was used for the intangible asset related to Percepta based on management’s estimate of product life, product life of other diagnostic tests and patent life. We test this finite-lived intangible asset for impairment when events or circumstances indicate a reduction in the fair value below its carrying amount. There was no impairment for the nine months ended September 30, 2016.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015 (In Thousands of Dollars, Except Percentages and GECs reported)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	%	2016	2015	Change	%
Revenue	$18,603	$12,335	$6,268	51%	$46,828	$35,461	$11,367	32%
Operating expense:
Cost of revenue	6,367	5,618	749	13%	18,947	15,322	3,625	24%
Research and development	4,006	3,563	443	12%	11,734	9,453	2,281	24%
Selling and marketing	7,087	6,048	1,039	17%	22,416	18,606	3,810	20%
General and administrative	5,763	5,728	35	1%	18,062	17,062	1,000	6%
Intangible asset amortization	266	266	—	—%	800	533	267	50%
Total operating expenses	23,489	21,223	2,266	11%	71,959	60,976	10,983	18%
Loss from operations	(4,886)	(8,888)	4,002	(45)%	(25,131)	(25,515)	384	(2)%
Interest expense	(799)	(92)	(707)	768%	(1,951)	(269)	(1,682)	625%
Other income (expense), net	48	35	13	37%	127	93	34	37%
Net loss and comprehensive loss	$(5,637)	$(8,945)	$3,308	(37)%	$(26,955)	$(25,691)	$(1,264)	5%
Other Operating Data:
GECs reported	5,740	5,034	706	14%	16,924	13,812	3,112	23%

We incurred a net loss of $5.6 million and $27.0 million for the three and nine months ended September 30, 2016 compared to a net loss of $8.9 million and $25.7 million in the same periods in 2015. As of September 30, 2016, we had an accumulated deficit of $175.7 million.

Revenue

Revenue increased $6.3 million, or 51%, for the three months ended September 30, 2016 compared to the same period in 2015. The increase was primarily due to additional payers meeting our revenue recognition criteria for accrual and increased adoption of Afirma and the resultant increase in tests delivered, especially the proportion of GEC tests reported. Revenue recognized when cash is received has decreased because payers who were previously recognized on a cash basis have met our revenue recognition criteria and are recognized on an accrual basis.

Revenue increased $11.4 million, or 32%, for the nine months ended September 30, 2016 compared to the same period in 2015. The increase was primarily due to additional payers meeting our revenue recognition criteria for accrual and increased adoption of Afirma and the resultant increase in tests delivered, especially the proportion of GEC tests reported. Revenue recognized when cash is received has decreased because payers who were previously recognized on a cash basis have met our revenue recognition criteria and are recognized on an accrual basis.

Revenue recognized on an accrual basis and cash basis for the three and nine months ended September 30, 2016 and 2015 was as follows (in thousands of dollars):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	%	2015	%	2016	%	2015	%
Revenue recognized on an accrual basis	$13,903	75%	$6,985	57%	$31,478	67%	$18,957	53%
Revenue recognized on a cash basis	4,700	25%	5,350	43%	15,350	33%	16,504	47%
Total	$18,603	100%	$12,335	100%	$46,828	100%	$35,461	100%

Prior to July 1, 2016, we believe we did not have a consistent payment history to accrue a significant portion of our Afirma tests at the time of delivery and recognized revenue on a cash basis for such tests. We have been analyzing the amounts received for tests performed since commercialization and during the quarter ended September 30, 2016, concluded there was sufficient information to support a reasonable estimate of the amount of revenue to accrue upon test delivery for a number of payers that had been previously recognized on a cash basis. We considered factors such as coverage from payers, whether there is a reimbursement contract between the payer and us, the percentage of tests delivered for which payment is received, timeliness of payment, payment as a percentage of agreed upon rate, amount paid per test and any current developments or changes that could impact reimbursement to make an estimate of the amount to accrue upon test delivery in accordance with ASC 954. As a result, we recognized $3.5 million of incremental revenue during the quarter ended September 30, 2016 upon test delivery that previously would not have been recognized until notification of payment or cash was received. Tests performed prior to July 1, 2016 that did not meet our accrual criteria at the time of delivery will continue to be recognized as revenue on a cash basis. However, we expect the amount of revenue to be recognized on a cash basis for Afirma to decline in future periods since going forward relatively fewer tests will be performed for which a reasonable estimate of revenue to accrue will not have been made at the time of delivery.

Cost of revenue

Comparison of the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	%	2016	2015	Change	%
Cost of revenue:
Reagents, chips, consumables and related	$2,459	$2,008	$451	22%	$7,063	$5,210	$1,853	36%
Cytopathology fees and related costs	1,489	1,395	94	7%	4,477	3,978	499	13%
Sample collection	824	834	(10)	(1)%	2,617	2,256	361	16%
Direct labor	792	685	107	16%	2,361	1,790	571	32%
Other	803	696	107	15%	2,429	2,088	341	16%
Total	$6,367	$5,618	$749	13%	$18,947	$15,322	$3,625	24%

Cost of revenue increased $749,000, or 13%, for the three months ended September 30, 2016 compared to the same period in 2015. Given our corporate focus on GEC growth and the adoption of the Afirma test, GEC tests increased by 14% and cytopathology tests increased by 5%. The increase in reagents, chips, consumables and related costs is associated primarily with increased GEC test volume and commission expense to a supplier corresponding to the $3.5 million of incremental revenue for the quarter ended September 30, 2016. The increase in cytopathology fees is related to the volume increase in FNA samples processed. The increase in direct labor is associated with an average lab headcount increase of 14%, the increase in sample volume, and the mix shift to relatively more GECs versus cytopathology tests as more labor hours are incurred on the GEC tests compared to the cytopathology tests and at a higher average employee cost. Other costs are primarily indirect costs, such as facilities allocation, depreciation and equipment maintenance, which increased as a result of increased allocable costs, mainly due to our move into a larger facility in the first quarter of 2016.

Cost of revenue increased $3.6 million, or 24%, for the nine months ended September 30, 2016 compared to the same period in 2015. Given our corporate focus on GEC growth and the adoption of the Afirma test, GEC tests increased by 23% and cytopathology tests increased by 10%. The increase in reagents, chips, consumables and related costs is associated primarily with increased GEC test volume and commission expense to a supplier corresponding to the $3.5 million of incremental revenue for the quarter ended September 30, 2016. The increase in cytopathology fees is related to the volume increase in FNA samples processed. The increase in sample collection costs is primarily related to increased volume of samples. The increase in direct labor is associated with an average lab headcount increase of 22%, the increase in sample volume, and the mix shift to relatively more GECs versus cytopathology tests as more labor hours are incurred on the GEC tests compared to the cytopathology tests and at a higher average employee cost. Other costs are primarily indirect costs, such as facilities allocation, depreciation and equipment maintenance, which increased as a result of increased allocable costs, mainly due to our move into a larger facility.

Research and development

Comparison of the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	%	2016	2015	Change	%
Research and development expense:
Personnel-related expense	$1,829	$1,553	$276	18%	$5,239	$4,470	$769	17%
Stock-based compensation expense	342	296	46	16%	982	890	92	10%
Direct R&D expense	1,074	999	75	8%	3,295	2,328	967	42%
Other expense	761	715	46	6%	2,218	1,765	453	26%
Total	$4,006	$3,563	$443	12%	$11,734	$9,453	$2,281	24%

Research and development expense increased $443,000, or 12%, for the three months ended September 30, 2016 compared to the same period in 2015. The increase in personnel-related expense was primarily due to an 8% increase in average headcount including an increase in senior level positions, and increased accrued bonuses as a result of increased bonus targets and performance. The increase in stock-based compensation expense reflects option grants to new and existing employees. The increase in direct R&D expense was primarily due to materials purchased for research and development experiments. Other expense increased primarily as a result of increased information technology and facilities expenses that were related to research and development activities.

Research and development expense increased $2.3 million, or 24%, for the nine months ended September 30, 2016 compared to the same period in 2015. The increase in personnel-related expense was primarily due to a 6% increase in average headcount including an increase in senior level positions, and increased accrued bonuses as a result of increased bonus targets and performance. The increase in stock-based compensation expense reflects option grants to new and existing employees. The increase in direct R&D expense was primarily due to materials purchased for research and development experiments. Other expense increased primarily as a result of increased information technology and facilities expenses that were related to research and development activities.

Selling and marketing

Comparison of the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	%	2016	2015	Change	%
Selling and marketing expense:
Genzyme co-promotion expense, net	$1,590	$1,330	$260	20%	$5,103	$3,752	$1,351	36%
Personnel-related expense	3,640	2,905	735	25%	11,606	8,822	2,784	32%
Stock-based compensation expense	396	353	43	12%	1,199	943	256	27%
Direct marketing expense	671	656	15	2%	2,205	2,238	(33)	(1)%
Other expense	790	804	(14)	(2)%	2,303	2,851	(548)	(19)%
Total	$7,087	$6,048	$1,039	17%	$22,416	$18,606	$3,810	20%

Selling and marketing expense increased $1.0 million, or 17%, for the three months ended September 30, 2016 compared to the same period in 2015. The increase in Genzyme co-promotion expense, net, reflects lower amortization expense from the extension of the amortization life of the $10.0 million upfront co-promotion fee to reflect the termination of the Amended Agreement effective September 9, 2016. The increase in personnel-related expense was primarily due to a 28% increase in average headcount of our sales and marketing team in preparation for the termination of the Amended Agreement, as well as increased commissions. The increase in stock-based compensation expense reflects option grants to new and existing employees.

Selling and marketing expense increased $3.8 million, or 20%, for the nine months ended September 30, 2016 compared to the same period in 2015. The increase in Genzyme co-promotion expense, net, reflects an increase in cash collections for Afirma and lower amortization expense from the extension of the amortization life of the $10.0 million upfront co-promotion fee. The increase in personnel-related expense was primarily due to a 31% increase in average headcount of our sales and marketing team in preparation for the termination of the Amended Agreement, as well as increased commissions. The increase in stock-based compensation expense reflects option grants to new and existing employees. The decrease in other expense was primarily due to a reduction of consulting expenses.

General and administrative

Comparison of the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	%	2016	2015	Change	%
General and administrative expense:
Personnel-related expense	$3,150	$2,596	$554	21%	$9,586	$7,811	$1,775	23%
Stock-based compensation expense	803	794	9	1%	2,470	2,289	181	8%
Professional fees expense	1,039	1,101	(62)	(6)%	3,371	3,832	(461)	(12)%
Rent and other facilities expense	537	898	(361)	(40)%	1,940	1,821	119	7%
Other expense	234	339	(105)	(31)%	695	1,309	(614)	(47)%
Total	$5,763	$5,728	$35	1%	$18,062	$17,062	$1,000	6%

General and administrative expense increased $35,000, or 1%, for the three months ended September 30, 2016 compared to the same period in 2015. The increase in personnel-related expense was primarily due to an 8% increase in average headcount for the three months ended September 30, 2016 as compared to the same period in 2015, and increased accrued bonuses as a result of increased bonus targets and performance. The decrease in professional fees expense was due to lower audit expenses. The decrease in rent and other facilities expense was largely due to incurring facilities expenses for the three months ended September 30, 2015 for our new South San Francisco facility, as well as our previous space, for which the lease ended in March 2016. The decrease in other expense was primarily due to consulting expenses of approximately $200,000 for the three months ended September 30, 2015 largely related to accounting services that did not recur as we hired full-time staff, partially offset by higher general administrative expenses.

General and administrative expense increased $1.0 million, or 6%, for the nine months ended September 30, 2016 compared to the same period in 2015. The increase in personnel-related expense was primarily due to a 9% increase in average headcount for the nine months ended September 30, 2016 as compared to the same period in 2015, increased accrued bonuses as a result of increased bonus targets and performance, and higher employee separation costs. The increase in stock-based compensation expense was primarily due to option grants to new and existing employees. The decrease in professional fees was primarily due to lower audit and legal expenses. The increase in rent and other facilities expense was largely due to the higher rent expenses for our new South San Francisco facility compared to our previous space. The decrease in other expense was primarily due to consulting expense of approximately $1.1 million for the nine months ended September 30, 2015 largely related to accounting services that did not recur as we hired full-time staff, partially offset by higher general administrative expenses.

Interest expense

Interest expense increased $707,000 for the three months ended September 30, 2016 compared to the same period in 2015 due to interest on the initial term loan of $25.0 million under a credit agreement entered into in March 2016.

Interest expense increased $1.7 million for the nine months ended September 30, 2016 compared to the same period in 2015 due to interest on the initial term loan of $25.0 million under a credit agreement entered into in March 2016 and due to the paying off of the loan and security agreement in March 2016, which included expenses for an end-of-term payment, a prepayment penalty and the write-off of debt issuance costs and debt discount.

Other income (expense), net

Other income, net, increased $13,000 for the three months ended September 30, 2016 compared to the same period in 2015 primarily due to higher interest income from our money market investments.

Other income, net, increased $34,000 for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to higher interest income from our money market investments.

Liquidity and Capital Resources

We have incurred net losses since our inception. For the nine months ended September 30, 2016, we had a net loss of $27.0 million, and we expect to incur additional losses in the remainder of 2016 and in future years. As of September 30, 2016, we had an accumulated deficit of $175.7 million. We may never achieve revenue sufficient to offset our expenses.

We believe our existing cash and cash equivalents of $31.7 million as of September 30, 2016, our available term loan and our revenue during the next 12 months will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

From inception through September 30, 2016, we have received $217.8 million in net proceeds from various sources to finance our operations, including net proceeds of $78.6 million from sales of our preferred stock, net proceeds of $59.2 million from our IPO, net proceeds of $37.3 million from our sale of common stock in a private placement, $10.0 million from the Genzyme co-promotion agreement, net borrowings of $4.9 million under our loan and security agreement which was paid off in March 2016, net borrowings of $24.5 million under our credit agreement, the exercise of stock options and employee stock purchases of $2.9 million and conversion of accrued interest to long-term debt of $0.4 million.

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

The Term Loans bear interest at a fixed rate of 12.0% per annum, payable quarterly at the end of each March, June,
September and December. No principal payments will be due during an interest-only period, commencing on the funding date for the Initial Term Loan, or Initial Borrowing Date, and continuing through and including March 31, 2020. We are obligated to repay the outstanding principal amounts under the Term Loans in eight equal installments during the final two years under the Credit Agreement. For any quarterly interest payment through and including the 16th interest payment date after the Initial Borrowing Date, so long as no event of default has occurred and is then continuing, we may elect to pay interest in cash on the outstanding principal amounts of the Term Loans at a fixed rate of 9.0%, with the remaining 3.0% of the 12.0% interest paid-in-kind by adding such paid-in-kind interest to the outstanding principal amounts of the Term Loans. We elected to pay interest in-kind for the quarter ended September 30, 2016 and have recorded $385,000 of paid-in-kind interest through September 30, 2016.

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

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our assets. The Credit Agreement contains customary representations, warranties and events of default, as well as affirmative and negative covenants. The negative covenants include, among other provisions, covenants that limit or restrict our ability to incur liens, make investments, incur indebtedness, merge with or acquire other entities, dispose of assets, make dividends or other distributions to holders of its equity interests, engage in any material new line of business or enter into certain transactions with affiliates, in each case subject to certain exceptions. The Credit Agreement also includes financial covenants requiring minimum cash and cash equivalents balances and minimum revenues. To the extent we form or acquire certain subsidiaries domiciled in the United States, those subsidiaries are required to be guarantors of our obligations under the Credit Agreement.  As of September 30, 2016, we were in compliance with the loan covenants.

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

We expect that our near- and longer-term liquidity requirements will continue to consist of selling and marketing expenses, research and development expenses, working capital and general corporate expenses associated with the growth of our business. However, we may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to generate revenue to finance our cash requirements, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. If we raise funds by issuing equity securities, dilution to stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely affect our ability to conduct our business. Our current credit agreement imposes restrictions on our operations, increases our fixed payment obligations and has restrictive covenants. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third-party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives, or forgo potential acquisitions or investments. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to us.

The following table summarizes our cash flows for the nine months ended September 30, 2016 and 2015 (in thousands of dollars):

	Nine Months Ended September 30,
	2016	2015
Cash used in operating activities	$(23,750)	$(24,135)
Cash used in investing activities	(3,762)	(2,508)
Cash provided by financing activities	20,127	37,745

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2016 was $23.8 million. The net loss of $27.0 million includes non-cash charges of $0.9 million in amortization of the deferred fee received from Genzyme, offset primarily by $4.7 million of stock-based compensation expense, $2.6 million of depreciation and amortization, which includes $0.8 million of intangible asset amortization, $0.3 million in interest and prepayment penalty relating to the repayment of our borrowings under our 2013 Loan Agreement and $0.4 million from conversion of accrued interest to long-term debt. Cash used as a result of changes in operating assets and liabilities of $4.0 million is primarily due to an increase in accounts receivable of $2.9 million and a decrease in accrued liabilities and deferred rent of $1.1 million.

Cash used in operating activities for the nine months ended September 30, 2015 was $24.1 million. The net loss of $25.7 million primarily includes non-cash charges of $4.2 million of stock-based compensation expense and $1.6 million of depreciation and amortization, offset by $1.4 million in amortization of the deferred upfront fee received from Genzyme. Cash used as a result of changes in operating assets and liabilities of $3.0 million was primarily due to an increase in prepaid and other current assets of $1.9 million, a decrease in accounts payable of $1.8 million, an increase in accounts receivable of $0.6 million and an increase in supplies inventory of $0.3 million, offset by an increase in accrued liabilities and deferred rent of $1.6 million.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2016 was $3.8 million for the acquisition of property and equipment, primarily for the build out of office space and laboratory for our new South San Francisco facility.

Cash used in investing activities for the nine months ended September 30, 2015 was $2.5 million, of which $2.0 million was used for the acquisition of property and equipment. Additionally, we restricted additional cash of $0.5 million, consisting of $0.6 million in conjunction with collateral for an irrevocable standby letter of credit as security for our new headquarters, offset by approximately $0.1 million of cash used to pay down liabilities associated with the acquisition of Allegro.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2016 was $20.1 million. The financing activities for the nine months ended September 30, 2016 consisted of $24.5 million of net proceeds from the draw-down of the Initial Term Loan of the Credit Agreement and $1.0 million from the exercise of options to purchase our common stock, partially offset by the payment of $5.0 million for the remaining principal balance and a $0.3 million of end-of-term payment and prepayment penalty related to our previous loan and security agreement that we repaid on March 30, 2016.

Cash provided by financing activities for the nine months ended September 30, 2015 of $37.7 million consisted of $37.3 million of net proceeds from our sale of common stock in a private placement and $0.7 million of cash received from the exercise of options to purchase our common stock, offset by $0.2 million in deferred stock offering costs.

Contractual Obligations

The following table summarizes certain contractual obligations as of September 30, 2016 (in thousands of dollars):

	Payments Due by Period
	Remainder of 2016	Fiscal Year 2017 to 2018	Fiscal Year 2019 to 2021	Fiscal 2022 and Beyond	Total
Operating lease obligations	$523	$4,245	$6,252	$9,812	$20,832
Long-term debt obligations	—	—	22,212	3,173	25,385
Supplies purchase commitments	1,315	173	—	—	1,488
Total	$1,838	$4,418	$28,464	$12,985	$47,705

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU requires that deferred tax assets and liabilities be classified as noncurrent in the statement of financial position, thereby simplifying the guidance that required an entity to separate deferred assets and liabilities into current and noncurrent amounts, and was effective for us beginning in the first quarter of 2016. We early-adopted this ASU as of December 31, 2015 and the impact of adoption on our statement of financial position was not material.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $31.7 million as of September 30, 2016 which include bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited interim condensed financial statements.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended

September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

We are an emerging growth company with a history of losses, and we expect to incur net losses for the foreseeable future and may never achieve or sustain profitability.

We have incurred net losses since our inception. For the nine months ended September 30, 2016, we had a net loss of $27.0 million and we expect to incur additional losses for the remainder of 2016 and in future years. As of September 30, 2016, we had an accumulated deficit of $175.7 million. We may never achieve revenue sufficient to offset our expenses. Over the next couple of years, we expect to continue to devote substantially all of our resources to increase adoption of, and reimbursement for, Afirma, our lung cancer test, Percepta, which we launched in April 2015, Envisia, our test for idiopathic pulmonary fibrosis, or IPF which we launched in October 2016, and the development of additional tests. We may never achieve or sustain profitability, and our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

Our financial results depend solely on sales of Afirma, and we will need to generate sufficient revenue from this and other diagnostic solutions to grow our business.

All of our revenues have been derived from the sale of Afirma, which we commercially launched in January 2011. For the foreseeable future, we expect to derive substantially all of our revenue from sales of Afirma. We launched our first product in pulmonology for lung cancer, Percepta, in April 2015, and our commercialization efforts may not be successful. We also launched Envisia for improved diagnosis of IPF in October 2016, and our commercialization efforts for Envisia may not be successful. In addition, we are in various stages of research and development for other diagnostic solutions that we may offer, but there can be no assurance that we will be able to identify other diseases that can be effectively addressed with our molecular cytology platform or, if we are able to identify such diseases, whether or when we will be able to successfully commercialize solutions for these diseases. If we are unable to increase sales and expand reimbursement for Afirma, or successfully commercialize and obtain coverage and reimbursement for Percepta and Envisia and develop and commercialize other solutions, our revenue and our ability to achieve and sustain profitability would be impaired, and the market price of our common stock could decline.

We depend on a few payers for a significant portion of our revenue and if one or more significant payers stops providing reimbursement or decreases the amount of reimbursement for our tests, our revenue could decline.

Revenue for tests performed on patients covered by Medicare and UnitedHealthcare was 27% and 12%, respectively, of our revenue for the nine months ended September 30, 2016, compared with 27% and 13%, respectively, in the nine months ended September 30, 2015. The percentage of our revenue derived from significant payers is expected to fluctuate from period to period as our revenue increases, as additional payers provide reimbursement for our tests or if one or more payers were to stop reimbursing for our tests or change their reimbursed amounts. Effective January 2012, Palmetto GBA, the regional Medicare administrative contractor, or MAC, that handled claims processing for Medicare services with jurisdiction at that time, issued coverage and payment determinations for the Afirma Gene Expression Classifier, or GEC. On a five-year rotational basis, Medicare requests bids for its regional MAC services. Any future changes in the MAC processing or coding for Medicare claims for the Afirma GEC could result in a change in the coverage or reimbursement rates for such products, or the loss of coverage. On March 1, 2015, a separate CPT code, or Current Procedural Terminology code, for the Afirma GEC was issued. On September 30, 2016, CMS released the final 2017 gapfill rate for the Afirma GEC of $2,864, a reduction from our current rate of $3,200. We have filed a reconsideration request with CMS because we believe the data that we provided to the MACs support a higher rate based on the gapfill criteria, but there can be no assurance that our request for reconsideration will be successful.  We do not yet know whether the gapfill process for GEC will impact the 2017 Medicare payment rate. A decrease in the current Medicare payment rate for our tests will decrease our revenue from Medicare and may also decrease the payment rates for some of our commercial payers if they tie their allowable rates to Medicare, which may have an adverse effect on our business, financial condition and results of operations.

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

We do not have a contracted rate of reimbursement with many payers for Afirma, and we do not have any contracted reimbursement with respect to Percepta or Envisia. Without a contracted rate for reimbursement, our claims are often denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. In cases where there is not a contracted rate for reimbursement, there is typically a greater patient co-insurance or co-payment requirement which may result in further delay or decreased likelihood of collection. Payers may attempt to recoup prior payments after review, sometimes after significant time has passed, which would impact future revenue.

We expect to continue to focus substantial resources on increasing adoption, coverage and reimbursement for the Afirma GEC, Afirma Malignancy Classifiers, launched in May 2014, Percepta, launched in April 2015, and Envisia, launched in October 2016, as well as any other future tests we may develop. We believe it will take several years to achieve coverage and contracted reimbursement with a majority of third-party payers. However, we cannot predict whether, under what circumstances, or at what payment levels payers will reimburse for our tests. Also, payer consolidation is underway and creates uncertainty as to whether coverage and contracts with existing payers will remain in effect. Finally, commercial payers may tie their allowable rates to Medicare rates, and should Medicare reduce their rates as they did with Afirma in September 2016, we may be negatively impacted. Our failure to establish broad adoption of and reimbursement for our tests, or our inability to maintain existing reimbursement from payers, will negatively impact our ability to generate revenue and achieve profitability, as well as our future prospects and our business.

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

Several existing guidelines and historical practices in the United States regarding indeterminate thyroid nodule fine needle aspiration, or FNA, results recommend a full or partial surgical thyroidectomy in most cases. Accordingly, physicians may be reluctant to order a diagnostic solution that may suggest surgery is unnecessary where some current guidelines and historical practice have typically led to such procedures. Moreover, our diagnostic services often are performed at a specialized clinical reference laboratory rather than by a pathologist in a local laboratory, so pathologists may be reluctant to support our services. In addition, guidelines for the diagnosis and treatment of thyroid nodules may subsequently be revised to recommend another type of treatment protocol, and these changes may result in medical practitioners deciding not to use Afirma. These facts may make physicians reluctant to convert to using or continuing to use Afirma, which could limit our ability to generate revenue and our ability to achieve profitability. To the extent international markets have existing practices and standards of care which are different than those in the United States, we may face challenges with the adoption of Afirma outside the United States. We will face similar challenges with our other tests.

Due to how we recognize revenue, our quarterly operating results are likely to fluctuate.

For tests performed where we have an agreed upon reimbursement rate or we are able to reasonably estimate the amount that will ultimately be realized at the time delivery of a patient report is complete, such as in the case of Medicare and certain other payers, we recognize the related revenue upon delivery of a patient report to the prescribing physician based on the established billing rate less contractual and other adjustments to arrive at the amount that we expect to realize. We determine the amount we expect to realize based on a per payer, per contract or agreement basis. In the first period in which revenue is accrued for a particular payer, there generally is a one-time increase in revenue. Upon ultimate collection, the amount received from Medicare and other payers where reimbursement was estimated is compared to previous estimates and the amount accrued is adjusted accordingly. In situations where we cannot reasonably estimate the amount that will ultimately be collected, we recognize revenue upon the earlier of receipt of third-party notification of payment or when cash is received. We have little visibility as to when we will receive payment for our diagnostic tests, and we must appeal negative payment decisions, which delays collections. We may receive a large number of past payments from a payer all at once, which might cause a one-time increase in revenue. These factors have and will likely continue to result in fluctuations in our quarterly revenue. Should we recognize revenue from payers on an accrual basis and later determine the judgments underlying estimated reimbursement change, or were incorrect at the time we accrued such revenue, our financial results could be negatively impacted in future quarters. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. In addition, these fluctuations in revenue may make it difficult for us, research analysts and investors to accurately forecast our revenue and operating results. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.

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

As demand for our tests grows, we will need to continue to scale our testing capacity and processing technology, expand customer service, billing and systems processes and enhance our internal quality assurance program. We will also need additional certified laboratory scientists and other scientific and technical personnel to process higher volumes of our tests. We cannot assure you that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available. Failure to implement necessary procedures, transition to new processes or hire the necessary personnel could result in higher costs of processing tests, quality control issues or inability to meet demand. There can be no assurance that we will be able to perform our testing on a timely basis at a level consistent with demand, or that our efforts to scale our operations will not negatively affect the quality of test results. If we encounter difficulty meeting market demand or quality standards, our reputation could be harmed and our future prospects and our business could suffer.

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

In addition to the ACA, the effect of which on our business cannot presently be fully quantified, various healthcare reform proposals have also emerged from federal and state governments. For example, in February 2012, Congress passed the Middle Class Tax Relief and Job Creation Act of 2012, which in part resets the clinical laboratory payment rates on the Medicare Clinical Laboratory Fee Schedule, or CLFS, by 2% in 2013. In addition, under the Budget Control Act of 2011, which is effective for dates of service on or after April 1, 2013, Medicare payments, including payments to clinical laboratories, are subject to a reduction of 2% due to the automatic expense reductions (sequester) until fiscal year 2024. Reductions resulting from the Congressional sequester are applied to total claims payment made; however, they do not currently result in a rebasing of the negotiated or established Medicare or Medicaid reimbursement rates.

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

CMS announced plans to bundle payments for clinical laboratory diagnostic tests together with other services performed during hospital outpatient visits under the Hospital Outpatient Prospective Payment System. For calendar year 2016, CMS maintained an exemption for molecular pathology tests from this bundling provision. It is possible that this exemption could be removed by CMS in future rule making, which might result in lower reimbursement for tests performed in this setting.

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

Clinical laboratory tests have long been subject to comprehensive regulations under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, as well as by applicable state laws. Most laboratory developed tests, or LDTs, are not currently subject to regulation by the U.S. Food and Drug Administration, or FDA, although reagents, instruments, software or components provided by third parties and used to perform LDTs may be subject to regulation. While the FDA maintains its authority to regulate LDTs, it has chosen to exercise its enforcement discretion not to regulate LDTs as medical devices. We believe the Afirma GEC and the Percepta and Envisia classifiers are LDTs. In October 2014, the FDA issued draft guidance, entitled "Framework for Regulatory Oversight of LDTs," proposing the phased-in enforcement of premarket review requirements for most LDTs. The framework is similar to previously issued guidance. There is no timeframe in which the FDA must issue final guidance documents. If the guidance were enacted, our tests could be required to comply with FDA regulations applicable to medical devices.

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

With the Percepta and Envisia tests, we believe our primary competition will similarly come from traditional methods used by physicians to diagnose the related diseases. For Percepta, we expect competition from companies focused on lung cancer such as Integrated Diagnostics, Inc. We also anticipate facing potential competition from companies offering or developing approaches for assessing malignancy risk in patients with lung nodules using alternative samples, such as blood, urine or sputum. However, such “liquid biopsies” are often used earlier in the diagnostic paradigm — for instance, to screen for cancer — or to gauge risk of recurrence or response to treatment.

In general, we also face competition from commercial laboratories, such as Laboratory Corporation of America Holdings, Quest Diagnostics Incorporated and Sonic Healthcare USA, with strong infrastructure to support the commercialization of diagnostic services. We face potential competition from companies such as Illumina, Inc. and Thermo Fisher Scientific Inc., both of which have entered the clinical diagnostics market. Other potential competitors include companies that develop diagnostic products, such as Roche Diagnostics, a division of Roche Holding Ltd, Siemens AG and Qiagen N.V.

In addition, competitors may develop their own versions of our solutions in countries where we do not have patents or where our intellectual property rights are not recognized and compete with us in those countries, including encouraging the use of their solutions by physicians in other countries.

To compete successfully, we must be able to demonstrate, among other things, that our diagnostic test results are accurate and cost effective, and we must secure a meaningful level of reimbursement for our products.

Many of our potential competitors have widespread brand recognition and substantially greater financial, technical and research and development resources, and selling and marketing capabilities than we do. Others may develop products with prices lower than ours that could be viewed by physicians and payers as functionally equivalent to our solutions, or offer solutions at prices designed to promote market penetration, which could force us to lower the list price of our solutions and affect our ability to achieve profitability. If we are unable to change clinical practice in a meaningful way or compete successfully against current and future competitors, we may be unable to increase market acceptance and sales of our products, which could prevent us from increasing our revenue or achieving profitability and could cause the market price of our common stock to decline. As we add new tests and services, we will face many of these same competitive risks for these new tests.

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

In addition, our research and development programs and commercial laboratory operations depend on our ability to attract and retain highly skilled scientists. We may not be able to attract or retain qualified scientists and technicians in the future due to the intense competition for qualified personnel among life science businesses, particularly in the San Francisco Bay Area. Our success in the development and commercialization of advanced diagnostics requires a significant medical and clinical staff to conduct studies and educate physicians and payers on the merits of our tests in order to achieve adoption and reimbursement. We are in a highly competitive industry to attract and retain this talent. As a public company located in the San Francisco Bay Area, we also face intense competition for highly skilled finance and accounting personnel. If we are unable to attract and retain finance and accounting personnel experienced in public company financial reporting, we risk being unable to close our books and file our public documents on a timely basis. Additionally, our success depends on our ability to attract and retain qualified sales people. We recently significantly expanded our sales force as we transition out of our Genzyme Corporation co-promotion agreement in the United States. There can be no assurance that we will be successful in maintaining and growing our business. As we plan to further increase our sales channels for new tests we commercialize, including Percepta, we may have difficulties locating and recruiting additional sales personnel or retaining qualified salespeople, which could cause a delay or decline in the rate of adoption of our tests. Finally, our business requires specialized capabilities in reimbursement, billing, and other areas and there may be a shortage of qualified individuals. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to support our research and development, clinical laboratory, sales and reimbursement, billing and finance efforts. All of our employees are at will, which means that either we or the employee may terminate their employment at any time. We do not carry key man insurance for any of our employees.

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

We sell Afirma in the United States through our internal sales team and, until recently, also through a co-promotion agreement with Genzyme Corporation, or the Amended Agreement.  On March 9, 2016, we gave Genzyme notice of termination of the Amended Agreement effective September 9, 2016. In connection with the transition, we have hired additional sales personnel to sell our Afirma test, and we plan in the remainder of 2016 to hire additional sales personnel. If we are unsuccessful in transitioning the sales and marketing of Afirma from Genzyme solely to our internal sales and marketing personnel, we may experience declining test volumes and associated declines in revenue. We may not be able to market or sell Afirma effectively enough to maintain or increase demand for the test, or without significant additional sales and marketing efforts and expense. Our failure to do so successfully without the benefit of Genzyme’s efforts could have an adverse effect on our business, financial condition and results of operations.

Developing new products involves a lengthy and complex process, and we may not be able to commercialize on a timely basis, or at all, other products we are developing.

We continually seek to develop enhancements to our current test offerings and additional diagnostic solutions that requires us to devote considerable resources to research and development. There can be no assurance that we will be able to identify other diseases that can be effectively addressed with our molecular cytology platform. In addition, if we identify such diseases, we may not be able to develop products with the diagnostic accuracy necessary to be clinically useful and commercially successful. We may face challenges obtaining sufficient numbers of samples to validate a genomic signature for a molecular diagnostic product. We launched the Percepta test in April 2015 and the Envisia test in October 2016. We still must complete studies that meet the clinical evidence required to obtain reimbursement, which studies are currently underway.

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

To finance any acquisitions or investments, we may choose to issue shares of our stock as consideration, which would dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may not be able to acquire other companies for stock. Alternatively, it may be necessary for us to raise additional funds for these activities through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all. If these funds are raised through the sale of equity or convertible debt securities, dilution to our stockholders could result. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. Our current credit agreement contains covenants that could limit our ability to acquire companies or technologies, sell debt securities or obtain additional debt financing arrangements.

If we fail to comply with federal and state licensing requirements, we could lose the ability to perform our tests or experience disruptions to our business.

We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations mandate specific quality standards, personnel qualifications and responsibilities, facility administration, general laboratory systems, quality assessment, quality control, pre-analytic, analytic, and post-analytic systems and proficiency testing. CLIA certification is also required for us to be eligible to bill state and federal healthcare programs, as well as many private third-party payers. To renew these certifications, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratories. With our recent relocation of our South San Francisco CLIA laboratory to our new building, we may be subject to additional inspections or audits by federal or state regulatory agencies to maintain our CLIA certificate. If we were to relocate our Texas facility, we might be subject to the same inspections or audits at our new facility.

We are also required to maintain state licenses to conduct testing in our laboratories. California, New York, Texas, among other states’ laws, require that we maintain a license and comply with state regulation as a clinical laboratory. Other states may have similar requirements or may adopt similar requirements in the future. In addition, both of our clinical laboratories are required to be licensed on a test-specific basis by New York State. We have received approval for the Afirma and Percepta tests. We will be required to obtain approval for other tests we may offer in the future. New York law also mandates proficiency testing for laboratories licensed under New York state law, regardless of whether such laboratories are located in New York. If we were to lose our CLIA certificate or California license for our South San Francisco laboratory, whether as a result of revocation, suspension or limitation, we would no longer be able to perform the GEC, which would eliminate our primary source of revenue and harm our business. If we were to lose our CLIA certificate for our Austin laboratory, we would need to move the receipt and storage of FNAs, as well as the slide preparation for cytopathology, to South San Francisco, which could result in a delay in processing tests during that transition and increased costs. If we were to lose our licenses issued by New York or by other states where we are required to hold licenses, we would not be able to test specimens from those states. New tests we may develop may be subject to new approvals by regulatory bodies such as New York State, and we may not be able to offer our new tests until such approvals are received.

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

•	failure by us to obtain regulatory approvals where required for the use of our solutions in various countries;

•	complexities associated with managing multiple payer reimbursement regimes, government payers or patient self-pay systems;

•	logistics and regulations associated with shipping tissue samples, including infrastructure conditions and transportation delays;

•	challenges associated with establishing laboratory partners, including proper sample collection techniques, inventory management, sample logistics, billing and promotional activities;

•	limits on our ability to penetrate international markets if we are not able to process tests locally;

•	financial risks, such as longer payment cycles, difficulty in collecting from payers, the effect of local and regional financial crises, and exposure to foreign currency exchange rate fluctuations;

•	natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and

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

The marketing, sale and use of our current or future tests could lead to product liability claims if someone were to allege that the tests failed to perform as they were designed. We may also be subject to liability for errors in the results we provide to physicians or for a misunderstanding of, or inappropriate reliance upon, the information we provide. Our Afirma GEC is performed on FNA samples that are diagnosed as indeterminate by standard cytopathology review. We report results as benign or suspicious to the prescribing physician. Under certain circumstances, we might report a result as benign that later proves to have been malignant. This could be the result of the physician having poor nodule sampling in collecting the FNA, performing the FNA on a different nodule than the one that is malignant or failure of the GEC to perform as intended. We may also be subject to similar types of claims related to our Afirma Malignancy Classifiers and our Percepta and Envisia tests, as well as tests we may develop in the future. A product liability or errors and omissions liability claim could result in substantial damages and be costly and time consuming for us to defend. Although we maintain product liability and errors and omissions insurance, we cannot assure you that our insurance would fully protect us from the financial impact of defending against these types of claims or any judgments, fines or settlement costs arising out of any such claims. Any product liability or errors and omissions liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could cause injury to our reputation or cause us to suspend sales of our products and solutions. The occurrence of any of these events could have an adverse effect on our business and results of operations.

If our laboratory in South San Francisco becomes inoperable due to an earthquake or either of our laboratories becomes inoperable for any other reason, we will be unable to perform our testing services and our business will be harmed.

We perform all of the Afirma GEC, Percepta and Envisia testing at our laboratory in South San Francisco, California. Our laboratory in Austin, Texas accepts and stores substantially all FNA samples pending transfer to our California laboratory for Afirma GEC processing. The laboratories and equipment we use to perform our tests would be costly to replace and could require substantial lead time to replace and qualify for use if they became inoperable. Either of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding and power outages, which may render it difficult or impossible for us to perform our testing services for some period of time or to receive and store samples. The inability to perform our tests for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

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

In addition, the interpretation and application of consumer, health-related and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, in October 2015, the European Court of Justice invalidated a safe-harbor agreement between the United States and European Union member-states, which addressed how U.S. companies handle personal information of European customers. On May 4, 2016, the European Commission published a new Regulation and a new Directive regarding personal data privacy. The Regulation went into force on May 24, 2016 and shall apply beginning May 25, 2018. The Directive went into force on May 5, 2016 and EU member states must transpose it into their national law by May 6, 2018. As a result, we may need to modify the way we treat such information. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business.

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

We apply for and in-license patents covering our products and technologies and uses thereof, as we deem appropriate, however we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. We have twelve issued patents that expire between 2029 and 2032 related to methods used in the Afirma diagnostic platform, in addition to fourteen pending U.S. utility patent applications and two pending Patent Cooperation Treaty, or PCT, patent applications. Some of these U.S. utility patent applications have pending foreign counterparts. We also exclusively licensed intellectual property, including rights to two issued patents that will expire between 2030 and 2032, and three pending U.S. utility patent applications in the thyroid space that would expire between 2030 and 2033 once issued, related to methods that are used in the Afirma diagnostic test, some of which have foreign counterparts. In the lung diagnostic space, we exclusively license intellectual property rights to seven pending patent applications and one issued patent in the United States and abroad. Patents issuing from the licensed portfolio will expire between 2024 and 2028. In addition, we own a PCT application and a pending U.S. application related to our Percepta test. We also own two applications related to other lung diseases, and a PCT application, a pending U.S. application, two ex-U.S. applications, and one provisional U.S. application related to Envisia. Any patents granted from our current lung cancer patent applications will expire no earlier than 2035 and those from our interstitial lung disease patent applications will expire no earlier than from 2034 to 2037. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. We may not be successful in defending any challenges made against our patents or patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents and increased competition to our business. The outcome of patent litigation can be uncertain and any attempt by us to enforce our patent rights against others may not be successful, or, if successful, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business.

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

Our ability to use our net operating loss carryforwards may be limited and may result in increased future tax liability to us.

We have incurred net losses since our inception and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire.

We may be unable to use these losses to offset income before those unused losses expire. Generally, a change of more than 50% in the ownership of a corporation’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. In the event we have undergone an ownership change under Section 382 of the Internal Revenue Code, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to us.

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

As of October 28, 2016, directors and executive officers and their affiliates beneficially owned, in the aggregate, 41% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third-party from acquiring control over us.

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

Date: November 3, 2016

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