Form 10-K
period 2016-12-31
VERACYTE, INC.
filed 2017-03-01
CIK 1384101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2016, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $87.5 million, based on the closing price of the common stock as reported on The NASDAQ Global Market for that date.

The number of shares of the registrant's Common Stock outstanding as of February 24, 2017 was 33,848,284

DOCUMENTS INCORPORATED BY REFERENCE

Item 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2017 Annual Meeting of Stockholders to be held on June 6, 2017.

PART I

ITEM 1.    BUSINESS

BUSINESS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "expects," "anticipates," "intends," "estimates," "plans," "believes," "continuing," "ongoing," and similar expressions are intended to identify forward-looking statements. These are statements that relate to future events and include, but are not limited to, the factors that may impact our financial results; our expectations regarding revenue; our expectations with respect to our future research and development, general and administrative and selling and marketing expenses and our anticipated uses of our funds; our expectations regarding capital expenditures; our anticipated cash needs and our estimates regarding our capital requirements; our need for additional financing; potential future sources of cash; our business strategy and our ability to execute our strategy; our ability to achieve and maintain reimbursement from third-party payers at acceptable levels and our expectations regarding the timing of reimbursement; the estimated size of the global markets for our tests; the attributes and potential benefits of our tests and any future tests we may develop to patients, physicians and payers; the factors we believe drive demand for and reimbursement of our tests; our ability to sustain or increase demand for our tests; our intent to expand into other clinical areas; our ability to develop new tests, and the timeframes for development or commercialization; our ability to get our data and clinical studies accepted in peer-reviewed publications; our dependence on and the terms of our agreement with TCP, and on other strategic relationships, and the success of those relationships; our beliefs regarding our laboratory capacity; the applicability of clinical results to actual outcomes; our expectations regarding our international expansion; the occurrence, timing, outcome or success of clinical trials or studies; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive position; our compliance with federal, state and international regulations; the potential impact of regulation of our tests by the FDA or other regulatory bodies; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business; ; the impact of seasonal fluctuations and economic conditions on our business; our belief that we have taken reasonable steps to protect our intellectual property; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; and anticipated trends and challenges in our business and the markets in which we operate.

Forward-looking statements are based on our current plans and expectations and involve risks and uncertainties which could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, those risks discussed in Part I, Item 1A of this report, as well as risks and uncertainties related to: our limited operating history and history of losses since inception; our ability to increase usage of and reimbursement for our tests; our dependence on a limited number of payers for a significant portion of our revenue; the complexity, time and expense associated with billing and collecting for our test; current and future laws, regulations and judicial decisions applicable to our business, including potential regulation by the FDA or by regulatory bodies outside of the United States; changes in legislation related to the U.S. healthcare system; our dependence on strategic relationships and collaborations; unanticipated delays in research and development efforts; our ability to develop and commercialize new products and the timing of commercialization; our ability to successfully enter new product or geographic markets; our ability to conduct clinical studies and the outcomes of such clinical studies; the applicability of clinical results to actual outcomes; trends and challenges in our business; our ability to compete against other companies, products and technologies; our ability to protect our intellectual property; and our ability to obtain capital when needed. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

When used in this report, all references to "Veracyte," the "company," "we," "our" and "us" refer to Veracyte, Inc.

Veracyte, Afirma, Percepta, Envisia, the Veracyte logo and the Afirma logo are our trademarks. We also refer to trademarks of other corporations or organizations in this report.

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

General

We are a leading genomic diagnostics company that is fundamentally improving patient care by resolving diagnostic uncertainty with evidence that is trustworthy and actionable. Our products uniquely combine genomic technology, clinical science and machine learning to provide answers that give physicians and patients a clear path forward without risky, costly surgery that is often unnecessary.

Our vision is to lead a transformation of diagnostics with a new genomic standard of truth. Our goal is to drive shareholder value by improving patient outcomes and reducing the cost of healthcare.

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

While genomic and technological advances are fueling the imagination about what is possible in medicine, we remain focused on delivering tests that change clinical decision making and improve patient outcomes.

We deploy machine learning methods and RNA expression to improve diagnostic clarity for cancer and other diseases. In our thyroid and lung cancer indications, diagnosis can be ambiguous in approximately 15-70% of patients undergoing diagnostic evaluation. Our tests provide clarity of diagnosis that can in turn guide treatment decisions in approximately half of those cases, eliminating costly, risky surgeries and other unnecessary medical procedures, improving the lives of patients and saving the healthcare system money.

Since our founding in 2008, we have commercialized three genomic tests that we believe are transforming diagnostics: the Afirma Gene Expression Classifier, or GEC, for thyroid cancer; the Percepta Bronchial Genomic Classifier for lung cancer; and the Envisia Genomic Classifier for idiopathic pulmonary fibrosis, or IPF. Collectively, we believe these three tests address a $2 billion global market opportunity.

Patients typically access our tests through their physician during the diagnostic process. All of our testing services are made available through our clinical reference laboratories located in San Francisco, California and Austin, Texas, which are each certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA.

The published evidence supporting our tests demonstrates the robustness of our science and clinical studies. Patients and physicians can access our full list of publications on our website. Nearly 30 clinical studies covering our products have been published, including two landmark clinical validation papers published in The New England Journal of Medicine. We continue to build upon our extensive library of clinical evidence. We also expect to continue expanding our offerings in thyroid cancer, lung cancer and interstitial lung diseases such as IPF, as well as other cancer indications that we believe will benefit from our technology and approach.

We believe our focus on developing clinically useful tests that change patient care is enabling the company to set new standards in genomic test reimbursement. Our flagship product, the Afirma GEC, is now covered for more than 200 million people in the U.S. for use in thyroid cancer diagnosis and our second commercial product, the Percepta classifier, is the first genomic test to gain Medicare coverage for improved lung cancer screening and diagnosis.

Company Background

We were incorporated in Delaware as Calderome, Inc. in August 2006. Calderome operated as an incubator until early 2008. We changed our name to Veracyte, Inc. in March 2008. Our principal executive offices are located at 6000 Shoreline Court, Suite 300, South San Francisco, California 94080 and our telephone number is (650) 243-6300. Our website address is www.veracyte.com. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission, or SEC. The reports are also available at www.sec.gov.

Fourth Quarter and Full-Year 2016 Financial Results

•	Revenue for the three- and twelve-month periods ended December 31, 2016 was $18.3 million and $65.1 million, respectively, an increase of 30% and 31% over the prior year.

•
Afirma Gene Expression Classifier (GEC) Reported Volume for the three- and twelve-month periods ended December 31, 2016 was 6,313 and 23,237, respectively, an increase of 13% and 20% over the prior year.

•	Operating Expenses for the three- and twelve-month periods ended December 31, 2016, were $21.9 million and $93.9 million, respectively, an increase of 0% and 13% over the prior year.

•	Net Loss and Comprehensive Loss for the three- and twelve-month periods ended December 31, 2016 was ($4.4) million and ($31.4) million, respectively, a 45% and 7% reduction from the prior year.

•
Cash and cash equivalents was $59.2 million at December 31, 2016. During the twelve-month period ended December 31, 2016, the company raised $51.1 million in capital, including $19.2 million in net proceeds from its March 2016 debt financing and $31.9 million in net proceeds from a public offering of common stock.

•
Cash Burn for the three- and twelve-month periods ended December 31, 2016 (which is defined as net cash used in operating activities and purchases of property and equipment), was $4.7 million and $32.2 million, respectively, a 33% and 3% improvement compared to the prior year.

2016 and Recent Business Highlights

Reimbursement:

•
Executed a Blues group-purchasing agreement in April 2016, accelerating Blues plan in-network contracting and overall reimbursement for the Afirma GEC thyroid cancer test. As of February 28, 2017, the company has more than 70 million Blues plan members under coverage and nearly 25 million under contract.

•	Expanded overall covered lives for the Afirma GEC by 50 million to nearly 225 million and overall contracted lives by 25 million to over 155 million as of February 28, 2017.

•
Achieved draft Medicare coverage policies for the Percepta Bronchial Genomic Classifier for use in lung cancer screening and diagnosis, leading to two final policies scheduled to become effective in March 2017.

Clinical Evidence and Commercial Expansion:

•
Clinical utility and cost-effectiveness data for the Percepta classifier were presented at the American Thoracic Society and the CHEST annual meetings, further suggesting that use of the Percepta classifier changes patient care and reduces healthcare costs as intended.

•
Launched the Envisia Genomic Classifier at the CHEST annual meeting in October 2016, in conjunction with the presentation of new data suggesting the test’s ability to significantly improve the diagnosis of IPF without the need for risky, expensive surgery.

Pipeline Advancements:

•
Presented data at the American Thyroid Association meeting in September 2016, demonstrating the potential for a next-generation Afirma GEC, planned for 2017 introduction, to substantially increase the percentage of patients with benign thyroid nodules who may be able to avoid unnecessary surgery.

•
Data were published in the Journal of the National Cancer Institute suggesting the potential for the “field of injury” technology behind Veracyte’s Percepta classifier to enable lung cancer detection using a simple, non-invasive nasal swab test.

Our Products

We strive to develop and commercialize products that become the standard of care. Since our founding in 2008 we have commercialized three products:

Afirma Thyroid FNA Analysis - The center piece of our Afirma solution is the Afirma GEC, which employs a proprietary 142-gene signature to determine whether thyroid nodules previously classified by cytopathology as indeterminate can be reclassified as benign, thus enabling the patient to avoid an unnecessary surgery. An additional 25 genes are used to differentiate uncommon neoplasm subtypes. The Afirma GEC was the first product of its kind to market and we believe it is the clear market leader in its indication.

Percepta Bronchial Genomic Classifier - The 23-gene Percepta classifier improves lung cancer screening and diagnosis by identifying patients at low risk of cancer among those whose lung nodules are not clearly benign or malignant following traditional evaluation. The test analyzes genomic changes that occur in the epithelial cells lining the airways of current or former smokers to assess a patient’s risk of having lung cancer, without the need to test the often-hard-to-reach nodule directly. The Percepta classifier is the first product of its kind to market and the first to obtain Medicare coverage for the improved screening and diagnosis of lung cancer.

Envisia Genomic Classifier - Commercialized in October 2016, the Envisia classifier is designed to improve physicians’ ability to differentiate idiopathic pulmonary fibrosis, or IPF, from other interstitial lung diseases, or ILD, without the need for invasive and potentially risky surgery. The Envisia classifier uses machine learning coupled with powerful, deep RNA sequencing to detect the presence or absence of usual interstitial pneumonia, or UIP, a classic diagnostic pattern whose presence is essential for the diagnosis of IPF. The Envisia classifier is the first product of its kind to market and we expect it to gain Medicare coverage in 2018.

Our Pipeline

We believe we have a rich pipeline to sustain long-term growth. We characterize the stages of a product’s development as progressing from discovery to development, to commercialization, to Medicare coverage and, finally, to private insurance coverage. The following pipeline describes internally developed products, product extensions and new indications. We also continue to evaluate acquisitions of intellectual property and corporate acquisitions that we believe answer the right clinical questions.

Endocrinology

•
Enhanced Afirma GEC - We are developing a product enhancement to our current Afirma test, which we believe will maintain the Afirma GEC's high sensitivity and negative predictive value, while potentially further increasing the test's specificity and thus the number of benign surgeries that can potentially be avoided.

•	Risk of Recurrence - We are in the discovery phase for a risk of recurrence classifier.

Pulmonology

•	Expanded Indications for the Percepta Classifier - We are evaluating enhancements to our product, which we envision would allow us to expand the intended use population for our test.

•
Nasal Classifier - We are in the discovery phase for a nasal test, based on our proprietary “field of injury” technology, that would potentially allow us to test patients at a different point in the clinical pathway of care.

•	Rx Response - We are in the discovery phase for a test that could help guide treatment decisions for IPF patients based upon their genomic profile.

Market Opportunity

We believe diagnostic uncertainty is a critical healthcare issue that leads to hundreds of thousands of unnecessary surgeries, delayed or potentially harmful treatments and billions of wasted healthcare dollars each year. We believe that our three commercial tests address a $2 billion global market opportunity and that our markets are expanding due to increased screening or other market factors.

Thyroid Market Opportunity for Our Afirma Solution

Each year in the United States, we estimate that among the 525,000 patients who undergo a fine needle aspiration, or FNA, biopsy, 15 to 30 percent of results are inconclusive, or indeterminate, meaning not clearly benign or malignant. Historically, most of these patients were directed to thyroid surgery for a more definitive diagnosis. Following surgery, however, 70 to 80 percent of cases proved to be benign, meaning the surgery was unnecessary. We believe our Afirma test classifies approximately 50% of the indeterminate cases on which it is used as benign, thereby potentially enabling up to 80,000 surgeries to be avoided annually.

We believe the addressable market opportunity for our Afirma solution is approximately $800 million globally, $500 million in the United States and $300 million internationally. We believe that we have penetrated approximately 25 to 30 percent of the United States thyroid FNA market for the Afirma GEC. We currently do not have meaningful operations or sales outside the United States.

We announced in 2016 that we are working on an enhanced version of our Afirma GEC that we believe will further reduce unnecessary surgeries by reclassifying inconclusive biopsies as benign from 50% currently up to 70% while maintaining high sensitivity and negative predictive value, or NPV (i.e., probability that patients with a negative test result truly do not have thyroid cancer).

Lung Cancer Market Opportunity for Our Percepta Classifier

Lung cancer is often difficult to diagnose without invasive, risky and costly surgeries. Approximately 225,000 people are diagnosed with lung cancer each year in the U.S. and nearly 160,000 people die annually from lung cancer. We estimate that approximately 1.8 to 2.0 million lung nodules are identified in patients in the United States each year and that doctors perform approximately 350,000 bronchoscopies on these patients. A bronchoscopy is a non-surgical procedure that is often used to evaluate patients with potentially cancerous lung nodules. We estimate that approximately 140,000 of these patients have inconclusive bronchoscopy results and could potentially benefit from our test. We believe our Percepta product can classify approximately 44% of these patients as low risk or very low risk for lung cancer, saving approximately 60,000 patients from potentially having to undergo diagnostic surgeries.

We believe the addressable market opportunity for our Percepta product is approximately $425 million to $525 million in the United States and over $200 million in Europe. We anticipate the market will expand significantly over the coming years as lung cancer screening programs are implemented in the United States and physicians embrace bronchoscopy as a standard, less-invasive diagnostic modality for evaluating lung nodules and lesions.

In February 2017, Palmetto GBA, a Medicare Administrative Contractor or MAC, issued a final coverage policy for the Percepta classifier under the Medicare MolDx program. The LCD makes the Percepta classifier the first genomic test to be covered by Medicare for improved lung cancer screening and diagnosis. The policy will become effective on March 13, 2017 and provides a framework for other MolDx-participating MACs to follow. CGS Administrators, LLC also issued a final LCD for the Percepta test and Noridian Healthcare Solutions is expected to similarly finalize its draft LCD. These final decisions will make the Percepta classifier a covered benefit for more than 35 million individuals, or nearly two thirds of the 57 million Medicare beneficiaries in the United States. We are currently building our commercial operations to support the commercialization of the Percepta classifier.

IPF Market Opportunity for Our Envisia Classifier

Each year in the United States and Europe, up to 200,000 patients are suspected of having an ILD, including IPF, which is among the most common and deadly of these lung-scarring diseases. IPF is notoriously difficult to diagnose, often leading to treatment delays, repeated misdiagnoses, patient distress and added healthcare expense. Physicians routinely use high-resolution computed tomography imaging, or HRCT, to identify UIP, the pattern whose presence is essential to IPF diagnosis. This approach, however, frequently provides inconclusive results, leading many patients to require surgery to secure a more definitive diagnosis using surgical histopathology. These surgeries are risky and expensive, and many patients are too frail to undergo the procedure. Of the approximate 200,000 patients evaluated for ILD, we estimate that approximately 75% or 150,000 patients receive an uncertain diagnosis and are candidates for our Envisia test.

We believe the addressable market opportunity for our Envisia product is approximately $300 million to $350 million in the United States and over $200 million in Europe. We began making the Envisia classifier available to a limited number of institutions in December 2016 and plan to continue a controlled availability as we build the full package of clinical evidence to support Medicare reimbursement.

Scientific Background

In the past, clinicians made diagnoses from biopsy samples by looking at them under a microscope. Technology has advanced far beyond this, and scientists now have the ability to decipher genomic patterns that reside in the DNA and RNA of the biopsies we test. Ultimately, we search for patterns that tell us whether or not the biopsy contains the disease in question. We do this by using a whole-genome approach. This means we look at all of the human genes, including their expression patterns and their variants and mutations, rather than just looking at a few selected genes that we think may be important. This complex information requires computer-based algorithms to make sense of the patterns. This comprehensive measurement of the human genome allows us to detect signals from genes we may not have previously suspected to be involved in disease.

We use machine learning computer-based algorithms to match genomic patterns with clinical truth, or the true diagnosis. For example, when we train an algorithm on RNA sequencing data, we teach it to associate a set of expression patterns with disease and a different set of patterns with lack of disease. When algorithms are trained on enough examples with clinical truth, they learn to find that pattern in samples they have never encountered, thus allowing the algorithm to predict disease in a clinical setting.

Our core products are built around algorithms that either rule-in or rule-out disease. Due to the complex, sometimes rare, subtypes of various diseases like cancer, we develop and train our machine learning algorithms using a diverse set of patient samples so that they are equipped to recognize patterns across the whole spectrum of conditions that may be encountered in the clinic.

Our process uses commercially available reagents and instruments with our own proprietary process and protocols, which results in RNA extraction from the range of biopsies used in our clinical development studies and our commercial laboratory tests.

Technology

Our technology approach is comprised of a number of key attributes:

Core Expertise in Broad-based Genomic Analysis - Our team of bioinformatics and computational scientists possess extensive knowledge of both existing computational methods as well as the capacity to develop proprietary methods as needed for algorithm design. We demonstrated our ability to utilize large amounts of genomic data with machine learning algorithms in the development of the Afirma GEC on microarrays. We have extended this capability substantially by accessing genomic features through deep RNA sequencing. This allows us to use a combination of expression analysis as well as mutations and variants to build our sophisticated machine learning algorithms, all on the same platform.

Platform-Agnostic Approach - We are not reliant on any one technology platform to measure genomic signals; in fact, we may take advantage of a multitude of genomic methodologies to develop future tests. When we developed the Afirma GEC in 2008, microarray technologies were a cost-effective discovery technology compared to other approaches that were nascent at the time. More recently, the rapid cost reductions achieved in next generation sequencing platforms have allowed us to pursue our whole genome approach to biomarker discovery using a range of genomic features obtained through both DNA and RNA sequencing. From this vast array of sequence data, our algorithms select those genomic signals that inform on the disease in question, in the relevant biopsy sample. We continue to evaluate potential opportunities to use new genomic discoveries and technologies to further improve patient care.

Proprietary Capabilities in Analyzing Small, Heterogeneous Cytology Samples -  We have developed proprietary technology, intellectual property and know-how for optimized methods for extraction and analysis of nanogram quantities of RNA from small biopsy samples. Our focus is on redefining clinical truth, using patient samples obtained through less-invasive techniques, thereby increasing access to our technology by a larger patient population. While others can extract RNA from these small biopsies, we believe our process optimized and scaled for high-throughput clinical testing and large-scale clinical development studies, such as those involving amplification and hybridization to high-density microarrays.

Precision and Reproducibility - We have in place standard operating procedures governing reagents, materials, instruments and controls and extensive experience from numerous verification studies performed for our tests. We apply the same high-quality control methods that were developed for our reagents and processes, along with our proprietary software for automation, sample tracking, data quality control and statistical analysis, to our development process.

Studies Validating Test Performance and Clinical Utility

In 2010, the Centers for Disease Control and Prevention published the “ACCE” model as a paradigm for establishing evidence to confirm the safety and effectiveness of molecular diagnostic tests. ACCE derives its name from the main criteria for evaluating such tests, including analytic validity, clinical validity and clinical utility. This model has been adopted by most technology assessment groups, professional societies and payers. We fully embrace this paradigm of evidence development and we strive to provide the highest level of scientific evidence to support our test claims.

We believe that developing an extensive library of rigorous clinical evidence to support our tests is critical to driving inclusion in clinical guidelines, securing reimbursement and gaining physician adoption. We make our published research, abstracts from medical conferences and other product information available on our website at www.veracyte.com. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Our Afirma product is supported by more than 20 published scientific studies, including a prospective, multicenter clinical validation study published in The New England Journal of Medicine, which suggested that the test can reduce the number of unnecessary surgeries by 50 percent. The Afirma product is recommended in leading practice guidelines and is covered for over 200 million lives in the United States, including through Medicare and most commercial insurance plans.

Our Percepta test is supported by six published scientific studies, including data published in The New England Journal of Medicine, which demonstrate the test’s accuracy in identifying patients who are at low risk of cancer following inconclusive results from bronchoscopy. These patients may then be monitored with CT scans in lieu of undergoing surgery - a frequent next step at this juncture of the clinical pathway. A clinical utility study published in the journal CHEST suggested that use of the test may reduce unnecessary surgeries by 50 percent in the target patient population.

We continue to build our library of clinical evidence to support our Envisia product. Our test is supported by one clinical validation study with a second validation (manuscript) in process, one analytical validation study, and two clinical utility studies that demonstrate the unmet clinical need and potential utility of the test when used by subspecialty physicians. We plan to launch a prospective multicenter randomized trial to demonstrate the clinical utility of the test compared to the current standard of care.

Commercial Operations

Our commercial infrastructure, including our sales, marketing, managed care, and customer care functions, is critical to our ongoing success. We have built a strong domestic sales, marketing and reimbursement capability that interacts directly with users of our products, as well as payers and other stakeholders involved in the diagnostic workup of a patient.

Our sales team is structured to sell all of our products; we do not maintain a separate sales force for each product. Currently, our sales force is comprised of our Product Specialists, who are accountable for select geographic territories; Institutional Channel Managers, who maintain and grow our relationships at multi-disciplinary hospital and integrated delivery network customers; Account Managers, who manage existing client relationships; and Clinical Science Specialists, who focus on addressing medical and clinical education in the field.

In September 2016, we terminated our U.S. co-promotion agreement with Genzyme Corporation, which we had entered in 2012. In anticipation of this event, we hired additional sales people and, as of December 31, 2016, we had 45 field sales people. In 2017, we expect to invest further in our sales force and to hire an additional 15-20 field sales people, mostly in the first half of the year.

To date, substantially all of our revenue has been derived from customers we serve in the United States. Through December 31, 2016, we derived substantially all of our revenue from our Afirma solution, including cytopathology services and the Afirma GEC.

Through third-party promotion agreements and distribution agreements, we entered the Brazil market in 2014 and the Israel, Middle East and North Africa markets in 2015. We do not expect meaningful revenue from international sales in the near future.

Industry trade shows or events provide us with an opportunity to make important product announcements, communicate directly with our clients and partners and to interact with key opinion leaders who impact our business. We typically attend a number of select industry conferences, including the Annual Meeting of the American Thyroid Association, or ATA; the Annual Scientific and Clinical Congress of the American Association of Clinical Endocrinologists, or AACE; the Endocrine Society’s Annual Meeting, or ENDO; the American Thoracic Society’s International Conference, or ATS; and the American College of Chest Physician’s CHEST Annual Meeting.

Laboratory Operations

We perform all of our genomic testing in our CLIA-certified laboratory in South San Francisco, California. We perform slide preparation and staining for cytopathology on fine needle aspiration, or FNA, samples in our CLIA certified laboratory in Austin, Texas. Our South San Francisco facility is responsible for quality assurance oversight, licensing and regulatory compliance and maintenance for both of our laboratories to ensure data integrity and consistent, validated processes.

We receive samples for testing directly from the following sources:

FNAs for Afirma GEC Only - Institutions and other clients, such as laboratories, that perform their own cytopathology may send us FNA samples from indeterminate results to perform the Afirma GEC. From time-to-time we refer to this as our “Afirma Diagnostic Partner” model. We receive about 15% of our FNA samples and over 50% of our Afirma GEC volume from this source and we believe it is the fastest-growing segment of our business.

FNAs for Cytopathology and Reflexed Afirma GECs - About 85% of the FNA samples we receive from ordering physicians include the request for cytopathology assessment and if results are indeterminate, the Afirma GEC is to be performed. We partner with Thyroid Cytopathology Partners, or TCP, to perform the cytopathology review. Less than 50% of our Afirma GEC volume comes from this model.

Bronchoscopy Samples for Percepta Classifier - Institutions and laboratories that perform their own cytopathology may send us samples collected during the bronchoscopy procedure and order genomic testing with the Percepta classifier when bronchoscopy results are inconclusive.

In 2016, we moved into a state-of-the-art laboratory space that we built out in South San Francisco, California. We believe that we have sufficient laboratory capacity to accommodate volume growth for our existing products and products in our pipeline.

We rely on TCP to provide professional cytopathology diagnoses on thyroid FNA samples pursuant to a pathology services agreement. TCP has the exclusive right to provide the cytopathology diagnoses on FNA samples that are referred to us at a fixed price per test with volume discounts. TCP can terminate the agreement upon our failure to pay any amounts due under the contract, and either we or TCP can terminate the agreement upon the insolvency of the other party, breach of the agreement by the other party, termination or breach of the service terms or the suspension or termination of the necessary regulatory licenses and approvals needed to perform the FNA diagnoses. TCP is co-located in a portion of our facilities in Austin, Texas and reimburses us for a portion of our actual out-of-pocket rental and related operating expense costs. Our agreement with TCP was effective until December 31, 2015 and thereafter automatically renews every year unless either party provides notice of intent not to renew at least twelve months prior to the end of the then-current term.

Our quality assurance function oversees the quality of our laboratories as well as the quality systems used in research and development, client services, billing operations and sales and marketing. We have an established quality management system compliant with federal and state regulations and standards that we believe achieves excellence in operations across the entire business. We continuously monitor and strive to improve our quality program and believe our implementation of these processes has supported our achievement of product performance, customer satisfaction and retention and a philosophy of continuous improvement.

Reimbursement Strategy

We employ a multi-pronged strategy designed to achieve broad coverage and reimbursement for our tests:

•
Compile a Growing Library of Peer-reviewed Studies that Demonstrate the Test Is Effective - To date, several peer-reviewed articles and review papers have been published and have helped support our efforts aimed at widespread adoption and reimbursement of our genomic tests. In each disease area we pursue, we intend to conduct studies in order to develop robust library of evidence.

•
Meet the Evidence Standards Necessary to Be Consistent with Leading Clinical Guidelines - We believe inclusion in leading clinical practice guidelines plays an important role in payers' coverage decisions. For example, the data published on the Afirma GEC to date is consistent with the recommendations of the widely-recognized American Thyroid Association and National Comprehensive Cancer Network clinical practice guidelines.

•
Execute an Internal Managed Care and Claims Adjudication Function as Part of Our Core Business Operations - We believe that obtaining adequate and widespread reimbursement is a critical factor in our long-term success. We employ a team of in-house claims processing and reimbursement specialists who work with payers, physician practices and patients to obtain maximum reimbursement.

•
Cultivate a Network of Key Opinion Leaders - Key opinion leaders are able to influence clinical practice by publishing research and determining whether new tests should be integrated into practice guidelines. We collaborate with key opinion leaders early in the development process to ensure our clinical studies are designed and executed in a way that clearly demonstrates the benefits of our tests to patients, physicians and payers. Ongoing studies to support real world experience with our tests are also a key component of our efforts to collaborate with physician thought leaders.

•
Established Payer Relationships and In-network Contracts - We believe that positive engagement with payers leads to coverage decisions and facilitates our efforts on coverage and contract decisions for subsequent tests.

Coverage, Coding and Reimbursement

Revenue from our Afirma tests comes from several sources, including commercial third-party payers, such as insurance companies and health maintenance organizations, government payers, such as Medicare and Medicaid, and patients. We believe that reimbursement for our lung products will be derived from similar sources, but with a greater proportion coming from Medicare and potentially Medicaid due to the older age of the target patient population.

We received Medicare coverage for our Afirma GEC in 2012 and since that time our Medicare rate has remained approximately $3,200 for our test. We bill payers directly for the Afirma GEC using a unique Current Procedural Terminology code, or CPT code 81545.

To date, a high percentage of FNA samples received are accessioned for cytopathology, for which we bill both the technical and professional component using established CPT codes.

In February 2017, Palmetto GBA, a Medicare Administrative Contractor or MAC, issued a final coverage policy for our Percepta classifier through the Medicare MolDx program and CGS Administrators, LLC followed suit. We expect to receive a final coverage decision in the first half of 2017 from Noridian Healthcare Solutions, the remaining MAC that issued a draft local coverage policy for the test in 2016. We plan to bill payers directly for the Percepta classifier using a “miscellaneous” CPT code until we seek and obtain a specific code for the test.

We rely on a small number of third-party payers for a significant portion of our revenue, the loss of one or more of which would have a negative effect on our business. For the years ended December 31, 2016, 2015 and 2014, respectively, revenue was represented by the indicated percent for each payer:

•	Medicare accounted for 27%, 26% and 26% of our revenue;

•	UnitedHealthcare accounted for 12%, 14% and 18% of our revenue; and

•	Aetna accounted for 8%, 9% and 11% of our revenue.

Competition

We believe the principal competitive factors in the markets we target with our tests include:

•	the ability of the test to answer the appropriate clinical question at the right point in the clinical pathway;

•	the quality and strength of clinical validation and utility data;

•	confidence in diagnostic results backed by analytical verification data;

•	the extent of reimbursement and in-network payer contracts;

•	inclusion in practice guidelines;

•	cost-effectiveness; and

•	ease of use.

We believe we compete favorably on the factors described above with our Afirma solution and are positioning ourselves to compete effectively on these factors with our Percepta and Envisia classifiers.

Our principal competition for the Afirma GEC comes from traditional methods used by physicians to diagnose thyroid cancer. Physicians in the United States have historically recommended that patients with indeterminate diagnoses from cytopathology results be considered for surgery to remove all or part of the thyroid to rule out cancer. This practice has been the standard of care in the United States, as well as in many international markets, for many years, and we continue to educate physicians about the benefits of our test in order to change clinical practice.

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

With the Percepta and Envisia tests, we believe our primary competition will similarly come from traditional methods used by physicians to diagnose the related diseases. For the Percepta test, we expect competition from companies focused on lung cancer such as Integrated Diagnostics, Inc. We also anticipate facing potential competition from companies offering or developing approaches for assessing malignancy risk in patients with lung nodules using alternative samples, such as blood, urine or sputum. However, such "liquid biopsies" are often used earlier in the diagnostic paradigm—for instance, to screen for cancer—or to gauge risk of recurrence or response to treatment.

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

Competitors may develop their own versions of our solution in countries in which we do not have patents or where our intellectual property rights are not recognized and compete with us in those countries, including encouraging the use of their solution by physicians in other countries.

Many of our potential competitors have widespread brand recognition and substantially greater financial, technical and research and development resources and selling and marketing capabilities than we do. Others may develop products with prices lower than ours, which could be viewed by physicians and payers as functionally equivalent to our solution, or offer solutions at prices designed to promote market penetration, which could force us to lower the list price of our solutions and affect our ability to achieve profitability. If we are unable to change clinical practice in a meaningful way or compete successfully against current and future competitors, we may be unable to increase market acceptance and sales of our products, which could prevent us from increasing our revenue or achieving profitability and could cause the market price of our common stock to decline. As we add new tests and services, we will face many of these same competitive risks for these new tests.

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

State Laboratory Licensing

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

If our clinical reference laboratory is out of compliance with California standards, the California Department of Public Health, or CDPH, may suspend, restrict or revoke our license to operate our clinical reference laboratory, assess substantial civil money penalties, or impose specific corrective action plans. Any such actions could materially affect our business. We maintain a current license in good standing with CDPH. However, we cannot provide assurance that CDPH will at all times in the future find us to be in compliance with all such laws.

New York Laboratory Licensing

Our clinical reference laboratories are required to be licensed by New York, under New York laws and regulations before we receive specimens from New York State. The license establishes standards for:

quality management systems;

qualifications, responsibilities, and training;

facility design and resource management;

pre-analytic, analytic (including validation and quality control), and post-analytic systems; and

quality assessments and improvements.

New York law also mandates proficiency testing for laboratories licensed under New York state law, regardless of whether such laboratories are located in New York. If a laboratory is out of compliance with New York statutory or regulatory standards, the New York State Department of Health, or NYSDOH, may suspend, limit, revoke or annul the laboratory's New York license, censure the holder of the license or assess civil money penalties. Statutory or regulatory noncompliance may result in a laboratory's operator being found guilty of a misdemeanor under New York law. NYSDOH also must approve the LDT before the test is offered in New York; approval has been received for the Afirma GEC and the Percepta classifier. Should we be found out of compliance with New York laboratory standards of practice, we could be subject to such sanctions, which could harm our business. We maintain a current license in good standing with NYSDOH for our South San Francisco and Austin laboratories. We cannot provide assurance that the NYSDOH will at all times find us to be in compliance with applicable laws.

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

United States

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

The FDA has issued a regulation outlining specific requirements for "specimen transport and storage containers." "Specimen transport and storage containers" are medical devices "intended to contain biological specimens, body waste, or body exudate during storage and transport" so that the specimen can be used effectively for diagnostic examination. A specimen transport and storage container that is not labeled or otherwise represented as sterile, is a Class I exempt device. It is subject to MDR requirements, the reporting of corrections and removals, registration and listing. It is exempt from premarket review and from QSR requirements, except for recordkeeping and complaint handling requirements, so long as no sterility claims are made. Our facility is registered with the FDA as a specification developer, which means that we can sell the collection system under our own name and outline the specifications used to make the collection system, but a third party assembles the collection system for us. The containers we provide for collection and transport of Afirma GEC and Percepta samples from a physician to our clinical reference laboratory are listed as Class I devices with the FDA. We also plan to list our sample collection containers for Envisia samples with the FDA as Class I devices. If the FDA were to determine that our sample collection containers are not Class I devices, we would be required to file 510(k) applications and obtain FDA clearance to use the containers, which could be time consuming and expensive.

The FDA enforces the requirements described above by various means, including inspection and market surveillance. If the FDA finds a violation, it can institute a wide variety of enforcement actions, ranging from an Untitled Letter or Warning Letter to more severe sanctions such as:

fines, injunctions, and civil penalties;

recall or seizure of products;

operating restrictions, partial suspension or total shutdown of production; and

criminal prosecution.

Federal Oversight of Laboratory Developed Tests and Research Use Only Products

Clinical laboratory tests like our proprietary genomic tests are regulated under CLIA, as administered by CMS, as well as by applicable state laws. Clinical laboratory tests that are developed and validated by a laboratory for its own use, which are referred to as laboratory developed tests, or LDTs, currently are generally not subject to FDA regulation, although reagents, instruments, software or components provided by third parties and used to perform LDTs may be subject to regulation. We believe that the Afirma GEC and the Percepta and Envisia classifiers are LDTs. FDA currently exercises its enforcement discretion for LDTs. In October 2014, the FDA published draft guidance documents describing the framework by which they might regulate LDTs. The framework is similar to the guidance they issued previously. The comment period ended in February 2015. In November 2016, the FDA announced that they would not issue a final guidance on the oversight of LDTs. In January 2017, the FDA issued a discussion paper on LDTs to synthesis of all the feedback received from various stakeholders; this did not represent a formal position of the FDA, nor is it enforceable.

Some of the materials we use for our tests and that we may use for future tests are for research use only, or RUO. An RUO product is not intended for human clinical use and must be labeled "For Research Use Only. Not for use in diagnostic procedures." RUOs are a separate regulatory category and are not considered medical devices. They are therefore not subject to the FDA regulatory requirements discussed above. They cannot make any claims related to safety, effectiveness, or diagnostic utility or be intended for human clinical diagnostic or prognostic use. In November 2013, the FDA issued guidance regarding "Commercially Distributed In-Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only."

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

We cannot provide any assurance that FDA regulation, including premarket review, will not be required in the future for our diagnostic services, whether through additional guidance or regulations issued by the FDA, new enforcement policies adopted by the FDA or new legislation enacted by Congress. Legislative proposals addressing oversight of LDTs were introduced in recent years, and we expect that new legislative proposals will be introduced from time to time. It is possible that legislation could be enacted into law or regulations or guidance could be issued by the FDA which may result in new or increased regulatory requirements for us to continue to offer our tests or to develop and introduce new tests.

If premarket review, including approval, is required, our business could be negatively affected until such review is completed and clearance to market or approval is obtained, and the FDA could require that we stop selling our tests pending premarket clearance or approval. If our tests are allowed to remain on the market but there is uncertainty about the legal status of our services, if we are required by the FDA to label them investigational, or if labeling claims the FDA allows us to make are limited, order levels may decline and reimbursement may be adversely affected. The regulatory process may involve, among other things, successfully completing additional clinical studies and submitting a premarket notification or filing a PMA application with the FDA. If premarket review is required by the FDA, there can be no assurance that our tests will be cleared or approved on a timely basis, if at all, nor can there any be assurance that labeling claims will be consistent with our current claims or adequate to support continued adoption of and reimbursement for our solutions. Ongoing compliance with FDA regulations would increase the cost of conducting our business, and subject us to heightened requirements of the FDA and penalties for failure to comply with these requirements. We may also decide voluntarily to pursue FDA premarket review of our tests if we determine that doing so would be appropriate.

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

In addition to federal privacy regulations, there are a number of state laws governing confidentiality of health information that are applicable to our business. New laws governing privacy may be adopted in the future from time to time. We have taken steps to comply with health information privacy requirements to which we are aware that we are subject. However, we can provide no assurance that we are or will remain in compliance with diverse privacy requirements in all of the jurisdictions in which we do business. Failure to comply with privacy requirements could result in civil or criminal penalties, which could have a materially adverse effect on our business.

Corporate Practice of Medicine

Numerous states, including California and Texas, have enacted laws prohibiting corporations such as us from practicing medicine and employing or engaging physicians to practice medicine. These laws are designed to prevent interference in the medical decision-making process by anyone who is not a licensed physician. This prohibition is generally referred to as the prohibition against the corporate practice of medicine. Violation of this prohibition may result in civil or criminal fines, as well as sanctions imposed against us or the professional through licensing proceedings. The pathologists who review and classify thyroid FNA cytopathology results for Afirma are employed by Thyroid Cytopathology Partners, a Texas professional association, pursuant to services agreement between us and TCP. Pursuant to the agreement, we pay TCP a monthly fee on a per FNA basis, and TCP manages and supervises the pathologists who perform the cytopathology services as a component of the Afirma solution. TCP is managed by Pathology Resources Consultants, or PRC, which provides management and other services to medical practitioners. We have entered into a services agreement with PRC in connection with our arrangement with TCP, pursuant to which we engaged PRC exclusively to manage the pathology services being provided by TCP. Our agreement with PRC was effective until December 31, 2015 and thereafter automatically renews every year unless either party provides notice of intent not to renew at least twelve months prior to the end of the then-current term.

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

Sanctions for a violation of the Stark Law include the following:

•denial of payment for the services provided in violation of the prohibition;
•refunds of amounts collected by an entity in violation of the Stark Law;
•a civil penalty of up to $15,000 for each service arising out of the prohibited referral;
•possible exclusion from federal healthcare programs, including Medicare and Medicaid; and
•a civil penalty of up to $100,000 against parties that enter into a scheme to circumvent the Stark Law's prohibition.

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

International

Many countries in which we may offer any of our tests in the future have anti-kickback regulations prohibiting providers from offering, paying, soliciting or receiving remuneration, directly or indirectly, in order to induce business that is reimbursable under any national health care program. In situations involving physicians employed by state-funded institutions or national health care agencies, violation of the local anti-kickback law may also constitute a violation of the United States Foreign Corrupt Practices Act, or FCPA.

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

The standard of intent and knowledge in the Anti-Bribery cases is minimal-intent and knowledge are usually inferred from that fact that bribery took place. The accounting provisions do not require intent. Violations of the FCPA's anti-bribery provisions for corporations and other business entities are subject to a fine of up to $2 million and officers, directors, stockholders, employees, and agents are subject to a fine of up to $100,000 and imprisonment for up to five years. Other countries, including the United Kingdom and other OECD Anti-Bribery Convention members, have similar anti-corruption regulations, such as the United Kingdom Bribery Act.

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

Patents and Proprietary Technology

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

We have thirteen issued patents that expire between 2029 and 2032 related to methods used in the Afirma diagnostic platform, in addition to fourteen pending U.S. utility patent applications and two pending Patent Cooperation Treaty, or PCT, patent applications. Some of these U.S. utility patent applications have pending foreign counterparts. We also exclusively licensed intellectual property, including rights to two issued patents that will expire between 2030 and 2032, and three pending U.S. utility patent applications in the thyroid space that would expire between 2030 and 2033 once issued, related to methods that are used in the Afirma diagnostic test, some of which have foreign counterparts.

In the lung diagnostic space, we exclusively license intellectual property rights to seven pending patent applications and one issued patent in the United States and abroad. Patents issuing from the licensed portfolio will expire between 2024 and 2028. In addition, we own a PCT application and a pending U.S. application related to our Percepta test. The PCT application is currently in the process of being nationalized in Australia, Canada, China, Europe, Japan, and South Korea. We also own two applications related to other lung diseases, and a PCT application, a pending U.S. application, two ex-U.S. applications, and one provisional U.S. application related to Envisia. Any patents granted from our current lung cancer patent applications will expire no earlier than 2035 and those from the interstitial lung disease patent applications will expire no earlier than from 2034 to 2037.

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

We hold registered trademarks in the United States for "Veracyte," "Afirma," "Percepta," and the Afirma logo and have pending federal trademark applications for "Envisia” and the new "Veracyte" logo. We also hold registered trademarks in various jurisdictions outside of the United States.

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

Research and Development Expenses

Research and development expenses were $15.3 million, $12.8 million and $9.8 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Employees

At December 31, 2016, we had 216 employees, of which 40 work in laboratory operations, 34 in research and development and clinical development, 61 in selling and marketing, and 81 in general and administrative, including 46 in billing and client services, 13 in information technology and 13 in finance. None of our employees are the subject of collective bargaining arrangements, and our management considers its relationships with employees to be good.

Environmental Matters
Our operations require the use of hazardous materials (including biological materials) which subject us to a variety of federal, state and local environmental and safety laws and regulations. Some of these regulations provide for strict liability, holding a party potentially liable without regard to fault or negligence. We could be held liable for damages and fines as a result of our, or others’, business operations should contamination of the environment or individual exposure to hazardous substances occur. We cannot predict how changes in laws or new regulations will affect our business, operations or the cost of compliance.
Raw Materials and Suppliers
We procure reagents, equipment, chips and other materials that we use to perform our tests from sole suppliers. We also purchase components used in our collection kits from sole-source suppliers. Some of these items are unique to these suppliers and vendors. In addition, we utilize a sole source to assemble and distribute our sample collection kits. While we have developed alternate sourcing strategies for these materials and vendors, we cannot be certain whether these strategies will be effective or the alternative sources will be available when we need them. If these suppliers can no longer provide us with the materials we need to perform the tests and for our collection kits, if the materials do not meet our quality specifications or are otherwise unusable, if we cannot obtain acceptable substitute materials, or if we elect to change suppliers, an interruption in test processing could occur, we may not be able to deliver patient reports and we may incur higher one-time switching costs. Any such interruption may significantly affect our future revenue, cause us to incur higher costs, and harm our customer relationships and reputation. In addition, in order to mitigate these risks, we maintain inventories of these supplies at higher levels than would be the case if multiple sources of supply were available. If our test volume decreases or we switch suppliers, we may hold excess inventory with expiration dates that occur before use which would adversely affect our losses and cash flow position. As we introduce any new test, we may experience supply issues as we ramp test volume.

Legal Proceedings
From time to time, we may be party to lawsuits in the ordinary course of business. We are currently not a party to any material legal proceedings.

ITEM 1A.    RISK FACTORS

Risks Related to Our Business

We are an emerging growth company with a history of losses, and we expect to incur net losses for the foreseeable future and may never achieve or sustain profitability.

We have incurred net losses since our inception. For the year ended December 31, 2016, we had a net loss of $31.4 million and we expect to incur additional losses in 2017 and in future years. As of December 31, 2016, we had an accumulated deficit of $180.1 million. We may never achieve revenue sufficient to offset our expenses. Over the next couple of years, we expect to continue to devote substantially all of our resources to increase adoption of, and reimbursement for our Afirma tests, Percepta, our lung cancer test, which we launched in April 2015, Envisia, our test for idiopathic pulmonary fibrosis, or IPF, which we launched in October 2016, and the development of additional tests. We may never achieve or sustain profitability, and our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

Our financial results currently depend solely on sales of our Afirma tests, and we will need to generate sufficient revenue from this and other diagnostic solutions to grow our business.

All of our revenue to date has been derived from the sale of our Afirma tests, which are used in the diagnosis of thyroid cancer. Over the next few years, we expect to continue to derive a substantial portion of our revenue from sales of our Afirma tests. In 2017, we anticipate that we will begin recognizing revenue from the sale of our Percepta test, used in the diagnosis of lung cancer. We also launched our Envisia test to help improve the diagnosis of interstitial lung disease, specifically IPF, in October 2016. Once genomic tests such as our Percepta and Envisia are clinically validated and commercially available for patient testing, we must continue to develop and publish evidence that our tests are informing clinical decisions in order for them to receive positive coverage decisions by payers. Without coverage policies, our tests may not be reimbursed and we will not be able to recognize revenue. We cannot guarantee that tests we commercialize will gain positive coverage decisions and therefore, we may never realize revenue from the samples we test once commercialized. In addition, we are in various stages of research and development for other diagnostic solutions that we may offer, but there can be no assurance that we will be able to identify other diseases that can be effectively addressed or, if we are able to identify such diseases, whether or when we will be able to successfully commercialize solutions for these diseases and obtain the evidence and coverage decisions from payers. If we are unable to increase sales and expand reimbursement for Afirma, or successfully obtain coverage and reimbursement for our Percepta and Envisia tests or develop and commercialize other solutions, our revenue and our ability to achieve and sustain profitability would be impaired, and the market price of our common stock could decline.

We depend on a few payers for a significant portion of our revenue and if one or more significant payers stops providing reimbursement or decreases the amount of reimbursement for our tests, our revenue could decline.

Revenue for tests performed on patients covered by Medicare and UnitedHealthcare was 27% and 12%, respectively, of our revenue for the year ended December 31, 2016, compared with 26% and 14%, respectively, in the year ended December 31, 2015. The percentage of our revenue derived from significant payers is expected to fluctuate from period to period as our revenue increases, as additional payers provide reimbursement for our tests or if one or more payers were to stop reimbursing for our tests or change their reimbursed amounts. Effective January 2012, Palmetto GBA, the regional Medicare administrative contractor, or MAC, that handled claims processing for Medicare services with jurisdiction at that time, issued coverage and payment determinations for the Afirma Gene Expression Classifier, or GEC. On a five-year rotational basis, Medicare requests bids for its regional MAC services. Any future changes in the MAC processing or coding for Medicare claims for the Afirma GEC could result in a change in the coverage or reimbursement rates for such products, or the loss of coverage.

On March 1, 2015, a separate CPT code, or Current Procedural Terminology code, for the Afirma GEC was issued. In November 2016, CMS revised its final 2017 gapfill rate for the Afirma GEC and determined that the current rate of $3,200 per test would be maintained in 2017. This rate replaces the previously released lower gapfill amount announced on September 30, 2016, for which we filed a reconsideration request. After the reconsideration request, we were notified that the final 2017 rate is $3,222 per test. A decrease in the current Medicare payment rate for our tests will decrease our revenue from Medicare and may also decrease the payment rates for some of our commercial payers if they tie their allowable rates to the Medicare rate, which could have an adverse effect on our business, financial condition and results of operations.

Although we have entered into contracts with certain third-party payers that establish in-network allowable rates of reimbursement for our Afirma tests, payers may suspend or discontinue reimbursement at any time, may require or increase co-payments from patients, or may reduce the reimbursement rates paid to us. Any such actions could have a negative effect on our revenue.

If payers do not provide reimbursement, rescind or modify their reimbursement policies, delay payments for our tests, recoup past payments, or if we are unable to successfully negotiate additional reimbursement contracts, our commercial success could be compromised.

Physicians might not order our tests unless payers reimburse a substantial portion of the test price. There is significant uncertainty concerning third-party reimbursement of any test incorporating new technology, including our tests. Reimbursement by a payer may depend on a number of factors, including a payer's determination that these tests are:

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

We do not have a contracted rate of reimbursement with many payers for the Afirma test, and we do not have any contracted reimbursement with respect to the Percepta and Envisia tests. Without a contracted rate for reimbursement, our claims are often denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. In cases where there is no contracted rate for reimbursement, there is typically a greater patient co-insurance or co-payment requirement which may result in further delay or decreased likelihood of collection. Payers may attempt to recoup prior payments after review, sometimes after significant time has passed, which would impact future revenue.

We expect to continue to focus substantial resources on increasing adoption, coverage and reimbursement for the Afirma GEC, the Afirma Malignancy Classifiers, launched in May 2014, the Percepta test, launched in April 2015, and the Envisia test, launched in October 2016, as well as any other future tests we may develop. We believe it will take several years to achieve coverage and contracted reimbursement with a majority of third-party payers. However, we cannot predict whether, under what circumstances, or at what payment levels payers will reimburse for our tests. Also, payer consolidation is underway and creates uncertainty as to whether coverage and contracts with existing payers will remain in effect. Finally, commercial payers may tie their allowable rates to Medicare rates, and should Medicare reduce their rates as they did with the Afirma test in September 2016, we may be negatively impacted. Our failure to establish broad adoption of and reimbursement for our tests, or our inability to maintain existing reimbursement from payers, will negatively impact our ability to generate revenue and achieve profitability, as well as our future prospects and our business.

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

Several existing guidelines and historical practices in the United States regarding indeterminate thyroid nodule fine needle aspiration, or FNA, results recommend a full or partial surgical thyroidectomy in most cases. Accordingly, physicians may be reluctant to order a diagnostic solution that may suggest surgery is unnecessary where some current guidelines and historical practice have typically led to such procedures. Moreover, our diagnostic services often are performed at a specialized clinical reference laboratory rather than by a pathologist in a local laboratory, so pathologists may be reluctant to support our services. In addition, guidelines for the diagnosis and treatment of thyroid nodules may subsequently be revised to recommend another type of treatment protocol, and these changes may result in medical practitioners deciding not to use the Afirma test. These facts may make physicians reluctant to convert to using or continuing to use the Afirma test, which could limit our ability to generate revenue and our ability to achieve profitability. To the extent international markets have existing practices and standards of care that are different than those in the United States, we may face challenges with the adoption of the Afirma test outside the United States. We will face similar challenges with our other tests.

Due to how we recognize revenue, our quarterly operating results are likely to fluctuate.

For tests performed where we have an agreed upon reimbursement rate or we are able to reasonably estimate the amount that will ultimately be realized at the time delivery of a patient report is complete, such as in the case of Medicare and certain other payers, we recognize the related revenue upon delivery of a patient report to the prescribing physician based on the amount we expect to ultimately realize. We determine the amount we expect to ultimately realize based on a per payer, per contract or agreement basis. In the first period in which revenue is accrued for a particular payer, a one-time increase in revenue generally occurs. Upon ultimate collection, the amount received from Medicare and other payers where reimbursement was estimated is compared to previous estimates and the amount accrued is adjusted accordingly. In situations where we cannot reasonably estimate the amount that will ultimately be collected, we recognize revenue on the cash basis. We have little visibility as to when we will receive payment for our diagnostic tests, and we must appeal negative payment decisions, which delays collections. Should we recognize revenue from payers on an accrual basis and later determine the judgments underlying estimated reimbursement change, or were incorrect at the time we accrued such revenue, our financial results could be negatively impacted in future quarters. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. In addition, these fluctuations in revenue may make it difficult for us, for research analysts and for investors to accurately forecast our revenue and operating results. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.

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

We depend on a specialized cytopathology practice to perform the cytopathology component of our Afirma test, and our ability to perform our diagnostic solution would be harmed if we were required to secure a replacement.

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

In the beginning of 2017, the U.S. Congress and the President of the United States took actions to repeal the ACA and indicated an intent to replace it with another act. We cannot predict what a new act would include and cannot quantify the effect on our business.

In addition to the ACA, the effect of which on our business cannot presently be fully quantified, various healthcare reform proposals have also emerged from federal and state governments. For example, in February 2012, Congress passed the Middle Class Tax Relief and Job Creation Act of 2012, which in part reset the clinical laboratory payment rates on the Medicare Clinical Laboratory Fee Schedule, or CLFS, by 2% in 2013. In addition, under the Budget Control Act of 2011, which is effective for dates of service on or after April 1, 2013, Medicare payments, including payments to clinical laboratories, are subject to a reduction of 2% due to the automatic expense reductions (sequester) until fiscal year 2024. Reductions resulting from the Congressional sequester are applied to total claims payment made; however, they do not currently result in a rebasing of the negotiated or established Medicare or Medicaid reimbursement rates.

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

The Protecting Access to Medicare Act of 2014, or PAMA, includes a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS would report initially and then on a subsequent three-year basis thereafter (or annually for advanced diagnostic laboratory tests, or ADLTs), private payer payment rates and volumes for their tests. The final PAMA ruling was issued June 17, 2016, indicating that data for reporting for the new PAMA process will begin in 2017 and the new market based rates will take effect January 1, 2018. We believe that the final PAMA regulations are generally favorable for us. The private payer rate will be calculated based on claims whose adjudication is final and will include patient deductible and co-insurance amounts.  Additionally, we believe our Afirma GEC as well as our Percepta test, once covered, would be considered ADLTs and that we can determine when to seek ADLT status. We cannot assure you that reimbursement rates under the final regulations for tests like ours will not be adversely affected.

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

Clinical laboratory tests have long been subject to comprehensive regulations under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, as well as by applicable state laws. Most laboratory developed tests, or LDTs, are not currently subject to regulation by the U.S. Food and Drug Administration, or FDA, although reagents, instruments, software or components provided by third parties and used to perform LDTs may be subject to regulation. While the FDA maintains its authority to regulate LDTs, it has chosen to exercise its enforcement discretion not to regulate LDTs as medical devices. We believe that the Afirma GEC and the Percepta and Envisia classifiers are LDTs. In October 2014, the FDA issued draft guidance, entitled "Framework for Regulatory Oversight of LDTs," proposing the phased-in enforcement of premarket review requirements for most LDTs. The framework is similar to previously issued guidance. There is no timeframe in which the FDA must issue final guidance documents. If the guidance were enacted, our tests could be required to comply with FDA regulations applicable to medical devices.

In January 2017 the FDA issued a “Discussion Paper on Laboratory Developed Tests” following input it received from multiple stakeholders who had commented on its 2014 draft guidance. While the FDA specifically states in its Discussion Paper that it does not represent a final version of the LDT draft guidance documents that were published in 2014, it is designed to provide a possible approach to spark further dialogue. The suggested LDT framework could grandfather many types of LDTs without requiring new premarket review or quality management requirements. It is also suggesting a four-year phased implementation of market authorization requirements for some types of tests.

If the FDA were to require us to seek clearance or approval for our existing tests or any of our future products for clinical use, we may not be able to obtain such approvals on a timely basis, or at all. While we believe our current tests would likely qualify for the “grandfathered” tests treatment, there can be no assurance of what the FDA might ultimately require if it issued final guidance. If premarket reviews were required, our business could be negatively impacted if we were required to stop selling our products pending their clearance or approval. In addition, the launch of any new products that we develop could be delayed by the implementation of future FDA guidance. The cost of complying with premarket review requirements, including obtaining clinical data, could be significant. In addition, future regulation by the FDA could subject our business to further regulatory risks and costs. Failure to comply with applicable regulatory requirements of the FDA could result in enforcement action, including receiving untitled or warning letters, fines, injunctions, or civil or criminal penalties. Any such enforcement action would have a material adverse effect on our business, financial condition and operations. In addition, our sample collection containers are listed as Class I devices with the FDA. If the FDA were to determine that they are not Class I devices, we would be required to file 510(k) applications and obtain FDA clearance to use the containers, which could be time consuming and expensive.

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

With the Percepta and Envisia tests, we believe our primary competition will similarly come from traditional methods used by physicians to diagnose the related diseases. For the Percepta test, we expect competition from companies focused on lung cancer such as Integrated Diagnostics, Inc. We also anticipate facing potential competition from companies offering or developing approaches for assessing malignancy risk in patients with lung nodules using alternative samples, such as blood, urine or sputum. However, such "liquid biopsies" are often used earlier in the diagnostic paradigm—for instance, to screen for cancer—or to gauge risk of recurrence or response to treatment.

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

In addition, competitors may develop their own versions of our solutions in countries we may seek to enter where we do not have patents or where our intellectual property rights are not recognized and compete with us in those countries, including encouraging the use of their solutions by physicians in other countries.

To compete successfully, we must be able to demonstrate, among other things, that our diagnostic test results are accurate and cost effective, and we must secure a meaningful level of reimbursement for our products.

Many of our potential competitors have widespread brand recognition and substantially greater financial, technical and research and development resources, and selling and marketing capabilities than we do. Others may develop products with prices lower than ours that could be viewed by physicians and payers as functionally equivalent to our solutions, or offer solutions at prices designed to promote market penetration, which could force us to lower the list price of our solutions and affect our ability to achieve profitability. If we are unable to change clinical practice in a meaningful way or to compete successfully against current and future competitors, we may be unable to increase market acceptance and sales of our products, which could prevent us from increasing our revenue or achieving profitability and could cause the market price of our common stock to decline. As we add new tests and services, we will face many of these same competitive risks for these new tests.

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

In addition, our research and development programs and commercial laboratory operations depend on our ability to attract and retain highly skilled scientists. We may not be able to attract or retain qualified scientists and technicians in the future due to the intense competition for qualified personnel among life science businesses, particularly in the San Francisco Bay Area. Our success in the development and commercialization of advanced diagnostics requires a significant medical and clinical staff to conduct studies and educate physicians and payers on the merits of our tests in order to achieve adoption and reimbursement. We are in a highly competitive industry to attract and retain this talent. As a public company located in the San Francisco Bay Area, we also face intense competition for highly skilled finance and accounting personnel. If we are unable to attract and retain finance and accounting personnel experienced in public company financial reporting, we risk being unable to close our books and file our public documents on a timely basis. Additionally, our success depends on our ability to attract and retain qualified sales people. We recently significantly expanded our sales force as we transitioned out of our Genzyme Corporation co-promotion agreement in the United States. There can be no assurance that we will be successful in maintaining and growing our business. Additionally, as we increase our sales channels for new tests we commercialize, including the Percepta and Envisia tests, we may have difficulties recruiting and training additional sales personnel or retaining qualified salespeople, which could cause a delay or decline in the rate of adoption of our tests. Finally, our business requires specialized capabilities in reimbursement, billing, and other areas and there may be a shortage of qualified individuals. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to support our research and development, clinical laboratory, sales and reimbursement, billing and finance efforts. All of our employees are at will, which means that either we or the employee may terminate their employment at any time. We do not carry key man insurance for any of our employees.

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

Standard industry billing codes, known as CPT codes, that we use to bill for cytopathology do not generally exist for our proprietary molecular diagnostic tests. Therefore, until such time that we are awarded and are able to use a designated CPT code specific to our tests, we use "miscellaneous" codes for claim submissions. These codes can change over time. When codes change, there is a risk of an error being made in the claim adjudication process. These errors can occur with claims submission, third-party transmission or in the processing of the claim by the payer. Claim adjudication errors may result in a delay in payment processing or a reduction in the amount of the payment received. Coding changes, therefore, may have an adverse effect on our revenues. Even when we receive a designated CPT code specific to our tests, such as the one for the Afirma GEC that became effective January 1, 2016, there can be no assurance that payers will recognize these codes in a timely manner or that the process of transitioning to such a code and updating their billing systems and ours will not result in errors, delays in payments and a related increase in accounts receivable balances.

As we introduce new tests, we will need to add new codes to our billing process as well as our financial reporting systems. Failure or delays in effecting these changes in external billing and internal systems and processes could negatively affect our collection rates, revenue, and cost of collecting.

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

We rely on a third-party provider to transmit claims to payers, and any delay in transmitting claims could have an adverse effect on our revenue.

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

We sell Afirma in the United States through our internal sales team and, until recently, also through a co-promotion agreement with Genzyme Corporation, which we terminated effective September 2016. In connection with the transition, we have hired additional sales personnel to sell our Afirma tests. If we are unsuccessful in transitioning the sales and marketing of the Afirma test from Genzyme solely to our internal sales and marketing personnel, we may experience declining test volumes and associated declines in revenue. We may not be able to market or sell the Afirma test effectively enough to maintain or increase demand for the test, or without significant additional sales and marketing efforts and expense. Our failure to do so successfully without the benefit of Genzyme’s efforts could have an adverse effect on our business, financial condition and results of operations.

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

To finance any acquisitions or investments, we may choose to issue shares of our stock as consideration, which would dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may not be able to acquire other companies for stock. Alternatively, it may be necessary for us to raise additional funds for these activities through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all. If these funds are raised through the sale of equity or convertible debt securities, dilution to our stockholders could result. Our current loan and security agreement contains covenants that could limit our ability to sell debt securities or obtain additional debt financing arrangements, which could affect our ability to finance acquisitions or investments other than through the issuance of stock.

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

We are also required to maintain state licenses to conduct testing in our laboratories. California, New York, Texas, among other states' laws, require that we maintain a license and comply with state regulation as a clinical laboratory. Other states may have similar requirements or may adopt similar requirements in the future. In addition, both of our clinical laboratories are required to be licensed on a test-specific basis by New York State. We have received approval for the Afirma and Percepta tests. We will be required to obtain approval for other tests we may offer in the future. New York law also mandates proficiency testing for laboratories licensed under New York state law, regardless of whether such laboratories are located in New York. If we were to lose our CLIA certificate or California license for our South San Francisco laboratory, whether as a result of revocation, suspension or limitation, we would no longer be able to perform the Afirma GEC or Percepta tests, which would eliminate our primary source of revenue and harm our business. If we were to lose our CLIA certificate for our Austin laboratory, we would need to move the receipt and storage of FNAs, as well as the slide preparation for cytopathology, to South San Francisco, which could result in a delay in processing tests during that transition and increased costs. If we were to lose our licenses issued by New York or by other states where we are required to hold licenses, we would not be able to test specimens from those states. New tests we may develop may be subject to new approvals by regulatory bodies such as New York State, and we may not be able to offer our new tests until such approvals are received.

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

In the past, we have entered into clinical study collaborations, and our success in the future depends in part on our ability to enter into additional collaborations with highly regarded institutions. This can be difficult due to internal and external constraints placed on these organizations. Some organizations may limit the number of collaborations they have with any one company so as to not be perceived as biased or conflicted. Organizations may also have insufficient administrative and related infrastructure to enable collaboration with many companies at once, which can extend the time it takes to develop, negotiate and implement a collaboration. Moreover, it may take longer to obtain the samples we need which could delay our trials, publications, and product launches and reimbursement. Additionally, organizations often insist on retaining the rights to publish the clinical data resulting from the collaboration. The publication of clinical data in peer-reviewed journals is a crucial step in commercializing and obtaining reimbursement for our diagnostic tests, and our inability to control when and if results are published may delay or limit our ability to derive sufficient revenue from them.

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

We apply for and in-license patents covering our products and technologies and uses thereof, as we deem appropriate, however we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. We have thirteen issued patents that expire between 2029 and 2032 related to methods used in the Afirma diagnostic platform, in addition to fourteen pending U.S. utility patent applications and two pending Patent Cooperation Treaty, or PCT, patent applications. Some of these U.S. utility patent applications have pending foreign counterparts. We also exclusively licensed intellectual property, including rights to two issued patents that will expire between 2030 and 2032, and three pending U.S. utility patent applications in the thyroid space that would expire between 2030 and 2033 once issued, related to methods that are used in the Afirma diagnostic test, some of which have foreign counterparts. In the lung diagnostic space, we exclusively license intellectual property rights to seven pending patent applications and one issued patent in the United States and abroad. Patents issuing from the licensed portfolio will expire between 2024 and 2028. In addition, we own a PCT application and a pending U.S. application related to our Percepta test. The PCT application is currently in the process of being nationalized in Australia, Canada, China, Europe, Japan, and South Korea. We also own two applications related to other lung diseases, and a PCT application, a pending U.S. application, two ex-U.S. applications, and one provisional U.S. application related to Envisia. Any patents granted from our current lung cancer patent applications will expire no earlier than 2035 and those from the interstitial lung disease patent applications will expire no earlier than from 2034 to 2037. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. We may not be successful in defending any challenges made against our patents or patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents and increased competition to our business. The outcome of patent litigation can be uncertain and any attempt by us to enforce our patent rights against others may not be successful, or, if successful, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business.

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

As of February 24, 2017, directors and executive officers and their affiliates beneficially owned, in the aggregate, 34% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders' ability to influence corporate matters and may have the effect of delaying or preventing a third-party from acquiring control over us.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

On April 29, 2015, we signed a non-cancelable lease agreement for approximately 59,000 square feet to serve as our South San Francisco, California headquarters and laboratory. The lease began in June 2015 and ends in March 2026, and contains extension of lease term and expansion options. Certain expansion options were waived by the Company on February 8, 2017 in exchange for consideration of $500,000. We also lease approximately 10,400 square feet of office and laboratory space in Austin, Texas, under a lease that expires in July 2018, with an option for us to extend the lease for an additional five years.

ITEM 3.    LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. We may from time to time become involved in legal proceedings arising in the ordinary course of business.

ITEM 4.    MINE SAFETY DISCLOSURE

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their ages and positions as of February 24, 2017, are as set forth below:

Name	Age	Position
Bonnie H. Anderson	58	Chairman, President and Chief Executive Officer
Julie A. Brooks	71	General Counsel and Secretary
Keith S. Kennedy	47	Chief Financial Officer
Christopher M. Hall	48	Chief Operating Officer

Bonnie H. Anderson has served as our Chief Executive Officer and as a member of our board of directors since February 2008. From August 2013 to February 2017, she served as our President, and in December 2016, she was appointed Chairman of the Board of Directors. Prior to joining us, Ms. Anderson was an independent strategic consultant from April 2006 to January 2008, including as a strategic consultant for us from July 2007 to January 2008. Ms. Anderson was a Vice President at Beckman Coulter, Inc., a manufacturer of biomedical testing instrument systems, tests and supplies, from September 2000 to March 2006. She currently serves as a director of Castle Biosciences, Inc. and as a trustee emeritus of the Keck Graduate Institute of Applied Life Sciences. Ms. Anderson holds a B.S. in Medical Technology from Indiana University of Pennsylvania.

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

Keith S. Kennedy, age 47, has served as our Chief Financial Officer since December 2016. Prior to joining us, Mr. Kennedy provided strategic counsel and consulting services from his consulting practice from September 2015 to November 2016, including advisory services to Pennant Park Investment Advisors.  From February 2012 to August 2015, Mr. Kennedy served at MCG Capital Corporation, a commercial finance company, as President and Chief Executive Officer from March 2014 to August 2015, as Chief

Financial Officer, Chief Accounting Officer and Treasurer from May 2012 to March 2014 and as Executive Vice President and Managing Director from February 2012 to April 2012.  From May 2011 to February 2012, Mr. Kennedy served as an Executive-in-Residence at Arlington Capital Partners.  From October 2009 to April 2011, Mr. Kennedy pursued principal investing, including serving as Executive-in-Residence at J.I. Kislak, Inc from March 2010 to September 2010. From October 2002 to September 2009, Mr. Kennedy served as Managing Director at GE Capital, Inc. From September 1999 to October 2002, Mr. Kennedy worked as a manager of transaction services at Ernst & Young LLP.  Mr. Kennedy served in the U.S. Air Force from December 1992 to December 1996.  Mr. Kennedy holds a B.S. in Accounting with high distinction from Indiana University and holds an M.B.A. from the College of William & Mary.  Mr. Kennedy is a chartered financial analyst and certified public accountant.

Christopher M. Hall has served as our Chief Operating Officer since September 2014 and in February 2017, he was appointed as our President. Mr. Hall served as our Chief Commercial Officer from March 2010 to September 2014. Prior to joining us, Mr. Hall served as Chief Business Officer of Celera Corporation, a diagnostics company focusing on personalized disease management, from October 2008 to February 2010. From August 2002 to February 2010, Mr. Hall served in various executive and senior positions at Berkeley HeartLab, Inc., a cardiovascular disease management company that was acquired by Celera in October 2007, including Chief Clinical Operations Officer and Vice President of Marketing. Mr. Hall holds a B.A. in Economics and Political Science from DePauw University and an M.B.A. from Harvard Business School.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock commenced trading on The NASDAQ Global Market under the symbol "VCYT" on October 30, 2013. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low sales prices of our common stock, on a per share basis, as reported by The NASDAQ Global Market, for the periods indicated:

	High	Low
2016
Fourth Quarter	$8.45	$5.82
Third Quarter	$7.96	$4.83
Second Quarter	$5.98	$4.81
First Quarter	$7.31	$4.21
2015
Fourth Quarter	$8.15	$4.69
Third Quarter	$12.47	$4.59
Second Quarter	$12.20	$7.24
First Quarter	$9.74	$6.50

As of February 24, 2017, there were approximately 23 holders of record of our common stock. However, because many of our outstanding shares are held in accounts with brokers and other institutions, we have more beneficial owners.

Dividend Policy

We have never declared or paid dividends on our common stock and do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used for the operation and growth of our business. Any future determination to declare dividends will be subject to the discretion of our board of directors and will depend on various factors, including applicable laws, our results of operations, financial condition, future prospects, and any other factors deemed relevant by our board of directors. In addition, the terms of our credit agreement restrict our ability to pay dividends on our common stock, and we may also enter into credit agreements or other borrowing arrangements in the future that will further restrict our ability to declare or pay dividends on our common stock.

Stock Performance Graph

The following information is not deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 (the "Exchange Act") or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.

The graph below shows the cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100.00 on the date specified in each of our common stock, The NASDAQ Global Market Index, and the NASDAQ Biotechnology Index for the period commencing on October 30, 2013 (the first day of trading of our common stock) and ending on December 31, 2016. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of future performance of our common stock.

	October 30, 2013	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016
Veracyte, Inc.	$100.00	$109.00	$73.00	$54.00	$58.00
NASDAQ Global Market Index	$100.00	$107.00	$121.00	$128.00	$137.00
NASDAQ Biotechnology Index	$100.00	$109.00	$147.00	$164.00	$129.00

ITEM 6.    SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements and related notes included elsewhere in this annual report. The selected balance sheet data at December 31, 2016 and 2015 and the selected statements of operations data for each of the years ended December 31, 2016, 2015 and 2014 have been derived from our audited financial statements that are included elsewhere in this report. The selected balance sheet data at December 31, 2014, 2013 and 2012 and the selected statements of operations data for the years ended December 31, 2013 and 2012 have been derived from our audited financial statements not included in this report. The financial data are historical and are not necessarily indicative of results to be expected in any future period (in thousands of dollars, except share and per share data and GECs reported):

	Year Ended December 31,
	2016	2015	2014	2013	2012
Statements of Operations Data:
Revenue	$65,085	$49,503	$38,190	$21,884	$11,628
Operating expenses:
Cost of revenue(1)	25,462	21,497	16,606	12,607	7,584
Research and development(1)	15,324	12,796	9,804	7,810	6,608
Selling and marketing(1)	28,248	25,293	21,932	12,540	8,447
General and administrative(1)	23,787	22,583	18,854	12,100	7,918
Intangible asset amortization	1,067	800	—	—	—
Total operating expenses(1)	93,888	82,969	67,196	45,057	30,557
Loss from operations	(28,803)	(33,466)	(29,006)	(23,173)	(18,929)
Interest expense	(2,757)	(378)	(439)	(233)	—
Other income (expense), net	202	140	72	(2,174)	280
Net loss	$(31,358)	$(33,704)	$(29,373)	$(25,580)	$(18,649)
Net loss per common share, basic and diluted	$(1.09)	$(1.30)	$(1.36)	$(6.15)	$(28.68)
Shares used in computing net loss per common share, basic and diluted	28,830,472	25,994,193	21,639,374	4,158,664	650,333
Other Operating Data:
GECs reported	23,237	19,421	14,061	9,716	4,993
_____________________________________________

(1)	Includes employee stock-based compensation as follows:

	Year Ended December 31,
	2016	2015	2014	2013	2012
Cost of revenue	$126	$100	$51	$34	$26
Research and development	1,322	1,178	790	250	131
Selling and marketing	1,594	1,326	707	169	111
General and administrative	3,336	2,998	2,000	794	407
Total stock-based compensation	$6,378	$5,602	$3,548	$1,247	$675

Balance Sheets Data:

	As of December 31,
	2016	2015	2014	2013	2012
Cash and cash equivalents	$59,219	$39,084	$35,014	$71,220	$14,002
Working capital	62,093	33,192	26,203	61,019	7,390
Total assets	101,034	75,247	64,839	79,630	19,067
Convertible preferred stock	—	—	—	—	63,372
Accumulated deficit	(180,084)	(148,726)	(115,022)	(85,649)	(60,069)
Total stockholders' equity (deficit)	59,581	51,252	41,374	56,443	(58,471)

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

Overview

We are a leading genomic diagnostics company that is fundamentally improving patient care by resolving diagnostic uncertainty with evidence that is trustworthy and actionable. Our products uniquely combine genomic technology, clinical science and machine learning to provide answers that give physicians and patients a clear path forward without risky, costly surgery that is often unnecessary.

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

We deploy machine learning methods and RNA expression to improve diagnostic clarity for cancer and other diseases. In our thyroid and lung cancer indications, diagnosis can be ambiguous in approximately 15-70% of patients undergoing diagnostic evaluation. Our tests provide clarity of diagnosis that can in turn guide treatment decisions in approximately half of those cases, eliminating costly, risky surgeries and other unnecessary medical procedures, improving the lives of patients and saving the healthcare system money.

Since our founding in 2008, we have commercialized three genomic tests that we believe are transforming diagnostics: the Afirma Gene Expression Classifier, or GEC, for thyroid cancer; the Percepta Bronchial Genomic Classifier for lung cancer; and the Envisia Genomic Classifier for idiopathic pulmonary fibrosis, or IPF. Collectively, we believe these three tests address a $2 billion global market opportunity.

The published evidence supporting our tests demonstrates the robustness of our science and clinical studies. Patients and physicians can access our full list of publications on our website. Nearly 30 clinical studies covering our products have been published, including two landmark clinical validation papers published in The New England Journal of Medicine. We continue to build upon our extensive library of clinical evidence. We also expect to continue expanding our offerings in thyroid cancer, lung cancer and interstitial lung diseases such as IPF as well as other cancer indications that we believe will benefit from our technology and approach.

We believe our focus on developing clinically useful tests that change patient care is enabling the company to set new standards in genomic test reimbursement. Our flagship product, the Afirma GEC, is now covered for more than 200 million people in the U.S. for use in thyroid cancer diagnosis and our second commercial product, the Percepta classifier, is the first genomic test to gain Medicare coverage for improved lung cancer screening and diagnosis.

Fourth Quarter and Full-Year 2016 Financial Results

•	Revenue for the three- and twelve-month periods ended December 31, 2016 was $18.3 million and $65.1 million, respectively, an increase of 30% and 31% over the prior year.

•
Afirma Gene Expression Classifier (GEC) Reported Volume for the three- and twelve-month periods ended December 31, 2016 was 6,313 and 23,237, respectively, an increase of 13% and 20% over the prior year.

•	Operating Expenses for the three- and twelve-month periods ended December 31, 2016, were $21.9 million and $93.9 million, respectively, an increase of 0% and 13% over the prior year.

•	Net Loss and Comprehensive Loss for the three- and twelve-month periods ended December 31, 2016 was ($4.4) million and ($31.4) million, respectively, a 45% and 7% reduction from the prior year.

•
Cash and cash equivalents was $59.2 million at December 31, 2016. During the twelve-month period ended December 31, 2016, the company raised $51.1 million in capital, including $19.2 million in net proceeds from its March 2016 debt financing and $31.9 million in net proceeds from a public offering of common stock.

•
Cash Burn for the three- and twelve-month periods ended December 31, 2016 (which is defined as net cash used in operating activities and purchases of property and equipment), was $4.7 million and $32.2 million, respectively, a 33% and 3% improvement compared to the prior year.

2016 and Recent Business Highlights

Reimbursement:

•
Executed a Blues group-purchasing agreement in April 2016, accelerating Blues plan in-network contracting and overall reimbursement for the Afirma GEC thyroid cancer test. As of February 28, 2017, the company has more than 70 million Blues plan members under coverage and nearly 25 million under contract.

•	Expanded overall covered lives for the Afirma GEC by 50 million to nearly 225 million and overall contracted lives by 25 million to over 155 million as of February 28, 2017.

•
Achieved draft Medicare coverage policies for the Percepta Bronchial Genomic Classifier for use in lung cancer screening and diagnosis, leading to two final policies scheduled to become effective in March 2017.

Clinical Evidence and Commercial Expansion:

•
Clinical utility and cost-effectiveness data for the Percepta classifier were presented at the American Thoracic Society and the CHEST annual meetings, further suggesting that use of the Percepta classifier changes patient care and reduces healthcare costs as intended.

•
Launched the Envisia Genomic Classifier at the CHEST annual meeting in October 2016, in conjunction with the presentation of new data suggesting the test’s ability to significantly improve the diagnosis of IPF without the need for risky, expensive surgery.

Pipeline Advancements:

•
Presented data at the American Thyroid Association meeting in September 2016, demonstrating the potential for a next-generation Afirma GEC, planned for 2017 introduction, to substantially increase the percentage of patients with benign thyroid nodules who may be able to avoid unnecessary surgery.

•
Data were published in the Journal of the National Cancer Institute suggesting the potential for the “field of injury” technology behind Veracyte’s Percepta classifier to enable lung cancer detection using a simple, non-invasive nasal swab test.

Factors Affecting Our Performance

The Number of FNAs We Receive and GECs Performed

The growth in our business is tied to the number of FNAs we receive and the number of GECs performed. Approximately 84% of FNAs we receive are for the Afirma solution, which consists of services related to rendering a cytopathology diagnosis, and if the cytopathology result is indeterminate, the GEC is performed. The remaining approximate 16% of FNAs are received from customers performing cytopathology and when the cytopathology result is indeterminate, the FNA is sent to us for the GEC only. The rate at which adoption occurs in these two settings will cause these two percentages to fluctuate over time. Less than 1% of the FNA samples we receive for cytopathology have insufficient cellular material from which to render a cytopathology diagnosis. We only bill the technical component, including slide preparation, for these tests. For results that are benign or suspicious/malignant by cytopathology, we bill for these services when we issue the report to the physician. If the cytopathology result is indeterminate, defined as atypia/follicular lesions of undetermined significance (AUS/FLUS) or suspicious for FN/HCN, we perform the GEC. Historically, approximately 14%-17% of samples we have received for the Afirma solution have yielded indeterminate results by cytopathology. Approximately 5%-10% of the samples for GEC testing have insufficient RNA from which to render a result. The GEC can be reported as Benign, Suspicious or No Result. We bill for the GEC Benign and GEC Suspicious results only. After the GEC is completed, we issue the cytopathology report for the indeterminate results as well as the GEC report, and then bill for both of these tests. We incur costs of collecting and shipping the FNAs and a portion of the costs of performing tests where we cannot ultimately issue a patient report. Because we cannot bill for all samples received, the number of FNAs received does not directly correlate to the total number of patient reports issued and the amount billed.

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

How We Recognize Revenue

We recognize revenue on an accrual basis when we are able to make a reasonable estimate of reimbursement at the time delivery is complete. In the first period in which revenue is accrued for a particular payer or test, there generally is a one-time increase in revenue. Until we have contracts with payers or can reasonably estimate the amount that will ultimately be received, we recognize the related revenue on the cash basis. As we commercialize new products, we will need to be able to make a reasonable estimate of the amount that will ultimately be received from each payer for each new product offering prior to being able to recognize the related revenue on an accrual basis. Because the timing and amount of cash payments received from payers as well as one-time increases in revenue from newly accrued payers are difficult to predict, we expect that our revenue will fluctuate significantly in any given quarter.

As of December 31, 2016, cumulative amounts billed at list price for tests processed which were not recognized as revenue upon delivery of a patient report because our accrual revenue recognition criteria were not met and for which we have not collected cash or written off as uncollectible, totaled approximately $161.2 million.

As of December 31, 2015, cumulative amounts billed at list price for tests processed which were not recognized as revenue upon delivery of a patient report because our accrual revenue recognition criteria were not met and for which we have not collected cash or written off as uncollectible, totaled $134 million. Of this amount, we recognized revenue of approximately $7.5 million in the year ended December 31, 2016, when cash was received.

Our average reimbursement per GEC was approximately $2,300 for the quarter ended December 31, 2016 as compared with approximately $2,200 for the same period in 2015. The average quarterly reimbursement ranged from $2,100 to $2,300 in 2016 as compared to a range of $2,200 to $2,300 in 2015. The average GEC reimbursement rate will change over time due to a number of factors, including medical coverage decisions by payers, the effects of contracts signed with payers, changes in allowed amounts by payers, our ability to successfully win appeals for payment, and our ability to collect cash payments from third-party payers and individual patients. Historical average reimbursement is not necessarily indicative of future average reimbursement.

We calculate the average GEC reimbursement from all payers, whether they are on the cash or an accrual basis, for tests that are on average a year old, since it can take a significant period of time to collect from some payers. We use an average of reimbursement for tests provided over two quarters as it reduces the effects of temporary volatility and seasonal effects. Thus the average reimbursement per GEC represents the total cash collected to date against GEC tests performed during the relevant period divided by the number of GEC tests performed during that same period.

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

Impact of Genzyme Co-promotion Agreements

From January 2012 through September 9, 2016, we were party to a Co-Promotion Agreement with Genzyme to market the Afirma solution in the United States. The agreement required that we pay a certain percentage of our cash receipts from the sale of the Afirma solution to Genzyme, which percentage decreased over time, ranging from 50% in 2012 to 15% beginning January 1, 2015. We received a $10.0 million upfront co-promotion fee from Genzyme under the Co-Promotion Agreement, which we amortized over the estimated useful life based on the provisions of the agreement as a reduction to selling and marketing expenses.

On March 9, 2016, we gave Genzyme notice of termination of the Agreement effective September 9, 2016 and the amortization of the upfront co-promotion fee was extended to that date. The final payments totaling $4.0 million under the Agreement were made in September 2016. We amortized $948,000 of the $10.0 million upfront co-promotion fee in the year ended December 31, 2016, compared to $1.9 million in the same period in 2015. The upfront co-promotion fee was fully amortized as of September 30, 2016.

Under the Ex-U.S. Agreement, or Ex-U.S. Agreement, we have agreed to pay Genzyme 25% of net revenue from the sale of the Afirma GEC test in Brazil and Singapore over a five-year period commencing January 1, 2015. Beginning in the fourth year of the agreement, which was effective in February 2015, if we terminate the agreement for convenience, we may be required to pay a termination fee contingent on the number of GEC billable results generated.

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

Financial Overview

Revenue

Through December 31, 2016, all of our revenue have been derived from the sale of Afirma. To date, Afirma has been delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of cash collection from the third-party payer and individual patients. Third-party payers in excess of 10% of revenue and their related revenue as a percentage of total revenue were as follows:

	Year Ended December 31,
	2016	2015	2014
Medicare	27%	26%	26%
UnitedHealthcare	12%	14%	18%
Aetna	8%	9%	11%
	47%	49%	55%

For tests performed where we can reasonably estimate the amount we will ultimately receive at the time delivery is complete, such as in the case of Medicare and certain other payers, we recognize the related revenue upon delivery of a patient report to the prescribing physician based on the established billing rate less contractual and other adjustments to arrive at the amount that we expect to ultimately receive. We determine the amount we expect to ultimately receive based on a per payer, per contract or agreement basis. Upon ultimate collection, the amount received where reimbursement was estimated is compared to previous estimates and the amount accrued is adjusted accordingly. In other situations, where we cannot reasonably estimate the amount that will be ultimately received, we recognize revenue on the cash basis. The incremental accrued revenue and decrease in loss from operations as a result of additional payers meeting our revenue recognition criteria was $4.1 million, $0.7 million and $0.8 million for tests delivered in the years ended December 31, 2016, 2015 and 2014, respectively. The incremental accrued revenue decreased loss per common share by $0.13, $0.03 and $0.04 for the years ended December 31, 2016, 2015 and 2014, respectively. Our ability to increase our revenue will depend on our ability to penetrate the market, obtain positive coverage policies from additional third-party payers, obtain reimbursement and/or enter into contracts with additional third-party payers for our current and new tests, and increase reimbursement rates for tests performed. Finally, should we recognize revenue on an accrual basis and later determine the judgments underlying estimated reimbursement change, our financial results could be negatively impacted in future quarters.

Cost of Revenue

The components of our cost of revenue are materials and service costs, including cytopathology testing services, stock-based compensation expense, direct labor costs, equipment and infrastructure expenses associated with testing samples, shipping charges to transport samples, and allocated overhead including rent, information technology, equipment depreciation and utilities. Costs associated with performing tests are recorded as the test is processed regardless of whether or when revenue is recognized with respect to that test. As a result, our cost of revenue as a percentage of revenue may vary significantly from period to period because we do not recognize all revenue in the period in which the associated costs are incurred. We expect cost of revenue in absolute dollars to increase as the number of tests we perform increases and from the higher costs of our new facility. However, we expect that the cost per test will decrease over time due to leveraging fixed costs, efficiencies we may gain as test volume increases and from automation, process efficiencies and other cost reductions. As we introduce new tests, initially our cost of revenue will be high and will increase disproportionately our aggregate cost of revenue until we achieve efficiencies in processing these new tests.

Research and Development

Research and development expenses include costs incurred to develop our technology, collect clinical samples and conduct clinical studies to develop and support our products. These costs consist of personnel costs, including stock-based compensation expense, prototype materials, laboratory supplies, consulting costs, costs associated with setting up and conducting clinical studies at domestic and international sites, and allocated overhead including rent, information technology, equipment depreciation and utilities. We expense all research and development expenses in the periods in which they are incurred. We expect to incur significant research and development expenses as we continue to invest in research and development activities related to developing additional products and evaluating various platforms. We incurred research and development expenses in 2016 for the development and launch of Envisia and for the continued development and support of the Afirma and Percepta tests. In 2017, we expect to incur research and development expenses on ongoing evidence development for our Afirma. Percepta and Envisia classifiers.

Selling and Marketing

Selling and marketing expenses consist of personnel costs, including stock-based compensation expense, direct marketing expenses, consulting costs, and allocated overhead including rent, information technology, equipment depreciation and utilities. In addition, co-promotion fees paid to Genzyme, net of amortization of the upfront fee received, are included in selling and marketing expenses. Beginning in November 2014, our personnel and marketing costs increased as we took on more sales and marketing responsibilities related to Afirma, but these increases were offset by the lower rate we were required to pay Genzyme under the Co-Promotion Agreement beginning in January 2015. On March 9, 2016, we gave Genzyme notice of termination of the Co-Promotion Agreement effective September 9, 2016. Consequently, in 2016, we further expanded our internal sales force and increased our marketing spending as we transitioned out of the relationship. We have also incurred increased selling and marketing expense as a result of investments in our lung product portfolio. We believe selling and marketing expenses will continue to increase as we launch and promote our new tests.

General and Administrative

General and administrative expenses include those from executive, finance and accounting, human resources, legal, billing and client services, and quality and regulatory functions. These expenses include personnel costs, including stock-based compensation expense, audit and legal expenses, consulting costs, costs associated with being a public company, and allocated overhead including rent, information technology, equipment depreciation and utilities. We expect these expenses to continue to grow as we build our general and administration infrastructure and to stabilize thereafter.

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

Critical Accounting Policies and Estimates

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

Revenue Recognition

We recognize revenue in accordance with the provisions of Accounting Standards Codification (“ASC”) 954-605, Health Care Entities — Revenue Recognition. Our revenue is generated from the provision of diagnostic services. The service is completed upon the delivery of test results to the prescribing physician, at which time we bill for the service. We recognize revenue related to billings for tests delivered on an accrual basis when amounts that will ultimately be realized can be reasonably estimated. The estimates of amounts that will ultimately be realized require significant judgment by management. Until a contract has been negotiated with a commercial payer or governmental program, our tests may or may not be covered by these entities’ existing reimbursement policies. In addition, patients do not enter into direct agreements with us that commit them to pay any portion of the cost of the tests in the event that their insurance declines to reimburse us. We may bill the patient directly for these amounts in the form of co-payments and co-insurance in accordance with their insurance carrier and health plans. In the absence of contracted reimbursement coverage or the ability to reasonably estimate the amount that will ultimately be realized for our services, revenue is recognized on the cash basis.

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

Finite-lived Intangible Assets

Finite-lived intangible assets relates to intangible assets reclassified from indefinite-lived intangible assets, following the launch of Percepta in April 2015. We amortize finite-lived intangible assets using the straight-line method, over their estimated useful life. The estimated useful life of 15 years was used for the intangible asset related to Percepta based on management's estimate of product life, product life of other diagnostic tests and patent life. We test this finite-lived intangible asset for impairment when events or circumstances indicate a reduction in the fair value below its carrying amount. There was no impairment for the years ended December 31, 2016 and 2015.

Goodwill

Goodwill, derived from our acquisition of Allegro, is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate that it may be impaired. Our goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. We have determined that we operate in a single segment and have a single reporting unit associated with the development and commercialization of diagnostic products. In the event we determine that it is more likely than not the carrying value of the reporting unit is higher than its fair value, quantitative testing is performed comparing recorded values to estimated fair values. If impairment is present, the impairment loss is measured as the excess of the recorded goodwill over its implied fair value. We perform our annual evaluation of goodwill during the fourth quarter of each fiscal year. There was no impairment for the years ended December 31, 2016 and 2015.

Stock-based Compensation

We recognize stock-based compensation expense for only those shares underlying stock options and restricted stock units that we expect to vest on a straight-line basis over the requisite service period of the award. We estimate the fair value of stock options using a Black-Scholes option-pricing model, which requires the input of highly subjective assumptions, including the option's expected term and stock price volatility. In addition, judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. Forfeitures are estimated based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management's judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Results of Operations

Comparison of the Years Ended December 31, 2016, 2015 and 2014 (in thousands of dollars, except percentages)

	Year Ended December 31,
	2016	Change	%	2015	Change	%	2014
Revenue	$65,085	$15,582	31%	$49,503	$11,313	30%	$38,190
Operating expense:
Cost of revenue	25,462	3,965	18%	21,497	4,891	29%	16,606
Research and development	15,324	2,528	20%	12,796	2,992	31%	9,804
Selling and marketing	28,248	2,955	12%	25,293	3,361	15%	21,932
General and administrative	23,787	1,204	5%	22,583	3,729	20%	18,854
Intangible asset amortization	1,067	267	33%	800	800	—	—
Total operating expenses	93,888	10,919	13%	82,969	15,773	23%	67,196
Loss from operations	(28,803)	4,663	14%	(33,466)	(4,460)	(15)%	(29,006)
Interest expense	(2,757)	(2,379)	629%	(378)	61	14%	(439)
Other income (expense), net	202	62	44%	140	68	94%	72
Net loss and comprehensive loss	$(31,358)	$2,346	7%	$(33,704)	$(4,331)	(15)%	$(29,373)

Revenue

Revenue increased $15.6 million, or 31%, for the year ended December 31, 2016 compared to the same period in 2015. The increase was primarily due to the increased adoption of Afirma and the resultant increase in tests delivered, especially the proportion of GEC tests reported and additional payers meeting our revenue recognition criteria for accrual. Revenue recognized when cash is received has decreased because more payers who were previously recognized on the cash basis have met our revenue recognition criteria and are recognized on an accrual basis.

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

Revenue recognized on an accrual basis and when cash is received for the years ended December 31, 2016, 2015 and 2014 was as follows (in thousands of dollars, except percentages):

	Year Ended December 31,
	2016	%	2015	%	2014	%
Revenue recognized on an accrual basis	$47,099	72%	$27,043	55%	$12,545	33%
Revenue recognized when cash is received	17,986	28%	22,460	45%	25,645	67%
Total	$65,085	100%	$49,503	100%	$38,190	100%

Cost of revenue

Comparison of the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands of dollars, except percentages):

	Year Ended December 31,
	2016	Change	%	2015	Change	%	2014
Cost of revenue:
Reagents, chips, consumables and related	$9,639	$2,131	28%	$7,508	$2,238	42%	$5,271
Cytopathology fees and related costs	5,963	427	8%	5,536	975	21%	4,561
Sample collection	3,458	334	11%	3,124	593	23%	2,531
Direct labor	3,195	667	26%	2,528	719	40%	1,809
Other	3,207	406	14%	2,801	366	15%	2,434
Total	$25,462	$3,965	18%	$21,497	$4,891	29%	$16,606

Cost of revenue increased $4.0 million, or 18%, for the year ended December 31, 2016 compared to the same period in 2015. Given our continued focus on GEC growth and the adoption of the Afirma test, GEC tests increased by 20% and cytopathology tests increased by 7%. The increase in reagents, chips, consumables and related costs is associated primarily with increased GEC test volume and commission expense to a supplier corresponding increased GEC test volume, as well as additional payers meeting our revenue recognition criteria for accrual in 2016. The increase in cytopathology fees is related to the volume increase in FNA samples processed. The increase in sample collection costs is primarily related to increased volume of samples. The increase in direct labor is associated with an average lab headcount increase of 19%, the increase in sample volume, and the mix shift to relatively more GECs versus cytopathology tests, as more labor hours are incurred on GEC tests compared to cytopathology tests and at a higher average employee cost. Other costs are primarily indirect costs, such as facilities allocation, depreciation and equipment maintenance, which increased as a result of increased allocable costs, mainly due to our move into a larger facility in early 2016.

Cost of revenue increased $4.9 million, or 29%, for the year ended December 31, 2015 compared to the same period in 2014. Given our continued focus on GEC growth and the adoption of the Afirma test, GEC tests increased by 38% and cytopathology tests increased by 13%. The increase in reagents, chips, consumables and related costs is associated primarily with increased GEC test volume. The increase in cytopathology fees is related to the volume increase in FNA samples processed. The increase in sample collection costs is primarily related to increased volume of samples. The increase in direct labor is associated with the increase in sample volume and the mix shift to relatively more GECs versus cytopathology tests, as more labor hours are incurred on GEC tests compared to cytopathology tests and at a higher average employee cost. Other costs are primarily indirect costs, such as facilities allocation, depreciation and equipment maintenance, which increased as a result of increased allocable costs and increased allocation to cost of revenue due to an average headcount increase of 34%.

Research and development

Comparison of the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands of dollars, except percentages):

	Year Ended December 31,
	2016	Change	%	2015	Change	%	2014
Research and development expense:
Personnel-related expense	$6,846	$932	16%	$5,914	$1,380	30%	$4,534
Stock-based compensation expense	1,322	144	12%	1,178	388	49%	790
Direct R&D expense	4,202	796	23%	3,406	672	25%	2,734
Other expense	2,954	656	29%	2,298	552	32%	1,746
Total	$15,324	$2,528	20%	$12,796	$2,992	31%	$9,804

Research and development expense increased $2.5 million, or 20%, for the year ended December 31, 2016 compared to the same period in 2015. The increase in personnel-related expense was primarily due to an 8% increase in average headcount including an increase in senior level positions, and increased accrued bonuses as a result of increased bonus targets and performance. The increase in stock-based compensation expense reflects option grants to new and existing employees. The increase in direct R&D expense was primarily due to materials purchased for research and development experiments. Other expense increased primarily as a result of depreciation and increased information technology and facilities expenses that were related to research and development activities.

Research and development expense increased $3.0 million, or 31%, for the year ended December 31, 2015 compared to the same period in 2014. The increase in personnel-related expense was primarily due to increased accrued bonuses as a result of increased bonus targets and performance as well as an 18% increase in average headcount in 2015 compared to 2014. The increase in stock-based compensation expense reflects option grants to new and existing employees. The increase in direct R&D expense was primarily due to increased clinical expenses associated with our ongoing thyroid studies and the Percepta clinical utility study and materials purchased for research and development experiments. Other expense increased primarily as a result of consulting and increased information technology and facilities expenses that were related to research and development activities.

Selling and marketing

Comparison of the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands of dollars, except percentages):

	Year Ended December 31,
	2016	Change	%	2015	Change	%	2014
Selling and marketing expense:
Genzyme co-promotion expense, net	$5,103	$(264)	(5)%	$5,367	$(4,366)	(45)%	$9,733
Personnel-related expense	15,473	$3,406	28%	12,067	3,946	49%	8,121
Stock-based compensation expense	1,594	$268	20%	1,326	619	88%	707
Direct marketing expense	2,957	$89	3%	2,868	1,324	86%	1,544
Other expense	3,121	$(544)	(15)%	3,665	1,838	101%	1,827
Total	$28,248	$2,955	12%	$25,293	$3,361	15%	$21,932

Selling and marketing expense increased $3.0 million, or 12%, for the year ended December 31, 2016 compared to the same period in 2015. The decrease in Genzyme co-promotion expense, net, reflects the termination of the Co-Promotion Agreement in September 2016 offset by higher co-promotion fees from an increase in cash collections for Afirma up to the termination of the Co-Promotion Agreement as compared to the same period in the prior year. The increase in personnel-related expense was primarily due to a 30% increase in average headcount of our sales and marketing team as a result of the termination of the Co-Promotion Agreement, as well as increased commissions. The increase in stock-based compensation expense reflects option grants to new and existing employees. The decrease in other expense was primarily due to a reduction of consulting expenses.

Selling and marketing expense increased $3.4 million, or 15%, for the year ended December 31, 2015 compared to the same period in 2014. The decrease in Genzyme co-promotion expense, net, reflects a reduction in the co-promotion percentage rate payable to Genzyme in 2015 as compared to 2014, partially offset by growth in cash collections. The increase in personnel-related expense was primarily due to a 47% increase in average headcount of our sales and marketing team in 2015 compared to 2014, as well as increased commissions and accrued bonus as a result of increased performance and bonus targets. The increase in stock-based compensation expense reflects option grants to new and existing employees. The increase in direct marketing expense was due primarily to expenses associated with Afirma, including trade shows, market research, advertising, public relations, speaker programs and, to a lesser extent, lung-related marketing expenses. The increase in other expense was primarily due to an increase in consulting expenses and, to a lesser extent, an increase in information technology and facilities expenses that were related to sales and marketing activities.

General and administrative

Comparison of the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands of dollars, except percentages):

	Year Ended December 31,
	2016	Change	%	2015	Change	%	2014
General and administrative expense:
Personnel-related expense	$12,630	$2,235	22%	$10,395	$832	9%	$9,563
Stock-based compensation expense	3,336	$338	11%	2,998	998	50%	2,000
Professional fees expense	4,455	$(623)	(12)%	5,078	553	12%	4,525
Rent and other facilities expense	2,470	$(156)	(6)%	2,626	1,122	75%	1,504
Other expense	896	$(590)	(40)%	1,486	224	18%	1,262
Total	$23,787	$1,204	5%	$22,583	$3,729	20%	$18,854

General and administrative expense increased $1.2 million, or 5%, for the year ended December 31, 2016 compared to the same period in 2015. The increase in personnel-related expense was primarily due to a 9% increase in average headcount in 2016 compared to 2015, increased accrued bonuses as a result of increased bonus targets and performance, and higher employee separation costs. The increase in stock-based compensation expense was primarily due to option grants to new and existing employees. The decrease in professional fees was primarily due to lower audit and legal expenses. The decrease in rent and other facilities expense was largely due to incurring more months of facilities expenses in 2015 for our new South San Francisco facility and our previous space, for which the lease ended in March 2016. The decrease in other expense was primarily due to consulting expense of approximately $1.2 million in 2015, largely related to accounting services that did not recur as we hired full-time staff, partially offset by higher general administrative expenses.

General and administrative expense increased $3.7 million, or 20%, for the year ended December 31, 2015 compared to the same period in 2014. The increase in personnel-related expense was primarily due to increased accrued bonuses as a result of increased bonus targets and performance, as well as an 18% increase in average headcount in 2015 compared to 2014, offset by bonus and severance of $1.2 million associated with the Allegro acquisition in 2014. The increase in stock-based compensation expense was primarily due to option grants to new and existing employees. The increase in professional fees includes higher accounting, audit, legal and other corporate expenses including insurance, offset by $0.5 million of professional and consulting fees associated with the Allegro acquisition in 2014. The increase in rent and other facilities expense was largely due to incurring expense for our new South San Francisco facility, as well as our previous space, for which the lease ended in March 2016. While we did not begin to make rent payments for our new South San Francisco facility until April 2016, in accordance with GAAP, the rent is expensed on a straight-line basis over the lease period. Prior to utilizing the space, this rent expense was being charged to general and administrative in the amount of approximately $0.5 million per quarter. The increase in other expense was due primarily to an increase in consulting expense of approximately $0.5 million and other expenses, partially offset by decreases in information technology and facilities costs as a result of higher allocations to other functions due to increased average headcount in other functions.

Interest expense

Interest expense increased $2.4 million for the year ended December 31, 2016 compared to the same period in 2015, primarily due to interest on the initial term loan of $25.0 million under a credit agreement entered into in March 2016. Interest expense decreased $61,000 for the year ended December 31, 2015 compared to the same period in 2014, primarily due to the debt modification under our amended loan and security agreement entered into in December 2014.

Other income (expense), net

Other income (expense), net, increased $62,000 for the year ended December 31, 2016 compared to the same period in 2015, primarily due to interest income received. Other income (expense), net, increased $68,000 for the year ended December 31, 2015 compared to the same period in 2014, primarily due to interest income received.

Liquidity and Capital Resources

We have incurred net losses since our inception. For the years ended December 31, 2016, 2015 and 2014, we had a net loss of $31.4 million, $33.7 million and $29.4 million, respectively, and we expect to incur additional losses in 2017 and in future years. As of December 31, 2016, we had an accumulated deficit of $180.1 million. We may never achieve revenue sufficient to offset our expenses.

In November 2016, we issued and sold 5,723,300 shares of common stock in a public offering, at a price of $6.00 per share. We raised $32.1 million in net proceeds, after deducting expenses of 2.2 million.

In April 2015, we completed a private placement of 4,907,975 shares of our common stock to certain accredited investors at a purchase price of $8.15 per share. Gross proceeds to us were $40.0 million and we received $37.3 million in net proceeds, after deducting placement agent fees and other expenses payable by us of $2.7 million.

We believe our existing cash and cash equivalents of $59.2 million as of December 31, 2016 and our revenue during the 12 months following March 1, 2017 will be sufficient to meet our anticipated cash requirements for at least the 12 months following March 1, 2017.

From inception through December 31, 2016, we have received $250.0 million in net proceeds from various sources to finance our operations, including net proceeds of $78.6 million from sales of our preferred stock, net proceeds of $59.2 million from our IPO, net proceeds of $37.3 million from our sale of common stock in a private placement, net proceeds of $31.9 million from our sale of common stock in a public offering, $10.0 million from the Co-Promotion Agreement, net borrowings of $4.9 million under our loan and security agreement, $24.5 million under our credit agreement, $3.2 million from the exercise of stock options and purchases of stock under the employee stock purchase plan and conversion of accrued interest to long-term debt of $0.4 million.

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

The Term Loans bear interest at a fixed rate of 12.0% per annum, payable quarterly at the end of each March, June,
September and December. No principal payments will be due during an interest-only period, commencing on the funding date for the Initial Term Loan, or Initial Borrowing Date, and continuing through and including March 31, 2020. We are obligated to repay the outstanding principal amounts under the Term Loans in eight equal installments during the final two years under the Credit Agreement. For any quarterly interest payment through and including the 16th interest payment date after the Initial Borrowing Date, so long as no event of default has occurred and is then continuing, we may elect to pay interest in cash on the outstanding principal amounts of the Term Loans at a fixed rate of 9.0%, with the remaining 3.0% of the 12.0% interest paid-in-kind by adding such paid-in-kind interest to the outstanding principal amounts of the Term Loans. We elected to pay interest in-kind for the quarters ended June 30, 2016 and September 30, 2016 and have recorded $385,000 of paid-in-kind interest through December 31, 2016.

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

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our assets. The Credit Agreement contains customary representations, warranties and events of default, as well as affirmative and negative covenants. The negative covenants include, among other provisions, covenants that limit or restrict our ability to incur liens, make investments, incur indebtedness, merge with or acquire other entities, dispose of assets, make dividends or other distributions to holders of our equity interests, engage in any material new line of business or enter into certain transactions with affiliates, in each case subject to certain exceptions. The Credit Agreement also includes financial covenants requiring minimum cash and cash equivalents balances and minimum revenues. To the extent we form or acquire certain subsidiaries domiciled in the United States, those subsidiaries are required to be guarantors of our obligations under the Credit Agreement.  As of December 31, 2016, we were in compliance with the loan covenants.

In June 2013, we entered into a loan and security agreement as subsequently amended (“2013 Loan Agreement”) with a financial institution that provided for borrowings of up to $10.0 million in aggregate. Borrowings under the 2013 Loan Agreement totaled $5.0 million, which was outstanding at January 1, 2015 and into 2016 until such amount was repaid in full upon entering into the Credit Agreement discussed above.

In conjunction with the acquisition of Allegro in September 2014, we issued 964,377 shares of our common stock, paid $2.7 million in cash, settled in cash outstanding indebtedness of Allegro totaling $4.3 million, and paid severance and bonus to Allegro personnel of $1.2 million.

We expect that our near- and longer-term liquidity requirements will continue to consist of selling and marketing expenses, research and development expenses, working capital and general corporate expenses associated with the growth of our business. However, we may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to generate revenue to finance our cash requirements, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. If we raise funds by issuing equity securities, dilution to stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely affect our ability to conduct our business. Our Credit Agreement imposes restrictions on our operations, increases our fixed payment obligations and has restrictive covenants. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third-party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives, or forgo potential acquisitions or investments. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to us.

The following table summarizes our cash flows for the years ended December 31, 2016, 2015 and 2014 (in thousands of dollars):

	Years Ended December 31,
	2016	2015	2014
Cash used in operating activities	$(27,982)	$(26,965)	$(27,632)
Cash used in investing activities	(4,212)	(6,698)	(9,010)
Cash provided by financing activities	52,329	37,733	436

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2016 was $28.0 million. The net loss of $31.4 million includes non-cash charges of $0.9 million in amortization of the deferred fee received from Genzyme, offset primarily by $6.4 million of stock-based compensation expense, $3.5 million of depreciation and amortization, which includes $1.1 million of intangible asset amortization, $0.4 million from conversion of accrued interest to long-term debt and $0.3 million in interest and prepayment penalty relating to the repayment of our borrowings under our 2013 Loan Agreement. Cash used as a result of changes in operating assets and liabilities of $6.4 million is primarily due to an increase in accounts receivable of $5.3 million and a decrease in accounts payable of $1.4 million.

Cash used in operating activities for the year ended December 31, 2015 was $27.0 million. The net loss of $33.7 million includes non-cash charges of $1.9 million in amortization of the deferred fee received from Genzyme, offset primarily by $5.6 million of stock-based compensation expense, $2.3 million of depreciation and amortization, which includes $0.8 million intangible asset amortization following the launch of Percepta in April 2015, $0.1 million in amortization of debt discount and issuance costs and debt balloon interest expense, and $0.1 million of bad debt expense. The increase in net operating assets of $0.5 million was due to an increase of $0.9 million in deferred rent, accounts payable and accrued liabilities primarily from deferred rent from the lease for our new South San Francisco facility, offset by $0.4 million from an increase in accounts receivable due to increases in Afirma adoption and additional payers meeting our revenue recognition criteria for accrual.

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

Cash Flows from Investing Activities

Cash used in investing activities for year ended December 31, 2016 was $4.2 million for the acquisition of property and equipment, primarily for the build out of office space and the laboratory for our new South San Francisco facility.

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

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2016 was $52.3 million. The financing activities for the year ended December 31, 2016 consisted of $31.9 million of net proceeds from the issuance of common stock in a public offering, $24.5 million of net proceeds from the draw-down of the Initial Term Loan under the Credit Agreement and $1.2 million from the exercise of options to purchase our common stock and purchases under the employee stock purchase plan, partially offset by the payment of $5.0 million for the remaining principal balance and a $0.3 million of end-of-term payment and prepayment penalty related to the 2013 Loan Agreement that we repaid on March 30, 2016.

Cash provided by financing activities for the year ended December 31, 2015 was $37.7 million, consisting of $37.3 million of net proceeds from the sale of our common stock in a private placement and $0.7 million of cash received from the exercise of options to purchase our common stock, offset by $0.2 million spent on deferred stock offering costs related to our shelf registration statement.

Cash provided by financing activities for the year ended December 31, 2014 of $0.4 million consisted of $0.7 million we received from the exercise of options to purchase our common stock, offset by $0.1 million of IPO-related disbursements and a $0.1 million end-of-term payment on the 2013 Loan Agreement.

Contractual Obligations

The following table summarizes certain contractual obligations as of December 31, 2016 (in thousands of dollars):

	Payments Due by Period
	Fiscal Year 2017	Fiscal Year 2018 to 2019	Fiscal Year 2020 to 2021	Fiscal Year 2022 and Beyond	Total
Operating lease obligations	$2,143	$4,128	$4,226	$9,812	$20,309
Long-term debt obligations	—	—	22,212	3,173	25,385
Supplies purchase commitments	1,727	—	—	—	1,727
Capital lease obligation	317	634	—	—	951
Total	$4,187	$4,762	$26,438	$12,985	$48,372

In December 2016, we entered into a capital lease for equipment which expires in December 2019.

In April 2015, we signed a non-cancelable lease agreement for approximately 59,000 square feet to serve as our new headquarters and laboratory facility in South San Francisco. The lease began in June 2015 and expires in March 2026, and contains extension of lease term and expansion options.

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

Recent Accounting Pronouncements

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements Going Concern - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments: (1) provide a definition of the term substantial doubt; (2) require an evaluation every reporting period including interim periods; (3) provide principles for considering the mitigating effect of management’s plans; (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans; (5) require an express statement and other disclosures when substantial doubt is not alleviated; and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 will be effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016 with early adoption permitted. ASU 2014-15 will be effective for us beginning with our annual report for 2016 and interim periods thereafter. We have adopted this ASU and there is no impact on our financial statements.

In April 2015, the FASB issued ASU No. 2015-3, Simplifying the Presentation of Debt Issuance Costs, to require debt issuance costs to be presented as an offset against debt outstanding. The update does not change current guidance on the recognition and measurement of debt issuance costs. The ASU is effective for interim and annual periods beginning after December 15, 2015. Adoption of the ASU is retrospective to each prior period presented. We adopted this ASU and the retrospective adjustment of the prior period presentation was not material.

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

In February 2016, the FASB issued ASU No. 2016-2, Leases.  This ASU is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The ASU will be effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the potential effect of this standard on our financial statements.

In March 2016, the FASB issued ASU 2016-9, Compensation - Stock Compensation, related to the tax effects of share-based awards. The ASU requires that all the tax effects of share-based awards be recorded through the income statement, thereby simplifying the current guidance that requires excess tax benefits and certain excess tax deficiencies to be recorded in equity.  The ASU is effective for interim and annual periods beginning after December 15, 2016.  We do not anticipate that the adoption of this ASU will have a significant impact on our financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash. This ASU requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU will be effective for interim and annual periods beginning after December 15, 2017.  We do not anticipate that the adoption of this ASU will have a significant impact on our financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $59.2 million as of December 31, 2016 which consisted of bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our audited financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Veracyte, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Veracyte, Inc.

We have audited the accompanying balance sheets of Veracyte, Inc. as of December 31, 2016 and 2015, and the related statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Veracyte, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Redwood City, California
March 1, 2017

VERACYTE, INC.

Balance Sheets

(in thousands of dollars, except share and per share amounts)

	As of December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$59,219	$39,084
Accounts receivable	8,756	3,503
Supplies inventory	3,475	3,767
Prepaid expenses and other current assets	2,057	1,442
Restricted cash	120	118
Total current assets	73,627	47,914
Property and equipment, net	11,480	10,314
Finite-lived intangible assets, net	14,133	15,200
Goodwill	1,057	1,057
Restricted cash	603	603
Other assets	134	159
Total assets	$101,034	$75,247
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,424	$5,085
Accrued liabilities	9,110	8,689
Deferred Genzyme co-promotion fee	—	948
Total current liabilities	11,534	14,722
Long-term debt	24,918	4,990
Capital lease liability, net of current portion	599	—
Deferred rent, net of current portion	4,402	4,283
Total liabilities	41,453	23,995
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2016 and 2015	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 33,762,278 and 27,685,291 shares issued and outstanding as of December 31, 2016 and 2015, respectively	34	28
Additional paid-in capital	239,631	199,950
Accumulated deficit	(180,084)	(148,726)
Total stockholders' equity	59,581	51,252
Total liabilities and stockholders' equity	$101,034	$75,247

The accompanying notes are an integral part of these financial statements.

VERACYTE, INC.

Statements of Operations and Comprehensive Loss

(in thousands of dollars, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue	$65,085	$49,503	$38,190
Operating Expenses:
Cost of revenue	25,462	21,497	16,606
Research and development	15,324	12,796	9,804
Selling and marketing	28,248	25,293	21,932
General and administrative	23,787	22,583	18,854
Intangible asset amortization	1,067	800	—
Total operating expenses	93,888	82,969	67,196
Loss from operations	(28,803)	(33,466)	(29,006)
Interest expense	(2,757)	(378)	(439)
Other income, net	202	140	72
Net loss and comprehensive loss	$(31,358)	$(33,704)	$(29,373)
Net loss per common share, basic and diluted	$(1.09)	$(1.30)	$(1.36)
Shares used to compute net loss per common share, basic and diluted	28,830,472	25,994,193	21,639,374

The accompanying notes are an integral part of these financial statements.

VERACYTE, INC.

Statements of Stockholders' Equity

(in thousands of dollars, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount
Balance at December 31, 2013	21,143,313	$21	$142,071	$(85,649)	$56,443
Issuance of common stock on exercise of stock options	402,100	1	674	—	675
Issuance of common stock on cashless exercise of stock warrant	13,739	—	—	—	—
Common stock subject to repurchase		—	3	—	3
Issuance of common stock for acquisition	964,377	1	10,077		10,078
Stock-based compensation expense (employee)	—	—	3,388	—	3,388
Stock-based compensation expense (non-employee)	—	—	160	—	160
Net loss and comprehensive loss	—	—	—	(29,373)	(29,373)
Balance at December 31, 2014	22,523,529	23	156,373	(115,022)	41,374
Issuance of common stock on exercise of stock options	253,787	—	722	—	722
Sale of common stock in a private placement, net of issuance costs of $2,742	4,907,975	5	37,253	—	37,258
Stock-based compensation expense (employee)	—	—	5,302	—	5,302
Stock-based compensation expense (non-employee)	—	—	110	—	110
Stock-based compensation expense (ESPP)	—	—	190	—	190
Net loss and comprehensive loss	—	—	—	(33,704)	(33,704)
Balance at December 31, 2015	27,685,291	28	199,950	(148,726)	51,252
Issuance of common stock on exercise of stock options	212,740	—	538	—	538
Issuance of common stock under employee stock purchase plan (ESPP)	140,947	—	678	—	678
Sale of common stock in a public offering, net of issuance costs of $2,247	5,723,300	6	32,087		32,093
Stock-based compensation expense (employee)	—	—	6,046	—	6,046
Stock-based compensation expense (non-employee)	—	—	15	—	15
Stock-based compensation expense (ESPP)	—	—	317	—	317
Net loss and comprehensive loss	—	—	—	(31,358)	(31,358)
Balance at December 31, 2016	33,762,278	$34	$239,631	$(180,084)	$59,581

  The accompanying notes are an integral part of these financial statements.

VERACYTE, INC.

Statements of Cash Flows

(in thousands of dollars)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(31,358)	$(33,704)	$(29,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,511	2,254	1,175
Bad debt expense	68	105	54
Loss on disposal of property and equipment	12	—	—
Genzyme co-promotion fee amortization	(948)	(1,897)	(2,269)
Stock-based compensation	6,378	5,602	3,548
Conversion of accrued interest to long-term debt	385	—	—
Amortization of debt discount and issuance costs	173	46	97
Interest on debt balloon payment and prepayment penalty	206	79	81
Changes in operating assets and liabilities:
Accounts receivable	(5,321)	(558)	(1,961)
Supplies inventory	292	(71)	(1,129)
Prepaid expenses and current other assets	(415)	304	(38)
Other assets	25	(42)	(46)
Accounts payable	(1,441)	(3,546)	1,874
Accrued liabilities and deferred rent	451	4,463	355
Net cash used in operating activities	(27,982)	(26,965)	(27,632)
Investing activities
Purchases of property and equipment	(4,210)	(6,165)	(2,024)
Cash remitted for acquisition, net of cash received	—	—	(6,916)
Change in restricted cash	(2)	(533)	(70)
Net cash used in investing activities	(4,212)	(6,698)	(9,010)
Financing activities
Proceeds from the issuance of long-term debt, net of debt issuance costs	24,452	—	—
Proceeds from issuance of common stock in a private placement, net of issuance costs	—	37,258	—
Proceeds from issuance of common stock in a public offering, net of issuance costs	31,949
Commissions and issuance costs relating to initial public offering	—	—	(129)
Payment of long-term debt	(5,000)	—	—
Payment of end-of-term debt obligation and prepayment penalty	(288)	—	(110)
Payment of deferred stock offering costs	—	(247)	—
Proceeds from the exercise of common stock options and employee stock purchases	1,216	722	675
Net cash provided by financing activities	52,329	37,733	436
Net increase (decrease) in cash and cash equivalents	20,135	4,070	(36,206)
Cash and cash equivalents at beginning of period	39,084	35,014	71,220
Cash and cash equivalents at end of period	$59,219	$39,084	$35,014
Supplementary cash flow information of non-cash investing and financing activities:
Fair value of common stock issued for acquisition	—	—	$10,078
Non-cash issuance of long-term debt	—	—	5,000
Non-cash repayment of long-term debt	—	—	(5,000)
Net receivable for reimbursement of public offering issuance costs	$144	—	—
Purchases of property and equipment included in accounts payable and accrued liabilities	363	$1,825	383
Issuance of common stock from the non-cash exercise of common stock warrants	—	—	187
Supplementary cash flow information:
Cash paid for interest on debt	2,149	278	307
Cash paid for tax	7	22	—

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The financial statements include the accounts of the Company and its former wholly-owned subsidiary, which was dissolved in June 2015. For periods prior to the subsidiary dissolution, all intercompany accounts and transactions were eliminated in consolidation. Certain amounts have been reclassified on the balance sheet at December 31, 2015 to conform with the adoption of Accounting Standards Update (“ASU”) No. 2015-3, Simplifying the Presentation of Debt Issuance Costs.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates include: revenue recognition; contractual allowances; the useful lives of property and equipment; the recoverability of long-lived assets; the estimation of the fair value of intangible assets; stock options; income tax uncertainties, including a valuation allowance for deferred tax assets; and contingencies. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and assumptions.

Liquidity

The Company has incurred net losses since its inception and expects to incur additional losses in 2017 and in future years. As of December 31, 2016, the Company had an accumulated deficit of $180.1 million. The Company may never achieve revenue sufficient to offset its expenses. The Company believes its cash and cash equivalents of $59.2 million as of December 31, 2016 and its revenue from sales in 2017 will be sufficient to meet its anticipated cash requirements for at least the next 12 months.

VERACYTE, INC.
Notes to Financial Statements (Continued)
2. Summary of Significant Accounting Policies (Continued)

In November 2016, the Company issued and sold 5,723,300 shares of its common stock in a public offering, at a price of $6.00 per share. The Company raised $32.1 million in net proceeds, after deducting expenses of $2.2 million.

In March 2016, the Company entered into a credit agreement and drew down the initial $25.0 million term loan of which, $5.0 million was used to pay the outstanding balance of the Company’s existing long-term debt as discussed in Note 8 - Debt.

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

Concentrations of Credit Risk and Other Risks and Uncertainties

The majority of the Company's cash and cash equivalents are deposited with one major financial institution in the United States. Deposits in this institution may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Through December 31, 2016, all of the Company's revenue have been derived from the sale of Afirma. To date, Afirma has been delivered primarily to physicians in the United States. The Company's third-party payers in excess of 10% of revenue and their related revenue as a percentage of total revenue were as follows:

	Year Ended December 31,
	2016	2015	2014
Medicare	27%	26%	26%
UnitedHealthcare	12%	14%	18%
Aetna	8%	9%	11%
	47%	49%	55%

The Company's significant third-party payers and their related accounts receivable balance as a percentage of total accounts receivable were as follows:

	December 31,
	2016	2015
Medicare	18%	31%
UnitedHealthcare	8%	25%
Aetna	4%	23%

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

Restricted Cash

The Company had deposits of $120,000 and $118,000 as of December 31, 2016 and December 31, 2015, respectively, included in current assets. The deposit at December 31, 2016 was a pledge for corporate credit cards and the deposit at December 31, 2015 was restricted from withdrawal and held by a bank in the form of collateral for irrevocable standby letters of credit held as security for the lease of the Company's former headquarters and laboratory facilities in South San Francisco that expired March 31, 2016. The Company also had deposits of $603,000 included in long-term assets as of December 31, 2016 and December 31, 2015, restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of the Company's South San Francisco facility signed in April 2015.

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

Finite-lived Intangible Assets

Finite-lived intangible assets relate to intangible assets reclassified from indefinite-lived intangible assets, following the launch of Percepta in April 2015. The Company amortizes finite-lived intangible assets using the straight-line method over their estimated useful life. The estimated useful life of 15 years was used for the intangible asset related to the Percepta test based on management's estimate of product life, product life of other diagnostic tests and patent life. The Company tests this finite-lived intangible asset for impairment when events or circumstances indicate a reduction in the fair value below its carrying amount. There was no impairment for either of the years ended December 31, 2016 or 2015.

VERACYTE, INC.
Notes to Financial Statements (Continued)
2. Summary of Significant Accounting Policies (Continued)

Goodwill

Goodwill, derived from the Company's acquisition of Allegro Diagnostics Corp. (Allegro), is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate that it may be impaired. The Company's goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. The Company has determined that it operates in a single segment and has a single reporting unit associated with the development and commercialization of diagnostic products. In the event the Company determines that it is more likely than not the carrying value of the reporting unit is higher than its fair value, quantitative testing is performed comparing recorded values to estimated fair values. If impairment is present, the impairment loss is measured as the excess of the recorded goodwill over its implied fair value. The Company performs its annual evaluation of goodwill during the fourth quarter of each fiscal year. There was no impairment for the years ended December 31, 2016, 2015 or 2014.

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities.

Revenue Recognition

The Company recognizes revenue in accordance with the provision of ASC 954-605, Health Care Entities—Revenue Recognition ("ASC 954"). The Company's revenue is generated from the provision of diagnostic services. The service is completed upon the delivery of test results to the prescribing physician, at which time the Company bills for the service. The Company recognizes revenue related to billings for tests delivered on an accrual basis when amounts that will ultimately be realized can be estimated. The estimates of amounts that will ultimately be realized requires significant judgment by management. Until a contract has been negotiated with a commercial payer or governmental program, the Company's tests may or may not be covered by these entities' existing reimbursement policies. In addition, patients do not enter into direct agreements with the Company that commit them to pay any portion of the cost of the tests in the event that their insurance declines to reimburse the Company.

The Company may bill the patient directly for these amounts in the form of co-payments and co-insurance in accordance with their insurance carrier and health plans. In the absence of contracted reimbursement or the ability to estimate the amount that will ultimately be realized for the Company's services, revenue is recognized on the cash basis.

Revenue recognized for the years ended December 31, 2016, 2015 and 2014 was as follows (in thousands of dollars):

	Year Ended December 31,
	2016		2015		2014
Revenue recognized on the accrual basis	$47,099	72%	$27,043	55%	$12,545	33%
Revenue recognized on the cash basis	17,986	28%	22,460	45%	25,645	67%
Total	$65,085	100%	$49,503	100%	$38,190	100%

Prior to July 1, 2016, the Company believes it did not have a consistent enough payment history to accrue a significant portion of its Afirma tests delivered to customers and, as noted above, recognized revenue on the cash basis for such tests. The Company has been analyzing the amounts received for tests performed since commercialization and during the quarter ended September 30, 2016, sufficient information developed to support a reasonable estimate of the amount of revenue to accrue upon test delivery for a number of payers that had been previously recognized on the cash basis. In determining the amount to accrue for a particular test, the Company considered factors such as payer coverage, whether there is a reimbursement contract between the payer and the Company, timeliness of payment, payment as a percentage of agreed upon rate (if applicable), amount paid per test and any current developments or changes that could impact reimbursement. As a result, the Company recognized $3.5 million of incremental revenue during the quarter ended September 30, 2016 upon test delivery that previously would not have been recognized until cash was received. Tests performed prior to July 1, 2016 that did not meet the Company’s accrual criteria at the time of delivery will continue to be recognized as revenue on the cash basis. However, the Company expects the amount of revenue

VERACYTE, INC.
Notes to Financial Statements (Continued)
2. Summary of Significant Accounting Policies (Continued)

to be recognized on the cash basis for Afirma to decline in future periods since subsequent to September 2016 relatively few tests will be performed for which a reasonable estimate of revenue to accrue will not have been made at the time of delivery.

The incremental accrued revenue and decrease in loss from operations as a result of additional payers meeting the Company's accrual revenue recognition criteria was $4.1 million, $0.7 million and $0.8 million for tests delivered in the years ended December 31, 2016, 2015 and 2014, respectively. The incremental accrued revenue decreased loss per common share by $0.13, $0.03 and $0.04 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Research and Development

Research and development expenses are charged to operations as incurred. Research and development expenses include payroll and personnel-related expenses, stock-based compensation expense, prototype materials, laboratory supplies, consulting costs, costs associated with setting up and conducting clinical studies at domestic and international sites, and allocated overhead including rent, information technology, equipment depreciation and utilities.

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

VERACYTE, INC.
Notes to Financial Statements (Continued)
2. Summary of Significant Accounting Policies (Continued)

Net Loss per Common Share

Basic net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method. Potentially dilutive securities consisting of options to purchase common stock, restricted stock units and shares subject to purchase under our employee stock purchase plan are considered to be common stock equivalents and were excluded from the calculation of diluted net loss per common share because their effect would be anti-dilutive for all periods presented.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company will adopt the new revenue standard as of January 1, 2018 using the modified retrospective method. The Company has also completed its assessment of the first step which included identifying the Company’s customers. The Company is currently assessing the remainder of the steps and is in the process of evaluating the effect of adoption of the new revenue standard on its financial statements.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements Going Concern - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments: (1) provide a definition of the term substantial doubt; (2) require an evaluation every reporting period including interim periods; (3) provide principles for considering the mitigating effect of management’s plans; (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans; (5) require an express statement and other disclosures when substantial doubt is not alleviated; and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 will be effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016 with early adoption permitted. ASU 2014-15 is effective for the Company beginning with its annual report for 2016 and interim periods thereafter. The Company has adopted this ASU and there is no impact on its financial statements.

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

In February 2016, the FASB issued ASU No. 2016-2, Leases.  This ASU is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The ASU will be effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the potential effect of this standard on its financial statements.

VERACYTE, INC.
Notes to Financial Statements (Continued)
2. Summary of Significant Accounting Policies (Continued)

In March 2016, the FASB issued ASU 2016-9, Compensation - Stock Compensation, related to the tax effects of share-based awards. The ASU requires that all the tax effects of share-based awards be recorded through the income statement, thereby simplifying the current guidance that requires excess tax benefits and certain excess tax deficiencies to be recorded in equity.  The ASU is effective for interim and annual periods beginning after December 15, 2016.  The Company does not anticipate that the adoption of this ASU will have a significant impact on its financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash. This ASU requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU will be effective for interim and annual periods beginning after December 15, 2017.  The Company does not anticipate that the adoption of this ASU will have a significant impact on its financial statements.

3. Net Loss Per Share

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the years ended December 31, 2016, 2015 and 2014 because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2016	2015	2014
Shares of common stock subject to outstanding options	5,093,454	4,086,640	3,035,614
Employee stock purchase plan	36,651	15,561	—
Restricted stock units	25,000	—	—
Total common stock equivalents	5,155,105	4,102,201	3,035,614

4. Business Combination

In September 2014, the Company acquired Allegro via a merger with Full Moon Acquisition, Inc., a wholly-owned subsidiary of the Company focused on the development of genomic tests to improve the preoperative diagnosis of lung cancer. Allegro merged with Full Moon, (the "Merger"), with Allegro surviving the Merger as a wholly-owned subsidiary of the Company. The subsidiary was dissolved in June 2015. At the effective time of the Merger, each share of the common stock of Full Moon issued and outstanding immediately prior to the effective time of the Merger was automatically converted into one share of common stock of Allegro and represented the only outstanding common stock of Allegro at the effective time of the Merger; all previously issued and outstanding shares of common stock of Allegro were canceled. The Series A preferred stock of Allegro issued and outstanding immediately prior to the effective time of the Merger was canceled and automatically converted into the right to receive a total of 964,377 shares of the Company's common stock and $2.7 million in cash. Outstanding indebtedness of Allegro totaling $4.3 million was settled in cash by the Company on the effective date of the Merger. All outstanding stock options under Allegro's equity incentive plan were canceled.

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

VERACYTE, INC.
Notes to Financial Statements (Continued)
4. Business Combination (Continued)

The acquisition consideration was comprised of (in thousands of dollars):

Veracyte common stock	$10,078
Cash	2,725
Payment of outstanding indebtedness	4,290
Total acquisition consideration	$17,093

The common stock consideration of $10.1 million was determined based on the closing price of the Company's common stock on September 16, 2014 ($10.45 per share).

The fair value of the assets acquired and liabilities assumed at the closing date of the Merger are summarized below (in thousands of dollars):

Cash and cash equivalents	$29
Other assets, net	7
In-process research and development (IPR&D)	16,000
Goodwill	1,057
Total net assets acquired	$17,093

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

Amortization of the IPR&D began in April 2015 when research and development activities were deemed to be completed and is recorded on a straight-line basis. The amortization period of the IPR&D is over its estimated useful life of 15 years after taking into consideration expected use of the asset, legal or regulatory provisions that may limit or extend the life of the asset, as well as the effects of obsolescence and other economic factors. Amortization of $1.1 million and $0.8 million was recorded for the years ended December 31, 2016 and 2015, respectively, and accumulated amortization was $1.9 million and $0.8 million as of December 31, 2016 and 2015, respectively. Amortization expense will be approximately $1.1 million per year.

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

VERACYTE, INC.
Notes to Financial Statements (Continued)
4. Business Combination (Continued)

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

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consisted of the following (in thousands of dollars):

	Year Ended December 31,
	2016	2015
Leasehold improvements	$5,861	$789
Laboratory equipment	6,441	5,501
Computer equipment	1,177	1,046
Software, including software developed for internal use	1,937	1,353
Furniture and fixtures	1,131	242
Construction-in-process	1,769	6,823
Total property and equipment, at cost	18,316	15,754
Accumulated depreciation and amortization	(6,836)	(5,440)
Total property and equipment, net	$11,480	$10,314

Depreciation and amortization expense was $2.4 million, $1.5 million and $1.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Equipment under a capital lease was purchased in December 2016 but was not available for use at December 31, 2016, and as such, there was no amortization expense for equipment under capital lease in 2016.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands of dollars):

	Year Ended December 31,
	2016	2015
Accrued compensation expense	$6,120	$4,212
Accrued Genzyme co-promotion fees	—	2,089
Accrued other	2,990	2,388
Total accrued liabilities	$9,110	$8,689

VERACYTE, INC.
Notes to Financial Statements (Continued)

6. Fair Value Measurements

The Company records its financial assets and liabilities at fair value. The carrying amounts of certain financial instruments of the Company, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The carrying value of the Company's debt approximates its fair value because the interest rate approximates market rates that the Company could obtain for debt with similar terms. The estimated fair value of the Company’s debt is estimated using the net present value of the payments, discounted at an interest rate that is consistent with market interest rates, which is a Level II input. The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

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

The fair value of the Company's financial assets, which consist only of money market funds, was $58.7 million and $37.5 million as of December 31, 2016 and 2015 respectively, and are Level I assets as described above.

7. Commitments and Contingencies

Operating Leases

The Company leases its headquarters and laboratory facilities in South San Francisco, California under a non-cancelable lease agreement for approximately 59,000 square feet. The lease began in June 2015 and ends in March 2026 and contains extension of lease term and expansion options. Certain expansion options were waived by the Company on February 8, 2017 in exchange for consideration of $500,000. The Company had deposits of $603,000 included in long-term assets as of December 31, 2016 and 2015, restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of the South San Francisco facility.

The Company also leases laboratory and office space in Austin, Texas under a lease that expires on July 31, 2018. The Company provided a cash security deposit of $75,000, which is included in other assets in the Company's balance sheets as of December 31, 2016 and 2015.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2016 are as follows (in thousands of dollars):

Year Ending December 31,	Amounts
2017	$2,143
2018	2,102
2019	2,026
2020	2,082
2021	2,144
Thereafter	9,812
Total minimum lease payments	$20,309

VERACYTE, INC.
Notes to Financial Statements (Continued)

The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Rent expense was $2.0 million, $1.9 million and $852,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Capital Lease

The Company entered into a capital lease in December 2016 for $1.2 million of equipment and the associated equipment has not been placed into service as of December 31, 2016. Amortization of the equipment will commence when the equipment is placed into service and ready for its intended use. The Company paid an upfront amount of $330,000 and the present value of the total future minimum lease payments of $874,000, which is a non-cash investing transaction for 2016, comprises a short-term portion of $275,000, included in accrued liabilities, and a long-term portion of $599,000, included in capital lease liability, on the Company's balance sheet as of December 31, 2016. As of December 31, 2016, the annual future minimum lease payments will be $317,000 for each of 2017, 2018 and 2019.

Supplies Purchase Commitments

The Company had non-cancelable purchase commitments with suppliers to purchase a minimum quantity of supplies for approximately $1.7 million at December 31, 2016.

Contingencies

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. The Company believes there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

8. Debt

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

The Term Loans bear interest at a fixed rate of 12.0% per annum, payable quarterly at the end of each March, June, September and December. No principal payments will be due during an interest-only period, commencing on the funding date for the Initial Term Loan (the “Initial Borrowing Date”) and continuing through and including March 31, 2020. The Company is obligated to repay the outstanding principal amounts under the Term Loans in eight equal installments during the final two years under the Credit Agreement. For any quarterly interest payment through and including the 16th interest payment date after the Initial Borrowing Date, so long as no event of default has occurred and is then continuing, the Company may elect to pay interest in cash on the outstanding principal amounts of the Term Loans at a fixed rate of 9.0%, with the remaining 3.0% of the 12.0% interest paid-in-kind by adding such paid-in-kind interest to the outstanding principal amounts of the Term Loans. The Company elected to pay interest in-kind for the quarters ended June 30, 2016 and September 30, 2016 and has recorded $385,000 of paid-in-kind interest through December 31, 2016.

The Company may prepay the outstanding principal amount under the Term Loans subject to a minimum of $5.0 million of principal amount or a whole multiple of $1 million in excess thereof plus accrued and unpaid interest and a prepayment premium. The prepayment premium will be assessed on the principal amount repaid and will equal (i) 24.0% less the aggregate amount of all interest payments in cash, if the prepayment is made on or prior to March 31, 2018, (ii) 4.0%, if the prepayment is made after March 31, 2018 and on or prior to March 31, 2019, (iii) 2.0%, if the prepayment is made after March 31, 2019 and on or prior to March 31, 2020, and (iv) 1.0%, if the prepayment is made after March 31, 2020 and on or prior to March 31, 2021. After March 31, 2021 there is no prepayment premium.

VERACYTE, INC.
Notes to Financial Statements (Continued)
Note 8. Debt (Continued)

The Company’s obligations under the Credit Agreement are secured by a security interest in substantially all of its assets. The Credit Agreement contains customary representations, warranties and events of default, as well as affirmative and negative covenants. The negative covenants include, among other provisions, covenants that limit or restrict the Company’s ability to incur liens, make investments, incur indebtedness, merge with or acquire other entities, dispose of assets, make dividends or other distributions to holders of its equity interests, engage in any material new line of business or enter into certain transactions with affiliates, in each case subject to certain exceptions. To the extent the Company forms or acquires certain subsidiaries domiciled in the United States, those subsidiaries are required to be guarantors of the Company’s obligations under the Credit Agreement. As of December 31, 2016, the Company was in compliance with the loan covenants.

Concurrent with entering into the Credit Agreement, the Company entered into an agreement with Visium pursuant to which, for a period of one year following the Initial Borrowing Date, Visium has the right to participate in certain future equity financings of the Company in an amount of up to $5.0 million with no preferential terms.

As of December 31, 2016, the net debt obligation for borrowings made under the Credit Agreement was as follows (in thousands of dollars):

December 31, 2016
Debt principal	$25,385
Unamortized debt issuance costs	(467)
Net debt obligation	$24,918

Future principal payments under the Credit Agreement are as follows (in thousands of dollars):

Year Ending December 31,
2020	$9,519
2021	12,693
2022	3,173
Total	$25,385

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

VERACYTE, INC.
Notes to Financial Statements (Continued)
Note 8. Debt (Continued)

The carrying value of the debt approximated its fair value because the interest rate approximated market rates that the Company could have obtained for debt with similar terms. Under the Amended Loan borrowing, the Company was required to repay the outstanding principal in 24 equal installments beginning 24 months after the date of the borrowing and was due in full in December 2018. The first tranche of the Amended Loan bore interest at a rate of 5.00% per annum. The Amended Loan carried prepayment penalties of 2.00% and 1.00% for prepayments within one and two years, respectively, and no prepayment penalty thereafter. In connection with the Amended Loan, the Company paid approximately $45,000 in third-party fees.

The Amended Loan resulted in a debt modification under ASC 470-50, Modifications and Extinguishments, as the change in present value of the remaining cash flows associated with the Original Loan and Amended Loan was not substantial.

Upon execution of the Original Loan, the Company issued the financial institution a warrant to purchase shares of Series C convertible preferred stock at $7.56 per share. At the time of issuance, the aggregate fair value of the warrant for the 24,801 shares exercisable under the warrant was $175,000. The fair value of the warrant was deducted from total proceeds, resulting in a debt discount to be amortized to interest expense over 48 months, through the maturity date of the Original Loan, using the effective interest rate method, and was recorded as a preferred stock warrant liability. The warrant was converted to a warrant to purchase the Company's common stock upon the completion of the Company's IPO. The financial institution exercised the warrant with respect to 24,801 shares through a cashless exercise in March 2014, resulting in the issuance of 13,739 shares of the Company's common stock.

Borrowings under the 2013 Loan Agreement totaled $5.0 million, which was outstanding at January 1, 2015 and into 2016 until such amount was repaid upon the Company entering into the Credit Agreement discussed above.

As of December 31, 2015, the net debt obligation under the Amended Loan was as follows (in thousands of dollars):

2015
Debt and unpaid accrued end-of-term payment	$5,082
Unamortized note discount	(92)
Net debt obligation	$4,990

 Interest Expense

Interest expense was as follows (in thousands of dollars):

	Year Ended December 31,
	2016	2015	2014
Nominal interest	$2,378	$253	$296
Amortization and write-off of debt discount and debt issuance costs	173	46	62
End-of-term payment interest and prepayment penalty	206	79	81
Total	$2,757	$378	$439

9. Stockholders' Equity

Common Stock

The Company's Restated Certificate of Incorporation authorizes the Company to issue 125,000,000 shares of common stock with a par value of $0.001 per share. The holder of each share of common stock shall have one vote for each share of stock. The common stockholders are also entitled to receive dividends whenever funds and assets are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all series of convertible preferred stock outstanding. No dividends have been declared as of December 31, 2016.

As of December 31, 2016 and 2015, the Company had reserved shares of common stock for issuance as follows:

	December 31,
	2016	2015
Stock options and restricted stock units issued and outstanding	5,251,832	4,179,521
Stock options and restricted stock units available for grant under stock option plans	887,724	1,058,359
Common stock available for the Employee Stock Purchase Plan	609,053	750,000
Total	6,748,609	5,987,880

In November 2016, the Company completed a public offering of 5,723,300 shares of its common stock at a price of $6.00 per share. Gross proceeds to the Company were $34.3 million and the Company raised net proceeds of $32.1 million, after deducting underwriting discounts and commissions and other expenses of $2.2 million. At December 31, 2016, the Company had $200,000 receivable from the underwriters for reimbursement of other expenses, which is included in prepaid expenses and other current assets in the Company's balance sheet.

In April 2015, the Company completed a private placement of 4,907,975 shares of its common stock to certain accredited investors at a purchase price of $8.15 per share. Gross proceeds to the Company were $40.0 million and the Company received $37.3 million in net proceeds, after deducting placement agent fees and other expenses of $2.7 million.

10. Stock Incentive Plans

Stock Plans

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

In October 2013, the Company adopted the 2013 Stock Incentive Plan (the "2013 Plan"). The 2013 Plan was subsequently approved by the Company's stockholders and became effective on November 4, 2013, immediately before the closing of the Company's IPO. Following the effectiveness of the 2013 Plan, no additional options will be granted under the 2008 Plan. An aggregate of 1,700,000 shares were initially reserved for issuance under the 2013 Plan. In addition, to the extent that any awards outstanding or subject to vesting restrictions under the 2008 Plan are subsequently forfeited or terminated for any reason before

VERACYTE, INC.
Notes to Financial Statements (Continued)
10. Stock Incentive Plans (Continued)

being exercised or settled, the shares of common stock reserved for issuance pursuant to such awards as of the closing of the IPO will become available for issuance under the 2013 Plan. The remaining shares available for grant under the 2008 Plan became available for issuance under the 2013 Plan upon the closing of the IPO. On the first day of each year from 2014 to 2023, the 2013 Plan authorizes an annual increase of the lesser of 4% of outstanding shares on the last day of the immediately preceding fiscal year or a lesser amount as determined by the Company's Board of Directors. As of December 31, 2016, 887,724 shares were available for future issuance under the 2013 Plan.

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

Stock units are governed by stock unit agreements between the Company and recipients of stock units. Stock units may be granted under the 2013 Plan and the number of stock units awarded are determined by the Compensation Committee of the Board of Directors. Stock units vest and expire as determined by the Compensation Committee. Stock unit agreements may provide for accelerated vesting in the event of a stock unit holder's death, disability, or retirement or other events.

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

The following table summarizes activity under the Company's stock incentive plans (aggregate intrinsic value in thousands):

	Shares Available for Grant	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2015	1,058,359	4,179,521	$8.03	7.50	$6,511
Additional shares authorized	1,114,416	—
Granted - stock options	(1,618,250)	1,618,250	6.30
Granted - restricted stock units	(25,000)	25,000
Canceled	358,199	(358,199)	10.29
Exercised	—	(212,740)	2.53
Balance—December 31, 2016	887,724	5,251,832	$7.56	7.24	$8,515
Options vested and exercisable—December 31, 2016		2,628,328	$7.42	5.89	$6,008
Options vested and expected to vest—December 31, 2016		4,962,370	$7.58	7.16	$8,254

VERACYTE, INC.
Notes to Financial Statements (Continued)
10. Stock Incentive Plans (Continued)

The aggregate intrinsic value was calculated as the difference between the exercise price of the options to purchase common stock and the fair market value of the Company's common stock, which was $7.74 and $7.20 per share as of December 31, 2016 and 2015, respectively.

The weighted average fair value of options to purchase common stock granted was $3.35, $5.12 and $9.08 for the years ended December 31, 2016, 2015 and 2014, respectively.

The aggregate estimated grant date fair value of employee options to purchase common stock vested during the years ended December 31, 2016, 2015 and 2014 was $5.8 million, $5.3 million and $1.6 million, respectively.

The intrinsic value of stock options exercised was $0.9 million, $1.8 million and $3.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The weighted average fair value of restricted stock units granted was $7.47 for the year ended December 31, 2016. Restricted stock units were first issued in December 2016 and there were no restricted stock units vested for the year ended December 31, 2016.

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

The Company's Board of Directors has determined that the purchase periods initially shall have a duration of six months, that the first purchase period began on August 3, 2015 and that the purchase price will be 85% of the fair market value per share of the Company's common stock on either the offering date or the purchase date, whichever is less. The length of the purchase period applicable to U.S. employees and the purchase price may not be changed without the approval of the independent members of the Compensation Committee of the Company's Board of Directors. The Compensation Committee has determined that if the fair market value of a share of the Company's common stock on any purchase date within a particular offering period is less than the fair market value on the start date of that offering period, then the offering period will automatically terminate and the employees in that offering period will automatically be transferred and enrolled in a new offering period which will begin on the next day following such purchase date.

No employee is permitted to accrue, under the ESPP, a right to purchase stock of the Company having a value in excess of $25,000 of the fair market value of such stock (determined at the time the right is granted) for each calendar year.

VERACYTE, INC.
Notes to Financial Statements (Continued)
10. Stock Incentive Plans (Continued)

Stock-based Compensation

The following table summarizes stock-based compensation expense related to stock options, restricted stock units and the ESPP for the years ended December 31, 2016, 2015 and 2014, and are included in the statements of operations and comprehensive loss as follows (in thousands of dollars):

	Year Ended December 31,
	2016	2015	2014
Cost of revenue	$126	$100	$51
Research and development	1,322	1,178	790
Selling and marketing	1,594	1,326	707
General and administrative	3,336	2,998	2,000
Total stock-based compensation expense	$6,378	$5,602	$3,548

As of December 31, 2016, the Company had $9.3 million of unrecognized compensation expense related to unvested stock options and restricted stock units, which is expected to be recognized over an estimated weighted-average period of 2.50 years.

The estimated grant-date fair value of employee stock options was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

Year Ended December 31,
	2016	2015	2014
Weighted-average volatility	52.49 - 56.36%	52.56 - 68.82%	70.19 - 78.54%
Weighted-average expected term (years)	5.50 - 6.27	5.50 - 6.08	5.50 - 6.08
Risk-free interest rate	1.16 - 2.09%	1.55 - 2.03%	1.66 - 2.04%
Expected dividend yield	—	—	—

The estimated fair value of non-employee stock options was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

Year Ended December 31,
	2016	2015	2014
Weighted-average volatility	52.77 - 65.85%	64.72 - 74.48%	73.20 - 74.48%
Weighted-average expected term (years)	7.80 - 8.56	7.92 - 10.00	8.75 - 10.00
Risk-free interest rate	1.39 - 2.30%	1.78 - 2.29%	2.09 - 2.20%
Expected dividend yield	—	—	—

The estimated grant date fair value of the ESPP shares was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

Year Ended December 31,
	2016	2015
Weighted-average volatility	46.38 - 75.72%	53.57 - 58.10%
Weighted-average expected term (years)	0.50 - 1.00	0.49 - 0.99
Risk-free interest rate	0.40 - 0.50%	0.17 - 0.33%
Expected dividend yield	—	—

11. Genzyme Co-Promotion Agreement

In January 2012, the Company and Genzyme Corporation ("Genzyme") executed a co-promotion agreement for the co-exclusive rights and license to promote and market the Company's Afirma thyroid diagnostic solution in the United States and in 40 named countries. In exchange, the Company received a $10.0 million upfront co-promotion fee from Genzyme in February 2012. Under the terms of the agreement, Genzyme received a percentage of U.S. cash receipts that the Company has received related to Afirma as co-promotion fees. The percentage was 50% in 2012, 40% from January 2013 through February 2014, and 32% beginning in February 2014.

In November 2014, the Company signed an Amended and Restated U.S. Co-Promotion Agreement ("Amended Agreement") with Genzyme. Under the Amended Agreement, the co-promotion fees Genzyme receives as a percentage of U.S. cash receipts were reduced from 32% to 15% beginning January 1, 2015. Through August 11, 2014, the Company amortized the $10.0 million upfront co-promotion fee on a straight-line basis over a four-year period, which was management's estimate of the life of the agreement, in part because after that period either party could have terminated the agreement without penalty. Effective August 12, 2014, the Company extended the amortization period from January 2016 to June 2016, the modified earliest period either party could terminate the agreement without penalty. The Company accounted for the change in accounting estimate prospectively. The agreement was terminable by either party with six months prior notice, however, under the Amended Agreement, neither party could terminate the agreement for convenience prior to June 30, 2016. The agreement with Genzyme was to expire in 2027. On March 9, 2016, the Company gave Genzyme notice of termination of the Amended Agreement effective September 9, 2016 and the amortization of the upfront co-promotion fee was further extended to that date. The extension of the amortization period had no impact on the Company's 2016 financial statements on an annual basis.

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

The Company incurred $6.1 million, $7.3 million and $12.0 million in co-promotion expense, excluding the amortization of the upfront co-promotion fee, in the years ended December 31, 2016, 2015 and 2014, respectively, which is included in selling and marketing expenses in the statements of operations and comprehensive loss. The Company had no obligation to Genzyme at December 31, 2016 compared to $2.1 million at December 31, 2015, which is included in accrued liabilities on the Company's balance sheets.

The Company amortized $0.9 million, $1.9 million and $2.3 million of the $10.0 million upfront co-promotion fee in the years ended December 31, 2016, 2015 and 2014, respectively, which is reflected as a reduction to selling and marketing expenses in the statements of operations and comprehensive loss.

12. Thyroid Cytopathology Partners

In 2010, the Company entered into an arrangement with Pathology Resource Consultants, P.A. ("PRC") to set up and manage a specialized pathology practice to provide testing services to the Company. There is no direct monetary compensation from the Company to PRC as a result of this arrangement. The Company's service agreement is with the specialized pathology practice, Thyroid Cytopathology Partners, ("TCP"), and was effective through December 31, 2015, and thereafter automatically renews every year unless either party provides notice of intent not to renew at least 12 months prior to the end of the then-current term. Under the service agreement, the Company pays TCP based on a fixed price per test schedule, which is reviewed periodically for changes in market pricing. Subsequent to December 2012, an amendment to the service agreement allows TCP to sublease a portion of the Company's facility in Austin, Texas. The Company does not have an ownership interest in or provide any form of financial or other support to TCP.

VERACYTE, INC.
Notes to Financial Statements (Continued)

The Company has concluded that TCP represents a variable interest entity and that the Company is not the primary beneficiary as it does not have the ability to direct the activities that most significantly impact TCP's economic performance. Therefore, the Company does not consolidate TCP. All amounts paid to TCP under the service agreement are expensed as incurred and included in cost of revenue in the statements of operations and comprehensive loss. The Company incurred $5.1 million, $4.7 million and $4.0 million for the years ended December 31, 2016, 2015 and 2014, respectively, in cytopathology testing and evaluation services expenses with TCP. The Company's outstanding obligations to TCP for cytopathology testing services were $426,000 and $820,000 as of December 31, 2016 and 2015, respectively, and are included in accounts payable in the Company's balance sheets.

TCP reimburses the Company for TCP's proportionate share of the Company's rent and related operating expenses for the leased facility. TCP's portion of rent and related operating expenses for the shared space at the Austin, Texas facility was $103,000, $90,000 and $86,000 for the years ended December 31, 2016, 2015 and 2014 and is included other income, net in the Company's statements of operations and comprehensive loss.

13. Income Taxes

The Company generated a pretax loss of $31.4 million, $33.7 million and $29.4 million in the United States for the years ended December 31, 2016, 2015 and 2014, respectively. Since inception, the Company has not generated any pretax income or loss outside of the United States. The Company recorded no provision for income taxes during the years ended December 31, 2016, 2015 or 2014.

The Company follows FASB ASC No. 740, Income Taxes for the Computation and Presentation of its Tax Provision. The following table presents a reconciliation of the tax expense computed at the statutory federal rate and the Company's tax expense for the periods presented (in thousands of dollars):

	Year Ended December, 31,
	2016	2015	2014
U.S. federal taxes at statutory rate	$(10,662)	$(11,459)	$(9,987)
State tax (net of federal benefit)	20	(30)	5
Permanent differences	153	96	64
Incentive stock options	1,095	789	672
Tax credits	(677)	(581)	(461)
Change in valuation allowance	10,071	11,185	9,707
Total	$—	$—	$—

VERACYTE, INC.
Notes to Financial Statements (Continued)
13. Income Taxes (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands of dollars):

	Year Ended December 31,
	2016	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$61,674	$52,262	$41,971
Research and development credits	3,174	2,497	1,916
Stock-based compensation	2,847	1,825	826
Genzyme co-promotion agreement	—	330	995
Accruals, deferred rent and other	4,511	4,698	3,381
Gross deferred tax assets	72,206	61,612	49,089
Valuation allowance	(65,975)	(55,101)	(43,439)
Net deferred tax assets	6,231	6,511	5,650
Deferred tax liabilities:
Property and equipment	(1,180)	(1,215)	(60)
In-process research and development	(5,051)	(5,296)	(5,590)
Gross deferred tax liabilities	(6,231)	(6,511)	(5,650)
Net deferred tax liabilities	(6,231)	(6,511)	(5,650)
Net deferred taxes	$—	$—	$—

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, related to balance sheet classification of deferred taxes. The ASU requires that deferred tax assets and liabilities be classified as noncurrent in the statement of financial position, thereby simplifying the guidance that required an entity to separate deferred assets and liabilities into current and noncurrent amounts, and was effective for the Company beginning in the first quarter of 2016. The Company early-adopted the ASU as of December 31, 2015 and its statement of financial position as of this date reflects the revised classification of current deferred tax assets and liabilities as noncurrent.

The Company has established a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets. The valuation allowance increased $10.9 million, $11.7 million and $10.6 million during the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, the Company had net operating loss carryforwards of approximately $169.1 million and $84.2 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. Of these amounts, $1.6 million represent federal and state excess tax deductions from stock-based compensation, which will be recorded as an adjustment to additional paid-in capital when they reduce tax payable. The U.S. federal net operating loss carryforwards will begin to expire in 2026 while for state purposes, the net operating losses began to expire in 2016.

As of December 31, 2016, the Company had net credit carryforwards of approximately $3.3 million and $2.7 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The federal credit carryforwards begin to expire in 2028. California credits have no expiration date. Other state credit carryforwards begin to expire in 2023.

On December 18, 2015, The Consolidated Appropriations Act of 2014 was signed into law, which retroactively reinstated and made permanent the federal research tax credit provisions from January 1, 2015 through December 31, 2015.

The Internal Revenue Code of 1986, as amended, imposes restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Accordingly, a company's ability to use net operating losses and tax credits may be limited as prescribed under Internal Revenue Code Section 382 and 383 ("IRC Section 382"). Events which may cause limitations in the amount of the net operating losses or tax credits that the Company may use in any one year include, but are not

VERACYTE, INC.
Notes to Financial Statements (Continued)
13. Income Taxes (Continued)

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

Uncertain Tax Positions

As of December 31, 2016, the Company had unrecognized tax benefits of $2.2 million, none of which would currently affect the Company's effective tax rate if recognized due to the Company's deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at December 31, 2016 will significantly increase or decrease within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands of dollars):

	Year Ended December 31,
	2016	2015	2014
Unrecognized tax benefits, beginning of period	$1,871	$1,571	$727
Gross increases—tax position in prior period	—	—	548
Gross decreases—tax position in prior period	—	—	—
Gross increases—current period tax position	351	300	296
Lapse of statute of limitations	—	—	—
Unrecognized tax benefits, end of period	$2,222	$1,871	$1,571

It is the Company's policy to include penalties and interest expense related to income taxes as a component of other income (expense), net, and interest expense, respectively, as necessary. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2016.

The Company's major tax jurisdictions are the United States and California. All of the Company's tax years will remain open for examination by the Federal and state tax authorities for three and four years, respectively, from the date of utilization of the net operating loss or research and development credit. The Company does not have any tax audits pending.

14. 401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. Employer contributions to the plan were $262,000 and $103,000 for the years ended December 31, 2016 and 2015, respectively. There were no employer contributions to the plan for the year ended December 31, 2014.

15. Selected Quarterly Financial Data (Unaudited)

The following table presents selected unaudited financial data for each of the eight quarters in the two-year period ended December 31, 2016. The Company believes this information reflects all recurring adjustments necessary to fairly present this information when read in conjunction with the Company's financial statements and the related notes. Net loss per common share, basic and diluted, for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period (in thousands of dollars, except for share and per share data):

Quarter Ended	March 31	June 30	September 30	December 31
2016:
Revenue	$13,550	$14,675	$18,603	$18,257
Net loss	(10,075)	(11,243)	(5,637)	(4,403)
Net loss per common share, basic and diluted	(0.36)	(0.40)	(0.20)	(0.14)
Shares used to compute net loss per common share, basic and diluted	27,817,993	27,859,918	27,916,819	31,705,603
2015:
Revenue	$11,218	$11,908	$12,335	$14,042
Net loss	(7,610)	(9,136)	(8,945)	(8,013)
Net loss per common share, basic and diluted	(0.34)	(0.35)	(0.32)	(0.29)
Shares used to compute net loss per common share, basic and diluted	22,539,723	26,048,934	27,640,806	27,672,806

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria established in Internal Control Integrated Framework ("2013 Framework") issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Based on our evaluation using those criteria, our management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for "emerging growth companies."

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to directors is incorporated by reference from the information under the caption “Election of Directors,” contained in our proxy statement to be filed with the Securities and Exchange Commission no later than 120 days from the end of our fiscal year ended December 31, 2016 in connection with the solicitation of proxies for our 2017 Annual Meeting of Stockholders, or the Proxy Statement. Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.
There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.
Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics that applies to all of our officers and employees, including our Chairman, President and Chief Executive Officer, our Chief Financial Officer and other employees who perform financial or accounting functions. The Code of Business Conduct and Ethics sets forth the basic principles that guide the business conduct of our employees. We have also adopted a Senior Financial Officers’ Code of Ethics that specifically applies to our Chairman, President and Chief Executive Officer, our Chief Financial Officer, and key management employees. Stockholders may request a free copy of our Code of Business Conduct and Ethics and our Senior Financial Officers’ Code of Ethics by contacting Veracyte, Inc., Attention: Chief Financial Officer, 6000 Shoreline Court, Suite 300, South San Francisco, California 94080.
To date, there have been no waivers under our Code of Business Conduct and Ethics or Senior Financial Officers’ Code of Ethics. We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics or Senior Financial Officers’ Code of Ethics or waivers of such Codes granted to executive officers and directors on our website at http://www.veracyte.com within four business days following the date of such amendment or waiver.
Our Board of Directors has appointed an Audit Committee, comprised of Ms. Karin Eastham, as Chairwoman, Dr. Fred E. Cohen and Kevin K. Gordon. The Board of Directors has determined that Ms. Eastham qualifies as an Audit Committee Financial Expert under the definition outlined by the Securities and Exchange Commission. In addition, each of the members of the Audit Committee qualifies as an "independent director" under the current rules of The NASDAQ Stock Market and Securities and Exchange Commission rules and regulations.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the information under the captions “Election of Directors-Director Compensation” and “Executive Compensation” contained in the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the disclosure appearing under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Equity Compensation Plan Information” contained in the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information under the caption “Election of Directors-Certain Relationships and Related Transactions” and “-Director Independence” contained in the Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from the information under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” contained in the Proxy Statement.

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

10.3	#	2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

Exhibit Number		Description
10.4	# *	Forms of agreements under the 2013 Stock Incentive Plan.

10.5	#	Veracyte, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, as amended).

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

10.9	*	First Amendment to Office Building Lease dated May 3, 2016 by and between American Fund US Investments LP and the Registrant.

10.10	*	Second Amendment to Office Building Lease dated February 8, 2017 by and between CRP 6000 Shoreline, L.L.C. and the Registrant.

10.11	#
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

10.18	# *	Change of Control and Severance Agreement, effective as of February 15, 2017, between Keith Kennedy and the Registrant.

Exhibit Number		Description
10.19	#
Offer Letter dated as of April 8, 2013 with Shelly D. Guyer (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

10.20	#
Offer Letter dated as of January 28, 2010 with Christopher M. Hall (incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 (File No. 333-191282), as amended, declared effective on October 29, 2013).

10.21	†
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

10.24
Second Amendment to Pathology Services Agreement dated as of January 1, 2014 by and between the Registrant and Thyroid Cytopathology Partners, P.A. (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013).

10.25	†
Ex-U.S. Co-Promotion Agreement between the Registrant and Genzyme Corporation (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report Form 10-K for the year ended December 31, 2015, as amended).

10.26
Credit Agreement dated as of March 25, 2016 by and among Veracyte, Inc. as Borrower, Visium Healthcare Partners, LP, as Administrative Agent, the Guarantors from time to time party thereto and the Lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).

10.27
Security Agreement dated March 30, 2016 between Veracyte, Inc. and Visium Healthcare Partners, LP, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).

10.28
Pledge Agreement dated March 30, 2016 between Veracyte, Inc. and Visium Healthcare Partners, LP, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).

10.29
Letter agreement regarding potential opportunity to purchase common equity interests dated March 30, 2016 between Veracyte, Inc. and Visium Healthcare Partners, LP (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).

10.30	*
First Amendment to Credit Agreement dated as of December 14, 2016 by and among Veracyte, Inc. as Borrower, Visium Healthcare Partners, LP, as Administrative Agent, the Guarantors from time to time party thereto and the Lenders from time to time party thereto.

12.1	*	Statement Regarding Computation of Ratios.

23.1	*	Consent of independent registered public accounting firm.

24.1	*	Power of Attorney (see the signature page of this Annual Report on Form 10-K).

Exhibit Number		Description

31.1	*	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	* **	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	* **	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

_____________________________________________

†	Confidential treatment has been granted with respect to certain portions of this Exhibit.

#	Indicates management contract or compensatory plan or arrangement.

*	Filed herewith.

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

ITEM 16.    FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERACYTE, INC.
By:	/s/ BONNIE H. ANDERSON
Bonnie H. Anderson Chairman and Chief Executive Officer
Date: March 1, 2017

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Bonnie H. Anderson and Keith S. Kennedy, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this annual report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant on the dates and the capacities indicated.

Signature	Title	Date

/s/ BONNIE H. ANDERSON	Chairman and Chief Executive Officer (Principal Executive Officer)	March 1, 2017
Bonnie H. Anderson

/s/ KEITH S. KENNEDY	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2017
Keith S. Kennedy

/s/ JOHN L. BISHOP	Lead Independent Director	March 1, 2017
John L. Bishop

/s/ FRED E. COHEN, M.D., D.PHIL.	Director	March 1, 2017
Fred E. Cohen, M.D., D.Phil.

/s/ KARIN EASTHAM	Director	March 1, 2017
Karin Eastham

/s/ ROBERT S. EPSTEIN	Director	March 1, 2017
Robert S. Epstein

/s/ KEVIN K. GORDON	Director	March 1, 2017
Kevin K. Gordon

/s/ EVAN JONES	Director	March 1, 2017
Evan Jones

/s/ TINA S. NOVA, PH.D.	Director	March 1, 2017
Tina S. Nova, Ph.D.

/s/ JESSE I. TREU, PH.D.	Director	March 1, 2017
Jesse I. Treu, Ph.D.