Form 10-Q
period 2017-03-31
VERACYTE, INC.
filed 2017-05-03
CIK 1384101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________

FORM 10-Q
  ________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
  ________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of April 28, 2017, there were 33,870,122 shares of common stock, par value $0.001 per share, outstanding.

VERACYTE, INC.

i

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

VERACYTE, INC.

Condensed Balance Sheets

(In thousands of dollars, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$51,506	$59,219
Accounts receivable	9,125	8,756
Supplies inventory	3,443	3,475
Prepaid expenses and other current assets	2,101	2,057
Restricted cash	120	120
Total current assets	66,295	73,627
Property and equipment, net	10,657	11,480
Finite-lived intangible assets, net	13,867	14,133
Goodwill	1,057	1,057
Restricted cash	603	603
Other assets	127	134
Total assets	$92,606	$101,034
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,611	$2,424
Accrued liabilities	6,800	9,110
Total current liabilities	9,411	11,534
Long-term debt	24,944	24,918
Capital lease liability, net of current portion	528	599
Deferred rent, net of current portion	4,373	4,402
Total liabilities	39,256	41,453
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 33,867,975 and 33,762,278 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	34	34
Additional paid-in capital	241,617	239,631
Accumulated deficit	(188,301)	(180,084)
Total stockholders’ equity	53,350	59,581
Total liabilities and stockholders’ equity	$92,606	$101,034

The accompanying notes are an integral part of these financial statements.

VERACYTE, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands of dollars, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenue	$16,432	$13,550
Operating expenses:
Cost of revenue	6,297	6,279
Research and development	4,030	3,461
Selling and marketing	7,336	7,066
General and administrative	6,019	6,228
Intangible asset amortization	267	267
Total operating expenses	23,949	23,301
Loss from operations	(7,517)	(9,751)
Interest expense	(800)	(367)
Other income, net	100	43
Net loss and comprehensive loss	$(8,217)	$(10,075)
Net loss per common share, basic and diluted	$(0.24)	$(0.36)
Shares used to compute net loss per common share, basic and diluted	33,823,889	27,817,993

The accompanying notes are an integral part of these financial statements.

VERACYTE, INC.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands of dollars)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(8,217)	$(10,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	902	762
Bad debt expense	—	66
Genzyme co-promotion fee amortization	—	(430)
Stock-based compensation	1,572	1,496
Amortization and write-off of debt discount and issuance costs	26	92
Interest on debt balloon payment and prepayment penalty	—	206
Changes in operating assets and liabilities:
Accounts receivable	(369)	207
Supplies inventory	32	115
Prepaid expenses and current other assets	(244)	(176)
Other assets	7	(49)
Accounts payable	528	301
Accrued liabilities and deferred rent	(2,323)	(1,113)
Net cash used in operating activities	(8,086)	(8,598)
Investing activities
Purchases of property and equipment	(615)	(2,855)
Proceeds from sale of property and equipment	440	—
Change in restricted cash	—	(120)
Net cash used in investing activities	(175)	(2,975)
Financing activities
Proceeds from the issuance of long-term debt, net of debt issuance costs	—	24,600
Payment of long-term debt	—	(5,000)
Payment of end-of-term debt obligation and prepayment penalty	—	(288)
Proceeds from the issuance of common stock in a public offering, net of costs	200	—
Payment of capital lease liability	(66)	—
Proceeds from the exercise of common stock options and employee stock purchases	414	633
Net cash provided by financing activities	548	19,945
Net (decrease) increase in cash and cash equivalents	(7,713)	8,372
Cash and cash equivalents at beginning of period	59,219	39,084
Cash and cash equivalents at end of period	$51,506	$47,456
Supplementary cash flow information of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$—	$423
Unpaid deferred stock offering	—	148

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

Veracyte is a leading genomic diagnostics company that is fundamentally improving patient care by resolving diagnostic uncertainty with evidence that is trustworthy and actionable. The Company's products uniquely combine genomic technology, clinical science and machine learning to provide answers that give physicians and patients a clear path forward without risky, costly surgery that is often unnecessary.

Since the Company's founding in 2008, it has commercialized three genomic tests that it believes is transforming diagnostics:

Afirma Thyroid FNA Analysis - The Afirma GEC, which employs a proprietary 142-gene signature to determine whether thyroid nodules previously classified by cytopathology as indeterminate can be reclassified as benign, thus enabling the patient to avoid an unnecessary surgery. An additional 25 genes are used to differentiate uncommon neoplasm subtypes.

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

All of the Company's testing services are made available through its clinical reference laboratories located in San Francisco, California and Austin, Texas, which are each certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA.

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet as of March 31, 2017, the condensed statements of operations and comprehensive loss for the three months ended March 31, 2017 and 2016, and the condensed statements of cash flows for the three months ended March 31, 2017 and 2016 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed balance sheet at December 31, 2016 has been derived from audited financial statements. The results for the three months ended March 31, 2017 are not necessarily indicative of the results expected for the full year or any other period.

The accompanying interim period condensed financial statements and related financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Through March 31, 2017, all of the Company’s revenue has been derived from the sale of Afirma. To date, Afirma has been delivered primarily to physicians in the United States. The Company’s third-party payers in excess of 10% of revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended March 31,
	2017	2016
Medicare	26%	31%
UnitedHealthcare	13%	13%
	39%	44%

The Company’s significant third-party payers and their related accounts receivable balance as a percentage of total accounts receivable were as follows:

	March 31, 2017	December 31, 2016
Medicare	18%	18%

No other third-party payer represented more than 10% of the Company’s accounts receivable balances as of those dates.

Restricted Cash

The Company had deposits of $120,000 included in current assets as of March 31, 2017 and December 31, 2016, pledged for corporate credit cards. The Company also had deposits of $603,000 included in long-term assets as of March 31, 2017 and December 31, 2016, restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of the Company’s South San Francisco facility signed in April 2015.

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

The Company may bill the patient directly for these amounts in the form of co-payments and co-insurance in accordance with their insurance carrier and health plans. In the absence of contracted reimbursement or the ability to estimate the amount that will ultimately be realized for the Company’s services, revenue is recognized on the cash basis.

Revenue recognized for the three months ended March 31, 2017 and 2016 was as follows (in thousands of dollars):

	Three Months Ended March 31,
	2017	%	2016	%
Revenue recognized on the accrual basis	$15,138	92%	$8,226	61%
Revenue recognized on the cash basis	1,294	8%	5,324	39%
Total	$16,432	100%	$13,550	100%

Prior to July 1, 2016, the Company accrued less than 50% of the billed GEC test volume per fiscal period. The Company believed it did not have a consistent enough payment history to accrue the remaining GEC tests delivered to customers and, as noted above, recognized revenue on the cash basis for such tests. The Company has been analyzing the amounts received for tests performed since commercialization, and during the quarter ended September 30, 2016, sufficient information developed to support a reasonable estimate of the amount of revenue to accrue upon test delivery for a number of payers that had been previously recognized on the cash basis. As a result, starting in the quarter ended September 30, 2016, the Company began accruing substantially all of its billed GEC test volume. In determining the amount to accrue for a particular test, the Company considered factors such as payer coverage, whether there is a reimbursement contract between the payer and the Company, timeliness of payment, payment as a percentage of agreed upon rate (if applicable), amount paid per test and any current developments or changes that could impact reimbursement. As a result, the Company recognized $3.5 million of incremental revenue during the quarter ended September 30, 2016 upon test delivery that previously would not have been recognized until cash was received. Tests performed prior to July 1, 2016 that did not meet the Company’s accrual criteria at the time of delivery will continue to be recognized as revenue on the cash basis.

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

In March 2016, the FASB issued ASU 2016-9, Compensation - Stock Compensation, related to the tax effects of share-based awards. The ASU requires that all the tax effects of share-based awards be recorded through the income statement, thereby simplifying the current guidance that requires excess tax benefits and certain excess tax deficiencies to be recorded in equity.  This ASU also permits an election for the impact of forfeitures on the recognition of expense for share-based payment awards where forfeitures can be estimated or recognized when they occur. This ASU is effective for interim and annual periods beginning after December 15, 2016.  The Company adopted this ASU as of January 1, 2017 and elected to continue using its forfeiture estimation method for share-based payment awards. This ASU was adopted prospectively and the impact of adoption on the Company's financial statements was not material.

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

	Three Months Ended March 31,
	2017	2016
Shares of common stock subject to outstanding options	5,638,214	4,459,732
Employee stock purchase plan	29,350	25,029
Restricted stock units	39,500	—
Total common stock equivalents	5,707,064	4,484,761

3. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands of dollars):

	March 31, 2017	December 31, 2016
Accrued compensation expenses	$3,529	$6,120
Accrued other	3,271	2,990
Total accrued liabilities	$6,800	$9,110

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

The fair value of the Company’s financial assets, which consist only of money market funds, was $52.0 million and $58.7 million as of March 31, 2017 and December 31, 2016, respectively, and are Level I assets as described above.

5. Commitments and Contingencies

Operating Leases

The Company leases its headquarters and laboratory facilities in South San Francisco, California under a non-cancelable lease agreement for approximately 59,000 square feet. The lease began in June 2015 and ends in March 2026 and contains extension of lease term and expansion options. The Company had deposits of $603,000 included in long-term assets as of March 31, 2017 and December 31, 2016, restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of the South San Francisco facility.

The Company also leases laboratory and office space in Austin, Texas under a lease that expires on July 31, 2018. The Company provided a cash security deposit of $75,000, which is included in other assets in the Company’s condensed balance sheets as of March 31, 2017 and December 31, 2016.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2017 are as follows (in thousands of dollars):

Year Ending December 31,
2017	$1,618
2018	2,102
2019	2,026
2020	2,082
2021	2,144
Thereafter	9,812
Total minimum lease payments	$19,784

The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Rent expense was $457,000 and $628,000 for the three months ended March 31, 2017 and 2016, respectively.

Capital Lease

The Company entered into a capital lease in December 2016 for $1.2 million of equipment and the associated equipment has not been placed into service as of March 31, 2017. Amortization of the equipment will commence when the equipment is placed into service and ready for its intended use. The Company paid an upfront amount of $330,000 and the present value of the total future minimum lease payments was $874,000 at December 31, 2016. The short-term portion of the capital lease included in accrued liabilities on the Company's balance sheet was $280,000 and $275,000, respectively, as of March 31, 2017 and December 31, 2016. The long-term portion of the capital lease included in capital lease liability on the Company's balance sheet was $528,000 and $599,000, as of March 31, 2017 and December 31, 2016. As of March 31, 2017, the annual future min imum lease payments will be $238,000, $317,000 and $317,000, respectively for the years ending 2017, 2018 and 2019.

Supplies Purchase Commitments

The Company had non-cancelable purchase commitments with suppliers to purchase a minimum quantity of supplies for approximately $1.2 million at March 31, 2017.

Contingencies

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. The Company believes there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.

6. Debt

Credit Agreement

In March 2016, the Company entered into a credit agreement (the “Credit Agreement”) with Visium Healthcare Partners, LP (“Visium”). Under the Credit Agreement, two term loans are available to the Company with an aggregate principal amount of up to $40.0 million. The Company drew down the initial $25.0 million term loan (the “Initial Term Loan”) on March 30, 2016, of which $5.0 million was used to pay the outstanding balance of the Company’s existing long-term debt, which was cancelled at that date. On or prior to June 30, 2017, the Company is permitted to request the second term loan of up to $15.0 million (the “Second Term Loan” and together with the Initial Term Loan, the “Term Loans”). The Term Loans mature on March 31, 2022.

The Term Loans bear interest at a fixed rate of 12.0% per annum, payable quarterly at the end of each March, June, September and December. No principal payments will be due during an interest-only period, commencing on the funding date for the Initial Term Loan (the “Initial Borrowing Date”) and continuing through and including March 31, 2020. The Company is obligated to repay the outstanding principal amounts under the Term Loans in eight equal installments during the final two years under the Credit Agreement. For any quarterly interest payment through and including the 16th interest payment date after the Initial Borrowing Date, so long as no event of default has occurred and is then continuing, the Company may elect to pay interest in cash on the outstanding principal amounts of the Term Loans at a fixed rate of 9.0%, with the remaining 3.0% of the 12.0% interest paid-in-kind by adding such paid-in-kind interest to the outstanding principal amounts of the Term Loans. The Company elected to pay interest in-kind for the quarters ended June 30, 2016 and September 30, 2016 and has recorded a total of $385,000 of paid-in-kind interest through March 31, 2017.

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

The Company’s obligations under the Credit Agreement are secured by a security interest in substantially all of its assets. The Credit Agreement contains customary representations, warranties and events of default, as well as affirmative and negative covenants. The negative covenants include, among other provisions, covenants that limit or restrict the Company’s ability to incur liens, make investments, incur indebtedness, merge with or acquire other entities, dispose of assets, make dividends or other distributions to holders of its equity interests, engage in any material new line of business or enter into certain transactions with affiliates, in each case subject to certain exceptions. To the extent the Company forms or acquires certain subsidiaries domiciled in the United States, those subsidiaries are required to be guarantors of the Company’s obligations under the Credit Agreement. As of March 31, 2017, the Company was in compliance with the loan covenants.

As of March 31, 2017, the net debt obligation for borrowings made under the Credit Agreement was as follows (in thousands of dollars):

March 31, 2017
Debt principal	$25,385
Unamortized deferred debt issuance costs	(441)
Net debt obligation	$24,944

Future principal payments under the Credit Agreement are as follows (in thousands of dollars):

Year Ending December 31,
2020	$9,519
2021	12,693
2022	3,173
Total	$25,385

Loan and Security Agreement

In June 2013, the Company entered into a loan and security agreement as subsequently amended (“2013 Loan Agreement”) with a financial institution that provided for borrowings of up to $10.0 million in aggregate. Borrowings under the 2013 Loan Agreement totaled $5.0 million, which was outstanding at January 1, 2016 until March 30, 2016 when it was repaid upon the Company entering into the Credit Agreement discussed above.

Interest Expense

Interest expense was as follows (in thousands of dollars):

	Three Months Ended March 31,
	2017	2016
Nominal interest	$762	$70
Amortization and write-off of debt discount and debt issuance costs	26	91
Prepayment penalty	—	50
End-of-term payment interest	—	156
Interest on capital lease	12	—
Total	$800	$367

7. Stockholders’ Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows:

	March 31, 2017	December 31, 2016
Stock options and restricted stock units issued and outstanding	6,549,315	5,251,832
Stock options and restricted stock units available for grant under stock option plans	918,294	887,724
Common stock available for the Employee Stock Purchase Plan	525,794	609,053
Total	7,993,403	6,748,609

8. Genzyme Co-Promotion Agreement

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

In November 2014, the Company signed an Amended and Restated U.S. Co-Promotion Agreement (“Amended Agreement”) with Genzyme. Under the Amended Agreement, the co-promotion fees Genzyme receives as a percentage of U.S. cash receipts were reduced from 32% to 15% beginning January 1, 2015. Through August 11, 2014, the Company amortized the $10.0 million upfront co-promotion fee on a straight-line basis over a four-year period, which was management’s best estimate of the life of the agreement, in part because after that period either party could have terminated the agreement without penalty. Effective August 12, 2014, the Company extended the amortization period from January 2016 to June 2016, the modified earliest period either party could terminate the agreement without penalty. The Company accounted for the change in accounting estimate prospectively. The agreement was terminable by either party with six months prior notice, however, under the Amended Agreement, neither party could terminate the agreement for convenience prior to June 30, 2016. The agreement with Genzyme was to expire in 2027. On March 9, 2016, the Company gave Genzyme notice of termination of the Amended Agreement effective September 9, 2016 and the amortization of the upfront co-promotion fee was further extended to that date. The extension of the amortization period has no impact on the Company's 2016 financial statements on an annual basis.

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

The Company incurred $2.1 million in co-promotion expense, excluding the amortization of the upfront co-promotion fee, for the three months ended March 31, 2016, which is included in selling and marketing expenses in the condensed statements of operations and comprehensive loss. The Company had no outstanding obligations to Genzyme as of March 31, 2017 and December 31, 2016.

The Company amortized $431,000 of the $10.0 million upfront co-promotion fee in the three months ended March 31, 2016, which is reflected as a reduction to selling and marketing expenses in the condensed statements of operations and comprehensive loss. No such related costs were incurred during the three-months ended March 31, 2017.

9. Thyroid Cytopathology Partners

In 2010, the Company entered into an arrangement with Pathology Resource Consultants, P.A. (“PRC”) to set up and manage a specialized pathology practice to provide testing services to the Company. There is no direct monetary compensation from the Company to PRC as a result of this arrangement. The Company’s service agreement is with the specialized pathology practice, Thyroid Cytopathology Partners (“TCP”), and was effective through December 31, 2015, and thereafter automatically renews every year unless either party provides notice of intent not to renew at least 12 months prior to the end of the then-current term. Under the service agreement, the Company pays TCP based on a fixed price per test schedule, which is reviewed periodically for changes in market pricing. Subsequent to December 2012, an amendment to the service agreement allows TCP to sublease a portion of the Company’s facility in Austin, Texas. The Company does not have an ownership interest in or provide any form of financial or other support to TCP.

The Company has concluded that TCP represents a variable interest entity and that the Company is not the primary beneficiary as it does not have the ability to direct the activities that most significantly impact TCP’s economic performance. Therefore, the Company does not consolidate TCP. All amounts paid to TCP under the service agreement are expensed as incurred and included in cost of revenue in the condensed statements of operations and comprehensive loss. The Company incurred $1.2 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively, in cytopathology testing and evaluation services expenses with TCP. The Company’s outstanding obligations to TCP for cytopathology testing services were $440,000 and $426,000 as of March 31, 2017 and December 31, 2016, respectively, and are included in accounts payable on the Company’s condensed balance sheets.

TCP reimburses the Company for TCP's proportionate share of the Company’s rent and related operating expenses for the leased facility. TCP’s portion of rent and related operating expenses for the shared space at the Austin, Texas facility was $25,000 and $23,000 for the three months ended March 31, 2017 and 2016, respectively, and is included in other income, net in the Company’s condensed statements of operations and comprehensive loss.

10. Income Taxes

The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2017 and 2016. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

As of March 31, 2017, the Company had unrecognized tax benefits of $2.3 million, none of which would currently affect the Company’s effective tax rate if recognized due to the Company’s net deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at March 31, 2017 will significantly increase or decrease within the next 12 months. There was no interest expense or penalties related to unrecognized tax benefits recorded through March 31, 2017.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read together with the condensed financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

We believe our focus on developing clinically useful tests that change patient care is enabling the company to set new standards in genomic test reimbursement. Our flagship product, the Afirma GEC, is now covered for more than 228 million people in the U.S. for use in thyroid cancer diagnosis and our second commercial product, the Percepta classifier, is the first genomic test to gain Medicare coverage for improved lung cancer screening and diagnosis.

First Quarter 2017 Financial Results

For the three-month period ended March 31, 2017, as compared to the first quarter of 2016:

•	Revenue was $16.4 million, an increase of 21%;

•	Operating Expenses were $23.9 million, an increase of 3%;

•	Net Loss and Comprehensive Loss was $8.2 million, an 18% improvement;

•	Cash Burn (which is defined as net cash used in operating activities and net capital expenditures) was $8.3 million, a 28% improvement; and

•	Cash and Cash Equivalents was $51.5 million at March 31, 2017.

First Quarter 2017 and Recent Business Highlights

Commercial Growth:

•	Grew GEC volume by 9% during the first quarter of 2017, compared to the first quarter of 2016.

•	Executed agreement with Quest Diagnostics, which is now offering the Afirma GEC to its large network of physician customers through its AmeriPath anatomic pathology business.

Reimbursement Progress:

•
Announced ten new coverage policies for the Afirma GEC with Blues plans and secured coverage from the Blues Federal Employee Program. This brings the total number of covered lives for the test to nearly 230 million, including more than 75 million Blues plan members.

•	Expanded the number of health plan members with in-network access to the Afirma GEC to approximately 160 million, including more than 30 million through Blues plans.

•
Secured final Medicare coverage and pricing for the Percepta classifier for use in lung cancer screening and diagnosis, that is in line with our expectations and similar to the Medicare price for the Afirma GEC.

Clinical Evidence Development:

•
Unveiled data from our pivotal clinical validation study demonstrating that the next-generation Afirma Genomic Sequencing Classifier achieved its endpoint of identifying 30% more benign patients than the current GEC. The new data will be shared May 4, 2017 during the American Association of Clinical Endocrinologists annual meeting in Austin, Texas.

•	A study demonstrating the cost-effectiveness of the Percepta classifier was accepted for publication in a major pulmonology journal.

Factors Affecting Our Performance

Reported Molecular Test Volume

Our performance depends on the number of molecular tests that we perform and report as completed in our CLIA laboratories. Factors impacting the number of tests that we report as completed include, but are not limited to:

•	the number of samples that we receive that meet the medical indication for each test performed;

•	the quantity and quality of the sample received;

•	receipt of the necessary documentation, such as physician order and patient consent, required to perform, bill and collect for our tests;

•	the patient's ability to pay or provide necessary insurance coverage for the tests performed;

•	the time it takes us to perform our tests and report the results; and

•
the seasonality inherent in our business, such as the impact of work days per period, timing of industry conferences and the timing of when patient deductibles are exceeded, which also impacts the reimbursement we receive from insurers.

We generate substantially all our revenue from genomic testing services, including the rendering of a cytopathology diagnosis as part of the Afirma solution. We do not accrue revenue for tests performed and reported that do not meet our accrual criteria. For the Afirma GEC, we do not accrue revenue for approximately 5%-10% of the tests that we perform and report as complete due principally to insufficient RNA from which to render a result and tests performed for which we do not reasonably expect to be paid. For tests that we perform that do not meet our accrual criteria, we recognize revenue upon cash receipt.

Continued Adoption of and Reimbursement for our Products

Revenue growth depends on both our ability to secure coverage decisions, achieve broader reimbursement at increased levels from third-party payers, expand our base of prescribing physicians and increase our penetration in existing accounts. Because some payers consider our products experimental and investigational, we may not receive payment for tests and payments we receive may not be at acceptable levels. We expect our revenue growth will increase as more payers make a positive coverage decision and as payers enter into contracts with us, which should enhance our accrued revenue and cash collections. To drive increased adoption of Afirma, we increased our sales force over the last several years, along with increasing our marketing efforts. We have hired institutional channel managers to focus on the institutional segment, where accounts generally send us FNAs for the GEC only, and account managers, dedicated to serving existing accounts, thereby freeing up our product specialists to focus on transacting new business. If we are unable to expand the base of prescribing physicians and penetration within these accounts at an acceptable rate, or if we are not able to execute our strategy for increasing reimbursement, we may not be able to effectively increase our revenue.

How We Recognize Revenue

We recognize revenue on an accrual basis when we are able to make a reasonable estimate of reimbursement at the time delivery is complete. In the first period in which revenue is accrued for a particular payer or test, there generally is a one-time increase in revenue. Until we have contracts with payers or can reasonably estimate the amount that will ultimately be received, we recognize the related revenue on the cash basis. As we commercialize new products, we will need to be able to make a reasonable estimate of the amount that will ultimately be received from each payer for each new product offering prior to being able to recognize the related revenue on an accrual basis. Because the timing and amount of cash payments received from payers as well as one-time increases in revenue from newly accrued payers are difficult to predict, we expect that our revenue may fluctuate significantly in any given quarter.

As of March 31, 2017, cumulative amounts billed at list price for tests processed which were not recognized as revenue upon delivery of a patient report because our accrual revenue recognition criteria were not met and for which we have not collected cash or written off as uncollectible, totaled approximately $160.6 million.

As of December 31, 2016, cumulative amounts billed at list price for tests processed which were not recognized as revenue upon delivery of a patient report because our accrual revenue recognition criteria were not met and for which we have not collected cash or written off as uncollectible, totaled $161.2 million. Of this amount, we recognized revenue of approximately $1.2 million in the three months ended March 31, 2017, when cash was received.

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

For tests that were on average one year old, our average reimbursement per GEC was approximately $2,300 for the quarter ended March 31, 2017 as compared with approximately $2,100 for the same period in 2016. The average GEC reimbursement rate will change over time due to a number of factors, including medical coverage decisions by payers, the effects of contracts signed with payers, changes in allowed amounts by payers, our ability to successfully win appeals for payment, and our ability to collect cash payments from third-party payers and individual patients. Historical average reimbursement is not necessarily indicative of future average reimbursement. For the quarter ended March 31, 2017, on average we accrued between $2,300 and $2,400 for the Afirma GEC tests that met our revenue recognition standard, which was between 90%-95% of the reported Afirma GEC test volume.

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

Over the eight quarters ended March 31, 2017, we generated between $2.1 to $2.7 million in revenue per quarter from providing cytopathology services associated with our Afirma solution.

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

Impact of Genzyme Co-promotion Agreement

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

Financial Overview

Revenue

Through March 31, 2017, all of our revenue has been derived from the sale of Afirma. To date, Afirma has been delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of cash collection from the third-party payer and individual patients. Third-party payers in excess of 10% of revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended March 31,
	2017	2016
Medicare	26%	31%
UnitedHealthcare	13%	13%
	39%	44%

For tests performed where we can reasonably estimate the amount we will ultimately receive at the time delivery is complete we recognize the related revenue upon delivery of a patient report to the prescribing physician based on the established billing rate less contractual and other adjustments to arrive at the amount that we expect to ultimately receive. We determine the amount we expect to ultimately receive based on a per payer, per contract or agreement basis. Upon ultimate collection, the amount received where reimbursement was estimated is compared to previous estimates and the amount accrued is adjusted accordingly. In other situations, where we cannot reasonably estimate the amount that will be ultimately received, we recognize revenue on the cash basis. Our ability to increase our revenue will depend on our ability to penetrate the market, obtain positive coverage policies from additional third-party payers, obtain reimbursement and/or enter into contracts with additional third-party payers for our current and new tests, and increase reimbursement rates for tests performed. Finally, should we recognize revenue on an accrual basis and later determine the judgments underlying estimated reimbursement change, our financial results could be negatively impacted in future quarters.

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

Research and Development

Research and development expenses include costs incurred to develop our technology, collect clinical samples and conduct clinical studies to develop and support our products. These costs consist of personnel costs, including stock-based compensation expense, prototype materials, laboratory supplies, consulting costs, costs associated with setting up and conducting clinical studies at domestic and international sites, and allocated overhead including rent, information technology, equipment depreciation and utilities. We expense all research and development costs in the periods in which they are incurred. We expect to incur significant research and development expenses as we continue to invest in research and development activities related to developing additional products and evaluating various platforms. We incurred research and development expenses in 2016 for the development and launch of Envisia and for the continued development and support of the Afirma and Percepta tests. In 2017, we expect to incur research and development expenses on ongoing evidence development for our Afirma, Percepta and Envisia classifiers.

Selling and Marketing

Selling and marketing expenses consist of personnel costs, including stock-based compensation expense, direct marketing expenses, consulting costs, and allocated overhead including rent, information technology, equipment depreciation and utilities. In addition, co-promotion fees paid to Genzyme, net of amortization of the upfront fee received, are included in selling and marketing expenses through the September 9, 2016 termination date of our U.S. co-promotion agreement. We have expanded our internal sales force and increased our marketing spending as we transitioned out of the Genzyme relationship, and expect that these costs will be offset by the elimination of the co-promotion fee. We have also incurred increased selling and marketing expense as a result of investments in our lung product portfolio and believe total selling and marketing expenses will continue to increase as we launch and promote our new tests.

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

Interest Expense

Interest expense is attributable to our borrowings under our credit agreement and the loan and security agreement that it replaced.

Other Income (Expense), Net

Other income (expense), net consists primarily of sublease rental income and interest income received from payers and from our cash equivalents.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016 (In Thousands of Dollars, Except Percentages and GECs reported)

	Three Months Ended March 31,
	2017	2016	Change	%
Revenue	$16,432	$13,550	$2,882	21%
Operating expense:
Cost of revenue	6,297	6,279	18	—%
Research and development	4,030	3,461	569	16%
Selling and marketing	7,336	7,066	270	4%
General and administrative	6,019	6,228	(209)	(3)%
Intangible asset amortization	267	267	—	—%
Total operating expenses	23,949	23,301	648	3%
Loss from operations	(7,517)	(9,751)	2,234	(23)%
Interest expense	(800)	(367)	(433)	118%
Other income (expense), net	100	43	57	133%
Net loss and comprehensive loss	$(8,217)	$(10,075)	$1,858	(18)%
Other Operating Data:
GECs reported	5,834	5,352	482	9%

We incurred a net loss of $8.2 million for the three months ended March 31, 2017 compared to a net loss of $10.1 million in the same period in 2016. As of March 31, 2017, we had an accumulated deficit of $188.3 million.

Revenue

Revenue increased $2.9 million, or 21%, for the three months ended March 31, 2017 compared to the same period in 2016. The increase was primarily due to additional payers meeting our revenue recognition criteria for accrual and increased adoption of Afirma and the resultant increase in tests delivered. Revenue recognized when cash is received has decreased because payers who were previously recognized on the cash basis have met our revenue recognition criteria and are recognized on an accrual basis.

Revenue recognized on an accrual basis and cash basis for the three months ended March 31, 2017 and 2016 was as follows (in thousands of dollars):

	Three Months Ended March 31,
	2017	%	2016	%
Revenue recognized on an accrual basis	$15,138	92%	$8,226	61%
Revenue recognized on a cash basis	1,294	8%	5,324	39%
Total	$16,432	100%	$13,550	100%

Prior to July 1, 2016, we accrued less than 50% of the billed GEC test volume per fiscal period. We believed we did not have a consistent enough payment history to accrue the remaining GEC tests delivered to customers and, as noted above, recognized revenue on the cash basis for such tests. We have been analyzing the amounts received for tests performed since commercialization, and during the quarter ended September 30, 2016, sufficient information developed to support a reasonable estimate of the amount of revenue to accrue upon test delivery for a number of payers that had been previously recognized on the cash basis. As a result, starting in the quarter ended September 30, 2016, we began accruing substantially all of our billed GEC test volume. In determining the amount to accrue for a particular test, we considered factors such as payer coverage, whether there is a reimbursement contract between the payer and us, timeliness of payment, payment as a percentage of agreed upon rate (if applicable), amount paid per test and any current developments or changes that could impact reimbursement. As a result, we recognized $3.5 million of incremental revenue during the quarter ended September 30, 2016 upon test delivery that previously would not have been recognized until cash was received. Tests performed prior to July 1, 2016 that did not meet our accrual criteria at the time of delivery will continue to be recognized as revenue on the cash basis.

Cost of revenue

Comparison of the three months ended March 31, 2017 and 2016 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2017	2016	Change	%
Cost of revenue:
Reagents, chips, consumables and related costs	$2,405	$2,290	$115	5%
Cytopathology fees and related costs	1,429	1,480	(51)	(3)%
Sample collection	810	908	(98)	(11)%
Direct labor	731	785	(54)	(7)%
Other	922	816	106	13%
Total	$6,297	$6,279	$18	—%

Cost of revenue increased $18,000, or less than 1%, for the three months ended March 31, 2017 compared to the same period in 2016. Given our corporate focus on GEC growth, GEC tests increased by 9%, offsetting a 6% decrease in cytopathology tests. The increase in reagents, chips, consumables and related costs is associated primarily with increased GEC test volume and the related commission expense to a supplier. The decrease in cytopathology fees is related to the volume decrease in FNA samples processed. The decrease in direct labor costs is due to a reassignment of certain lab personnel as indirect labor, which is included in other costs. The total of direct and indirect labor costs increased 11% compared to the year ago quarter due to an average lab headcount increase of 12% and the mix shift to relatively more GECs versus cytopathology tests as more labor hours are incurred on the GEC tests compared to the cytopathology tests and at a higher average employee cost. Other costs are primarily indirect costs, such as facilities allocation, depreciation and equipment maintenance, which increased as a result of increased allocable costs.

Research and development

Comparison of the three months ended March 31, 2017 and 2016 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2017	2016	Change	%
Research and development expense:
Personnel-related expense	$1,966	$1,668	$298	18%
Stock-based compensation expense	352	300	52	17%
Direct R&D expense	997	813	184	23%
Other expense	715	680	35	5%
Total	$4,030	$3,461	$569	16%

Research and development expense increased $569,000, or 16%, for the three months ended March 31, 2017 compared to the same period in 2016. The increase in personnel-related expense was primarily due to a 23% increase in average headcount, and higher incentive compensation expense. The increase in stock-based compensation expense reflects option grants to new and existing employees. The increase in direct R&D expense was primarily due to materials purchased for research and development experiments. Other expense increased primarily as a result of increased information technology and facilities expenses that were related to research and development activities.

Selling and marketing

Comparison of the three months ended March 31, 2017 and 2016 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2017	2016	Change	%
Selling and marketing expense:
Genzyme co-promotion expense, net	$3	$1,626	$(1,623)	(100)%
Personnel-related expense	4,656	3,736	920	25%
Stock-based compensation expense	405	408	(3)	(1)%
Direct marketing expense	1,388	536	852	159%
Other expense	884	760	124	16%
Total	$7,336	$7,066	$270	4%

Selling and marketing expense increased $270,000, or 4%, for the three months ended March 31, 2017 compared to the same period in 2016. The decrease in Genzyme co-promotion expense, net, reflects the termination of the Amended Agreement effective September 9, 2016. The increase in personnel-related expense was primarily due to a 25% increase in average headcount mainly from increases of our sales and marketing personnel due to the termination of the Amended Agreement, as well as increased commissions. The increase in direct marketing expense was primarily due to a corporate rebranding exercise.

General and administrative

Comparison of the three months ended March 31, 2017 and 2016 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2017	2016	Change	%
General and administrative expense:
Personnel-related expense	$3,325	$3,026	$299	10%
Stock-based compensation expense	782	758	24	3%
Professional fees expense	1,179	1,279	(100)	(8)%
Rent and other facilities expense	518	901	(383)	(43)%
Other expense	215	264	(49)	(19)%
Total	$6,019	$6,228	$(209)	(3)%

General and administrative expense decreased $209,000, or 3%, for the three months ended March 31, 2017 compared to the same period in 2016. The increase in personnel-related expense was primarily due to a 10% increase in average headcount for the three months ended March 31, 2017 as compared to the same period in 2016, and higher incentive compensation expense. The decrease in professional fees expense was mainly due to lower audit expenses. The decrease in rent and other facilities expense was largely due to incurring facilities expenses for the three months ended March 31, 2016 for our current South San Francisco facility, as well as our previous space, for which the lease ended in March 2016.

Interest expense

Interest expense increased $433,000 for the three months ended March 31, 2017 compared to the same period in 2016 due to higher interest on the initial term loan of $25.0 million under a credit agreement entered into in March 2016, compared to the interest, end-of-term payment, prepayment penalty and write-off of debt issuance costs on the prior loan and security agreement that was paid off in March 2016.

Other income (expense), net

Other income, net, increased $57,000 for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to higher interest income from our money market investments.

Liquidity and Capital Resources

We have incurred net losses since our inception. For the three months ended March 31, 2017, we had a net loss of $8.2 million, and we expect to incur additional losses in the remainder of 2017 and at least through 2018. As of March 31, 2017, we had an accumulated deficit of $188.3 million. We may never achieve revenue sufficient to offset our expenses.

We believe our existing cash and cash equivalents of $51.5 million as of March 31, 2017, our available term loan and our revenue during the next 12 months will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

From inception through March 31, 2017, we have received $250.6 million in net proceeds from various sources to finance our operations, including net proceeds of $78.6 million from sales of our preferred stock, net proceeds of $59.2 million from our IPO, net proceeds of $37.3 million from our sale of common stock in a private placement, net proceeds of $32.1 million from our sale of common stock in a public offering, $10.0 million from the Genzyme co-promotion agreement, net borrowings of $4.9 million under our loan and security agreement which was repaid in full in March 2016, net borrowings of $24.5 million under our credit agreement, $3.6 million from the exercise of stock options and purchases of stock under our employee stock purchase plan and conversion of accrued interest to long-term debt of $0.4 million.

In March 2016, we entered into a credit agreement, or Credit Agreement, with Visium Healthcare Partners, LP, or Visium. Under the Credit Agreement, two term loans are available to us with an aggregate principal amount of up to $40.0 million. We drew down the initial $25.0 million term loan, or Initial Term Loan, on March 30, 2016.  On or prior to June 30, 2017, we are permitted to request the second term loan of up to $15.0 million, or the Second Term Loan, however, we do not anticipate that we will do so.  The Initial Term Loan and the Second Term Loan are referred to as Term Loans, which mature on March 31, 2022.

The Term Loans bear interest at a fixed rate of 12.0% per annum, payable quarterly at the end of each March, June,
September and December. No principal payments will be due during an interest-only period, commencing on the funding date for the Initial Term Loan, or Initial Borrowing Date, and continuing through and including March 31, 2020. We are obligated to repay the outstanding principal amounts under the Term Loans in eight equal installments during the final two years under the Credit Agreement. For any quarterly interest payment through and including the 16th interest payment date after the Initial Borrowing Date, so long as no event of default has occurred and is then continuing, we may elect to pay interest in cash on the outstanding principal amounts of the Term Loans at a fixed rate of 9.0%, with the remaining 3.0% of the 12.0% interest paid-in-kind by adding such paid-in-kind interest to the outstanding principal amounts of the Term Loans. We elected to pay interest in-kind for the quarters ended June 30, 2016 and September 30, 2016 and have recorded $385,000 of paid-in-kind interest through March 31, 2017.

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

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our assets. The Credit Agreement contains customary representations, warranties and events of default, as well as affirmative and negative covenants. The negative covenants include, among other provisions, covenants that limit or restrict our ability to incur liens, make investments, incur indebtedness, merge with or acquire other entities, dispose of assets, make dividends or other distributions to holders of its equity interests, engage in any material new line of business or enter into certain transactions with affiliates, in each case subject to certain exceptions. The Credit Agreement also includes financial covenants requiring minimum cash and cash equivalents balances and minimum revenues. To the extent we form or acquire certain subsidiaries domiciled in the United States, those subsidiaries are required to be guarantors of our obligations under the Credit Agreement.  As of March 31, 2017, we were in compliance with the loan covenants.

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

The following table summarizes our cash flows for the three months ended March 31, 2017 and 2016 (in thousands of dollars):

	Three Months Ended March 31,
	2017	2016
Cash used in operating activities	$(8,086)	$(8,598)
Cash used in investing activities	(175)	(2,975)
Cash provided by financing activities	548	19,945

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2017 was $8.1 million. The net loss of $8.2 million was offset primarily by $1.6 million of stock-based compensation expense and $0.9 million of depreciation and amortization, which includes $0.3 million of intangible asset amortization. Cash used as a result of changes in operating assets and liabilities of $2.4 million is primarily due to a decrease in accrued liabilities and deferred rent of $2.3 million, primarily from the payment of annual bonuses.

Cash used in operating activities for the three months ended March 31, 2016 was $8.6 million. The net loss of $10.1 million includes non-cash charges of $0.4 million in amortization of the deferred fee received from Genzyme, offset primarily by $1.5 million of stock-based compensation expense, $0.8 million of depreciation and amortization, which includes $0.3 million of intangible asset amortization, and $0.3 million in interest and prepayment penalty relating to the repayment of our borrowings under our previous loan and security agreement. The increase in net operating assets of $0.7 million was due to a decrease of $1.1 million in accrued liabilities and deferred rent primarily from the payment of annual bonuses, offset by a $0.3 million increase in accounts payable from the timing of payments.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2017 was $0.6 million for the acquisition of property and equipment, partially offset by $0.4 million of proceeds from the sale of property and equipment.

Cash used in investing activities for the three months ended March 31, 2016 was $3.0 million. The investing activities for the three months ended March 31, 2016 consisted mainly of $2.9 million used for the acquisition of property and equipment, primarily for the build out of office space and the new laboratory for our new South San Francisco facility.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2017 was $0.5 million. Of this, $0.4 million consisted of proceeds from the purchase of stock under our ESPP and exercise of options to purchase our common stock, and $0.2 million were cost reimbursements received related to our issuance of common stock in a public offering in the fourth quarter of 2016.

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

Contractual Obligations

There were no material changes during the interim period in the contractual obligations presented in our Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 1, 2017.

Off-balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. We will adopt the new revenue standard as of January 1, 2018 using the modified retrospective method. We have also completed our assessment of the first step which included identifying our customers. We are currently assessing the remainder of the steps and are in the process of evaluating the effect of adoption of the new revenue standard on our financial statements.

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

In March 2016, the FASB issued ASU 2016-9, Compensation - Stock Compensation, related to the tax effects of share-based awards. The ASU requires that all the tax effects of share-based awards be recorded through the income statement, thereby simplifying the current guidance that requires excess tax benefits and certain excess tax deficiencies to be recorded in equity.  This ASU also permits an election for the impact of forfeitures on the recognition of expense for share-based payment awards where forfeitures can be estimated or recognized when they occur. This ASU is effective for interim and annual periods beginning after December 15, 2016.  We adopted this ASU as of January 1, 2017 and elected to continue using our forfeiture estimation method for share-based payment awards. This ASU was adopted prospectively and the impact of adoption on our financial statements was not material.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $51.5 million as of March 31, 2017 which include bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited interim condensed financial statements.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

We are an emerging growth company with a history of losses, and we expect to incur net losses for the foreseeable future and may never achieve or sustain profitability.

We have incurred net losses since our inception. For the three months ended March 31, 2017, we had a net loss of $8.2 million and we expect to incur additional losses for the remainder of 2017 and at least through 2018. As of March 31, 2017, we had an accumulated deficit of $188.3 million. We may never achieve revenue sufficient to offset our expenses. Over the next couple of years, we expect to continue to devote substantially all of our resources to increase adoption of, and reimbursement for our Afirma tests, Percepta, our lung cancer test which we launched in April 2015, Envisia, our test for idiopathic pulmonary fibrosis, or IPF, which we launched in October 2016, and the development of additional tests. We may never achieve or sustain profitability, and our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

Our financial results currently depend solely on sales of our Afirma tests, and we will need to generate sufficient revenue from this and other diagnostic solutions to grow our business.

All of our revenue to date has been derived from the sale of our Afirma tests, which are used in the diagnosis of thyroid cancer. Over the next few years, we expect to continue to derive a substantial portion of our revenue from sales of our Afirma tests. In 2017, we anticipate that we will begin recognizing revenue from the sale of our Percepta test, used in the diagnosis of lung cancer. We also launched our Envisia test to help improve the diagnosis of interstitial lung disease, specifically IPF, in October 2016. Once genomic tests are clinically validated and commercially available for patient testing, we must continue to develop and publish evidence that our tests are informing clinical decisions in order for them to receive positive coverage decisions by payers. Without coverage policies, our tests may not be reimbursed and we will not be able to recognize revenue. We cannot guarantee that tests we commercialize will gain positive coverage decisions and therefore, we may never realize revenue from tests we commercialize. In addition, we are in various stages of research and development for other diagnostic solutions that we may offer, but there can be no assurance that we will be able to identify other diseases that can be effectively addressed or, if we are able to identify such diseases, whether or when we will be able to successfully commercialize solutions for these diseases and obtain the evidence and coverage decisions from payers. If we are unable to increase sales and expand reimbursement for Afirma, or successfully obtain coverage and reimbursement for our Percepta and Envisia tests or develop and commercialize other solutions, our revenue and our ability to achieve and sustain profitability would be impaired, and the market price of our common stock could decline.

We depend on a few payers for a significant portion of our revenue and if one or more significant payers stops providing reimbursement or decreases the amount of reimbursement for our tests, our revenue could decline.

Revenue for tests performed on patients covered by Medicare and UnitedHealthcare was 26% and 13%, respectively, of our revenue for the three months ended March 31, 2017, compared with 31% and 13%, respectively, in the three months ended March 31, 2016. The percentage of our revenue derived from significant payers is expected to fluctuate from period to period as our revenue increases, as additional payers provide reimbursement for our tests or if one or more payers were to stop reimbursing for our tests or change their reimbursed amounts. Effective January 2012, Palmetto GBA, the regional Medicare administrative contractor, or MAC, that handled claims processing for Medicare services with jurisdiction at that time, issued coverage and payment determinations for the Afirma Gene Expression Classifier, or GEC. On a five-year rotational basis, Medicare requests bids for its regional MAC services. Any future changes in the MAC processing or coding for Medicare claims for the Afirma GEC could result in a change in the coverage or reimbursement rates for such products, or the loss of coverage.

On March 1, 2015, a separate CPT code, or Current Procedural Terminology code, for the Afirma GEC was issued. In November 2016, CMS revised its final 2017 gapfill rate for the Afirma GEC and determined that the rate of $3,200 per test would be maintained in 2017. A decrease in the current Medicare payment rate for our tests will decrease our revenue from Medicare and may also decrease the payment rates for some of our commercial payers if they tie their allowable rates to the Medicare rate, which could have an adverse effect on our business, financial condition and results of operations.

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

We do not have a contracted rate of reimbursement with many payers for the Afirma or Percepta tests, and we do not have any contracted reimbursement with respect to the Envisia test. Without a contracted rate for reimbursement, our claims are often denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. In cases where there is no contracted rate for reimbursement, there is typically a greater patient co-insurance or co-payment requirement which may result in further delay or decreased likelihood of collection. Payers may attempt to recoup prior payments after review, sometimes after significant time has passed, which would impact future revenue.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively the ACA, enacted in March 2010, made changes that significantly affected the pharmaceutical and medical device industries and clinical laboratories. Effective January 1, 2013, the ACA included a 2.3% excise tax on the sale of certain medical devices sold outside of the retail setting. Although a moratorium has been imposed on this excise tax for 2016 and 2017, the excise tax is scheduled to be restored in 2018.

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

In the beginning of 2017, the U.S. Congress and the Administration took actions to repeal the ACA and indicated an intent to replace it with another act. Although the attempt to repeal was unsuccessful, the U.S. Congress and the Administration had indicated they intend to do so in the near future. We cannot predict if, or when, the ACA will be repealed or amended, and cannot quantify the effect of new legislation on our business.

In addition to the ACA, various healthcare reform proposals have also periodically emerged from federal and state governments. For example, in February 2012, Congress passed the Middle Class Tax Relief and Job Creation Act of 2012, which in part reset the clinical laboratory payment rates on the Medicare Clinical Laboratory Fee Schedule, or CLFS, by 2% in 2013. In addition, under the Budget Control Act of 2011, which is effective for dates of service on or after April 1, 2013, Medicare payments, including payments to clinical laboratories, are subject to a reduction of 2% due to the automatic expense reductions (sequester) until fiscal year 2024. Reductions resulting from the Congressional sequester are applied to total claims payment made; however, they do not currently result in a rebasing of the negotiated or established Medicare or Medicaid reimbursement rates.

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

The Protecting Access to Medicare Act of 2014, or PAMA, includes a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS would report initially and then on a subsequent three year basis thereafter (or annually for advanced diagnostic laboratory tests, or ADLTs), private payer payment rates and volumes for their tests. The final PAMA ruling was issued June 17, 2016 indicating that data for reporting for the new PAMA process will begin in 2017 and the new market based rates will take effect January 1, 2018. We submitted the Afirma GEC data required under PAMA before the March 31, 2017 deadline. We believe that the final PAMA regulations are generally favorable to us. The private payer rate will be calculated based on claims whose adjudication is final and will include patient deductible and co-insurance amounts.  Additionally, we believe our Afirma GEC as well as our Percepta test, once covered, would be considered ADLTs and that we can determine when to seek ADLT status.  We cannot assure you that reimbursement rates under the final regulations for tests like ours will not be adversely affected.

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

In January 2017, the FDA issued a “Discussion Paper on Laboratory Developed Tests” following input it received from multiple stakeholders who had commented on its 2014 draft guidance. While the FDA specifically states in its Discussion Paper that it does not represent a final version of the LDT draft guidance documents that were published in 2014, it is designed to provide a possible approach to spark further dialogue. The suggested LDT framework could grandfather many types of LDTs without requiring new premarket review or quality management requirements. It is also suggesting a four-year phased implementation of market authorization requirements for some types of tests.

In March 2017, a draft bill titled "The Diagnostics Accuracy and Innovation Act" was released for discussion. The bill proposes a risk-based approach to regulate LDTs and creates a new in vitro clinical test category, which includes LDTs, and a regulatory structure under the FDA. As proposed, the bill grandfathers existing tests and gives companies five years to augment test development pipelines to ensure new tests have the data necessary for FDA approval. We cannot predict if this draft bill will become legislation and cannot quantify the effect of this draft bill on our business.

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

In general, we also face competition from commercial laboratories, such as Laboratory Corporation of America Holdings and Sonic Healthcare USA, with strong infrastructure to support the commercialization of diagnostic services. We face potential competition from companies such as Illumina, Inc. and Thermo Fisher Scientific Inc., both of which have entered the clinical diagnostics market. Other potential competitors include companies that develop diagnostic products, such as Roche Diagnostics, a division of Roche Holding Ltd, Siemens AG and Qiagen N.V.

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

As we introduce new tests, we will need to add new codes to our billing process as well as our financial reporting systems. Failure or delays in effecting these changes in external billing and internal systems and processes could negatively affect our collection rates, revenue and cost of collecting.

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

We sell Afirma in the United States through our internal sales team and, until recently, also through a co-promotion agreement with Genzyme Corporation, which we terminated effective September 9, 2016. In connection with the transition, we have hired additional sales personnel to sell our Afirma tests. If we are unsuccessful in transitioning the sales and marketing of the Afirma test from Genzyme solely to our internal sales and marketing personnel, we may experience declining test volumes and associated declines in revenue. We may not be able to market or sell the Afirma test effectively enough to maintain or increase demand for the test, or without significant additional sales and marketing efforts and expense. Our failure to do so successfully without the benefit of Genzyme’s efforts could have an adverse effect on our business, financial condition and results of operations.

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

To finance any acquisitions or investments, we may choose to issue shares of our stock as consideration, which would dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may not be able to acquire other companies for stock. Alternatively, it may be necessary for us to raise additional funds for these activities through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all. If these funds are raised through the sale of equity or convertible debt securities, dilution to our stockholders could result. Our current credit agreement contains covenants that could limit our ability to sell debt securities or obtain additional debt financing arrangements, which could affect our ability to finance acquisitions or investments other than through the issuance of stock.

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

We expect continued capital expenditures and operating losses over the next few years as we expand our infrastructure, commercial operations and research and development activities. We may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. Our current credit agreement imposes restrictions on our operations, increases our fixed payment obligations, and has restrictive covenants. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third-party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to our company.

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

We apply for and in-license patents covering our products and technologies and uses thereof, as we deem appropriate, however we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. We have thirteen issued patents that expire between 2029 and 2032 related to methods used in the Afirma diagnostic platform, in addition to fourteen pending U.S. utility patent applications and two pending Patent Cooperation Treaty, or PCT, patent applications. Some of these U.S. utility patent applications have pending foreign counterparts. We also exclusively licensed intellectual property, including rights to three issued patents that will expire between 2030 and 2032, and three pending U.S. utility patent applications in the thyroid space that would expire between 2030 and 2033 once issued, related to methods that are used in the Afirma diagnostic test, some of which have foreign counterparts. In the lung diagnostic space, we exclusively license intellectual property rights to seven pending patent applications and one issued patent in the United States and abroad. Patents issuing from the licensed portfolio will expire between 2024 and 2028. In addition, we own a pending U.S. application and foreign counterpart applications pending in Australia, Canada, China, Europe, Japan, and South Korea related to our Percepta test. We also own two applications related to other lung diseases, and a PCT application, a pending U.S. application, two ex-U.S. applications, and one provisional U.S. application related to Envisia. Any patents granted from our current lung cancer patent applications will expire no earlier than 2035 and those from the interstitial lung disease patent applications will expire no earlier than from 2034 to 2037. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. We may not be successful in defending any challenges made against our patents or patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents and increased competition to our business. The outcome of patent litigation can be uncertain and any attempt by us to enforce our patent rights against others may not be successful, or, if successful, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business.

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

As of April 28, 2017, directors and executive officers and their affiliates beneficially owned, in the aggregate, 34% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third-party from acquiring control over us.

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

Date: May 3, 2017

VERACYTE, INC.

By:	/s/ KEITH S. KENNEDY
Keith S. Kennedy Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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