Form 10-Q
period 2017-06-30
VERACYTE, INC.
filed 2017-07-31
CIK 1384101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________

FORM 10-Q
  ________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

As of July 28, 2017, there were 33,893,567 shares of common stock, par value $0.001 per share, outstanding.

VERACYTE, INC.

i

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

VERACYTE, INC.

Condensed Balance Sheets

(In thousands of dollars, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$46,463	$59,219
Accounts receivable	11,027	8,756
Supplies inventory	3,317	3,475
Prepaid expenses and other current assets	1,933	2,057
Restricted cash	120	120
Total current assets	62,860	73,627
Property and equipment, net	10,093	11,480
Finite-lived intangible assets, net	13,600	14,133
Goodwill	1,057	1,057
Restricted cash	603	603
Other assets	134	134
Total assets	$88,347	$101,034
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,349	$2,424
Accrued liabilities	8,450	9,110
Total current liabilities	10,799	11,534
Long-term debt	24,971	24,918
Capital lease liability, net of current portion	456	599
Deferred rent, net of current portion	4,277	4,402
Total liabilities	40,503	41,453
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 33,891,817 and 33,762,278 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	34	34
Additional paid-in capital	243,409	239,631
Accumulated deficit	(195,599)	(180,084)
Total stockholders’ equity	47,844	59,581
Total liabilities and stockholders’ equity	$88,347	$101,034

The accompanying notes are an integral part of these financial statements.

VERACYTE, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands of dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$18,406	$14,675	$34,838	$28,225
Operating expenses:
Cost of revenue	6,960	6,301	13,257	12,580
Research and development	3,603	4,267	7,633	7,728
Selling and marketing	7,994	8,263	15,330	15,329
General and administrative	6,192	6,071	12,211	12,299
Intangible asset amortization	266	267	533	534
Total operating expenses	25,015	25,169	48,964	48,470
Loss from operations	(6,609)	(10,494)	(14,126)	(20,245)
Interest expense	(808)	(785)	(1,608)	(1,152)
Other income, net	119	36	219	79
Net loss and comprehensive loss	$(7,298)	$(11,243)	$(15,515)	$(21,318)
Net loss per common share, basic and diluted	$(0.22)	$(0.40)	$(0.46)	$(0.77)
Shares used to compute net loss per common share, basic and diluted	33,873,128	27,859,918	33,848,645	27,838,955

The accompanying notes are an integral part of these financial statements.

VERACYTE, INC.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands of dollars)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(15,515)	$(21,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,846	1,703
Bad debt expense	—	68
Loss on disposal of property and equipment	—	12
Genzyme co-promotion fee amortization	—	(721)
Stock-based compensation	3,214	3,173
Conversion of accrued interest on long-term debt	—	192
Amortization and write-off of debt discount and issuance costs	53	119
Interest on debt balloon payment and prepayment penalty	—	206
Changes in operating assets and liabilities:
Accounts receivable	(2,271)	48
Supplies inventory	158	265
Prepaid expenses and current other assets	25	47
Other assets	—	(13)
Accounts payable	266	(805)
Accrued liabilities and deferred rent	(772)	712
Net cash used in operating activities	(12,996)	(16,312)
Investing activities
Purchases of property and equipment	(728)	(3,587)
Proceeds from sale of property and equipment	440	—
Change in restricted cash	—	(2)
Net cash used in investing activities	(288)	(3,589)
Financing activities
Proceeds from the issuance of long-term debt, net of debt issuance costs	—	24,452
Payment of long-term debt	—	(5,000)
Payment of end-of-term debt obligation and prepayment penalty	—	(288)
Proceeds from the issuance of common stock in a public offering, net of costs	200	—
Payment of capital lease liability	(135)	—
Proceeds from the exercise of common stock options and employee stock purchases	463	646
Net cash provided by financing activities	528	19,810
Net decrease in cash and cash equivalents	(12,756)	(91)
Cash and cash equivalents at beginning of period	59,219	39,084
Cash and cash equivalents at end of period	$46,463	$38,993
Supplementary cash flow information of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$—	$42

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

Since the Company's founding in 2008, it has commercialized three genomic tests that it believes are transforming diagnostics:

Afirma Thyroid FNA Analysis - The Afirma genomic classifiers, specifically the Afirma Gene Expression Classifier, or GEC, and the recently commercialized Afirma Genomic Sequencing Classifier, or GSC, employ proprietary gene signatures to determine whether thyroid nodules previously classified by cytopathology as indeterminate can be reclassified as benign, thus enabling the patient to avoid an unnecessary surgery. The new Afirma GSC uniquely combines RNA sequencing and machine learning to leverage more enriched, previously undetectable genomic information. It can identify 30 percent more benign thyroid nodules among those deemed indeterminate following cytopathology.

Percepta Bronchial Genomic Classifier - The 23-gene Percepta classifier improves lung cancer screening and diagnosis by identifying patients at low risk of cancer among those whose lung nodules are not clearly benign or malignant following traditional evaluation. The Percepta classifier analyzes genomic changes that occur in the epithelial cells lining the airways of current or former smokers to assess a patient’s risk of having lung cancer, without the need to test the often-hard-to-reach nodule directly.

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

All of the Company's testing services are made available through its clinical reference laboratories located in South San Francisco, California and Austin, Texas, which are each certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA.

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet as of June 30, 2017, the condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2017 and 2016, and the condensed statements of cash flows for the six months ended June 30, 2017 and 2016 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed balance sheet at December 31, 2016 has been derived from audited financial statements. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results expected for the full year or any other period.

The accompanying interim period condensed financial statements and related financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Use of Estimates

The preparation of unaudited interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates include: revenue recognition; contractual allowances; the useful lives of property and equipment; the recoverability of long-lived assets; the estimation of the fair value of intangible assets; stock options; income tax uncertainties, including a valuation allowance for deferred tax assets; and contingencies. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and assumptions.

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

Through June 30, 2017, all of the Company’s revenue has been derived from the sale of Afirma. To date, Afirma has been delivered primarily to physicians in the United States. The Company’s third-party payers in excess of 10% of revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Medicare	26%	30%	26%	30%
UnitedHealthcare	15%	13%	14%	12%
	41%	43%	40%	42%

The Company’s significant third-party payers and their related accounts receivable balance as a percentage of total accounts receivable were as follows:

	June 30, 2017	December 31, 2016
Medicare	17%	18%

No other third-party payer represented more than 10% of the Company’s accounts receivable balances as of those dates.

Restricted Cash

The Company had deposits of $120,000 included in current assets as of June 30, 2017 and December 31, 2016, pledged for corporate credit cards. The Company also had deposits of $603,000 included in long-term assets as of June 30, 2017 and December 31, 2016, restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of the Company’s South San Francisco facility signed in April 2015.

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

The Company may bill the patient directly for these amounts in the form of co-payments and co-insurance in accordance with their insurance carrier and health plans. In the absence of the ability to estimate the amount that will ultimately be realized for the Company’s services, revenue is recognized on the cash basis.

Revenue recognized for the three and six months ended June 30, 2017 and 2016 was as follows (in thousands of dollars):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	%	2016	%	2017	%	2016	%
Revenue recognized on the accrual basis	$17,611	96%	$9,349	64%	$32,749	94%	$17,575	62%
Revenue recognized on the cash basis	795	4%	5,326	36%	2,089	6%	10,650	38%
Total	$18,406	100%	$14,675	100%	$34,838	100%	$28,225	100%

Prior to July 1, 2016, the Company accrued less than 50% of the billed Afirma genomic classifier test volume per fiscal period. The Company believed it did not have a consistent enough payment history to accrue the remaining Afirma genomic classifier tests delivered to customers and, as noted above, recognized revenue on the cash basis for such tests. The Company has been analyzing the amounts received for tests performed since commercialization, and during the quarter ended September 30, 2016, sufficient information developed to support a reasonable estimate of the amount of revenue to accrue upon test delivery for a number of payers that had been previously recognized on the cash basis. As a result, starting in the quarter ended September 30, 2016, the Company began accruing substantially all of its billed Afirma genomic classifier test volume. In determining the amount to accrue for a particular test, the Company considered factors such as payer coverage, whether there is a reimbursement contract between the payer and the Company, timeliness of payment, payment as a percentage of agreed upon rate (if applicable), amount paid per test and any current developments or changes that could impact reimbursement. As a result, the Company recognized $3.5 million of incremental revenue during the quarter ended September 30, 2016 upon test delivery that previously would not have been recognized until cash was received. Tests performed prior to July 1, 2016 that did not meet the Company’s accrual criteria at the time of delivery will continue to be recognized as revenue on the cash basis. In the quarter ended June 30, 2017, as a result of the related cash collections being higher than previously estimated and cash collection trends, the Company updated its revenue estimates and recognized an additional $1.0 million of revenue for certain tests performed in the six months ended December 31, 2016.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The Company will adopt the new revenue standard as of January 1, 2018 using the modified retrospective method. The Company has completed its assessment of the first three steps of this ASU, which include identifying the Company’s customers, identifying the Company's performance obligations, and determining transaction prices. The Company is currently assessing the remainder of the steps and believes the adoption of this ASU will not have a material impact on either the Company's financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-2, Leases. This ASU is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The ASU will be effective for interim and annual periods beginning after December 15, 2018. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited and early adoption is permitted. The Company is currently evaluating the potential effect of this standard on its financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Shares of common stock subject to outstanding options	6,436,953	5,320,885	6,039,791	4,890,309
Employee stock purchase plan	41,044	47,435	35,229	36,942
Restricted stock units	70,000	—	54,834	—
Total common stock equivalents	6,547,997	5,368,320	6,129,854	4,927,251

3. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands of dollars):

	June 30, 2017	December 31, 2016
Accrued compensation expenses	$4,945	$6,120
Accrued other	3,505	2,990
Total accrued liabilities	$8,450	$9,110

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

The fair value of the Company’s financial assets, which consist only of money market funds, was $47.1 million and $58.7 million as of June 30, 2017 and December 31, 2016, respectively, and are Level I assets as described above.

5. Commitments and Contingencies

Operating Leases

The Company leases its headquarters and laboratory facilities in South San Francisco, California under a non-cancelable lease agreement for approximately 59,000 square feet. The lease began in June 2015 and ends in March 2026 and contains extension of lease term and expansion options. In February 2017, the Company relinquished certain expansion rights for a nominal fee. The Company had deposits of $603,000 included in long-term assets as of June 30, 2017 and December 31, 2016, restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of the South San Francisco facility.

The Company also leases laboratory and office space in Austin, Texas under a lease that expires on July 31, 2018. The Company provided a cash security deposit of $75,000, which is included in other assets in the Company’s condensed balance sheets as of June 30, 2017 and December 31, 2016.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2017 are as follows (in thousands of dollars):

Year Ending December 31,
2017	$1,079
2018	2,102
2019	2,026
2020	2,082
2021	2,144
Thereafter	9,812
Total minimum lease payments	$19,245

The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Rent expense was $455,000 and $457,000 for the three months ended June 30, 2017 and 2016, respectively, and $912,000 and $1.1 million for the six months ended June 30, 2017 and 2016, respectively.

Contingencies

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. The Company believes there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.

6. Debt

Credit Agreement

In March 2016, the Company entered into a credit agreement (the “Credit Agreement”) with Visium Healthcare Partners, LP (“Visium”). Under the Credit Agreement, two term loans were available to the Company with an aggregate principal amount of up to $40.0 million. The Company drew down the initial $25.0 million term loan (the “Term Loan”) on March 30, 2016, of which $5.0 million was used to pay the outstanding balance of the Company’s existing long-term debt, which was cancelled at that date. On or prior to June 30, 2017, the Company was permitted to request a second term loan of up to $15.0 million; however, the Company did not draw down the second term loan and it expired. The Term Loan matures on March 31, 2022.

The Term Loan bears interest at a fixed rate of 12.0% per annum, payable quarterly at the end of each March, June, September and December. No principal payments will be due during an interest-only period, commencing on the funding date for the Term Loan (the “Borrowing Date”) and continuing through and including March 31, 2020. The Company is obligated to repay the outstanding principal amount under the Term Loan in eight equal installments during the final two years under the Credit Agreement. For any quarterly interest payment through and including the 16th interest payment date after the Borrowing Date, so long as no event of default has occurred and is then continuing, the Company may elect to pay interest in cash on the outstanding principal amount of the Term Loan at a fixed rate of 9.0%, with the remaining 3.0% of the 12.0% interest paid-in-kind by adding such paid-in-kind interest to the outstanding principal amount of the Term Loan. The Company elected to pay interest in-kind for the quarters ended June 30, 2016 and September 30, 2016 and has recorded a total of $385,000 of paid-in-kind interest through June 30, 2017.

The Company may prepay the outstanding principal amount under the Term Loan subject to a minimum of $5.0 million of principal amount or a whole multiple of $1.0 million in excess thereof plus accrued and unpaid interest and a prepayment premium. The prepayment premium will be assessed on the principal amount repaid and will equal (i) 24.0% less the aggregate amount of all interest payments in cash, if the prepayment is made on or prior to March 31, 2018, (ii) 4.0%, if the prepayment is made after March 31, 2018 and on or prior to March 31, 2019, (iii) 2.0%, if the prepayment is made after March 31, 2019 and on or prior to March 31, 2020, and (iv) 1.0%, if the prepayment is made after March 31, 2020 and on or prior to March 31, 2021. After March 31, 2021 there is no prepayment premium.

The Company’s obligations under the Credit Agreement are secured by a security interest in substantially all of its assets. The Credit Agreement contains customary representations, warranties and events of default, as well as affirmative and negative covenants. The negative covenants include, among other provisions, covenants that limit or restrict the Company’s ability to incur liens, make investments, incur indebtedness, merge with or acquire other entities, dispose of assets, make dividends or other distributions to holders of its equity interests, engage in any material new line of business or enter into certain transactions with affiliates, in each case subject to certain exceptions. To the extent the Company forms or acquires certain subsidiaries domiciled in the United States, those subsidiaries are required to be guarantors of the Company’s obligations under the Credit Agreement. As of June 30, 2017, the Company was in compliance with the loan covenants.

As of June 30, 2017, the net debt obligation for borrowings made under the Credit Agreement was as follows (in thousands of dollars):

June 30, 2017
Debt principal	$25,385
Unamortized deferred debt issuance costs	(414)
Net debt obligation	$24,971

Future principal payments under the Credit Agreement are as follows (in thousands of dollars):

Year Ending December 31,
2020	$9,519
2021	12,693
2022	3,173
Total	$25,385

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

Interest Expense

Interest expense was as follows (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Nominal interest	$769	$758	$1,532	$828
Amortization and write-off of debt discount and debt issuance costs	27	27	53	118
Prepayment penalty	—	—	—	50
End-of-term payment interest	—	—	—	156
Interest on capital lease	12	—	23	—
Total	$808	$785	$1,608	$1,152

7. Stockholders’ Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows:

	June 30, 2017	December 31, 2016
Stock options and restricted stock units issued and outstanding	6,394,917	5,251,832
Stock options and restricted stock units available for grant under stock option plans	1,048,850	887,724
Common stock available for the Employee Stock Purchase Plan	525,794	609,053
Total	7,969,561	6,748,609

8. Genzyme Co-Promotion Agreement

In January 2012, the Company and Genzyme Corporation (“Genzyme”) executed a co-promotion agreement for the co-exclusive rights and license to promote and market the Company’s Afirma thyroid diagnostic solution in the United States and in 40 named countries. In exchange, the Company received a $10.0 million upfront co-promotion fee from Genzyme in February 2012 which was deferred and amortized over the life of the agreement until the agreement was terminated effective September 9, 2016. Under the terms of the agreement, Genzyme received a percentage of U.S. cash receipts that the Company has received related to the Afirma solution as co-promotion fees.

In February 2015, the Company entered into an ex-U.S. co-promotion agreement with Genzyme for the promotion of the Afirma solution with exclusivity in five countries outside the United States initially and in other countries agreed to from time to time. The agreement commenced on January 1, 2015 and continued until December 31, 2019, with extension of the agreement possible upon agreement of the parties. Pursuant to the agreement, the Company agreed to pay Genzyme 25% of net revenue from the sale of the Afirma solution in Brazil and Singapore over a five-year period commencing January 1, 2015. These payments have been immaterial for all periods presented. Effective July 6, 2017, the agreement was terminated.

The Company incurred $2.1 million and $4.2 million in co-promotion expense, excluding the amortization of the upfront co-promotion fee, in the three and six months ended June 30, 2016, respectively, which is included in selling and marketing expenses in the condensed statements of operations and comprehensive loss. The Company had no outstanding obligations to Genzyme under the U.S. co-promotion agreement as of June 30, 2017 and December 31, 2016.

The Company amortized $290,000 and $721,000 of the $10.0 million upfront co-promotion fee in the three and six months ended June 30, 2016, respectively, which is reflected as a reduction to selling and marketing expenses in the condensed statements of operations and comprehensive loss. No such related costs were incurred during the three and six months ended June 30, 2017.

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

The Company has concluded that TCP represents a variable interest entity and that the Company is not the primary beneficiary as it does not have the ability to direct the activities that most significantly impact TCP’s economic performance. Therefore, the Company does not consolidate TCP. All amounts paid to TCP under the service agreement are expensed as incurred and included in cost of revenue in the condensed statements of operations and comprehensive loss. The Company incurred $1.2 million and $1.3 million for the three months ended June 30, 2017 and 2016, respectively, and $2.4 million and $2.6 million for the six months ended June 30, 2017 and 2016, respectively, in cytopathology testing and evaluation services expenses with TCP. The Company’s outstanding obligations to TCP for cytopathology testing services were $412,000 and $426,000 as of June 30, 2017 and December 31, 2016, respectively, and are included in accounts payable on the Company’s condensed balance sheets.

TCP reimburses the Company for TCP's proportionate share of the Company’s rent and related operating expenses for the leased facility. TCP’s portion of rent and related operating expenses for the shared space at the Austin, Texas facility was $27,000 and $23,000 for the three months ended June 30, 2017 and 2016, respectively, and $52,000 and $46,000 for the six months ended June 30, 2017 and 2016, respectively, and is included in other income, net in the Company’s condensed statements of operations and comprehensive loss.

10. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and six months ended June 30, 2017 and 2016. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

As of June 30, 2017, the Company had unrecognized tax benefits of $2.4 million, none of which would currently affect the Company’s effective tax rate if recognized due to the Company’s net deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at June 30, 2017 will significantly increase or decrease within the next 12 months. There was no interest expense or penalties related to unrecognized tax benefits recorded through June 30, 2017.

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

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "expects," "anticipates," "intends," "estimates," "plans," "believes," "continuing," "ongoing," and similar expressions are intended to identify forward-looking statements. These are statements that relate to future events and include, but are not limited to, the factors that may impact our financial results; our expectations regarding our sources of revenue; our expectations with respect to our future research and development, general and administrative and selling and marketing expenses and our anticipated uses of our funds; our expectations regarding capital expenditures; our anticipated cash needs and our estimates regarding our capital requirements; potential future sources of cash; our business strategy and our ability to execute our strategy; our ability to achieve and maintain reimbursement from third-party payers at acceptable levels and our expectations regarding the timing of reimbursement; the estimated size of the global markets for our tests; the attributes and potential benefits of our tests and any future tests we may develop to patients, physicians and payers; the factors we believe drive demand for and reimbursement of our tests; our ability to sustain or increase demand for our tests; our intent to expand into other clinical areas; our ability to develop new tests, and the timeframes for development or commercialization; our ability to get our data and clinical studies accepted in peer-reviewed publications; our dependence on and the terms of our agreement with TCP, and on other strategic relationships, and the success of those relationships; our beliefs regarding our laboratory capacity; the applicability of clinical results to actual outcomes; our expectations regarding our international expansion; the occurrence, timing, outcome or success of clinical trials or studies; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive position; our compliance with federal, state and international regulations; the potential impact of regulation of our tests by the FDA or other regulatory bodies; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business; the impact of seasonal fluctuations and economic conditions on our business; our belief that we have taken reasonable steps to protect our intellectual property; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; and anticipated trends and challenges in our business and the markets in which we operate.

Forward-looking statements are based on our current plans and expectations and involve risks and uncertainties which could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, those risks discussed in Part II, Item 1A of this report, as well as risks and uncertainties related to: our limited operating history and history of losses since inception; our ability to increase usage of and reimbursement for our tests; our dependence on a limited number of payers for a significant portion of our revenue; the complexity, time and expense associated with billing and collecting for our test; current and future laws, regulations and judicial decisions applicable to our business, including potential regulation by the FDA or by regulatory bodies outside of the United States; changes in legislation related to the U.S. healthcare system; our dependence on strategic relationships and collaborations; unanticipated delays in research and development efforts; our ability to develop and commercialize new products, including our GSC classifier, and the timing of commercialization; our ability to successfully enter new product or geographic markets; our ability to conduct clinical studies and the outcomes of such clinical studies; the applicability of clinical results to actual outcomes; trends and challenges in our business; our ability to compete against other companies, products and technologies; our ability to protect our intellectual property; and our ability to obtain capital when needed. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Since our founding in 2008, we have commercialized three genomic tests that we believe are transforming diagnostics: the Afirma Gene Expression Classifier, or GEC, and its next-generation test, the Afirma Genomic Sequencing Classifier, or GSC, to determine whether thyroid nodules previously classified by cytopathology as indeterminate can be reclassified as benign; the Percepta Bronchial Genomic Classifier to improve lung cancer screening and diagnosis; and the Envisia Genomic Classifier to improve the physician's ability to differentiate idiopathic pulmonary fibrosis, or IPF, from other interstitial lung diseases, or ILD. Collectively, we believe these tests address a $2 billion global market opportunity.

Patients typically access our tests through their physician during the diagnostic process. All of our testing services are made available through our clinical reference laboratories located in South San Francisco, California and Austin, Texas, which are each certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA.

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

We believe our focus on developing clinically useful tests that change patient care is enabling us to set new standards in genomic test reimbursement. Our flagship product, the Afirma classifier, is now covered for more than 269 million people in the U.S. for use in thyroid cancer diagnosis and our second commercial product, the Percepta classifier, is the first genomic test to gain Medicare coverage for improved lung cancer screening and diagnosis.

Second Quarter 2017 Financial Results

For the three-month period ended June 30, 2017, as compared to the three-month period ended 2016:

•	Revenue increased 25% to $18.4 million;

•	Operating Expenses declined 1% to $25.0 million;

•	Net Loss and Comprehensive Loss improved 35% to $7.3 million;

•	Cash Burn (which is defined as net cash used in operating activities and net capital expenditures) improved 41% to $5.0 million; and

•	Cash and Cash Equivalents was $46.5 million at June 30, 2017.

Second Quarter 2017 and Recent Business Highlights

Commercial Achievements:

•	Grew Afirma genomic classifier volume by 11% in the second quarter of 2017, compared to the second quarter of 2016.

•
Initiated the transition to the next-generation Afirma Genomic Sequencing Classifier (GSC) that can save an estimated 70% of benign patients from unnecessary thyroid surgery to rule out thyroid cancer.

•	Initiated access to the Afirma genomic classifier through Quest/Ameripath division's extensive network of service providers.

•	Accepted our first commercial orders for the Percepta genomic classifier that aids in the screening and diagnosis of lung cancer.

Reimbursement Progress:

•	Received Anthem and additional Blues coverage for our Afirma classifier, which is now one of the few genomic assays to attain coverage by virtually all health plans in the U.S.

•	Signed five new contracts with Regence Blue Cross and Blue Cross of Kansas, bringing the total contracted lives for our Afirma classifier to approximately 163 million.

Clinical Evidence Development:

•	Delivered podium presentation at the World Congress on Thyroid Cancer of pivotal clinical validation data for the next-generation Afirma GSC.

•
Published a clinical utility study in the Journal of Thoracic Oncology (JTO), demonstrating that adoption of the Percepta classifier in lung cancer screening and diagnosis can meaningfully reduce invasive procedures and associated costs, and is cost-effective across a range of assumptions.

•
Presented pivotal clinical validation data for the Envisia Genomic Classifier at the American Thoracic Society 2017 International Conference, demonstrating the classifier's unique ability to identify patients likely to have idiopathic pulmonary fibrosis (IPF) from a non-invasive sample.

•	Initiated the Catalyst Study to evaluate the clinical utility of the Envisia classifier in the diagnosis of IPF.

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

We generate substantially all our revenue from genomic testing services, including the rendering of a cytopathology diagnosis as part of the Afirma solution. We do not accrue revenue for tests performed and reported that do not meet our accrual criteria. For the Afirma classifier, we do not accrue revenue for approximately 5%-10% of the tests that we perform and report as complete due principally to insufficient RNA from which to render a result and tests performed for which we do not reasonably expect to be paid. For tests that we perform that do not meet our accrual criteria, we recognize revenue upon cash receipt.

Continued Adoption of and Reimbursement for our Products

Revenue growth depends on our ability to secure coverage decisions, achieve broader reimbursement at increased levels from third-party payers, expand our base of prescribing physicians and increase our penetration in existing accounts. Because some payers consider our products experimental and investigational, we may not receive payment for tests and payments we receive may not be at acceptable levels. We expect our revenue growth will increase as more payers make a positive coverage decision and as payers enter into contracts with us, which should enhance our accrued revenue and cash collections. To drive increased adoption of Afirma, we increased our sales force over the last several years, along with increasing our marketing efforts. We have hired institutional channel managers to focus on the institutional segment, where accounts generally send us fine needle aspirations, or FNAs, for the Afirma genomic classifier only, and account managers, dedicated to serving existing accounts, thereby freeing up our product specialists to focus on transacting new business. If we are unable to expand the base of prescribing physicians and penetration within these accounts at an acceptable rate, or if we are not able to execute our strategy for increasing reimbursement, we may not be able to effectively increase our revenue.

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

As of June 30, 2017, cumulative amounts billed at list price for tests processed which were not recognized as revenue upon delivery of a patient report because our accrual revenue recognition criteria were not met and for which we have not collected cash or written off as uncollectible, totaled approximately $159.8 million.

As of December 31, 2016, cumulative amounts billed at list price for tests processed which were not recognized as revenue upon delivery of a patient report because our accrual revenue recognition criteria were not met and for which we have not collected cash or written off as uncollectible, totaled $161.2 million. Of this amount, we recognized revenue of approximately $0.7 million and $1.9 million in the three and six months ended June 30, 2017, respectively, when cash was received.

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

We calculate the average Afirma genomic classifier reimbursement from all payers, whether they are on the cash or an accrual basis, for tests that are on average a year old, since it can take a significant period of time to collect from some payers. We use an average of reimbursement for tests provided over two quarters as it reduces the effects of temporary volatility and seasonal effects. Thus the average reimbursement per Afirma genomic classifier represents the total cash collected to date against Afirma genomic classifier tests performed during the relevant period divided by the number of these tests performed during that same period.

The average Afirma genomic classifier reimbursement rate will change over time due to a number of factors, including medical coverage decisions by payers, the effects of contracts signed with payers, changes in allowed amounts by payers, our ability to successfully win appeals for payment, and our ability to collect cash payments from third-party payers and individual patients. Historical average reimbursement is not necessarily indicative of future average reimbursement. For the quarter ended June 30, 2017, on average we accrued between $2,400 and $2,500 for the Afirma genomic classifier tests that met our revenue recognition standard, which was between 90% - 95% of the reported Afirma classifier test volume.

Over the eight quarters ended June 30, 2017, we generated between $1.7 to $2.7 million in revenue per quarter from providing cytopathology services associated with our Afirma solution.

We incur expense for tests in the period in which the test is conducted and recognize revenue for tests in the period in which our revenue recognition criteria are met. Accordingly, any revenue that we recognize as a result of cash collection in respect of previously performed but unpaid tests will favorably impact our liquidity and results of operations in future periods.

Development of Additional Products

We currently rely on sales of Afirma to generate all of our revenue. In May 2014, we commercially launched our Afirma Malignancy Classifiers, which we believe enhances our Afirma Thyroid FNA Analysis as a comprehensive way to manage thyroid nodule patients and serve our current base of prescribing physicians. We are also pursuing development or acquisition of products for additional diseases to increase and diversify our revenue. We launched the Percepta classifier in April 2015. Additionally, we introduced in October 2016 a solution for diagnosing interstitial lung disease, our Envisia Genomic Classifier, that will offer an alternative to surgery by developing a genomic signature to classify samples collected through less invasive bronchoscopy techniques. We expect to continue to invest heavily in research and development in order to expand the capabilities of our solutions and to develop additional products. Our success in developing or acquiring new products will be important in our efforts to grow our business by expanding the potential market for our products and diversifying our sources of revenue.

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

Impact of Genzyme Co-promotion Agreement

From January 2012 through September 9, 2016, we were party to a Co-Promotion Agreement with Genzyme to market the Afirma solution in the United States. The agreement required that we pay a certain percentage of our cash receipts from the sale of the Afirma solution to Genzyme, which percentage decreased over time. We received a $10.0 million upfront co-promotion fee from Genzyme under the Co-Promotion Agreement, which we deferred and amortized over the life of the agreement until the agreement was terminated effective September 9, 2016. The final payments totaling $4.0 million under the Agreement were made in September 2016.

Under the ex-U.S. agreement with Genzyme, we agreed to pay Genzyme 25% of net revenue from the sale of the Afirma solution in Brazil and Singapore over a five-year period commencing January 1, 2015. Effective July 6, 2017, the agreement was terminated.

Financial Overview

Revenue

Through June 30, 2017, all of our revenue has been derived from the sale of Afirma. To date, Afirma has been delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of cash collection from the third-party payer and individual patients. Third-party payers in excess of 10% of revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Medicare	26%	30%	26%	30%
UnitedHealthcare	15%	13%	14%	12%
	41%	43%	40%	42%

For tests performed, we recognize the related revenue upon delivery of a patient report to the prescribing physician based on the amount that we expect to ultimately receive. We determine the amount we expect to ultimately receive based on a per payer, per contract or agreement basis. Upon ultimate collection, the amount received where reimbursement was estimated is compared to previous estimates and the amount accrued is adjusted accordingly. In other situations, where we cannot reasonably estimate the amount that will be ultimately received, we recognize revenue on the cash basis. Our ability to increase our revenue will depend on our ability to penetrate the market, obtain positive coverage policies from additional third-party payers, obtain reimbursement and/or enter into contracts with additional third-party payers for our current and new tests, and increase reimbursement rates for tests performed. Finally, should we recognize revenue on an accrual basis and later determine the judgments underlying estimated reimbursement change, our financial results could be negatively impacted in future quarters.

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

Research and Development

Research and development expenses include costs incurred to develop our technology, collect clinical samples and conduct clinical studies to develop and support our products. These costs consist of personnel costs, including stock-based compensation expense, prototype materials, laboratory supplies, consulting costs, costs associated with setting up and conducting clinical studies at domestic and international sites, and allocated overhead including rent, information technology, equipment depreciation and utilities. We expense all research and development costs in the periods in which they are incurred. We expect to incur significant research and development expenses as we continue to invest in research and development activities related to developing additional products and evaluating various platforms. We incurred research and development expenses in 2016 for the development and launch of Envisia and for the continued development and support of the Afirma and Percepta tests. For the remainder of 2017, we expect to incur research and development expenses on ongoing evidence development for our Afirma, Percepta and Envisia classifiers.

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

General and Administrative

General and administrative expenses include those from executive, finance and accounting, human resources, legal, billing and client services, and quality and regulatory functions. These expenses include personnel costs, including stock-based compensation expense, audit and legal expenses, consulting costs, costs associated with being a public company, and allocated overhead including rent, information technology, equipment depreciation and utilities. We expect these expenses to continue to increase as we build our general and administration infrastructure and to stabilize thereafter.

Intangible Asset Amortization

Intangible asset amortization began in April 2015 when we launched the Percepta test. The finite-lived intangible asset with a cost of $16.0 million is being amortized over 15 years, using the straight-line method.

Interest Expense

Interest expense is attributable to our borrowings under our credit agreement and the loan and security agreement that it replaced.

Other Income (Expense), Net

Other income (expense), net consists primarily of sublease rental income and interest income received from payers and from our cash equivalents.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2017 and 2016 (In Thousands of Dollars, Except Percentages and GECs reported)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	%	2017	2016	Change	%
Revenue	$18,406	$14,675	$3,731	25%	$34,838	$28,225	$6,613	23%
Operating expense:
Cost of revenue	6,960	6,301	659	10%	13,257	12,580	677	5%
Research and development	3,603	4,267	(664)	(16)%	7,633	7,728	(95)	(1)%
Selling and marketing	7,994	8,263	(269)	(3)%	15,330	15,329	1	—%
General and administrative	6,192	6,071	121	2%	12,211	12,299	(88)	(1)%
Intangible asset amortization	266	267	(1)	—%	533	534	(1)	—%
Total operating expenses	25,015	25,169	(154)	(1)%	48,964	48,470	494	1%
Loss from operations	(6,609)	(10,494)	3,885	(37)%	(14,126)	(20,245)	6,119	(30)%
Interest expense	(808)	(785)	(23)	3%	(1,608)	(1,152)	(456)	40%
Other income (expense), net	119	36	83	231%	219	79	140	177%
Net loss and comprehensive loss	$(7,298)	$(11,243)	$3,945	(35)%	$(15,515)	$(21,318)	$5,803	(27)%
Other Operating Data:
GECs reported	6,500	5,832	668	11%	12,334	11,184	1,150	10%

We incurred a net loss of $7.3 million and $15.5 million for the three and six months ended June 30, 2017 compared to a net loss of $11.2 million and $21.3 million in the same periods in 2016. As of June 30, 2017, we had an accumulated deficit of $195.6 million.

Revenue

Revenue increased $3.7 million, or 25%, for the three months ended June 30, 2017 compared to the same period in 2016. The increases were primarily due to additional payers meeting our revenue recognition criteria for accrual and increased adoption of Afirma and the resultant increase in tests delivered. Revenue recognized when cash is received has decreased because payers who were previously recognized on the cash basis have met our revenue recognition criteria and are recognized on an accrual basis.

Revenue increased $6.6 million, or 23%, for the six months ended June 30, 2017 compared to the same period in 2016. The increases were primarily due to additional payers meeting our revenue recognition criteria for accrual and increased adoption of Afirma and the resultant increase in tests delivered. Revenue recognized when cash is received has decreased because payers who were previously recognized on the cash basis have met our revenue recognition criteria and are recognized on an accrual basis.

Revenue recognized on the accrual basis and cash basis for the three and six months ended June 30, 2017 and 2016 was as follows (in thousands of dollars):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	%	2016	%	2017	%	2016	%
Revenue recognized on the accrual basis	$17,611	96%	$9,349	64%	$32,749	94%	$17,575	62%
Revenue recognized on the cash basis	795	4%	5,326	36%	2,089	6%	10,650	38%
Total	$18,406	100%	$14,675	100%	$34,838	100%	$28,225	100%

Prior to July 1, 2016, we accrued less than 50% of the billed Afirma genomic classifier test volume per fiscal period. We believed we did not have a consistent enough payment history to accrue the remaining Afirma genomic classifier tests delivered to customers and, as noted above, recognized revenue on the cash basis for such tests. We have been analyzing the amounts received for tests performed since commercialization, and during the quarter ended September 30, 2016, sufficient information developed to support a reasonable estimate of the amount of revenue to accrue upon test delivery for a number of payers that had been previously recognized on the cash basis. As a result, starting in the quarter ended September 30, 2016, we began accruing substantially all of our billed Afirma genomic classifier test volume. In determining the amount to accrue for a particular test, we considered factors such as payer coverage, whether there is a reimbursement contract between the payer and us, timeliness of payment, payment as a percentage of agreed upon rate (if applicable), amount paid per test and any current developments or changes that could impact reimbursement. As a result, we recognized $3.5 million of incremental revenue during the quarter ended September 30, 2016 upon test delivery that previously would not have been recognized until cash was received. Tests performed prior to July 1, 2016 that did not meet our accrual criteria at the time of delivery will continue to be recognized as revenue on the cash basis. In the quarter ended June 30, 2017, as a result of the related cash collections being higher than previously estimated and cash collection trends, we updated our revenue estimates and recognized an additional $1.0 million of revenue for certain tests performed in the six months ended December 31, 2016.

Cost of revenue

Comparison of the three and six months ended June 30, 2017 and 2016 is as follows (in thousands of dollars, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	%	2017	2016	Change	%
Cost of revenue:
Reagents, chips, consumables and related costs	$2,801	$2,314	$487	21%	$5,209	$4,606	$603	13%
Cytopathology fees and related costs	1,481	1,508	(27)	(2)%	2,910	2,988	(78)	(3)%
Sample collection	864	885	(21)	(2)%	1,673	1,793	(120)	(7)%
Direct labor	889	784	105	13%	1,620	1,569	51	3%
Other	925	810	115	14%	1,845	1,624	221	14%
Total	$6,960	$6,301	$659	10%	$13,257	$12,580	$677	5%

Cost of revenue increased $659,000, or 10%, for the three months ended June 30, 2017 compared to the same period in 2016. Given our corporate focus on Afirma genomic classifier growth, Afirma classifier tests increased by 11%, offsetting a 5% decrease in cytopathology tests. The increase in reagents, chips, consumables and related costs is associated primarily with increased Afirma classifier test volume and the related commission expense to a supplier. The decrease in cytopathology fees is related to the volume decrease in FNA samples processed. The decrease in sample collection costs is primarily related to a decrease in overall volume of samples. The increase in direct labor is associated with the mix shift to relatively more Afirma classifier versus cytopathology tests, as more labor hours are incurred on Afirma classifier tests compared to cytopathology tests and at a higher average employee cost, and an average laboratory headcount increase of 14%, partially offset by a reassignment of certain lab personnel as indirect labor, which is included in other costs. Other costs are primarily indirect costs, such as facilities allocation, depreciation and equipment maintenance, which increased as a result of the reassignment of certain lab personnel as indirect labor, and increased equipment related expenses.

Cost of revenue increased $677,000, or 5%, for the six months ended June 30, 2017 compared to the same period in 2016. Given our corporate focus on Afirma genomic classifier growth, Afirma classifier tests increased by 10%, offsetting a 6% decrease in cytopathology tests. The increase in reagents, chips, consumables and related costs is associated primarily with increased Afirma classifier test volume and the related commission expense to a supplier. The decrease in cytopathology fees is related to the volume decrease in FNA samples processed. The decrease in sample collection costs is primarily related to a decrease in overall volume of samples. The increase in direct labor is associated with the mix shift to relatively more Afirma classifier versus cytopathology tests, as more labor hours are incurred on Afirma classifier tests compared to cytopathology tests and at a higher average employee cost, and an average lab headcount increase of 13%, partially offset by a reassignment of certain lab personnel as indirect labor, which is included in other costs. Other costs are primarily indirect costs, such as facilities allocation, depreciation and equipment maintenance, which increased as a result of the reassignment of certain lab personnel as indirect labor, and increased equipment related expenses.

Research and development

Comparison of the three and six months ended June 30, 2017 and 2016 is as follows (in thousands of dollars, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	%	2017	2016	Change	%
Research and development expense:
Personnel-related expense	$1,871	$1,742	$129	7%	$3,836	$3,409	$427	13%
Stock-based compensation expense	374	340	34	10%	727	640	87	14%
Direct research and development expense	577	1,407	(830)	(59)%	1,574	2,221	(647)	(29)%
Other expense	781	778	3	—%	1,496	1,458	38	3%
Total	$3,603	$4,267	$(664)	(16)%	$7,633	$7,728	$(95)	(1)%

Research and development expense decreased $664,000 or 16%, for the three months ended June 30, 2017 compared to the same period in 2016. Personnel-related expense increased, primarily due to a 10% increase in average headcount, and stock-based compensation expense increased, reflecting option grants to new and existing employees. These increases were offset by a decrease in direct research and development expense, which was primarily due to a lesser amount of materials purchased for research and development experiments following the completion of several major projects.

Research and development expense decreased $95,000 or 1%, for the six months ended June 30, 2017 compared to the same period in 2016. Personnel-related expense increased, primarily due to a 16% increase in average headcount, and stock-based compensation expense increased, reflecting option grants to new and existing employees. Direct research and development expense decreased primarily due to a lesser amount of materials purchased for research and development experiments following the completion of several major projects. Other expense increased primarily as a result of increased miscellaneous expenses.

Selling and marketing

Comparison of the three and six months ended June 30, 2017 and 2016 is as follows (in thousands of dollars, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	%	2017	2016	Change	%
Selling and marketing expense:
Genzyme co-promotion expense, net	$—	$1,886	$(1,886)	(100)%	$3	$3,512	$(3,509)	(100)%
Personnel-related expense	4,809	4,230	579	14%	9,465	7,966	1,499	19%
Stock-based compensation expense	471	395	76	19%	876	803	73	9%
Direct marketing expense	1,658	998	660	66%	3,046	1,534	1,512	99%
Other expense	1,056	754	302	40%	1,940	1,514	426	28%
Total	$7,994	$8,263	$(269)	(3)%	$15,330	$15,329	$1	—%

Selling and marketing expense decreased $269,000, or 3%, for the three months ended June 30, 2017 compared to the same period in 2016. The decrease in Genzyme co-promotion expense, net, reflects the termination of the Genzyme co-promotion agreement effective September 9, 2016. The increase in personnel-related expense was primarily due to an 18% increase in average headcount mainly from increases of our sales and marketing personnel due to the termination of the Genzyme co-promotion agreement, as well as increased commissions. The increase in stock-based compensation expense reflects option grants to new and existing employees. The increase in direct marketing expense was due to corporate rebranding expenses, and the increase in other expense was mainly due to higher consulting spend on marketing initiatives.

Selling and marketing expense was flat for the six months ended June 30, 2017 compared to the same period in 2016. The decrease in Genzyme co-promotion expense, net, reflects the termination of the Genzyme co-promotion agreement effective September 9, 2016. The increase in personnel-related expense was primarily due to a 22% increase in average headcount mainly from increases of our sales and marketing personnel due to the termination of the Genzyme co-promotion agreement, as well as increased commissions. The increase in stock-based compensation expense reflects option grants to new and existing employees. The increase in direct marketing expense was due to corporate rebranding expenses, and the increase in other expense was mainly due to higher consulting spend on marketing initiatives.

General and administrative

Comparison of the three and six months ended June 30, 2017 and 2016 is as follows (in thousands of dollars, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	%	2017	2016	Change	%
General and administrative expense:
Personnel-related expense	$3,366	$3,411	$(45)	(1)%	$6,689	$6,437	$252	4%
Stock-based compensation expense	763	909	(146)	(16)%	1,545	1,667	(122)	(7)%
Professional fees expense	1,237	1,052	185	18%	2,417	2,332	85	4%
Rent and other facilities expense	529	502	27	5%	1,048	1,402	(354)	(25)%
Other expense	297	197	100	51%	512	461	51	11%
Total	$6,192	$6,071	$121	2%	$12,211	$12,299	$(88)	(1)%

General and administrative expense increased $121,000, or 2%, for the three months ended June 30, 2017 compared to the same period in 2016. The decrease in personnel-related expense was primarily due to higher employee separation costs in the three months ended June 30, 2016, partially offset by an 8% increase in average headcount for the three months ended June 30, 2017 as compared to the same period in 2016. The decrease in stock-based compensation expense was primarily due to higher costs in the three months ended June 30, 2016 from an employee separation-related option modification. The increase in professional fees expense was mainly due to higher legal expenses, and the increase in rent and other facilities expense was due to higher utilities costs. The increase in other expenses was mainly from the maintenance of our information technology infrastructure.

General and administrative expense decreased $88,000, or 1%, for the six months ended June 30, 2017 compared to the same period in 2016. The increase in personnel-related expense was primarily due to an 8% increase in average headcount for the six months ended June 30, 2017 as compared to the same period in 2016. The decrease in stock-based compensation expense was primarily due to higher costs in the six months ended June 30, 2016 from an employee separation-related option modification. The increase in professional fees expense was mainly due to higher legal expenses offset by lower finance and accounting related expenses. The decrease in rent and other facilities expense was largely due to incurring facilities expenses for the three months ended March 31, 2016 for our current South San Francisco facility, as well as our previous space, for which the lease ended in March 2016. The increase in other expenses was mainly due to higher depreciation expense in the six months ended June 30, 2017 from assets that were placed in service during the six months ended June 30, 2016.

 Interest expense

Interest expense increased $23,000 for the three months ended June 30, 2017 compared to the same period in 2016 due to our debt principal increasing from our election to pay interest in-kind for the quarters ended June 30, 2016 and September 30, 2016.

Interest expense increased $456,000 for the six months ended June 30, 2017 compared to the same period in 2016 due to higher interest on the term loan of $25.0 million under a credit agreement entered into in March 2016, compared to the interest, end-of-term payment, prepayment penalty and write-off of debt issuance costs on the prior loan and security agreement that was paid off in March 2016.

Other income (expense), net

Other income, net, increased $83,000 for the three months ended June 30, 2017 compared to the same period in 2016 primarily due to higher interest income from our money market investments.

Other income, net, increased $140,000 for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to higher interest income from our money market investments.

Liquidity and Capital Resources

We have incurred net losses since our inception. For the six months ended June 30, 2017, we had a net loss of $15.5 million, and we expect to incur additional losses in the remainder of 2017 and at least through 2018. As of June 30, 2017, we had an accumulated deficit of $195.6 million. We may never achieve revenue sufficient to offset our expenses.

We believe our existing cash and cash equivalents of $46.5 million as of June 30, 2017 and our revenue during the next 12 months will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

From inception through June 30, 2017, we have received $250.7 million in net proceeds from various sources to finance our operations, including net proceeds of $78.6 million from sales of our preferred stock, net proceeds of $59.2 million from our IPO, net proceeds of $37.3 million from our sale of common stock in a private placement, net proceeds of $32.1 million from our sale of common stock in a public offering, $10.0 million from the Genzyme co-promotion agreement, net borrowings of $4.9 million under our loan and security agreement which was repaid in full in March 2016, net borrowings of $24.5 million under our credit agreement described below, $3.7 million from the exercise of stock options and purchases of stock under our employee stock purchase plan and conversion of accrued interest to long-term debt of $0.4 million.

In March 2016, we entered into a credit agreement, or Credit Agreement, with Visium Healthcare Partners, LP, or Visium. Under the Credit Agreement, two term loans were available to us with an aggregate principal amount of up to $40.0 million. We drew down the initial $25.0 million term loan, or Term Loan, on March 30, 2016.  On or prior to June 30, 2017, we were permitted to request a second term loan of up to $15.0 million; however, we did not draw down the second term loan and it expired.  The Term Loan matures on March 31, 2022.

The Term Loan bears interest at a fixed rate of 12.0% per annum, payable quarterly at the end of each March, June,
September and December. No principal payments will be due during an interest-only period, commencing on the funding date for the Term Loan, or Borrowing Date, and continuing through and including March 31, 2020. We are obligated to repay the outstanding principal amount under the Term Loan in eight equal installments during the final two years under the Credit Agreement. For any quarterly interest payment through and including the 16th interest payment date after the Borrowing Date, so long as no event of default has occurred and is then continuing, we may elect to pay interest in cash on the outstanding principal amount of the Term Loan at a fixed rate of 9.0%, with the remaining 3.0% of the 12.0% interest paid-in-kind by adding such paid-in-kind interest to the outstanding principal amount of the Term Loan. We elected to pay interest in-kind for the quarters ended June 30, 2016 and September 30, 2016 and have recorded $385,000 of paid-in-kind interest through June 30, 2017.

We may prepay the outstanding principal amount under the Term Loan subject to a minimum of $5.0 million of principal amount or a whole multiple of $1.0 million in excess thereof plus accrued and unpaid interest and a prepayment premium. The prepayment premium will be assessed on the principal amount repaid and will equal (i) 24.0% less the aggregate amount of all interest payments in cash, if the prepayment is made on or prior to March 31, 2018, (ii) 4.0%, if the prepayment is made after March 31, 2018 and on or prior to March 31, 2019, (iii) 2.0%, if the prepayment is made after March 31, 2019 and on or prior to March 31, 2020, and (iv) 1.0%, if the prepayment is made after March 31, 2020 and on or prior to March 31, 2021. After March 31, 2021 there is no prepayment premium.

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our assets. The Credit Agreement contains customary representations, warranties and events of default, as well as affirmative and negative covenants. The negative covenants include, among other provisions, covenants that limit or restrict our ability to incur liens, make investments, incur indebtedness, merge with or acquire other entities, dispose of assets, make dividends or other distributions to holders of its equity interests, engage in any material new line of business or enter into certain transactions with affiliates, in each case subject to certain exceptions. The Credit Agreement also includes financial covenants requiring minimum cash and cash equivalents balances and minimum revenues. To the extent we form or acquire certain subsidiaries domiciled in the United States, those subsidiaries are required to be guarantors of our obligations under the Credit Agreement.  As of June 30, 2017, we were in compliance with the loan covenants.

In June 2013, we entered into a loan and security agreement as subsequently amended, or the 2013 Loan Agreement, with a financial institution that provided for borrowings of up to $10.0 million in aggregate. Borrowings under the 2013 Loan Agreement totaled $5.0 million, which was outstanding at January 1, 2015 and into 2016 until such amount was repaid upon us entering into the Credit Agreement discussed above.

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

The following table summarizes our cash flows for the six months ended June 30, 2017 and 2016 (in thousands of dollars):

	Six Months Ended June 30,
	2017	2016
Cash used in operating activities	$(12,996)	$(16,312)
Cash used in investing activities	(288)	(3,589)
Cash provided by financing activities	528	19,810

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2017 was $13.0 million. The net loss of $15.5 million was offset primarily by $3.2 million of stock-based compensation expense and $1.8 million of depreciation and amortization, which includes $0.3 million of intangible asset amortization. Cash used as a result of changes in operating assets and liabilities of $2.6 million was primarily due to an increase in accounts receivable of $2.3 million, and a net decrease in accounts payable, accrued liabilities and deferred rent of $0.5 million, primarily from the payment of annual bonuses.

Cash used in operating activities for the six months ended June 30, 2016 was $16.3 million. The net loss of $21.3 million includes non-cash charges of $0.7 million in amortization of the deferred fee received from Genzyme, offset primarily by $3.2 million of stock-based compensation expense, $1.7 million of depreciation and amortization, which includes $0.5 million of intangible asset amortization, $0.3 million in interest and prepayment penalty relating to the repayment of our borrowings under our previous loan and security agreement, and $0.2 million from the conversion of accrued interest to long-term debt. Cash generated as a result of changes in operating assets and liabilities of $0.3 million was primarily due to a decrease in supplies inventory of $0.3 million.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2017 was $0.7 million for the acquisition of property and equipment, partially offset by $0.4 million of proceeds from the sale of property and equipment.

Cash used in investing activities for the six months ended June 30, 2016 was $3.6 million for the acquisition of property and equipment, primarily for the build out of office space and laboratory for our South San Francisco facility.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2017 was $0.5 million, consisting of $0.5 million in proceeds from the purchase of stock under our ESPP and exercise of options to purchase our common stock and $0.2 million in cost reimbursements received related to our issuance of common stock in a public offering in the fourth quarter of 2016, offset by capital lease payments of $0.1 million during the period.

Cash provided by financing activities for the six months ended June 30, 2016 was $19.8 million. The financing activities for the six months ended June 30, 2016 consisted of $24.5 million of net proceeds from the draw down of the Term Loan and $0.6 million from the exercise of options to purchase our common stock, partially offset by the payment of $5.0 million for the remaining principal balance and a $0.3 million of end-of-term payment and prepayment penalty related to our previous loan and security agreement that we repaid on March 30, 2016.

Contractual Obligations

There were no material changes during the interim period in the contractual obligations presented in our Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 1, 2017.

Off-balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. We will adopt the new revenue standard as of January 1, 2018 using the modified retrospective method. We have completed our assessment of the first three steps of this ASU, which include identifying our customers, identifying our performance obligations, and determining transaction prices. We are currently assessing the remainder of the steps and believe the adoption of this ASU will not have a material impact on either our financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-2, Leases. This ASU is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The ASU will be effective for interim and annual periods beginning after December 15, 2018. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited and early adoption is permitted. We are currently evaluating the potential effect of this standard on our financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $46.5 million as of June 30, 2017 which include bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited interim condensed financial statements.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

We are an emerging growth company with a history of losses, and we expect to incur net losses for the foreseeable future and may never achieve or sustain profitability.

We have incurred net losses since our inception. For the six months ended June 30, 2017, we had a net loss of $15.5 million and we expect to incur additional losses for the remainder of 2017 and at least through 2018. As of June 30, 2017, we had an accumulated deficit of $195.6 million. We may never achieve revenue sufficient to offset our expenses. Over the next couple of years, we expect to continue to devote substantially all of our resources to increase adoption of, and reimbursement for our Afirma tests, Percepta, our lung cancer test which we launched in April 2015, Envisia, our test for idiopathic pulmonary fibrosis, or IPF, which we launched in October 2016, and the development of additional tests. We may never achieve or sustain profitability, and our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

Our financial results currently depend solely on sales of our Afirma tests, and we will need to generate sufficient revenue from this and other diagnostic solutions to grow our business.

All of our revenue to date has been derived from the sale of our Afirma tests, which are used in the diagnosis of thyroid cancer. Over the next few years, we expect to continue to derive a substantial portion of our revenue from sales of our Afirma tests. In the second half of 2017, we anticipate that we will begin recognizing revenue from the sale of our Percepta test, used in the diagnosis of lung cancer. We also launched our Envisia test to help improve the diagnosis of interstitial lung disease, specifically IPF, in October 2016. Once genomic tests are clinically validated and commercially available for patient testing, we must continue to develop and publish evidence that our tests are informing clinical decisions in order for them to receive positive coverage decisions by payers. Without coverage policies, our tests may not be reimbursed and we will not be able to recognize revenue. We cannot guarantee that tests we commercialize will gain positive coverage decisions and therefore, we may never realize revenue from tests we commercialize. In addition, we are in various stages of research and development for other diagnostic solutions that we may offer, but there can be no assurance that we will be able to identify other diseases that can be effectively addressed or, if we are able to identify such diseases, whether or when we will be able to successfully commercialize solutions for these diseases and obtain the evidence and coverage decisions from payers. If we are unable to increase sales and expand reimbursement for Afirma, or successfully obtain coverage and reimbursement for our Percepta and Envisia tests or develop and commercialize other solutions, our revenue and our ability to achieve and sustain profitability would be impaired, and the market price of our common stock could decline.

If we are not able to successfully transition to our next-generation Afirma GSC, our business, operating results and competitive position could be harmed.

We are in the process of transitioning our customers to our next-generation Afirma Genomic Sequencing Classifier, or GSC, that uses a new technology platform for the Afirma genomic classifier testing. There are risks associated with this transition that include, but are not limited to, operational implementation, reimbursement, and customer adoption risks. If we are unable to effectively transition to the new platform, our business, financial condition and results of operations could be adversely effected and our reputation and competitive position could be harmed.

We depend on a few payers for a significant portion of our revenue and if one or more significant payers stops providing reimbursement or decreases the amount of reimbursement for our tests, our revenue could decline.

Revenue for tests performed on patients covered by Medicare and UnitedHealthcare was 26% and 14%, respectively, of our revenue for the six months ended June 30, 2017, compared with 30% and 12%, respectively, for the six months ended June 30, 2016. The percentage of our revenue derived from significant payers is expected to fluctuate from period to period as our revenue increases, as additional payers provide reimbursement for our tests or if one or more payers were to stop reimbursing for our tests or change their reimbursed amounts. Effective January 2012, Palmetto GBA, the regional Medicare administrative contractor, or MAC, that handled claims processing for Medicare services with jurisdiction at that time, issued coverage and payment determinations for the Afirma Gene Expression Classifier, or GEC. On a five-year rotational basis, Medicare requests bids for its regional MAC services. Any future changes in the MAC processing or coding for Medicare claims for the Afirma GEC or Afirma GSC could result in a change in the coverage or reimbursement rates for such products, or the loss of coverage.

On March 1, 2015, a separate CPT code, or Current Procedural Terminology code, for the Afirma GEC was issued. In November 2016, The Centers for Medicare & Medicaid Services, or CMS, revised its final 2017 gapfill rate for the Afirma GEC and determined that the rate of $3,200 per test would be maintained in 2017. A decrease in the current Medicare payment rate for our tests will decrease our revenue from Medicare and may also decrease the payment rates for some of our commercial payers if they tie their allowable rates to the Medicare rate, which could have an adverse effect on our business, financial condition and results of operations.

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

We expect to continue to focus substantial resources on increasing adoption, coverage and reimbursement for the Afirma classifiers, the Percepta classifier, launched in April 2015, and the Envisia classifier, launched in October 2016, as well as any other future tests we may develop. We believe it will take several years to achieve coverage and contracted reimbursement with a majority of third-party payers. However, we cannot predict whether, under what circumstances, or at what payment levels payers will reimburse for our tests. Also, payer consolidation is underway and creates uncertainty as to whether coverage and contracts with existing payers will remain in effect. Finally, commercial payers may tie their allowable rates to Medicare rates, and should Medicare reduce their rates as they did with the Afirma test in September 2016, we may be negatively impacted. Our failure to establish broad adoption of and reimbursement for our tests, or our inability to maintain existing reimbursement from payers, will negatively impact our ability to generate revenue and achieve profitability, as well as our future prospects and our business.

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

The Afirma genomic classifier is included in most physician practice guidelines in the United States for the assessment of patients with thyroid nodules. However, historical practice recommended a full or partial thyroidectomy in cases where cytopathology results were indeterminate to confirm a diagnosis. Our lung products are not yet integrated into practice guidelines and physicians may be reluctant to order tests that are not recommended in these guidelines. Because our diagnostic services are performed by our certified laboratory under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, rather than by the local laboratory or pathology practice, pathologists may be reluctant to support our testing services as well. Guidelines that include our classifiers currently may subsequently be revised to recommend another testing protocol, and these changes may result in physicians deciding not to use our tests. Lack of guideline inclusion could limit the adoption of our tests and our ability to generate revenue and achieve profitability. To the extent international markets have existing practices and standards of care that are different than those in the United States, we may face challenges with the adoption of our tests in international markets.

Due to how we recognize revenue, our quarterly operating results are likely to fluctuate.

For tests performed where we have an agreed upon reimbursement rate or we are able to reasonably estimate the amount that will ultimately be realized at the time delivery of a patient report is complete, such as in the case of Medicare and certain other payers, we recognize the related revenue upon delivery of the patient report to the prescribing physician based on the amount we expect to ultimately realize. We determine the amount we expect to ultimately realize based on a per payer, per contract or agreement basis. In the first period in which revenue is accrued for a particular payer, a one-time increase in revenue generally occurs. Upon ultimate collection, the amount received from Medicare and other payers where reimbursement was estimated is compared to previous estimates and the amount accrued is adjusted accordingly. In situations where we cannot reasonably estimate the amount that will ultimately be collected, we recognize revenue on the cash basis. We cannot be certain as to when we will receive payment for our diagnostic tests, and we must appeal negative payment decisions, which delays collections. Should we recognize revenue from payers on an accrual basis and later determine the judgments underlying estimated reimbursement change, or were incorrect at the time we accrued such revenue, our financial results could be negatively impacted in future quarters. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. In addition, these fluctuations in revenue may make it difficult for us, for research analysts and for investors to accurately forecast our revenue and operating results. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.

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

Other significant measures contained in the ACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The ACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. In addition, the ACA establishes an Independent Payment Advisory Board, or IPAB, to reduce the per capita rate of growth in Medicare spending. The IPAB has broad discretion to propose policies to reduce expenditures, which may have a negative effect on payment rates for services. The IPAB proposals could have affected payments for clinical laboratory services beginning in 2016 and may affect those for hospital services beginning in 2020. We are monitoring the effect of the ACA to determine the trends and changes that may be necessitated by the legislation, any of which may potentially affect our business.

In the beginning of 2017, the U.S. Congress and the Administration took actions to repeal the ACA and indicated an intent to replace it with another act and efforts to repeal or amend the ACA are ongoing. We cannot predict if, or when, the ACA will be repealed or amended, and cannot quantify the effect of new legislation on our business.

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

The Protecting Access to Medicare Act of 2014, or PAMA, includes a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS would report initially and then on a subsequent three year basis thereafter (or annually for advanced diagnostic laboratory tests, or ADLTs), private payer payment rates and volumes for their tests. The final PAMA ruling was issued June 17, 2016 indicating that data for reporting for the new PAMA process will begin in 2017 and the new market based rates will take effect January 1, 2018. We submitted the Afirma genomic classifier data required under PAMA before the March 31, 2017 deadline. We believe that the final PAMA regulations are generally favorable to us. The private payer rate will be calculated based on claims whose adjudication is final and will include patient deductible and co-insurance amounts.  Additionally, we believe our Afirma genomic classifier as well as our Percepta test, once covered, would be considered ADLTs and that we can determine when to seek ADLT status.  We cannot assure you that reimbursement rates under the final regulations for tests like ours will not be adversely affected.

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

Clinical laboratory tests have long been subject to comprehensive regulations under CLIA, as well as by applicable state laws. Most laboratory developed tests, or LDTs, are not currently subject to regulation by the U.S. Food and Drug Administration, or FDA, although reagents, instruments, software or components provided by third parties and used to perform LDTs may be subject to regulation. While the FDA maintains its authority to regulate LDTs, it has chosen to exercise its enforcement discretion not to regulate LDTs as medical devices. We believe that the Afirma, Percepta and Envisia classifiers are LDTs. In October 2014, the FDA issued draft guidance, entitled "Framework for Regulatory Oversight of LDTs," proposing the phased-in enforcement of premarket review requirements for most LDTs. The framework is similar to previously issued guidance. There is no timeframe in which the FDA must issue final guidance documents. If the guidance were enacted, our tests could be required to comply with FDA regulations applicable to medical devices.

In January 2017, the FDA issued a “Discussion Paper on Laboratory Developed Tests” following input it received from multiple stakeholders who had commented on its 2014 draft guidance. While the FDA specifically states in its Discussion Paper that it does not represent a final version of the LDT draft guidance documents that were published in 2014, it is designed to provide a possible approach to spark further dialogue. The suggested LDT framework could grandfather many types of LDTs without requiring new premarket review or quality management requirements. It also suggests a four-year phased implementation of market authorization requirements for some types of tests.

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

Billing for clinical laboratory testing services is complex, time-consuming and expensive. Depending on the billing arrangement and applicable law, we bill various payers, including Medicare, insurance companies and patients, all of which have different billing requirements. We generally bill third-party payers for our diagnostic tests and pursue reimbursement on a case-by-case basis where pricing contracts are not in place. To the extent laws or contracts require us to bill patient co-payments or co-

insurance, we must also comply with these requirements. We may also face increased risk in our collection efforts, including potential write-offs of doubtful accounts and long collection cycles, which could adversely affect our business, results of operations and financial condition.

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

We are also required to maintain state licenses to conduct testing in our laboratories. California, New York, Texas, among other states’ laws, require that we maintain a license and comply with state regulation as a clinical laboratory. Other states may have similar requirements or may adopt similar requirements in the future. In addition, both of our clinical laboratories are required to be licensed on a test-specific basis by New York State. We have received approval for the Afirma and Percepta tests. We will be required to obtain approval for other tests we may offer in the future. If we were to lose our CLIA certificate or California license for our South San Francisco laboratory, whether as a result of revocation, suspension or limitation, we would no longer be able to perform our molecular tests, which would eliminate our primary source of revenue and harm our business. If we were to lose our CLIA certificate for our Austin laboratory, we would need to move the receipt and storage of FNAs, as well as the slide preparation for cytopathology, to South San Francisco, which could result in a delay in processing tests during that transition and increased costs. If we were to lose our licenses issued by New York or by other states where we are required to hold licenses, we would not be able to test specimens from those states. New tests we may develop may be subject to new approvals by regulatory bodies such as New York State, and we may not be able to offer our new tests until such approvals are received.

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

•	the Foreign Corrupt Practices Act of 1977, and other similar laws, which apply to our international activities; and

•
unclaimed property (escheat) laws and regulations, which may require us to turn over to governmental authorities the property of others held by us that has been unclaimed for a specified period of time.

We have adopted policies and procedures designed to comply with applicable laws and regulations. In the ordinary course of our business, we conduct internal reviews of our compliance with these laws. Our compliance with some of these laws and regulations is also subject to governmental review. The growth of our business and sales organization and our expansion outside of the United States may increase the potential of violating these laws or our internal policies and procedures. We believe that we are in material compliance with all statutory and regulatory requirements, but there is a risk that one or more government agencies could take a contrary position. These laws and regulations are complex and are subject to interpretation by the courts and by government agencies. If one or more such agencies alleges that we may be in violation of any of these requirements, regardless of the outcome, it could damage our reputation and adversely affect important business relationships with third parties, including managed care organizations and other commercial third-party payers. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to any applicable penalty associated with the violation, including civil and criminal penalties, damages and fines, we could be required to refund payments received by us, and we could be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business and our financial results.

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

The marketing, sale and use of our current or future tests could lead to product liability claims if someone were to allege that the tests failed to perform as they were designed. We may also be subject to liability for errors in the results we provide to physicians or for a misunderstanding of, or inappropriate reliance upon, the information we provide. Our Afirma classifiers are performed on FNA samples that are diagnosed as indeterminate by standard cytopathology review. We report results as benign or suspicious to the prescribing physician. Under certain circumstances, we might report a result as benign that later proves to have been malignant. This could be the result of the physician having poor nodule sampling in collecting the FNA, performing the FNA on a different nodule than the one that is malignant or failure of the classifier to perform as intended. We may also be subject to similar types of claims related to our Percepta and Envisia tests, as well as tests we may develop in the future. A product liability or errors and omissions liability claim could result in substantial damages and be costly and time consuming for us to defend. Although we maintain product liability and errors and omissions insurance, we cannot assure you that our insurance would fully protect us from the financial impact of defending against these types of claims or any judgments, fines or settlement costs arising out of any such claims. Any product liability or errors and omissions liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could cause injury to our reputation or cause us to suspend sales of our products and solutions. The occurrence of any of these events could have an adverse effect on our business and results of operations.

If our laboratory in South San Francisco becomes inoperable due to an earthquake or either of our laboratories becomes inoperable for any other reason, we will be unable to perform our testing services and our business will be harmed.

We perform all of the Afirma, Percepta and Envisia genomic classifier testing at our laboratory in South San Francisco, California. Our laboratory in Austin, Texas accepts and stores substantially all FNA samples pending transfer to our California laboratory for genomic test processing. The laboratories and equipment we use to perform our tests would be costly to replace and could require substantial lead time to replace and qualify for use if they became inoperable. Either of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding and power outages, which may render it difficult or impossible for us to perform our testing services for some period of time or to receive and store samples. The inability to perform our tests for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

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

In the ordinary course of our business, we and our third-party service providers collect and store sensitive data, including legally protected health information, personally identifiable information about our patients, credit card information, intellectual property, and our proprietary business and financial information. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems and cloud-based data center systems. We face a number of risks related to our protection of, and our service providers’ protection of, this critical information, including loss of access, inappropriate disclosure and inappropriate access, as well as risks associated with our ability to identify and audit such events.

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

We apply for and in-license patents covering our products and technologies and uses thereof, as we deem appropriate, however we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. We have thirteen issued patents that expire between 2029 and 2032 related to methods used in the Afirma diagnostic platform, in addition to fifteen pending U.S. utility patent applications, two pending Patent Cooperation Treaty, or PCT, patent applications and two U.S. provisional patent applications. Some of these U.S. utility patent applications have pending foreign counterparts. We also exclusively licensed intellectual property, including rights to four issued patents that will expire between 2030 and 2032, and three pending U.S. utility patent applications in the thyroid space that would expire between 2030 and 2033 once issued, related to methods that are used in the Afirma diagnostic test, some of which have foreign counterparts. In the lung diagnostic space, we exclusively license intellectual property rights to seven pending patent applications and one issued patent in the United States and abroad. Patents issuing from the licensed portfolio will expire between 2024 and 2028. In addition, we own a pending U.S. application and foreign counterpart applications pending in Australia, Canada, China, Europe, Japan, and South Korea related to our Percepta test. We also own one application related to another lung disease, and two pending U.S. applications, five ex-U.S. applications, and two provisional U.S. applications related to Envisia. Any patents granted from our current lung cancer patent applications will expire no earlier than 2035 and those from the interstitial lung disease patent applications will expire no earlier than from 2034 to 2037. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. We may not be successful in defending any challenges made against our patents or patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents and increased competition to our business. The outcome of patent litigation can be uncertain and any attempt by us to enforce our patent rights against others may not be successful, or, if successful, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business.

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

As of July 28, 2017, directors and executive officers and their affiliates beneficially owned, in the aggregate, 23% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third-party from acquiring control over us.

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

ITEM 6.  EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 31, 2017

VERACYTE, INC.

By:	/s/ KEITH S. KENNEDY
Keith S. Kennedy Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1#*	2013 Stock Incentive Plan (as amended on May 23, 2017)
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
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