Form 10-Q
period 2017-09-30
VERACYTE, INC.
filed 2017-11-07
CIK 1384101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________

FORM 10-Q
  ________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

As of November 2, 2017, there were 34,039,843 shares of common stock, par value $0.001 per share, outstanding.

VERACYTE, INC.

i

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

VERACYTE, INC.

Condensed Balance Sheets

(In thousands of dollars, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$41,195	$59,219
Accounts receivable	11,635	8,756
Supplies inventory	3,760	3,475
Prepaid expenses and other current assets	1,617	2,057
Restricted cash	—	120
Total current assets	58,207	73,627
Property and equipment, net	10,281	11,480
Finite-lived intangible assets, net	13,333	14,133
Goodwill	1,057	1,057
Restricted cash	603	603
Other assets	178	134
Total assets	$83,659	$101,034
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,161	$2,424
Accrued liabilities	8,058	9,110
Total current liabilities	11,219	11,534
Long-term debt	24,997	24,918
Capital lease liability, net of current portion	382	599
Deferred rent, net of current portion	4,245	4,402
Total liabilities	40,843	41,453
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 33,977,840 and 33,762,278 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	34	34
Additional paid-in capital	245,430	239,631
Accumulated deficit	(202,648)	(180,084)
Total stockholders’ equity	42,816	59,581
Total liabilities and stockholders’ equity	$83,659	$101,034

The accompanying notes are an integral part of these financial statements.

VERACYTE, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands of dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$17,519	$18,603	$52,357	$46,828
Operating expenses:
Cost of revenue	7,169	6,367	20,426	18,947
Research and development	3,046	4,006	10,679	11,734
Selling and marketing	7,885	7,087	23,215	22,416
General and administrative	5,520	5,763	17,731	18,062
Intangible asset amortization	267	266	800	800
Total operating expenses	23,887	23,489	72,851	71,959
Loss from operations	(6,368)	(4,886)	(20,494)	(25,131)
Interest expense	(815)	(799)	(2,423)	(1,951)
Other income, net	134	48	353	127
Net loss and comprehensive loss	$(7,049)	$(5,637)	$(22,564)	$(26,955)
Net loss per common share, basic and diluted	$(0.21)	$(0.20)	$(0.67)	$(0.97)
Shares used to compute net loss per common share, basic and diluted	33,946,748	27,916,819	33,881,705	27,865,100

The accompanying notes are an integral part of these financial statements.

VERACYTE, INC.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands of dollars)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(22,564)	$(26,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,839	2,602
Bad debt expense	—	68
Loss on disposal of property and equipment	—	12
Genzyme co-promotion fee amortization	—	(948)
Stock-based compensation	4,825	4,745
Conversion of accrued interest on long-term debt	—	385
Amortization and write-off of debt discount and issuance costs	79	146
Interest on debt balloon payment and prepayment penalty	—	206
Changes in operating assets and liabilities:
Accounts receivable	(2,879)	(2,877)
Supplies inventory	(285)	351
Prepaid expenses and current other assets	240	37
Other assets	(44)	(44)
Accounts payable	891	(387)
Accrued liabilities and deferred rent	(1,201)	(1,091)
Net cash used in operating activities	(18,099)	(23,750)
Investing activities
Purchases of property and equipment	(1,455)	(3,760)
Proceeds from sale of property and equipment	440	—
Change in restricted cash	120	(2)
Net cash used in investing activities	(895)	(3,762)
Financing activities
Proceeds from the issuance of long-term debt, net of debt issuance costs	—	24,452
Payment of long-term debt	—	(5,000)
Payment of end-of-term debt obligation and prepayment penalty	—	(288)
Proceeds from the issuance of common stock in a public offering, net of costs	200	—
Payment of capital lease liability	(204)	—
Proceeds from the exercise of common stock options and employee stock purchases	974	963
Net cash provided by financing activities	970	20,127
Net decrease in cash and cash equivalents	(18,024)	(7,385)
Cash and cash equivalents at beginning of period	59,219	39,084
Cash and cash equivalents at end of period	$41,195	$31,699
Supplementary cash flow information of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$188	$—

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

Since the Company's founding in 2008, it has commercialized three genomic tests that it believes are transforming diagnostics:

Afirma Thyroid FNA Analysis - The Afirma genomic classifiers, specifically the Afirma Gene Expression Classifier, or GEC, and the recently commercialized Afirma Genomic Sequencing Classifier, or GSC, employ proprietary gene signatures to determine whether thyroid nodules previously classified by cytopathology as indeterminate can be reclassified as benign, thus enabling the patient to avoid an unnecessary surgery. The new Afirma GSC uniquely combines RNA sequencing and machine learning to leverage more enriched, previously undetectable genomic information. It can identify 30 percent more benign thyroid nodules among those deemed indeterminate following cytopathology. Afirma GSC also provides classifiers that can further guide surgery if cancer is found, including classifiers for medullary thyroid cancer, the BRAF V600E variant, and classifiers to identify RET/PTC1 and RET/PTC3 fusions, which are typically associated with cancer.

Percepta Bronchial Genomic Classifier - The 23-gene Percepta classifier improves lung cancer screening and diagnosis by identifying patients at low risk of cancer among those whose lung nodules are not clearly benign or malignant following traditional evaluation. The Percepta classifier analyzes genomic changes that occur in the epithelial cells lining the airways, which we call the field of injury, of current or former smokers to assess a patient’s risk of having lung cancer, without the need to test the often-hard-to-reach nodule directly.

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

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet as of September 30, 2017, the condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2017 and 2016, and the condensed statements of cash flows for the nine months ended September 30, 2017 and 2016 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed balance sheet at December 31, 2016 has been derived from audited financial statements. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results expected for the full year or any other period.

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

Through September 30, 2017, most of the Company’s revenue has been derived from the sale of Afirma. To date, Afirma has been delivered primarily to physicians in the United States. The Company’s third-party payers in excess of 10% of revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Medicare	26%	23%	26%	27%
UnitedHealthcare	14%	11%	14%	12%
	40%	34%	40%	39%

The Company’s significant third-party payers and their related accounts receivable balance as a percentage of total accounts receivable were as follows:

	September 30, 2017	December 31, 2016
Medicare	17%	18%

No other third-party payer represented more than 10% of the Company’s accounts receivable balances as of those dates.

Restricted Cash

The Company had deposits of $120,000 included in current assets as of December 31, 2016, pledged for corporate credit cards and there was no such restricted amounts as of September 30, 2017. The Company also had deposits of $603,000 included in long-term assets as of September 30, 2017 and December 31, 2016, restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of the Company’s South San Francisco facility.

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

Revenue recognized for the three and nine months ended September 30, 2017 and 2016 was as follows (in thousands of dollars):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	%	2016	%	2017	%	2016	%
Revenue recognized on the accrual basis	$17,257	99%	$13,903	75%	$50,007	96%	$31,478	67%
Revenue recognized on the cash basis	262	1%	4,700	25%	2,350	4%	15,350	33%
Total	$17,519	100%	$18,603	100%	$52,357	100%	$46,828	100%

Prior to July 1, 2016, the Company accrued less than 50% of the billed Afirma genomic test volume per fiscal period. The Company believed it did not have a consistent enough payment history to accrue the remaining Afirma genomic classifier tests delivered to customers and, as noted above, recognized revenue on the cash basis for such tests. The Company has been analyzing the amounts received for tests performed since commercialization, and during the quarter ended September 30, 2016, sufficient information developed to support a reasonable estimate of the amount of revenue to accrue upon test delivery for a number of payers that had been previously recognized on the cash basis. As a result, starting in the quarter ended September 30, 2016, the Company began accruing substantially all of its billed Afirma genomic test volume. In determining the amount to accrue for a particular test, the Company considered factors such as payer coverage, whether there is a reimbursement contract between the payer and the Company, timeliness of payment, payment as a percentage of agreed upon rate (if applicable), amount paid per test and any current developments or changes that could impact reimbursement. As a result, the Company recognized $3.5 million of incremental revenue during the quarter ended September 30, 2016 upon test delivery that previously would not have been recognized until cash was received. Tests performed prior to July 1, 2016 that did not meet the Company’s accrual criteria at the time of delivery will continue to be recognized as revenue on the cash basis. In the quarter ended June 30, 2017, as a result of the related cash collections being higher than previously estimated and cash collection trends, the Company updated its revenue estimates and recognized an additional $1.0 million of revenue for certain tests performed in the six months ended December 31, 2016.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The Company will adopt the new revenue standard as of January 1, 2018 using the modified retrospective method. The Company has completed its assessment of the five steps of this ASU and believes that the adoption of this ASU will not result in a material cumulative catch-up adjustment under the modified retrospective method, or have a material impact on the Company's financial position or results of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Shares of common stock subject to outstanding options	6,322,215	5,312,081	6,134,966	5,031,926
Employee stock purchase plan	25,481	29,435	31,944	34,262
Restricted stock units	70,000	—	59,945	—
Total common stock equivalents	6,417,696	5,341,516	6,226,855	5,066,188

3. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands of dollars):

	September 30, 2017	December 31, 2016
Accrued compensation expenses	$4,966	$6,120
Accrued other	3,092	2,990
Total accrued liabilities	$8,058	$9,110

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

The fair value of the Company’s financial assets, which consist only of money market funds, was $40.7 million and $58.7 million as of September 30, 2017 and December 31, 2016, respectively, and are Level I assets as described above.

5. Commitments and Contingencies

Operating Leases

The Company leases its headquarters and laboratory facilities in South San Francisco, California under a non-cancelable lease agreement for approximately 59,000 square feet. The lease began in June 2015 and ends in March 2026 and contains extension of lease term and expansion options. In February 2017, the Company relinquished certain expansion rights for a nominal fee. The Company had deposits of $603,000 included in long-term assets as of September 30, 2017 and December 31, 2016, restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of the South San Francisco facility.

The Company also leases laboratory and office space in Austin, Texas under a lease that expires in January 2029 and includes options for expansion and early termination in 2025. The related cash security deposit of $139,000 as of September 30, 2017 and $75,000 as of December 31, 2016 is included in other assets in the Company’s condensed balance sheets.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2017 are as follows (in thousands of dollars):

Year Ending December 31,
Remainder of 2017	$539
2018	2,121
2019	2,227
2020	2,332
2021	2,401
Thereafter	11,856
Total minimum lease payments	$21,476

The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Rent expense was $469,000 and $457,000 for the three months ended September 30, 2017 and 2016, respectively, and $1.4 million and $1.5 million for the nine months ended September 30, 2017 and 2016, respectively.

Contingencies

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company believes there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The Term Loan bears interest at a fixed rate of 12.0% per annum, payable quarterly at the end of each March, June, September and December. No principal payments will be due during an interest-only period, commencing on the funding date for the Term Loan (the “Borrowing Date”) and continuing through and including March 31, 2020. The Company is obligated to repay the outstanding principal amount under the Term Loan in eight equal installments during the final two years under the Credit Agreement. For any quarterly interest payment through and including the 16th interest payment date after the Borrowing Date, so long as no event of default has occurred and is then continuing, the Company may elect to pay interest in cash on the outstanding principal amount of the Term Loan at a fixed rate of 9.0%, with the remaining 3.0% of the 12.0% interest paid-in-kind by adding such paid-in-kind interest to the outstanding principal amount of the Term Loan. The Company elected to pay interest in-kind for the quarters ended June 30, 2016 and September 30, 2016 and has recorded a total of $385,000 of paid-in-kind interest through September 30, 2017.

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

The Company’s obligations under the Credit Agreement are secured by a security interest in substantially all of its assets. The Credit Agreement contains customary representations, warranties and events of default, as well as affirmative and negative covenants. The negative covenants include, among other provisions, covenants that limit or restrict the Company’s ability to incur liens, make investments, incur indebtedness, merge with or acquire other entities, dispose of assets, make dividends or other distributions to holders of its equity interests, engage in any material new line of business or enter into certain transactions with affiliates, in each case subject to certain exceptions. To the extent the Company forms or acquires certain subsidiaries domiciled in the United States, those subsidiaries are required to be guarantors of the Company’s obligations under the Credit Agreement. As of September 30, 2017, the Company was in compliance with the loan covenants.

See Note 11. Subsequent Events for additional information.

As of September 30, 2017, the net debt obligation for borrowings made under the Credit Agreement was as follows (in thousands of dollars):

September 30, 2017
Debt principal	$25,385
Unamortized deferred debt issuance costs	(388)
Net debt obligation	$24,997

Future principal payments under the Credit Agreement are as follows (in thousands of dollars):

Year Ending December 31,
2020	$9,519
2021	12,693
2022	3,173
Total	$25,385

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

Interest Expense

Interest expense consists of the following (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Nominal interest	$778	$772	$2,311	$1,600
Amortization and write-off of debt discount and debt issuance costs	27	27	79	145
Prepayment penalty	—	—	—	50
End-of-term payment interest	—	—	—	156
Interest on capital lease	10	—	33	—
Total	$815	$799	$2,423	$1,951

7. Stockholders’ Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows:

	September 30, 2017	December 31, 2016
Stock options and restricted stock units issued and outstanding	6,318,932	5,251,832
Stock options and restricted stock units available for grant under stock option plans	1,102,427	887,724
Common stock available for the Employee Stock Purchase Plan	456,002	609,053
Total	7,877,361	6,748,609

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

The Company incurred $1.8 million and $6.1 million in co-promotion expense, excluding the amortization of the upfront co-promotion fee, in the three and nine months ended September 30, 2016, respectively, which is included in selling and marketing expenses in the condensed statements of operations and comprehensive loss. The Company had no outstanding obligations to Genzyme under the U.S. co-promotion agreement as of September 30, 2017 and December 31, 2016.

The Company amortized $227,000 and $948,000 of the $10.0 million upfront co-promotion fee in the three and nine months ended September 30, 2016, respectively, which is reflected as a reduction to selling and marketing expenses in the condensed statements of operations and comprehensive loss. No such related costs were incurred during the three and nine months ended September 30, 2017.

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

The Company has concluded that TCP represents a variable interest entity and that the Company is not the primary beneficiary as it does not have the ability to direct the activities that most significantly impact TCP’s economic performance. Therefore, the Company does not consolidate TCP. All amounts paid to TCP under the service agreement are expensed as incurred and included in cost of revenue in the condensed statements of operations and comprehensive loss. The Company incurred $1.2 million and $1.3 million of expense for the three months ended September 30, 2017 and 2016, respectively, and $3.6 million and $3.8 million for the nine months ended September 30, 2017 and 2016, respectively, in cytopathology testing and evaluation services expenses with TCP. The Company’s outstanding obligations to TCP for cytopathology testing services were $395,000 and $426,000 as of September 30, 2017 and December 31, 2016, respectively, and are included in accounts payable on the accompanying condensed balance sheets.

TCP reimburses the Company for its proportionate share of the Company’s rent and related operating expenses for the leased facility. TCP’s portion of rent and related operating expenses for the shared space at the Austin, Texas facility was $25,000 and $24,000 for the three months ended September 30, 2017 and 2016, respectively, and $78,000 and $70,000 for the nine months ended September 30, 2017 and 2016, respectively, and is included in other income, net in the Company’s condensed statements of operations and comprehensive loss.

See Note 11. Subsequent Events for additional information.

10. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and nine months ended September 30, 2017 and 2016. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

As of September 30, 2017, the Company had unrecognized tax benefits of $2.5 million, none of which would currently affect the Company’s effective tax rate if recognized due to the Company’s net deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at September 30, 2017 will significantly increase or decrease within the next 12 months. There was no interest expense or penalties related to unrecognized tax benefits recorded through September 30, 2017.

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

11. Subsequent Events

Thyroid Cytopathology Partners

On October 16, 2017, the Company amended and restated its service agreement with TCP. The agreement is effective through October 31, 2022, and thereafter automatically renews every year unless either party provides notice of intent not to renew at least 12 months prior to the end of the then-current term. In connection with amending and restating the TCP agreement, the Company’s arrangement with PRC was simultaneously assigned by PRC to TCP and immediately terminated, and the Company agreed to pay PRC a total of $1,750,000 over eight quarterly installments in exchange for TCP reducing the price per test it charges the Company during the term of the amended TCP agreement.

Loan and Security Agreement

On November 3, 2017, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with Silicon Valley Bank. In connection with the entry into the Loan and Security Agreement, the Company terminated the Credit Agreement with Visium, wherein all commitments were terminated, all liens were released and all outstanding principal and interest and fees accrued thereunder were repaid in the aggregate amount of $27.3 million. The Company expects to expense approximately $1.9 million in prepayment premium and debt issuance cost write-offs in the quarter ending December 31, 2017.

The Loan and Security Agreement allows the Company to borrow up to $35.0 million, with a $25.0 million advance term loan (the “Term Loan Advance”) and a revolving line of credit of up to $10.0 million (the “Revolving Line of Credit”). The Term Loan Advance was advanced upon the closing of the Loan and Security Agreement. Borrowings under the Loan and Security Agreement mature in October 2022. The Term Loan Advance bears interest at a variable rate equal to (i) the thirty-day U.S. London Interbank Offer Rate (“LIBOR”) plus (ii) 4.20%, with a minimum rate of 5.43% per annum. Principal amounts outstanding under the Revolving Line of Credit bear interest at a variable rate equal to (i) LIBOR plus (ii) 3.50%, with a minimum rate of 4.70% per annum.

The Company may prepay the outstanding principal amount under the Term Loan Advance plus accrued and unpaid interest and, if the Term Loan Advance is repaid in full, a prepayment premium. In addition, a final payment on the Term Loan Advance in the amount of $1.2 million is due upon the earlier of the maturity date of the Term Loan Advance or its payment in full. The Loan and Security Agreement contains customary representations, warranties, and events of default, as well as affirmative and negative covenants. The Company’s obligations under the Loan and Security Agreement are secured by substantially all of its assets (excluding intellectual property), subject to certain customary exceptions.

The net proceeds from the Term Loan Advance were used towards the full repayment of the outstanding balance under the Credit Agreement.

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

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "expects," "anticipates," "intends," "estimates," "plans," "believes," "continuing," "ongoing," and similar expressions are intended to identify forward-looking statements. These are statements that relate to future events and include, but are not limited to, the factors that may impact our financial results; our expectations regarding our sources of revenue; our expectations with respect to our future research and development, general and administrative and selling and marketing expenses and our anticipated uses of our funds; our expectations regarding capital expenditures; our anticipated cash needs and our estimates regarding our capital requirements; potential future sources of cash; our business strategy and our ability to execute our strategy; our ability to achieve and maintain reimbursement from third-party payers at acceptable levels and our expectations regarding the timing and levels of reimbursement; the estimated size of the global markets for our tests; the attributes and potential benefits of our tests and any future tests we may develop to patients, physicians and payers; the factors we believe drive demand for and reimbursement of our tests; our ability to sustain or increase demand for our tests; our intent to expand into other clinical areas; our ability to develop new tests, and the timeframes for development or commercialization; our ability to get our data and clinical studies accepted in peer-reviewed publications; our dependence on and the terms of our agreement with TCP, and on other strategic relationships, and the success of those relationships; potential cost savings resulting from our amended agreement with TCP; our beliefs regarding our laboratory capacity; the applicability of clinical results to actual outcomes; our expectations regarding our international expansion; the occurrence, timing, outcome or success of clinical trials or studies; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive position; our compliance with federal, state and international regulations; the potential impact of regulation of our tests by the FDA or other regulatory bodies; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business; the impact of seasonal fluctuations and economic conditions on our business; our beliefs regarding the impact of recent hurricanes on our business; our belief that we have taken reasonable steps to protect our intellectual property; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results, including our expectations regarding implementing of new revenue recognition standards; and anticipated trends and challenges in our business and the markets in which we operate.

Forward-looking statements are based on our current plans and expectations and involve risks and uncertainties which could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, those risks discussed in Part II, Item 1A of this report, as well as risks and uncertainties related to: our limited operating history and history of losses since inception; our ability to increase usage of and reimbursement for our tests; our dependence on a limited number of payers for a significant portion of our revenue; the complexity, time and expense associated with billing and collecting for our test; current and future laws, regulations and judicial decisions applicable to our business, including potential regulation by the FDA or by regulatory bodies outside of the United States; changes in reimbursement for our tests; changes in legislation related to the U.S. healthcare system; our dependence on strategic relationships and collaborations; unanticipated delays in research and development efforts; our ability to develop and commercialize new products, and the timing and expense of commercialization; our ability to successfully enter new product or geographic markets; our ability to conduct clinical studies and the outcomes of such clinical studies; the applicability of clinical results to actual outcomes; trends and challenges in our business; our ability to compete against other companies, products and technologies; our ability to protect our intellectual property; and our ability to obtain capital when needed. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Our vision is to provide answers that illuminate the pathway to health; and to provide trustworthy and actionable answers that fundamentally improve patient care.

The role of genomic information in medical practice is evolving rapidly and has affected the diagnosis of disease as well as treatment decisions. Over the past decade, diagnostic tests that analyze genomic material from surgical tissue samples have emerged as an important complement to evaluations performed by pathologists. Information at the genomic level enables one to understand more fully the makeup and specific subtype of disease to improve diagnosis. In many cases, the genomic information derived from these samples can help guide treatment decisions as part of the standard of care.

While genomic and technological advances are fueling the imagination about what is possible in medicine, we remain focused on delivering tests that change clinical decision-making and improve patient outcomes.

Our deep machine learning methods and rich genomic content improve diagnostic clarity for cancer and other diseases. In our thyroid and lung indications, traditional diagnosis can be ambiguous in approximately 15-70% of patients undergoing diagnostic evaluation.

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

The published evidence supporting our tests demonstrates the robustness of our science and clinical studies. Patients and physicians can access our full list of publications on our website. Over 30 clinical studies covering our products have been published, including two landmark clinical validation papers published in The New England Journal of Medicine. We continue to build upon our extensive library of clinical evidence. We also expect to continue expanding our offerings in thyroid cancer, lung cancer and interstitial lung diseases such as IPF as well as other cancer indications that we believe will benefit from our technology and approach.

We believe our focus on developing clinically useful tests that change patient care is enabling us to set new standards in genomic test reimbursement. Our flagship product, the Afirma classifier, is now covered for more than 270 million people in the U.S. for use in thyroid cancer diagnosis and our second commercial product, the Percepta classifier, is the first genomic test to gain Medicare coverage for improved lung cancer screening and diagnosis.

Third Quarter 2017 Financial Results

For the three-month period ended September 30, 2017, as compared to the three-month period ended September 30, 2016:

•
Revenue was $17.5 million, a decline of 6%. Revenue accrued for tests performed in the current year quarter increased 24%, offset by the impact of higher cash collections in the prior year quarter for tests performed prior to July 1, 2016;

•	Genomic Test Volume was 6,533, an increase of 14%;

•	Operating Expenses were $23.9 million, an increase of 2%;

•	Net Loss and Comprehensive Loss was $7.0 million, an increase of 25%;

•	Net Loss Per Common Share was $0.21 compared to $0.20;

•	Cash Burn, defined as net cash used in operating activities and net capital expenditures, was $5.8 million, an improvement of 23%; and

•	Cash and Cash Equivalents was $41.2 million at September 30, 2017.

Year-to-Date 2017 Financial Results

For the nine-month period ended September 30, 2017, as compared to the nine-month period ended September 30, 2016:

•	Revenue was $52.4 million, an increase of 12%;

•	Genomic Test Volume was 18,873, an increase of 12%;

•	Operating Expenses were $72.9 million, an increase of 1%;

•	Net Loss and Comprehensive Loss was $22.6 million, an improvement of 16%;

•	Net Loss Per Common Share was $0.67, an improvement of 31% from $0.97; and

•	Cash Burn was $19.1 million, an improvement of 31%.

Subsequent Events

•
In November 2017, the Company closed a $35.0 million senior secured credit facility, consisting of a $25.0 million term loan and a $10.0 million asset-based revolving line of credit to refinance its existing $25.0 million credit facility, reducing the current variable interest rate by over 50% and providing additional liquidity through a new revolving line of credit. The Company paid a $1.5 million exit fee at the close to its prior lender; and

•
In October 2017, the Company amended and restated its Thyroid Cytopathology Partners (TCP) agreement. In return for lower fees, the Company agreed to extend the term for five years and to pay $1.75 million to Pathology Resource Consultants, TCP’s previous management company, over eight quarters. Based on current volumes, the Company believes the amendment will be immediately accretive to earnings as well as cash burn.

Third Quarter 2017 and Recent Business Highlights

Commercial Achievements:

•	Gained 100 new accounts for our next-generation Afirma GSC and continued to transition existing accounts;

•	Grew genomic test volume by 14% in the third quarter of 2017, compared to the third quarter of 2016;

•	Generated our first commercial revenue for the Percepta Bronchial Genomic Classifier and expanded its use to over 70 institutions; and

•	Launched the Screen Together awareness campaign with the Lung Cancer Initiative of North Carolina to increase lung cancer screening awareness among high-risk people.

Reimbursement Progress:

•
Increased contracted lives for the Afirma classifier by 13 million through the execution of five new contracts, including four Blues plans. This brings the total number of contracted lives for the test to 176 million and increases from last quarter the number of contracted Blues lives by 35% to 45 million; and

•
Received preliminary 2018 Medicare pricing indicating that the Afirma classifier price will increase from $3,220 to $3,600. Pending a public comment period, the final rates are scheduled to begin January 1, 2018, as part of the Protecting Access to Medicare Act of 2014 (PAMA).

Clinical Evidence Development:

•
Presented data from five studies (two oral and three poster presentations) highlighting the Afirma GSC’s advances in informing both benign and cancerous subtypes of thyroid nodules at the 87th Annual Meeting of the American Thyroid Association (ATA);

•
Delivered podium presentation of clinical utility data for the Percepta classifier at the CHEST Annual Meeting. Findings showed that the use of Percepta reduces the number of invasive procedures by 50% in patients whom the test classifies as low-risk for lung cancer following an inconclusive bronchoscopy result; and

•	Received acceptance of an abstract demonstrating clinical utility of the Envisia Genomic Classifier in the diagnosis of idiopathic pulmonary fibrosis for presentation at the PFF Summit in November.

Factors Affecting Our Performance

Reported Genomic Test Volume

Our performance depends on the number of genomic tests that we perform and report as completed in our CLIA laboratories. Factors impacting the number of tests that we report as completed include, but are not limited to:

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

•
the seasonality inherent in our business, such as the impact of work days per period, timing of industry conferences and the timing of when patient deductibles are exceeded, which also impacts the reimbursement we receive from insurers; and

•	our ability to obtain prior authorization or meet other requirements instituted by payers, benefit managers, or regulators necessary to be paid for our tests.

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

Continued Adoption of and Reimbursement for our Products

Revenue growth depends on our ability to secure coverage decisions, achieve broader reimbursement at increased levels from third-party payers, expand our base of prescribing physicians and increase our penetration in existing accounts. Because some payers consider our products experimental and investigational, we may not receive payment for tests and payments we receive may not be at acceptable levels. We expect our revenue growth will increase as more payers make a positive coverage decision and as payers enter into contracts with us, which should enhance our accrued revenue and cash collections. To drive increased adoption of Afirma, we increased our sales force over the last several years, along with increasing our marketing efforts. We have hired institutional channel managers to focus on the institutional segment, where accounts generally send us fine needle aspirations, or FNAs, for the Afirma genomic classifier only, and account managers, dedicated to serving existing accounts, thereby freeing up our product specialists to focus on transacting new business. If we are unable to expand the base of prescribing physicians and penetration within these accounts at an acceptable rate, or if we are not able to execute our strategy for increasing reimbursement, we may not be able to effectively increase our revenue. We expect to continue to see pressure from payers to limit the utilization of tests, generally, and we believe more payers are deploying costs containment tactics, such as pre-authorization and employing laboratory benefit managers to reduce utilization rates.

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

As of September 30, 2017, cumulative amounts billed at list price for tests processed which were not recognized as revenue upon delivery of a patient report because our accrual revenue recognition criteria were not met and for which we have not collected cash or written off as uncollectible, totaled approximately $159.5 million.

As of December 31, 2016, cumulative amounts billed at list price for tests processed which were not recognized as revenue upon delivery of a patient report because our accrual revenue recognition criteria were not met and for which we have not collected cash or written off as uncollectible, totaled $161.2 million. Of this amount, we recognized revenue of approximately $0.3 million and $2.2 million in the three and nine months ended September 30, 2017, respectively, when cash was received.

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

Finally, when we increase our list price, as we did in July 2015, it will increase the cumulative amounts billed. In addition, payer contracts generally include the right of offset and payers may offset payments prior to resolving disputes over tests performed.

Generally, we calculate the average Afirma genomic classifier reimbursement from all payers, whether they are on the cash or an accrual basis, for tests that are on average a year old, since it can take a significant period of time to collect from some payers. Except in situations where we believe the rate we reasonably expect to collect varies due to a coverage decision, contract, more recent reimbursement data or evidence to the contrary, we use an average of reimbursement for tests provided over four quarters as it reduces the effects of temporary volatility and seasonal effects. Thus the average reimbursement per Afirma genomic classifier represents the total cash collected to date against Afirma genomic classifier tests performed during the relevant period divided by the number of these tests performed during that same period.

The average Afirma genomic classifier reimbursement rate will change over time due to a number of factors, including medical coverage decisions by payers, the effects of contracts signed with payers, changes in allowed amounts by payers, our ability to successfully win appeals for payment, and our ability to collect cash payments from third-party payers and individual patients. Historical average reimbursement is not necessarily indicative of future average reimbursement. For the quarter ended September 30, 2017, on average we accrued between $2,400 and $2,500 for the Afirma genomic classifier tests that met our revenue recognition standard, which was between 90% - 95% of the reported Afirma classifier test volume.

From the third quarter of 2016 to the third quarter of 2017, we accrued between $1.7 and $2.2 million in revenue per quarter from providing cytopathology services associated with our Afirma solution.

We incur expense for tests in the period in which the test is conducted and recognize revenue for tests in the period in which our revenue recognition criteria are met. Accordingly, any revenue that we recognize as a result of cash collection in respect of previously performed but unpaid tests will favorably impact our liquidity and results of operations in future periods.

Development of Additional Products

We currently rely on sales of Afirma to generate most of our revenue. In May 2014, we commercially launched our Afirma Malignancy Classifiers, which we believe enhances our Afirma Thyroid FNA Analysis as a comprehensive way to manage thyroid nodule patients and serve our current base of prescribing physicians. We are also pursuing development or acquisition of products for additional diseases to increase and diversify our revenue. We launched the Percepta classifier in April 2015. Additionally, we introduced in October 2016 a solution for diagnosing interstitial lung disease, our Envisia Genomic Classifier, that will offer an alternative to surgery by developing a genomic signature to classify samples collected through less invasive bronchoscopy techniques. We expect to continue to invest heavily in research and development in order to expand the capabilities of our solutions and to develop additional products. Our success in developing or acquiring new products will be important in our efforts to grow our business by expanding the potential market for our products and diversifying our sources of revenue.

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

Under the ex-U.S. agreement with Genzyme, we agreed to pay Genzyme 25% of net revenue from the sale of the Afirma solution in Brazil and Singapore over a five-year period commencing January 1, 2015. Effective July 6, 2017, the agreement was terminated and payments made under this agreement for the nine months ended September 30, 2017 were not material.

Financial Overview

Revenue

Through September 30, 2017, we derived most of our revenue from the sale of Afirma. To date, we offer Afirma primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of cash collection from the third-party payer and individual patients. Third-party payers in excess of 10% of revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Medicare	26%	23%	26%	27%
UnitedHealthcare	14%	11%	14%	12%
	40%	34%	40%	39%

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

Cost of Revenue

The components of our cost of revenue are laboratory expenses, sample collection expenses, compensation expense, license fees and royalties, depreciation and amortization, other expenses such as equipment and laboratory supplies, and allocations of facility and information technology expenses. Costs associated with performing tests are recorded as the test is processed regardless of whether and when revenue is recognized with respect to that test. As a result, our cost of revenue as a percentage of revenue may vary significantly from period to period because we do not recognize all revenue in the period in which the associated costs are incurred. We expect cost of revenue in absolute dollars to increase as the number of tests we perform increases. However, we expect that the cost per test will decrease over time due to leveraging fixed costs, efficiencies we may gain as test volume increases and from automation, process efficiencies and other cost reductions. As we introduce new tests, initially our cost of revenue will be high and will increase disproportionately our aggregate cost of revenue until we achieve efficiencies in processing these new tests. We are currently commercializing the Afirma GSC, Percepta and Envisia tests, and we expect to run suboptimal batch sizes, run quality control batches, test batches, registry samples and generally incur costs that may suppress or reduce gross margins.

Research and Development

Research and development expenses include expenses incurred to develop our technology, collect clinical samples and conduct clinical studies to develop and support our products. These expenses consist of compensation expenses, direct research and development expenses such as prototype materials, laboratory supplies and costs associated with setting up and conducting clinical studies at domestic and international sites, professional fees, depreciation and amortization, other miscellaneous expenses and allocation of facility and information technology expenses. We expense all research and development costs in the periods in which they are incurred. We expect to incur significant research and development expenses as we continue to invest in research and development activities related to developing additional products and evaluating various platforms. We incurred research and development expenses in 2016 for the development and launch of Envisia and for the continued development and support of the Afirma and Percepta tests. For the remainder of 2017, we expect to incur research and development expenses on ongoing evidence development for our Afirma, Percepta and Envisia classifiers.

Selling and Marketing

Selling and marketing expenses consist of compensation expenses, direct marketing expenses, professional fees, other expenses such as travel and communications costs and allocation of facility and information technology expenses. In addition, co-promotion fees paid to Genzyme, net of amortization of the upfront fee received, are included in selling and marketing expenses through the September 9, 2016 termination date of our U.S. co-promotion agreement. We have expanded our internal sales force and increased our marketing spending as we transitioned out of the Genzyme relationship, with these costs offset by the elimination of the co-promotion fee. We have also incurred increased selling and marketing expense as a result of investments in our lung product portfolio and believe total selling and marketing expenses will continue to increase as we launch and promote our new tests.

General and Administrative

General and administrative expenses include compensation expenses for executive officers and administrative, billing and client service personnel, professional fees for legal and audit services, occupancy costs, depreciation and amortization, and other expenses such as information technology and miscellaneous expenses offset by allocation of facility and information technology expenses to other functions. For the nine months ended September 30, 2017, approximately 61% of the headcount classified as general and administrative encompass our billing and customer care teams. We expect general and administrative expenses to continue to increase as we build our general and administration infrastructure and to stabilize thereafter.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016 (In Thousands of Dollars, Except Percentages and Genomic Classifiers Results Reported)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	%	2017	2016	Change	%
Revenue	$17,519	$18,603	$(1,084)	(6)%	$52,357	$46,828	$5,529	12%
Operating expense:
Cost of revenue	7,169	6,367	802	13%	20,426	18,947	1,479	8%
Research and development	3,046	4,006	(960)	(24)%	10,679	11,734	(1,055)	(9)%
Selling and marketing	7,885	7,087	798	11%	23,215	22,416	799	4%
General and administrative	5,520	5,763	(243)	(4)%	17,731	18,062	(331)	(2)%
Intangible asset amortization	267	266	1	—%	800	800	—	—%
Total operating expenses	23,887	23,489	398	2%	72,851	71,959	892	1%
Loss from operations	(6,368)	(4,886)	(1,482)	30%	(20,494)	(25,131)	4,637	(18)%
Interest expense	(815)	(799)	(16)	2%	(2,423)	(1,951)	(472)	24%
Other income (expense), net	134	48	86	179%	353	127	226	178%
Net loss and comprehensive loss	$(7,049)	$(5,637)	$(1,412)	25%	$(22,564)	$(26,955)	$4,391	(16)%
Other Operating Data:
Genomic classifiers reported	6,533	5,740	793	14%	18,873	16,924	1,949	12%

We incurred a net loss of $7.0 million and $22.6 million for the three and nine months ended September 30, 2017 compared to a net loss of $5.6 million and $27.0 million in the same periods in 2016. As of September 30, 2017, we had an accumulated deficit of $202.6 million.

Revenue

Revenue recognized on the accrual basis and cash basis for the three and nine months ended September 30, 2017 and 2016 was as follows (in thousands of dollars):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	%	2017	2016	Change	%
Revenue recognized on the accrual basis	$17,257	$13,903	$3,354	24%	$50,007	$31,478	$18,529	59%
Revenue recognized on the cash basis	262	4,700	(4,438)	(94)%	2,350	15,350	(13,000)	(85)%
Total	$17,519	$18,603	$(1,084)	(6)%	$52,357	$46,828	$5,529	12%

Revenue decreased $1.1 million, or 6%, for the three months ended September 30, 2017 compared to the same period in 2016. Revenue recognized on the accrual basis increased $3.4 million, or 24%, for the three months ended September 30, 2017 compared to the same period in 2016, primarily due to an increase in accrued genomic classifiers revenue of $3.5 million to $15.2 million for the three months ended September 30, 2017 compared to $11.7 million for the same period in 2016. The increase in accrued genomic classifiers revenue is due to a volume increase of 16% of accrued tests from increased adoption of Afirma and an average accrual rate increase of 12% from higher historical payer collections resulting from more coverage and contracts with payers. Commencing from the quarter ended September 30, 2016, we had sufficient information developed to support reasonable estimates of the amount of revenue to accrue upon test delivery for a number of payers that had been previously recognized on the cash basis and as a result, we accrued revenue for substantially all of our test volume. The cash basis revenue for unaccrued tests delivered prior to July 1, 2016 decreased $4.4 million, or 94%, for the three months ended September 30, 2017 as compared to the same period in 2016.

Revenue increased $5.5 million, or 12%, for the nine months ended September 30, 2017 compared to the same period in 2016. Revenue recognized on the accrual basis increased $18.5 million, or 59%, for the nine months ended September 30, 2017 compared to the same period in 2016, due to increased adoption of Afirma and, increases in the accrual rates for Afirma from higher historical reimbursement from payers. Commencing from the quarter ended September 30, 2016, we had sufficient information developed to support reasonable estimates of the amount of revenue to accrue upon test delivery for a number of payers that had been previously recognized on the cash basis and as a result, we accrued revenue for substantially all of our test volume. The cash basis revenue for unaccrued tests delivered prior to July 1, 2016 decreased $13.0 million, or 85%, for the nine months ended September 30, 2017 as compared to the same period in 2016.

Cost of revenue

Comparison of the three and nine months ended September 30, 2017 and 2016 was as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	%	2017	2016	Change	%
Cost of revenue:
Laboratory costs	$3,686	$3,152	$534	17%	$10,295	$9,560	$735	8%
Sample collection costs	869	824	45	5%	2,542	2,617	(75)	(3)%
Compensation expense	958	792	166	21%	2,773	2,361	412	17%
License fees and royalties	665	796	(131)	(16)%	2,176	1,980	196	10%
Depreciation and amortization	201	122	79	65%	452	403	49	12%
Other expenses	335	239	96	40%	871	717	154	21%
Allocations	455	442	13	3%	1,317	1,309	8	1%
Total	$7,169	$6,367	$802	13%	$20,426	$18,947	$1,479	8%

Cost of revenue increased $802,000, or 13%, for the three months ended September 30, 2017 compared to the same period in 2016. Given our corporate focus on Afirma genomic classifier growth, Afirma classifier tests increased by 13%, offsetting a 7% decrease in cytopathology tests. The increase in laboratory costs is due to increased Afirma classifier test volume and costs associated with the next generation Afirma GSC, partially offset by a decrease in cytopathology fees related to a decrease in FNA samples processed. The increase in compensation expense is associated with the mix shift to relatively more Afirma classifier versus cytopathology tests, as more labor hours are incurred on Afirma classifier tests compared to cytopathology tests and at a higher average employee cost, as well as an average laboratory headcount increase of 15%. The decrease in license fees and royalties is due to lower revenue and the shift to the Afirma GSC that does not incur a separate license fee.

Cost of revenue increased $1.5 million, or 8%, for the nine months ended September 30, 2017 compared to the same period in 2016. Given our corporate focus on Afirma genomic classifier growth, Afirma classifier tests increased by 11%, offsetting a 6% decrease in cytopathology tests. The increase in laboratory costs is due to increased Afirma classifier test volume and costs associated with the next generation Afirma GSC, partially offset by a decrease in cytopathology fees related to a decrease in FNA samples processed. The increase in compensation expense is associated with the mix shift to relatively more Afirma classifier versus cytopathology tests, as more labor hours are incurred on Afirma classifier tests compared to cytopathology tests and at a higher average employee cost, as well as an average laboratory headcount increase of 14%. The increase in license fees and royalties is due to higher revenue. The increase in other expenses is primarily due to equipment maintenance costs and laboratory supplies.

Research and development

Comparison of the three and nine months ended September 30, 2017 and 2016 is as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	%	2017	2016	Change	%
Research and development expense:
Compensation expense	$1,863	$2,071	$(208)	(10)%	$6,212	$5,953	$259	4%
Direct research and development expense	432	1,074	(642)	(60)%	2,006	3,295	(1,289)	(39)%
Professional fees	231	238	(7)	(3)%	696	637	59	9%
Depreciation and amortization	105	111	(6)	(5)%	341	293	48	16%
Other expenses	120	152	(32)	(21)%	445	512	(67)	(13)%
Allocations	295	360	(65)	(18)%	979	1,044	(65)	(6)%
Total	$3,046	$4,006	$(960)	(24)%	$10,679	$11,734	$(1,055)	(9)%

Research and development expense decreased $960,000, or 24%, for the three months ended September 30, 2017 compared to the same period in 2016. The decrease in compensation expense was primarily due to lower incentive compensation. The decrease in direct research and development expense was due to a lesser amount of materials purchased for research and development experiments following the completion of several major projects.

Research and development expense decreased $1.1 million, or 9%, for the nine months ended September 30, 2017 compared to the same period in 2016. The increase in compensation expense was primarily due to a 10% increase in average headcount partially offset by lower incentive compensation. The decrease in direct research and development expense was due to a lesser amount of materials purchased for research and development experiments following the completion of several major projects.

Selling and marketing

Comparison of the three and nine months ended September 30, 2017 and 2016 is as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	%	2017	2016	Change	%
Selling and marketing expense:
Compensation expense	$4,321	$3,372	$949	28%	$13,056	$10,801	$2,255	21%
Direct marketing expense	1,202	671	531	79%	4,248	2,205	2,043	93%
Genzyme co-promotion expense, net	—	1,590	(1,590)	(100)%	3	5,103	(5,100)	(100)%
Professional fees	810	168	642	382%	1,366	438	928	212%
Other expenses	1,099	857	242	28%	3,180	2,543	637	25%
Allocations	453	429	24	6%	1,362	1,326	36	3%
Total	$7,885	$7,087	$798	11%	$23,215	$22,416	$799	4%

Selling and marketing expense increased $798,000, or 11%, for the three months ended September 30, 2017 compared to the same period in 2016. The increase in compensation expense was due to a 24% increase in average headcount mainly from increases of our sales and marketing personnel due to the termination of the Genzyme co-promotion agreement. The increase in direct marketing expense was due to higher trade shows and marketing costs. The decrease in Genzyme co-promotion expense, net, reflects the termination of the Genzyme co-promotion agreement effective September 9, 2016. The increase in professional fees is due to consulting expenses. The increase in other expenses is primarily due to travel and communication costs associated with the 24% increase in average headcount.

Selling and marketing expense increased $799,000, or 4%, for the nine months ended September 30, 2017 compared to the same period in 2016. The increase in compensation expense was due to a 23% increase in average headcount mainly from increases of our sales and marketing personnel due to the termination of the Genzyme co-promotion agreement. The increase in direct marketing expense was due to corporate rebranding expenses, trade shows and marketing costs. The decrease in Genzyme co-promotion expense, net, reflects the termination of the Genzyme co-promotion agreement effective September 9, 2016. The increase in professional fees is due to consulting expenses. The increase in other expenses is primarily due to travel and communication costs associated with the 23% increase in average headcount.

General and administrative

Comparison of the three and nine months ended September 30, 2017 and 2016 is as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	%	2017	2016	Change	%
General and administrative expense:
Compensation expense	$3,476	$3,893	$(417)	(11)%	$11,464	$11,847	$(383)	(3)%
Professional fees	1,469	1,439	30	2%	4,571	4,396	175	4%
Occupancy costs	553	537	16	3%	1,600	1,940	(340)	(18)%
Depreciation and amortization	420	400	20	5%	1,246	1,105	141	13%
Other expenses	805	725	80	11%	2,508	2,434	74	3%
Allocations	(1,203)	(1,231)	28	(2)%	(3,658)	(3,660)	2	—%
Total	$5,520	$5,763	$(243)	(4)%	$17,731	$18,062	$(331)	(2)%

General and administrative expense decreased $243,000, or 4%, for the three months ended September 30, 2017 compared to the same period in 2016. The decrease in compensation expense was due to lower incentive compensation expense, partially offset by a 6% increase in average headcount for the three months ended September 30, 2017 as compared to the same period in 2016.

General and administrative expense decreased $331,000, or 2%, for the nine months ended September 30, 2017 compared to the same period in 2016. The decrease in compensation expense was due to lower incentive compensation, partially offset by a 8% increase in average headcount for the nine months ended September 30, 2017 as compared to the same period in 2016. The increase in professional fees expense was mainly due to higher legal expenses offset by lower accounting and consulting expenses. The decrease in occupancy costs was largely due to incurring facilities expenses for the three months ended March 31, 2016 for our current South San Francisco facility, as well as our previous space, for which the lease ended in March 2016. The increase in depreciation and amortization expenses was due to more assets put into service.

 Interest expense

Interest expense increased $16,000 for the three months ended September 30, 2017 compared to the same period in 2016 due to our debt principal increasing from our election to pay interest in-kind for the quarters ended September 30, 2016 and interest from a capital lease entered into in December 2016.

Interest expense increased $472,000 for the nine months ended September 30, 2017 compared to the same period in 2016 due to higher interest on the term loan of $25.0 million under a credit agreement entered into in March 2016 and interest from a capital lease entered in December 2016, compared to the interest, end-of-term payment, prepayment penalty and write-off of debt issuance costs on the prior loan and security agreement that was paid off in March 2016, which had a lower nominal principal balance of $5.0 million.

Other income (expense), net

Other income, net, increased $86,000 for the three months ended September 30, 2017 compared to the same period in 2016 primarily due to higher interest income from our money market investments.

Other income, net, increased $226,000 for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to higher interest income from our money market investments.

Liquidity and Capital Resources

We have incurred net losses since our inception. For the nine months ended September 30, 2017, we had a net loss of $22.6 million, and as of September 30, 2017, we had an accumulated deficit of $202.6 million. We expect to incur additional losses in the future and may never achieve revenue sufficient to offset our expenses.

We believe our existing cash and cash equivalents of $41.2 million as of September 30, 2017 and our revenue during the next 12 months will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

From inception through September 30, 2017, we have received $251.1 million in net proceeds from various sources to finance our operations, including net proceeds of $78.6 million from sales of our preferred stock, net proceeds of $59.2 million from our IPO, net proceeds of $37.3 million from our sale of common stock in a private placement, net proceeds of $32.1 million from our sale of common stock in a public offering, $10.0 million from the Genzyme co-promotion agreement, net borrowings of $4.9 million under our loan and security agreement which was repaid in full in March 2016, net borrowings of $24.5 million under our credit agreement described below, $4.1 million from the exercise of stock options and purchases of stock under our employee stock purchase plan and conversion of accrued interest to long-term debt of $0.4 million.

Loan and Security Agreement
On November 3, 2017, we entered into a loan and security agreement (the “Loan and Security Agreement”) with Silicon Valley Bank. The Loan and Security Agreement allows us to borrow up to $35.0 million, with a $25.0 million advance term loan (the “Term Loan Advance”) and a revolving line of credit of up to $10.0 million (the “Revolving Line of Credit”), subject to, with respect to the Revolving Line of Credit, a borrowing base of 85% of eligible accounts receivable. The Term Loan Advance was advanced upon the closing of the Loan and Security Agreement. Borrowings under the Loan and Security Agreement mature in October 2022. The Term Loan Advance bears interest at a variable rate equal to (i) the thirty-day U.S. London Interbank Offer Rate (“LIBOR”) plus (ii) 4.20%, with a minimum rate of 5.43% per annum. Principal amounts outstanding under the Revolving Line of Credit bear interest at a variable rate equal to (i) LIBOR plus (ii) 3.50%, with a minimum rate of 4.70% per annum. We are also required to pay an annual facility fee on the Revolving Line of Credit of $25,000.
We may prepay the outstanding principal amount under the Term Loan Advance plus accrued and unpaid interest and, if the Term Loan Advance is repaid in full, a prepayment premium. The prepayment premium will equal (i) $750,000, if the prepayment is made on or before November 3, 2018, (ii) $500,000, if the prepayment is made after November 3, 2018 and on or prior to November 3, 2019 and (iii) $250,000, if the prepayment is made after November 3, 2019. In addition, a final payment on the Term Loan Advance in the amount of $1.2 million is due upon the earlier of the maturity date of the Term Loan Advance or its payment in full.

The Loan and Security Agreement contains customary representations, warranties, and events of default, as well as affirmative and negative covenants. The negative covenants include, among other provisions, covenants that limit or restrict our ability to incur liens, make investments, incur indebtedness, merge with or acquire other entities, dispose of assets, make dividends or other distributions to holders of its equity interests, engage in any new line of business, or enter into certain transactions with affiliates, in each case subject to certain exceptions.
The Loan and Security Agreement also requires us to comply with certain financial covenants, including maintaining certain revenue levels tested quarterly on a trailing twelve-month basis. However, failure to maintain the revenue levels will not be considered a default if we maintain liquidity of at least $40.0 million.
Our obligations under the Loan and Security Agreement are secured by substantially all of our assets (excluding intellectual property), subject to certain customary exceptions.

Credit Agreement

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

The Term Loan bears interest at a fixed rate of 12.0% per annum, payable quarterly at the end of each March, June,
September and December. No principal payments will be due during an interest-only period, commencing on the funding date for the Term Loan, or Borrowing Date, and continuing through and including March 31, 2020. We are obligated to repay the outstanding principal amount under the Term Loan in eight equal installments during the final two years under the Credit Agreement. For any quarterly interest payment through and including the 16th interest payment date after the Borrowing Date, so long as no event of default has occurred and is then continuing, we may elect to pay interest in cash on the outstanding principal amount of the Term Loan at a fixed rate of 9.0%, with the remaining 3.0% of the 12.0% interest paid-in-kind by adding such paid-in-kind interest to the outstanding principal amount of the Term Loan. We elected to pay interest in-kind for the quarters ended June 30, 2016 and September 30, 2016 and have recorded $385,000 of paid-in-kind interest through September 30, 2017.

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

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our assets. The Credit Agreement contains customary representations, warranties and events of default, as well as affirmative and negative covenants. The negative covenants include, among other provisions, covenants that limit or restrict our ability to incur liens, make investments, incur indebtedness, merge with or acquire other entities, dispose of assets, make dividends or other distributions to holders of its equity interests, engage in any material new line of business or enter into certain transactions with affiliates, in each case subject to certain exceptions. The Credit Agreement also includes financial covenants requiring minimum cash and cash equivalents balances and minimum revenues. To the extent we form or acquire certain subsidiaries domiciled in the United States, those subsidiaries are required to be guarantors of our obligations under the Credit Agreement.  As of September 30, 2017, we were in compliance with the loan covenants.
In connection with the entry into the Loan and Security Agreement discussed above, we terminated the Credit Agreement with Visium, wherein all commitments were terminated, all liens were released and all outstanding principal and interest and fees accrued thereunder were repaid in the aggregate amount of $27.3 million.

2013 Loan Agreement

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

We expect that our near- and longer-term liquidity requirements will continue to consist of costs to run our laboratories, selling and marketing expenses, research and development expenses, general and administrative expenses, working capital, debt service, capital expenditures and general corporate expenses associated with the growth of our business. However, we may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to generate revenue to finance our cash requirements, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. If we raise funds by issuing equity securities, dilution to stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, restrictions on our cash pursuant to the terms of loan and security agreements and other operating restrictions that could adversely affect our ability to conduct our business. Our current credit agreement imposes restrictions on our operations, increases our fixed payment obligations and has restrictive covenants. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third-party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives, or forgo potential acquisitions or investments. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to us.

The following table summarizes our cash flows for the nine months ended September 30, 2017 and 2016 (in thousands of dollars):

	Nine Months Ended September 30,
	2017	2016
Cash used in operating activities	$(18,099)	$(23,750)
Cash used in investing activities	(895)	(3,762)
Cash provided by financing activities	970	20,127

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2017 was $18.1 million. The net loss of $22.6 million was offset primarily by $4.8 million of stock-based compensation expense and $2.8 million of depreciation and amortization, which includes $0.8 million of intangible asset amortization. Cash used as a result of changes in operating assets and liabilities of $3.3 million was primarily due to an increase in accounts receivable of $2.9 million, and a net decrease in accounts payable, accrued liabilities and deferred rent of $0.3 million, primarily from the payment of annual bonuses for 2016.

Cash used in operating activities for the nine months ended September 30, 2016 was $23.8 million. The net loss of $27.0 million includes non-cash charges of $0.9 million in amortization of the deferred fee received from Genzyme, offset primarily by $4.7 million of stock-based compensation expense, $2.6 million of depreciation and amortization, which includes $0.8 million of intangible asset amortization, $0.4 million from the conversion of accrued interest to long-term debt, and $0.3 million in interest and prepayment penalty relating to the repayment of our borrowings under our previous loan and security agreement. Cash used as a result of changes in operating assets and liabilities of $4.0 million was primarily due to an increase in accounts receivable of $2.9 million and a decrease in accrued liabilities and deferred rent of $1.1 million.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2017 was $0.9 million, mainly comprising $1.5 million for the acquisition of property and equipment, partially offset by $0.4 million of proceeds from the sale of property and equipment.

Cash used in investing activities for the nine months ended September 30, 2016 was $3.8 million for the acquisition of property and equipment, primarily for the build out of office space and laboratory for our South San Francisco facility.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2017 was $1.0 million, consisting of $1.0 million in proceeds from the purchase of stock under our ESPP and exercise of options to purchase our common stock and $0.2 million in cost reimbursements received related to our issuance of common stock in a public offering in the fourth quarter of 2016, offset by capital lease payments of $0.2 million during the period.

Cash provided by financing activities for the nine months ended September 30, 2016 was $20.1 million. The financing activities for the nine months ended September 30, 2016 consisted of $24.5 million of net proceeds from the draw down of the Term Loan and $1.0 million from the exercise of options to purchase our common stock, partially offset by the payment of $5.0 million for the remaining principal balance and a $0.3 million of end-of-term payment and prepayment penalty related to our previous loan and security agreement that we repaid on March 30, 2016.

Contractual Obligations

There were no material changes during the interim period in the contractual obligations presented in our Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 1, 2017.

Off-balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. We will adopt the new revenue standard as of January 1, 2018 using the modified retrospective method. We have completed our assessment of the five steps of this ASU and believe that the adoption of this ASU will not result in a material cumulative catch-up adjustment under the modified retrospective method, or have a material impact on our financial position or results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $41.2 million as of September 30, 2017 which include bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited interim condensed financial statements.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

We are an emerging growth company with a history of losses, and we expect to incur net losses for the foreseeable future and may never achieve or sustain profitability.

We have incurred net losses since our inception. For the nine months ended September 30, 2017, we had a net loss of $22.6 million and as of September 30, 2017, we had an accumulated deficit of $202.6 million. We expect to incur additional losses in the future, and we may never achieve revenue sufficient to offset our expenses. Over the next couple of years, we expect to continue to devote substantially all of our resources to increase adoption of, and reimbursement for our Afirma tests, Percepta, our lung cancer test which we launched in April 2015, Envisia, our test for idiopathic pulmonary fibrosis, or IPF, which we launched in October 2016, and the development of additional tests. We may never achieve or sustain profitability, and our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

Our financial results currently depend mainly on sales of our Afirma tests, and we will need to generate sufficient revenue from this and other diagnostic solutions to grow our business.

Most of our revenue to date has been derived from the sale of our Afirma tests, which are used in the diagnosis of thyroid cancer. Over the next few years, we expect to continue to derive a substantial portion of our revenue from sales of our Afirma tests. In the third quarter of 2017, we began recognizing revenue from the sale of our Percepta test, used in the diagnosis of lung cancer. We also launched our Envisia test to help improve the diagnosis of interstitial lung disease, specifically IPF, in October 2016. Once genomic tests are clinically validated and commercially available for patient testing, we must continue to develop and publish evidence that our tests are informing clinical decisions in order for them to receive positive coverage decisions by payers. Without coverage policies, our tests may not be reimbursed and we will not be able to recognize revenue. We cannot guarantee that tests we commercialize will gain positive coverage decisions and therefore, we may never realize revenue from tests we commercialize. In addition, we are in various stages of research and development for other diagnostic solutions that we may offer, but there can be no assurance that we will be able to identify other diseases that can be effectively addressed or, if we are able to identify such diseases, whether or when we will be able to successfully commercialize solutions for these diseases and obtain the evidence and coverage decisions from payers. If we are unable to increase sales and expand reimbursement for our Afirma and Percepta tests, or successfully obtain coverage and reimbursement for our Envisia test or develop and commercialize other solutions, our revenue and our ability to achieve and sustain profitability would be impaired, and the market price of our common stock could decline.

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

Revenue for tests performed on patients covered by Medicare and UnitedHealthcare was 26% and 14%, respectively, of our revenue for the nine months ended September 30, 2017, compared with 27% and 12%, respectively, for the nine months ended September 30, 2016. The percentage of our revenue derived from significant payers is expected to fluctuate from period to period as our revenue increases, as additional payers provide reimbursement for our tests or if one or more payers were to stop reimbursing for our tests or change their reimbursed amounts. Effective January 2012, Palmetto GBA, the regional Medicare administrative contractor, or MAC, that handled claims processing for Medicare services with jurisdiction at that time, issued coverage and payment determinations for the Afirma Gene Expression Classifier, or GEC. On a five-year rotational basis, Medicare requests bids for its regional MAC services. Any future changes in the MAC processing or coding for Medicare claims for the Afirma GEC or Afirma GSC could result in a change in the coverage or reimbursement rates for such products, or the loss of coverage.

On March 1, 2015, a separate Current Procedural Terminology code, or CPT code, for the Afirma GEC was issued. In September 2017, we received preliminary 2018 Medicare pricing indicating that the Afirma classifier price will increase from $3,220 to $3,600. The preliminary Afirma classifier rate is based on the median of private payer payments submitted by us as part of the market-based payment reforms mandated through the Protecting Access to Medicare Act of 2014, or PAMA. Pending a public comment period, the final rates are scheduled to begin January 1, 2018, as part of PAMA. We cannot assure you that the preliminary rate will not be reduced prior to effectiveness. If there is a decrease in the current Medicare payment rate for our tests, our revenue from Medicare will decrease and the payment rates for some of our commercial payers may also decrease if they tie their allowable rates to the Medicare rate, which could have an adverse effect on our business, financial condition and results of operations.

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

We do not have a contracted rate of reimbursement with many payers for the Afirma or Percepta tests, and we do not have any contracted reimbursement with any payers with respect to the Envisia test. Without a contracted rate for reimbursement, our claims are often denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. In cases where there is no contracted rate for reimbursement, there is typically a greater patient co-insurance or co-payment requirement which may result in further delay or decreased likelihood of collection. Payers may attempt to recoup prior payments after review, sometimes after significant time has passed, which would impact future revenue.

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

We rely on Thyroid Cytopathology Partners, P.A., or TCP, to provide cytopathology professional diagnoses on thyroid fine needle aspiration, or FNA, samples pursuant to a pathology services agreement. Pursuant to this agreement, TCP has the exclusive right to provide the cytopathology diagnoses on FNA samples at a fixed price per test. We have also agreed to allow TCP to co-locate in a portion of our facilities in Austin, Texas. Our agreement with TCP is effective through October 31, 2022, and thereafter automatically renews every year unless either party provides notice of intent not to renew at least 12 months prior to the end of the then-current term.

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

The Protecting Access to Medicare Act of 2014, or PAMA, includes a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS would report initially and then on a subsequent three year basis thereafter (or annually for advanced diagnostic laboratory tests, or ADLTs), private payer payment rates and volumes for their tests. The private payer rate will be calculated based on claims whose adjudication is final and will include patient deductible and co-insurance amounts. The new market based rates are scheduled to take effect January 1, 2018. We believe that the final PAMA regulations are generally favorable to us. We submitted the Afirma genomic classifier data required under PAMA before the March 31, 2017 deadline. On September 25, 2017, CMS published the preliminary 2018 rates for clinical diagnostic laboratory tests, with the reimbursement rate for the Afirma genomic classifier expected to increase from $3,220 to $3,600 for calendar year 2018. The CMS plans to finalize the rates in November 2017. Additionally, we believe our Afirma genomic classifier as well as our Percepta and Envisia classifiers would be considered ADLTs and that we can determine when to seek ADLT status.  We cannot assure you that reimbursement rates under the final regulations for tests like ours will not be adversely affected.

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

Revisions to the rule proposed in July 2017 would allow the performing laboratory to bill Medicare directly for certain tests performed on tissue samples collected from hospital outpatients, even when those tests are ordered less than 14 days after the date of tissue collection. CMS is expected to announce the adoption of these proposed revisions and changes to this billing policy later in 2017 and, if adopted, these changes could go into effect as early as January 1, 2018. To the extent revisions to the billing policy would permit us to bill Medicare directly for tests previously required to be billed to hospitals, we would no longer bill hospitals for such tests. While we believe the impact of these proposed revisions, if enacted, would be favorable to us, we cannot predict with certainty the potential impact on our business. CMS may change this regulatory policy in the future, which could negatively impact our business.

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

Our principal competition for our tests comes from traditional methods used by physicians to diagnose and manage patient care decisions. For example, with our Afirma genomic classifier, practice guidelines in the United States have historically recommended that patients with indeterminate diagnoses from cytopathology results be considered for surgery to remove all or part of the thyroid to rule out cancer. This practice has been the standard of care in the United States for many years, and we need to continue to educate physicians about the benefits of the Afirma genomic classifier to change clinical practice.

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

Some patients may decide not to use our tests because of price, all or part of which may be payable directly by the patient if the patient’s insurer denies reimbursement in full or in part. There is a growing trend among insurers to shift more of the cost of healthcare to patients in the form of higher co-payments or premiums, and this trend is accelerating which puts patients in the position of having to pay more for our tests. We expect to continue to see pressure from payers to limit the utilization of tests, generally, and we believe more payers are deploying costs containment tactics, such as pre-authorization and employing laboratory benefit managers to reduce utilization rates. Implementation of provisions of the ACA has also resulted in increases in premiums and reductions in coverage for some patients. In addition, Congressional efforts to repeal the ACA could result in an increase in uninsured patients. These events may result in patients delaying or forgoing medical checkups or treatment due to their inability to pay for our tests, which could have an adverse effect on our revenue.

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

We perform all of the Afirma, Percepta and Envisia genomic classifier testing at our laboratory in South San Francisco, California. Our laboratory in Austin, Texas accepts and stores substantially all Afirma FNA samples pending transfer to our California laboratory for genomic test processing. The laboratories and equipment we use to perform our tests would be costly to replace and could require substantial lead time to replace and qualify for use if they became inoperable. Either of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding and power outages, which may render it difficult or impossible for us to perform our testing services for some period of time or to receive and store samples. The inability to perform our tests for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

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

We apply for and in-license patents covering our products and technologies and uses thereof, as we deem appropriate, however we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. We have thirteen issued patents that expire between 2029 and 2032 related to methods used in the Afirma diagnostic platform, in addition to fourteen pending U.S. utility patent applications, one pending Patent Cooperation Treaty, or PCT, patent application and four U.S. provisional patent applications. Some of these U.S. utility patent applications have pending foreign counterparts. We also exclusively licensed intellectual property, including rights to four issued patents that will expire between 2030 and 2032, and three pending U.S. utility patent applications in the thyroid space that would expire between 2030 and 2033 once issued, related to methods that are used in the Afirma diagnostic test, some of which have foreign counterparts. In the lung diagnostic space, we have exclusively licensed intellectual property rights to eighteen pending patent applications and nine issued patents. Patents issuing from the licensed portfolio will expire between 2024 and 2028. In addition, we own a pending U.S. patent application and pending foreign counterpart patent applications in Australia, Canada, China, Europe, Japan, and South Korea related to our Percepta test. We also own one U.S. patent application and one counterpart European patent application related to another lung disease, and two pending U.S. patent applications, five patent applications abroad, and one PCT patent application related to Envisia. Any patents granted from our current lung cancer patent applications will expire no earlier than 2035 and those from the interstitial lung disease patent applications will expire no earlier than 2034. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. We may not be successful in defending any challenges made against our patents or patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents and increased competition to our business. The outcome of patent litigation can be uncertain and any attempt by us to enforce our patent rights against others may not be successful, or, if successful, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business.

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

As of October 27, 2017, directors and executive officers and their affiliates beneficially owned, in the aggregate, 23% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third-party from acquiring control over us.

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

ITEM 5.  OTHER INFORMATION
On November 3, 2017, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with Silicon Valley Bank. In connection with the entry into the Loan and Security Agreement, the Company terminated that certain credit agreement (the “Prior Credit Facility”) by and between the Company and Visium Healthcare Partners, LP, dated March 25, 2016 as amended on December 14, 2016, which Prior Credit Facility had a borrowing capacity of $40.0 million, and the loan documents relating thereto. The Prior Credit Facility was terminated as of November 3, 2017, wherein all commitments were terminated, all liens were released and all outstanding principal and interest and fees accrued thereunder were repaid in the aggregate amount of $27.3 million.
The Loan and Security Agreement allows the Company to borrow up to $35.0 million, with a $25.0 million advance term loan (the “Term Loan Advance”) and a revolving line of credit of up to $10.0 million (the “Revolving Line of Credit”), subject to, with respect to the Revolving Line of Credit, a borrowing base of 85% of eligible accounts receivable. The Term Loan Advance was advanced upon the closing of the Loan and Security Agreement. Borrowings under the Loan and Security Agreement mature in October 2022. The Term Loan Advance bears interest at a variable rate equal to (i) the thirty-day U.S. London Interbank Offer Rate (“LIBOR”) plus (ii) 4.20%, with a minimum rate of 5.43% per annum. Principal amounts outstanding under the Revolving Line of Credit bear interest at a variable rate equal to (i) LIBOR plus (ii) 3.50%, with a minimum rate of 4.70% per annum. The Company is also required to pay an annual facility fee on the Revolving Line of Credit of $25,000.
The Company may prepay the outstanding principal amount under the Term Loan Advance plus accrued and unpaid interest and, if the Term Loan Advance is repaid in full, a prepayment premium. The prepayment premium will equal (i) $750,000, if the prepayment is made on or before November 3, 2018, (ii) $500,000, if the prepayment is made after November 3, 2018 and on or prior to November 3, 2019 and (iii) $250,000, if the prepayment is made after November 3, 2019. In addition, a final payment on the Term Loan Advance in the amount of $1,187,500 is due upon the earlier of the maturity date of the Term Loan Advance or its payment in full.

The Loan and Security Agreement contains customary representations, warranties, and events of default, as well as affirmative and negative covenants. The negative covenants include, among other provisions, covenants that limit or restrict the Company’s ability to incur liens, make investments, incur indebtedness, merge with or acquire other entities, dispose of assets, make dividends or other distributions to holders of its equity interests, engage in any new line of business, or enter into certain transactions with affiliates, in each case subject to certain exceptions.
The Loan and Security Agreement also requires the Company to comply with certain financial covenants, including maintaining certain revenue levels tested quarterly on a trailing twelve-month basis. However, failure to maintain the revenue levels will not be considered a default if the Company maintains liquidity of at least $40.0 million.
The Company’s obligations under the Loan and Security Agreement are secured by substantially all of its assets (excluding intellectual property), subject to certain customary exceptions.
The net proceeds from the Term Loan Advance were used towards the full repayment of the outstanding balance under the Prior Credit Facility.
The foregoing description of the Loan and Security Agreement does not purport to be complete and is qualified in its entirety by reference to the Loan and Security Agreement, a copy of which the Company expects to file as an exhibit to the Company’s Annual Report on Form 10-K for the year ending December 31, 2017.

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1*	Second Amendment to Lease Agreement dated August 14, 2017 between the Company and BRI 1868 Riata, LLC.
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
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

Date: November 6, 2017

VERACYTE, INC.

By:	/s/ KEITH S. KENNEDY
Keith S. Kennedy Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Second Amendment to Lease Agreement dated August 14, 2017 between the Company and BRI 1868 Riata, LLC.
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
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