Form 10-Q
period 2018-03-31
VERACYTE, INC.
filed 2018-05-01
CIK 1384101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________

FORM 10-Q
  ________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

As of April 27, 2018, there were 34,346,004 shares of common stock, par value $0.001 per share, outstanding.

VERACYTE, INC.

i

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

VERACYTE, INC.

Condensed Balance Sheets

(In thousands of dollars, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$27,152	$33,891
Accounts receivable	13,198	12,716
Supplies inventory	4,557	5,324
Prepaid expenses and other current assets	2,142	1,997
Total current assets	47,049	53,928
Property and equipment, net	9,215	9,688
Finite-lived intangible assets, net	12,800	13,067
Goodwill	1,057	1,057
Restricted cash	603	603
Other assets	466	326
Total assets	$71,190	$78,669
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,356	$3,853
Accrued liabilities	8,483	8,175
Total current liabilities	11,839	12,028
Long-term debt	25,016	24,938
Capital lease liability, net of current portion	233	308
Deferred rent, net of current portion	4,094	4,170
Total liabilities	41,182	41,444
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 34,326,808 and 34,210,388 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	34	34
Additional paid-in capital	250,238	248,278
Accumulated deficit	(220,264)	(211,087)
Total stockholders’ equity	30,008	37,225
Total liabilities and stockholders’ equity	$71,190	$78,669

The accompanying notes are an integral part of these financial statements.

VERACYTE, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands of dollars, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenue	$20,041	$16,432
Operating expenses:
Cost of revenue	7,867	6,297
Research and development	3,675	4,030
Selling and marketing	11,543	7,336
General and administrative	5,644	6,019
Intangible asset amortization	267	267
Total operating expenses	28,996	23,949
Loss from operations	(8,955)	(7,517)
Interest expense	(448)	(800)
Other income, net	226	100
Net loss and comprehensive loss	$(9,177)	$(8,217)
Net loss per common share, basic and diluted	$(0.27)	$(0.24)
Shares used to compute net loss per common share, basic and diluted	34,271,254	33,823,889

The accompanying notes are an integral part of these financial statements.

VERACYTE, INC.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands of dollars)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(9,177)	$(8,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	980	902
Stock-based compensation	1,175	1,572
Other income	(93)	—
Amortization of debt issuance costs	8	26
Interest on end-of-term debt obligation	70	—
Changes in operating assets and liabilities:
Accounts receivable	(482)	(369)
Supplies inventory	767	32
Prepaid expenses and current other assets	(239)	(244)
Other assets	(140)	7
Accounts payable	(510)	528
Accrued liabilities and deferred rent	228	(2,323)
Net cash used in operating activities	(7,413)	(8,086)
Investing activities
Purchases of property and equipment	(227)	(615)
Proceeds from sale of property and equipment	—	440
Net cash used in investing activities	(227)	(175)
Financing activities
Proceeds from the issuance of common stock in a public offering, net of costs	—	200
Proceeds from legal settlement regarding short-swing profits	403	—
Payment of capital lease liability	(71)	(66)
Proceeds from the exercise of common stock options and employee stock purchases	569	414
Net cash provided by financing activities	901	548
Net decrease in cash, cash equivalents and restricted cash	(6,739)	(7,713)
Cash, cash equivalents and restricted cash at beginning of period	34,494	59,942
Cash, cash equivalents and restricted cash at end of period	$27,755	$52,229
Supplementary cash flow information of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$56	$—
Interest paid on debt	$356	$770

Cash, Cash Equivalents and Restricted Cash:

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$27,152	$33,891
Restricted cash in long term assets, deposit for lease security	603	603
Total cash, cash equivalents and restricted cash	$27,755	$34,494

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

Veracyte is a genomic diagnostics company that resolves diagnostic uncertainty by combining genomic technology, clinical science and machine learning to provide diagnostic answers to physicians and patients.

Since the Company's founding in 2008, it has commercialized three products:

Afirma Thyroid FNA Analysis - Includes the next-generation Afirma Genomic Sequencing Classifier, or GSC, and its predecessor, the Afirma Gene Expression Classifier, or GEC that is used to identify patients with benign thyroid nodules among those with indeterminate cytopathology results in order to preserve the thyroid. The Afirma classifier was developed using machine learning that is based on ensemble methods in which multiple algorithms - each playing its own role - are used to interpret large amounts of ribonucleic acid, or RNA, sequencing genomic data and obtain a better predictive performance than any single algorithm.

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

All of the Company's testing services are made available through its clinical reference laboratories located in South San Francisco, California and Austin, Texas, which are each certified under the Clinical Laboratory Improvement Amendments of 1988.

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet as of March 31, 2018, the condensed statements of operations and comprehensive loss for the three months ended March 31, 2018 and 2017, and the condensed statements of cash flows for the three months ended March 31, 2018 and 2017 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed balance sheet at December 31, 2017 has been derived from audited financial statements. The results for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the full year or any other period.

The accompanying interim period condensed financial statements and related financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Through March 31, 2018, substantially all of the Company’s revenue has been derived from the sale of Afirma. To date, Afirma has been delivered primarily to physicians in the United States. The Company’s third-party payers in excess of 10% of revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended March 31,
	2018	2017
Medicare	29%	26%
UnitedHealthcare	13%	13%
	42%	39%

The Company’s significant third-party payers and their related accounts receivable balance as a percentage of total accounts receivable were as follows:

	March 31, 2018	December 31, 2017
Medicare	18%	22%
UnitedHealthcare	11%	9%

No other third-party payer represented more than 10% of the Company’s accounts receivable balances as of those dates.

Restricted Cash

The Company had deposits of $603,000 included in long-term assets as of March 31, 2018 and December 31, 2017, restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of the Company’s South San Francisco facility.

Revenue Recognition

The Company commenced recognizing revenue in accordance with the provisions of ASC 606, Revenue from Contracts with Customers, or ASC 606, starting January 1, 2018. Prior to January 1, 2018, the Company recognized revenue in accordance with the provisions of ASC 954-605, Health Care Entities - Revenue Recognition, or ASC 954.

The Company’s revenue is generated from the provision of diagnostic services. These services are completed upon the delivery of test results to the prescribing physician, at which time the Company bills for the services. The Company recognizes revenue related to billings on an accrual basis based on estimates of the amount that will ultimately be realized. In determining the amount to accrue for a delivered test, the Company considers factors such payment history, payer coverage, whether there is a reimbursement contract between the payer and the Company, payment as a percentage of agreed upon rate (if applicable), amount paid per test and any current developments or changes that could impact reimbursement. These estimates require significant judgment by management. The Company has not had multiple element revenue arrangements through March 31, 2018.

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method, which requires a cumulative catch-up adjustment as if the Company had recognized revenue under ASC 606 from January 1, 2016 to December 31, 2017, or the Catch-Up Period. Prior to January 1, 2018, the Company recognized revenue in accordance with ASC 954 and recognized revenue for tests delivered on an accrual basis when amounts that will ultimately be realized could be reasonably estimated, and on the cash basis when there was insufficient information to estimate revenue accruals. There was sufficient payment history for the Company to substantially accrue all revenue upon delivery of test results starting July 1, 2016 and the Company continued to recognize revenue upon cash receipt for unaccrued tests that were delivered prior to July 1, 2016. Revenue on the cash basis declined from $4.7 million for the three months ended September 30, 2016 to $328,000 for the three months ended December 31, 2017. There was no revenue on the cash basis for the three months ended March 31, 2018 and revenue on the cash basis for the three months ended March 31, 2017 was $1.3 million.

To determine the cumulative catch-up adjustment amount, the Company estimated revenue that would have been accrued under ASC 606 in the Catch-Up Period, less payments received. The majority of this revenue is for tests performed from January 1, 2016 to June 30, 2016, after which the Company started accruing the majority of its revenue upon test delivery. Thus, the adoption of ASC 606 did not have any impact on the Company’s previously reported 2017 financial results. By the end of the Catch-Up Period on December 31, 2017, payments would have been received for these tests had the Company accrued this revenue. Accordingly, the cumulative catch-up adjustment at January 1, 2018 was not material and no adjustment was recorded.

During the first quarter of 2018, cash collections for certain tests delivered in 2017 were coming in at rates higher than originally accrued. As a result, the Company changed its estimate of the amounts to be recognized for these tests and recognized an additional $0.7 million of revenue during the three-months ended March 31, 2018. This change in estimate resulted in a decrease in loss from operations of $0.7 million and a decrease in loss per share of approximately $0.02.

Legal Settlement

In March 2018, the Company received $0.4 million as a settlement with an institutional investor that was a beneficial owner of the Company's common stock related to the disgorgement of short-swing profits pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended. The settlement of $0.4 million was recognized as additional paid-in capital.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842). This ASU is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The ASU will be effective for interim and annual periods beginning after December 15, 2018. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited and early adoption is permitted. The Company expects to adopt this standard beginning in 2019. The Company does not expect that this standard will have a material impact on its results of operations or cash flows, but that it will have a material impact on the Company’s assets and liabilities. The Company is currently in the process of quantifying the impact of adopting this ASU.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. This ASU requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU became effective for interim and annual periods beginning after December 15, 2017. The Company adopted this ASU retrospectively as of January 1, 2018 and the impact on the Company's financial statements was not material because prior period restricted cash balances were immaterial.

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

	Three Months Ended March 31,
	2018	2017
Shares of common stock subject to outstanding options	5,991,158	5,638,214
Employee stock purchase plan	25,693	29,350
Restricted stock units	192,806	39,500
Total common stock equivalents	6,209,657	5,707,064

3. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands of dollars):

	March 31, 2018	December 31, 2017
Accrued compensation expenses	$5,731	$5,293
Accrued other	2,752	2,882
Total accrued liabilities	$8,483	$8,175

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

The fair value of the Company’s financial assets include money market funds and a deposit for the lease of the Company's South San Francisco facility. Money market funds, included in cash and cash equivalents in the accompanying condensed balance sheets, were $26.7 million and $33.1 million as of March 31, 2018 and December 31, 2017, respectively, and are Level I assets as described above. The deposit for the lease, included in restricted cash in the accompanying condensed balance sheets, was $603,000 as of March 31, 2018 and December 31, 2017, and is a Level I assets as described above.

5. Commitments and Contingencies

Operating Leases

The Company leases its headquarters and laboratory facilities in South San Francisco, California under a non-cancelable lease agreement for approximately 59,000 square feet. The lease began in June 2015 and ends in March 2026 and contains extension of lease term and expansion options. In February 2017, the Company relinquished certain expansion rights for a nominal fee. The Company had deposits of $603,000 included in long-term assets as of March 31, 2018 and December 31, 2017, restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of the South San Francisco facility.

The Company also leases laboratory and office space in Austin, Texas under a lease that expires in January 2029 and includes options for expansion and early termination in 2025. The related cash security deposit of $139,000 as of March 31, 2018 and December 31, 2017 is included in other assets in the Company’s condensed balance sheets.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2018 are as follows (in thousands of dollars):

Year Ending December 31,
Remainder of 2018	$1,582
2019	2,227
2020	2,332
2021	2,401
2022	2,472
Thereafter	9,384
Total minimum lease payments	$20,398

The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Rent expense was $476,000 and $457,000 for the three months ended March 31, 2018 and 2017, respectively.

Capital Lease

The Company entered into a capital lease in December 2016 for $1.2 million of laboratory equipment. The Company paid an upfront amount of $330,000 and the present value of the total future minimum lease payments was $874,000. As at March 31, 2018, the annual future minimum lease payments are $238,000 and $317,000 for the remainder of 2018 and 2019, respectively.

Contingencies

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company believes there is no litigation pending that could have, either individually or in the aggregate, a material adverse effect on the Company’s financial statements.

6. Debt

Loan and Security Agreement

On November 3, 2017, the Company entered into a loan and security agreement, or the Loan and Security Agreement, with Silicon Valley Bank. The Loan and Security Agreement allows the Company to borrow up to $35.0 million, with a $25.0 million term loan (the “Term Loan Advance”) and a revolving line of credit of up to $10.0 million (the “Revolving Line of Credit”). The Term Loan Advance was advanced upon the closing of the Loan and Security Agreement and was used to pay the outstanding balance of the Company’s existing long-term debt, which was canceled at that date. The Company had not drawn on the Revolving Line of Credit as of March 31, 2018. Borrowings under the Loan and Security Agreement mature on October 1, 2022. Amounts may be borrowed and repaid under the Revolving Line of Credit up until the earliest of full repayment or maturity of the Loan and Security Agreement, termination of the Loan and Security Agreement, or October 1, 2022.

The Term Loan Advance bears interest at a variable rate equal to (i) the thirty-day U.S. London Interbank Offer Rate, or LIBOR plus (ii) 4.20%, with a minimum rate of 5.34% per annum. Principal amounts outstanding under the Revolving Line of Credit bear interest at a variable rate equal to (i) LIBOR plus (ii) 3.50% , with a minimum rate of 4.70% per annum. The effective interest rate was 7.6% for the three months ended March 31, 2018.

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

In addition, a final payment on the Term Loan Advance in the amount of $1.2 million is due upon the earlier of the maturity date of the Term Loan Advance or its payment in full. The Loan and Security Agreement contains customary representations, warranties, and events of default such as a material adverse change in our business, operations or financial condition, as well as affirmative and negative covenants. The negative covenants include, among other provisions, covenants that limit or restrict the Company's ability to incur liens, make investments, incur indebtedness, merge with or acquire other entities, dispose of assets, make dividends or other distributions to holders of its equity interests, engage in any new line of business, or enter into certain transactions with affiliates, in each case subject to certain exceptions. The Company’s obligations under the Loan and Security Agreement are secured by substantially all of its assets (excluding intellectual property), subject to certain customary exceptions. The Loan and Security Agreement also requires the Company to achieve certain revenue levels tested quarterly on a trailing twelve-month basis. However, failure to maintain the revenue levels will not be considered a default if the sum of the Company’s unrestricted cash and cash equivalents maintained with Silicon Valley Bank and amount available under the Revolving Line of Credit is at least $40.0 million. As of March 31, 2018, the Company was in compliance with the loan covenants.

As of March 31, 2018, the net debt obligation for borrowings made under the Loan and Security Agreement was as follows (in thousands of dollars):

	March 31, 2018	December 31, 2017
Debt principal	$25,000	$25,000
End-of-term debt obligation	123	53
Unamortized debt issuance costs	(107)	(115)
Net debt obligation	$25,016	$24,938

Future principal and end-of-term debt obligation payments due under the Loan and Security Agreement are as follows (in thousands of dollars):

Year Ending December 31,
2019	$1,389
2020	8,333
2021	8,333
2022	8,132
Total	$26,187

Credit Agreement

In March 2016, the Company entered into a credit agreement, or the Credit Agreement, with Visium Healthcare Partners, LP. Under the Credit Agreement, two term loans were available to the Company with an aggregate principal amount of up to $40.0 million. The Company drew down the initial $25.0 million term loan, or the Term Loan, on March 30, 2016.

As noted above, upon entering into the Loan and Security Agreement, the Credit Agreement was paid in full and terminated on November 3, 2017, wherein all commitments were terminated, all liens were released and all outstanding principal, interest and fees accrued thereunder were repaid in the aggregate amount of $27.3 million, including a prepayment premium of $1.5 million.

7. Stockholders’ Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows:

	March 31, 2018	December 31, 2017
Stock options and restricted stock units issued and outstanding	7,012,735	6,061,081
Stock options and restricted stock units available for grant under stock option plans	1,507,065	1,133,907
Common stock available for the Employee Stock Purchase Plan	382,929	456,002
Total	8,902,729	7,650,990

8. Thyroid Cytopathology Partners

In 2010, the Company entered into an arrangement with Pathology Resource Consultants, P.A., or PRC, to set up and manage a specialized pathology practice to provide testing services to the Company. There was no direct monetary compensation from the Company to PRC as a result of this arrangement. The Company's service agreement was with the specialized pathology practice, Thyroid Cytopathology Partners, or TCP, which was managed by PRC and was effective through December 31, 2015, and thereafter automatically renewed every year unless either party provided notice of intent not to renew at least 12 months prior to the end of the then-current term. Under the service agreement, the Company paid TCP based on a fixed price per test schedule, which was reviewed periodically for changes in market pricing. Subsequent to December 2012, an amendment to the service agreement allowed TCP to sublease a portion of the Company's facility in Austin, Texas. The Company does not have an ownership interest in or provide any form of financial or other support to TCP.

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

The Company incurred $0.9 million and $1.2 million for the three months ended March 31, 2018 and 2017, respectively, in cytopathology testing and evaluation services expenses with TCP. The Company’s outstanding obligations to TCP for cytopathology testing services were $601,000 and $308,000 as of March 31, 2018 and December 31, 2017, respectively, and are included in accounts payable on the accompanying condensed balance sheets.

TCP reimburses the Company for its proportionate share of the Company’s rent and related operating expenses for the leased facility. TCP’s portion of rent and related operating expenses for the shared space at the Austin, Texas facility was $32,000 and $25,000 for the three months ended March 31, 2018 and 2017, respectively, and is included in other income, net in the Company’s condensed statements of operations and comprehensive loss.

9. Income Taxes

The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2018 and 2017. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

As of March 31, 2018, the Company had unrecognized tax benefits of $2.5 million, none of which would currently affect the Company’s effective tax rate if recognized due to the Company’s net deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at

March 31, 2018 will significantly increase or decrease within the next 12 months. There was no interest expense or penalties related to unrecognized tax benefits recorded through March 31, 2018.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering the U.S. corporate income tax rates and implementing a territorial tax system. The corporate tax rate was reduced from 35% to 21% for tax years beginning after December 31, 2017 and certain provisions exist on which to allow accelerated expensing of equipment for a portion of 2017 and for future years. This will largely only affect the value of the Company’s deferred tax asset with a corresponding offset to valuation allowance. The Tax Act also limits the amount of net operating losses that can be used to reduce taxable income to 80% for net operating losses generated for periods beginning after December 31, 2017. Existing net operating losses, arising in years on or before December 31, 2017 are not affected by the Tax Act. The Company has completed a preliminary assessment of the accounting for the income tax effects of the Act, as it relates to its current structure, including provisions that are effective for tax years beginning in 2018. The Company's preliminary assessment is subject to revisions to any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service, FASB, and other standard-setting and regulatory bodies. Adjustments may materially impact the Company's provision for income taxes and the assessment of the accounting for the tax effects of The Act will not extend beyond one year from the enactment date.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read together with the condensed financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "expects," "anticipates," "intends," "estimates," "plans," "believes," "continuing," "ongoing," and similar expressions are intended to identify forward-looking statements. These are statements that relate to future events and include, but are not limited to, the factors that may impact our financial results; our expectations regarding revenue; our expectations with respect to our future research and development, general and administrative and selling and marketing expenses and our anticipated uses of our funds; our beliefs with respect to the optimization of our processes for the analysis of ribonucleic acid, or RNA, samples; our belief in the importance of maintaining libraries of clinical evidence; our expectations regarding capital expenditures; our anticipated cash needs and our estimates regarding our capital requirements; our need for additional financing; potential future sources of cash; our business strategy and our ability to execute our strategy; our ability to achieve and maintain reimbursement from third-party payers at acceptable levels and our expectations regarding the timing of reimbursement; the estimated size of the global markets for our tests; the estimated number of patients who receive uncertain diagnoses who are candidates for our test; the attributes and potential benefits of our tests and any future tests we may develop to patients, physicians and payers; the factors we believe drive demand for and reimbursement of our tests; our ability to sustain or increase demand for our tests; our intent to expand into other clinical areas; our ability to develop new tests, and the timeframes for development or commercialization; our ability to get our data and clinical studies accepted in peer-reviewed publications; our dependence on and the terms of our agreement with TCP, and on other strategic relationships, and the success of those relationships; our beliefs regarding our laboratory capacity; the applicability of clinical results to actual outcomes; our expectations regarding our international expansion; the occurrence, timing, outcome or success of clinical trials or studies; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive position; our compliance with federal, state and international regulations; the potential impact of regulation of our tests by the Food and Drug Administration, or FDA, or other regulatory bodies; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business; the impact of seasonal fluctuations and economic conditions on our business; our belief that we have taken reasonable steps to protect our intellectual property; our belief that our intellectual property will develop and maintain our competitive position; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; and anticipated trends and challenges in our business and the markets in which we operate. We caution you that the foregoing list does not contain all of the forward-looking statements made in this report.

Forward-looking statements are based on our current plans and expectations and involve risks and uncertainties which could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, those risks discussed in Part II, Item 1A of this report. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Overview

We are a leading genomic diagnostics company that provides trustworthy and actionable answers that fundamentally improve patient care when current diagnostic test results are uncertain. Our products combine genomic technology, clinical science and machine learning to provide answers that give physicians and patients a clear path forward without risky, costly surgery that is often unnecessary.

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

We deploy machine learning algorithms, which leverage comprehensive ribonucleic acid, or RNA, expression data, to develop tests for the improvement of diagnostic clarity for cancer and other diseases. In our thyroid and lung indications, diagnosis can be ambiguous in 15-70% of patients undergoing diagnostic evaluation depending on the indication. Our tests provide clarity of diagnosis that can in turn guide treatment decisions in 40-70% of those cases, eliminating costly, risky surgeries and other unnecessary medical procedures, improving the lives of patients and saving the healthcare system money.

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

We believe our focus on developing clinically useful tests that change patient care is enabling the company to set new standards in genomic test reimbursement. Our Afirma genomic classifier is now covered by every major health plan in the United States, covering more than 275 million people, for use in thyroid cancer diagnosis. It is available as an in-network, contracted offering to more than 175 million people nationwide through their insurers. Our second commercial product, the Percepta classifier, is the first genomic test to gain Medicare coverage for improved lung cancer screening and diagnosis, making it a covered benefit for nearly 60 million Medicare enrollees.

First Quarter 2018 Financial Results

For the first quarter of 2018, as compared to the first quarter of 2017:

•	Revenue was $20.0 million, an increase of 22%;

•	Genomic Volume was 6,864, an increase of 18%;

•	Gross Margin was 61%, a decline of 1%;

•	Operating Expenses, Excluding Cost of Revenue were $21.1 million, an increase of 20%;

•	Net Loss and Comprehensive Loss was ($9.2) million, an increase of 12%;

•	Basic and Diluted Net Loss Per Common Share was ($0.27), an increase of 13%;

•	Cash Burn was $7.6 million, an improvement of 8%; and

•	Cash and Cash Equivalents was $27.2 million at March 31, 2018.

To supplement our financial statements prepared in accordance with U. S. GAAP, we monitor and consider cash burn, which is a non-U.S. GAAP financial measure. This non-U.S. GAAP financial measure is not based on any standardized methodology prescribed by U.S. GAAP and is not necessarily comparable to similarly-titled measures presented by other companies. We define cash burn as net cash used in operating activities plus net capital expenditures, such as net purchases of property and equipment. We believe cash burn to be a liquidity measure that provides useful information to management and investors about the amount of cash consumed by the operations of the business, including our purchases of property and equipment. A limitation of using this non-U.S. GAAP measure is that cash burn does not represent the total change in cash, cash equivalents and restricted cash for the period because it excludes cash provided by or used for other investing and financing activities. We account for this limitation by providing information about our capital expenditures and other investing and financing activities in the statements of cash flows in our financial statements and by presenting cash flows from investing and financing activities in our reconciliation of cash burn. In addition, it is important to note that other companies, including companies in our industry, may not use cash burn, may calculate cash burn in a different manner than we do or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of cash burn as a comparative measure.

Because of these limitations, cash burn should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. The reconciliation of cash burn to net cash used in operating activities is provided in the table below (in thousands of dollars):

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(7,413)	$(8,086)
Plus purchases of property and equipment	(227)	(615)
Less proceeds from the sale of property and equipment	—	440
Cash burn	$(7,640)	$(8,261)
Net cash used in investing activities	$(227)	$(175)
Net cash provided by financing activities	$901	$548

First Quarter 2018 and Recent Business Highlights
Commercial Growth:

•
Reported 6,864 genomic tests in the first quarter of 2018, representing 18% growth as compared to the first quarter of 2017, and transitioned approximately 70% of our thyroid business to the next-generation Afirma Genomic Sequencing Classifier (GSC), ahead of plan; and

•	Doubled the number of institutions that submitted samples for Percepta testing in the first quarter of 2018, compared to the fourth quarter of 2017.

Reimbursement Expansion:

•
Executed an in-network contract with Anthem, an independent Blues plan and one of the nation’s largest health benefits companies. This achievement nearly completes our contracting efforts to make the Afirma classifier available to patients nationally as an in-network service.

Evidence Development:

•
Presented the first real-world clinical utility data for the Afirma GSC at ENDO 2018 demonstrating that the genomic test enabled significantly more patients to avoid unnecessary thyroid surgery, compared to the original Afirma test;

•
Published the INTENSITY study in BMC Pulmonary Medicine, quantifying the challenges of obtaining an IPF diagnosis and the resulting negative impact on patients - and underscoring the clinical need for the Envisia classifier; and

•
Received acceptance of an abstract for a validation study demonstrating the performance of the Afirma Xpression Atlas to be presented at the American Association of Clinical Endocrinologists’ (AACE) 27th Annual Scientific & Clinical Congress in May 2018.

Scientific Innovation:

•
Unveiled the Afirma Xpression Atlas, an extension of the Afirma GSC, at ENDO 2018 in an oral presentation detailing the RNA sequencing-based platform’s ability to derive rich genomic content - 761 DNA variants and 130 RNA fusions in over 500 genes that are associated with thyroid cancer - from thyroid fine needle aspiration samples; and

•
Entered into a research collaboration with Loxo Oncology, which will leverage our Afirma Xpression Atlas platform to advance Loxo Oncology’s development of therapies for patients with genetically defined cancers, including thyroid cancer.

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

We generate substantially all our revenue from genomic testing services, including the rendering of a cytopathology diagnosis as part of the Afirma solution. For the Afirma classifier, we do not accrue revenue for approximately 5%-10% of the tests that we perform and report as complete due principally to insufficient RNA from which to render a result and tests performed for which we do not reasonably expect to be paid. Revenue from Percepta has not been significant through March 31, 2018.

Continued Adoption of and Reimbursement for our Products

     Revenue growth depends on our ability to secure coverage decisions, achieve broader reimbursement at increased levels from third-party payers, expand our base of prescribing physicians and increase our penetration in existing accounts. Because some payers consider our products experimental and investigational, we may not receive payment for tests and payments we receive may not be at acceptable levels. We expect our revenue growth to increase if more payers make a positive coverage decision or as payers enter into contracts with us, which should enhance our accrued revenue and cash collections. To drive increased adoption of our products, we increased our sales force over the last several years, along with increasing our marketing efforts. Our sales team is structured to sell all of our products; we do not maintain a separate sales force for each product. If we are unable to expand the base of prescribing physicians and penetration within these accounts at an acceptable rate, or if we are not able to execute our strategy for increasing reimbursement, we may not be able to effectively increase our revenue. We expect to continue to see pressure from payers to limit the utilization of tests, generally, and we believe more payers are deploying cost containment tactics, such as pre-authorization and employing laboratory benefit managers to reduce utilization rates.

How We Recognize Revenue

We commenced recognizing revenue in accordance with the provisions of ASC 606, Revenue from Contracts with Customers starting January 1, 2018. Prior to January 1, 2018, we recognized revenue in accordance with the provisions of ASC 954-605, Health Care Entities - Revenue Recognition.

Our revenue is generated from the provision of diagnostic services. These services are completed upon the delivery of test results to the prescribing physician, at which time we bill for the services. We recognize revenue related to billings on an accrual basis based on estimates of the amount that will ultimately be realized. In determining the amount to accrue for a delivered test, we consider factors such payment history, payer coverage, whether there is a reimbursement contract between the payer and us, payment as a percentage of agreed upon rate (if applicable), amount paid per test and any current developments or changes that could impact reimbursement. These estimates require significant judgment by management. We have not had multiple element revenue arrangements through March 31, 2018.

As of March 31, 2018, cumulative amounts billed at list price for tests processed which were not recognized as revenue upon delivery of a patient report because our accrual revenue recognition criteria were not met and for which we have not collected cash or written off as uncollectible, totaled approximately $159.3 million.

As of December 31, 2017, cumulative amounts billed at list price for tests processed which were not recognized as revenue upon delivery of a patient report because our accrual revenue recognition criteria were not met and for which we have not collected cash or written off as uncollectible, totaled $159.3 million. Of this amount, we did not collect any material amounts in the three months ended March 31, 2018, when cash was received.

Generally, cash we receive is collected within 12 months of the date the test is billed. We cannot provide any assurance as to when, if ever, or to what extent any of these amounts will be collected. Notwithstanding our efforts to obtain payment for these tests, payers may deny our claims, in whole or in part, and we may never receive payment for these tests.

Revenue may not be equal to the billed amount due to a number of factors that we consider when determining revenue accrual rates, including differences in reimbursement rates, the amounts of patient co-payments and co-insurance, the existence of secondary payers, claims denials and the amount we expect to ultimately collect. Finally, when we increase our list price, as we did in July 2015, it will increase the cumulative amounts billed. In addition, payer contracts generally include the right of offset and payers may offset payments prior to resolving disputes over tests performed.

Generally, we calculate the average Afirma genomic classifier reimbursement from all payers, for tests that are on average a year old, since it can take a significant period of time to collect from some payers. Except in situations where we believe the rate we reasonably expect to collect to vary due to a coverage decision, contract, more recent reimbursement data or evidence to the contrary, we use an average of reimbursement for tests provided over four quarters as it reduces the effects of temporary volatility and seasonal effects. Thus, the average reimbursement per Afirma genomic classifier represents the total cash collected to date against Afirma genomic classifier tests, including variants, performed during the relevant period divided by the number of these tests performed during that same period.

The average Afirma genomic classifier reimbursement rate will change over time due to a number of factors, including medical coverage decisions by payers, the effects of contracts signed with payers, changes in allowed amounts by payers, our ability to successfully win appeals for payment, and our ability to collect cash payments from third-party payers and individual patients. Historical average reimbursement is not necessarily indicative of future average reimbursement. For the three months ended March 31, 2018, on average we accrued between $2,600 and $2,700 for the Afirma genomic classifier tests, including variants, that met our revenue recognition standard, which was between 90% - 95% of the reported Afirma classifier test volume.

From the first quarter of 2017 to the first quarter of 2018, we accrued between $1.7 million and $2.5 million in revenue per quarter from providing cytopathology services associated with our Afirma solution.

We incur expense for tests in the period in which the test is conducted and recognize revenue for tests in the period in which our revenue recognition criteria are met.

Development of Additional Products

We continue to advance our product portfolio with diagnostic tests that leverage innovations in genomic science, sequencing technology and machine learning methodologies to further improve patient care. In May 2017, we introduced Afirma GSC, supported by rigorous clinical validation data showing that the RNA sequencing-based test can help significantly more patients avoid unnecessary surgery in thyroid cancer diagnosis, compared to the original Afirma test. In March 2018, we unveiled our Afirma Xpression Atlas, which uses the same RNA sequencing platform as the Afirma GSC and enables us to extract rich genomic content - including gene expression, DNA variants and RNA fusions in over 500 genes that are associated with thyroid cancer - from thyroid FNA samples. We believe that this novel offering will provide clinicians with valuable genomic information that may inform surgery strategy and treatment options for patients with suspected thyroid cancer.

Together with our Afirma GSC and our tests for the BRAF v600E mutation and medullary thyroid cancer (Malignancy Classifiers), the Afirma Xpression Atlas rounds out a comprehensive solution for physicians evaluating thyroid nodules. This innovation also enabled our recently announced research collaboration with Loxo Oncology, which is intended to support their development of targeted therapies for genetically defined cancers, including thyroid cancer.

We have also expanded our ability to provide important clinical answers - without the need for surgery - into pulmonology. Our Percepta Bronchial Genomic Classifier, introduced in April 2015, is the first genomic test to receive Medicare coverage for use in lung cancer diagnosis, where it improves the diagnostic performance of bronchoscopy. Additionally, our Envisia Genomic Classifier launched in October 2016 and is the first commercial test to improve the diagnosis of idiopathic pulmonary fibrosis among patients with a suspected interstitial lung disease.

We are currently exploring opportunities to utilize the same “field of injury” technology that powers our Percepta classifier to develop a nasal swab test that can enable earlier lung cancer detection - and ultimately help reduce lung cancer deaths. Additionally, we believe our Xpression Atlas platform can be transferred to our pulmonology indications, to further improve patient care and advance precision medicine in lung cancer and idiopathic pulmonary fibrosis.

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

Financial Overview

Revenue

Through March 31, 2018, we derived substantially all of our revenue from the sale of Afirma, delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of cash collection from the third-party payer and individual patients. Third-party payers in excess of 10% of revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended March 31,
	2018	2017
Medicare	29%	26%
UnitedHealthcare	13%	13%
	42%	39%

For tests performed, we recognize the related revenue upon delivery of a patient report to the prescribing physician based on the amount that we expect to ultimately receive. In determining the amount to accrue for a delivered test, we consider factors such payment history, payer coverage, whether there is a reimbursement contract between the payer and us, payment as a percentage of agreed upon rate (if applicable), amount paid per test and any current developments or changes that could impact reimbursement. Upon ultimate collection, the amount received is compared to previous estimates and the amount accrued is adjusted accordingly. Our ability to increase our revenue will depend on our ability to penetrate the market, obtain positive coverage policies from additional third-party payers, obtain reimbursement and/or enter into contracts with additional third-party payers for our current and new tests, and increase reimbursement rates for tests performed. Finally, should the judgments underlying our estimated reimbursement change, our accrued revenue and financial results could be negatively impacted in future quarters.

Cost of Revenue

The components of our cost of revenue are laboratory expenses, sample collection expenses, compensation expense, license fees and royalties, depreciation and amortization, other expenses such as equipment and laboratory supplies, and allocations of facility and information technology expenses. Costs associated with performing tests are recorded as the test is processed regardless of whether and when revenue is recognized with respect to that test. As a result, our cost of revenue as a percentage of revenue may vary significantly from period to period because we do not recognize all revenue in the period in which the associated costs are incurred. We expect cost of revenue in absolute dollars to increase as the number of tests we perform increases. However, we expect that the cost per test will decrease over time due to leveraging fixed costs, efficiencies we may gain as test volume increases and from automation, process efficiencies and other cost reductions. As we introduce new tests, initially our cost of revenue will be high as we expect to run suboptimal batch sizes, run quality control batches, test batches, registry samples and generally incur costs that may suppress or reduce gross margins. This will disproportionately increase our aggregate cost of revenue until we achieve efficiencies in processing these new tests.

Research and Development

Research and development expenses include expenses incurred to develop our technology, collect clinical samples and conduct clinical studies to develop and support our products and pipeline. These expenses consist of compensation expenses, direct research and development expenses such as prototype materials, laboratory supplies and costs associated with setting up and conducting clinical studies at domestic and international sites, professional fees, depreciation and amortization, other miscellaneous expenses and allocation of facility and information technology expenses. We expense all research and development costs in the periods in which they are incurred. We expect to incur significant research and development expenses as we continue to invest in research and development activities related to developing additional products and evaluating various platforms. We incurred research and development expenses on ongoing evidence development for our Afirma, Percepta and Envisia classifiers in 2017 and the first quarter of 2018, and expect to continue doing so in the remainder of 2018.

Selling and Marketing

Selling and marketing expenses consist of compensation expenses, direct marketing expenses, professional fees, other expenses such as travel and communications costs and allocation of facility and information technology expenses. We have expanded our internal sales force as we invest in our multi-product sales strategy to assign a single of contact to successfully develop and implement relationships with our customers and increased our marketing spending. We have also incurred increased selling and marketing expense as a result of investments in our lung product portfolio and believe total selling and marketing expenses will continue to increase as we launch and promote our new tests.

General and Administrative

General and administrative expenses include compensation expenses for executive officers and administrative, billing and client service personnel, professional fees for legal and audit services, occupancy costs, depreciation and amortization, and other expenses such as information technology and miscellaneous expenses offset by allocation of facility and information technology expenses to other functions. For the three months ended March 31, 2018, approximately 66% of the headcount classified as general and administrative encompass our billing and customer care teams. We expect general and administrative expenses to continue to increase as we build our general and administration infrastructure and to stabilize thereafter.

Intangible Asset Amortization

Intangible asset amortization began in April 2015 when we launched the Percepta test. The finite-lived intangible asset with a cost of $16.0 million is being amortized over 15 years, using the straight-line method.

Interest Expense

Interest expense is attributable to our borrowings under debt agreements and capital leases as well as costs associated with the pre-payment of debt.

Other Income, Net

Other income, net consists primarily of sublease rental income and interest income received from payers and from our cash equivalents.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017 (In Thousands of Dollars, Except Percentages and Genomic Classifiers Reported)

	Three Months Ended March 31,
	2018	2017	Change	%
Revenue	$20,041	$16,432	$3,609	22%
Operating expense:
Cost of revenue	7,867	6,297	1,570	25%
Research and development	3,675	4,030	(355)	(9)%
Selling and marketing	11,543	7,336	4,207	57%
General and administrative	5,644	6,019	(375)	(6)%
Intangible asset amortization	267	267	—	—%
Total operating expenses	28,996	23,949	5,047	21%
Loss from operations	(8,955)	(7,517)	(1,438)	19%
Interest expense	(448)	(800)	352	(44)%
Other income (expense), net	226	100	126	126%
Net loss and comprehensive loss	$(9,177)	$(8,217)	$(960)	12%
Other Operating Data:
Genomic classifiers reported	6,864	5,834	1,030	18%

Revenue

Revenue increased $3.6 million, or 22%, for the three months ended March 31, 2018 compared to the same period in 2017, primarily due to an increase in accrued genomic classifiers revenue of $4.8 million to $17.9 million for the three months ended March 31, 2018 compared to $13.1 million for the same period in 2017. The increase in genomic classifiers revenue is due to a volume increase of 18% in reported tests from increased adoption of Afirma and an average accrual rate increase of 11% from higher historical payer collections resulting from more coverage and contracts with payers. During the first quarter of 2018, cash collections for certain tests delivered in 2017 were coming in at rates higher than originally accrued. As a result, we changed our estimate of the amounts to be recognized for these tests and recognized an additional $0.7 million of revenue during the three-months ended March 31, 2018. This change in estimate resulted in a decrease in loss from operations of $0.7 million and a decrease in loss per share of approximately $0.02. For the three months ended March 31, 2018, all of our revenue was recognized on an accrual basis. For the three months ended March 31, 2017, we recognized $16.4 million in revenue, comprised of $15.1 million in revenue recognized on an accrual basis and $1.3 million in revenue recognized on the cash basis.

Cost of revenue

Comparison of the three months ended March 31, 2018 and 2017 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2018	2017	Change	%
Cost of revenue:
Laboratory costs	$4,167	$3,117	$1,050	34%
Sample collection costs	1,014	810	204	25%
Compensation expense	1,149	871	278	32%
License fees and royalties	459	717	(258)	(36)%
Depreciation and amortization	200	117	83	71%
Other expenses	372	245	127	52%
Allocations	506	420	86	20%
Total	$7,867	$6,297	$1,570	25%

Cost of revenue increased $1.6 million or 25%, for the three months ended March 31, 2018 compared to the same period in 2017. Reported genomic test volume increased 18% and cytopathology volume declined 6%. Commencing in the second half of 2017, we began transitioning customers to our next-generation Afirma GSC, while running dual platforms to support the transition from its predecessor, the Afirma GEC. As a result, we have experienced higher costs per test to support running dual platforms in our laboratory. Subject to exceptions for select states where we need regulatory approval prior to completing the transition, we expect to be to substantially complete with the transition to the Afirma GSC by June 30, 2018. The increase in laboratory costs is due principally to the transition to the Afirma GSC. The increase in sample collection costs is primarily related to the increase in the overall volume of samples received, including the recent launch of our Percepta Bronchial Genomic Classifier. Compensation expense increased due to an average laboratory headcount increase of 13%. We pay licensing fees to our reagent supplier for the GEC, which we do not pay for the GSC. In total, we expect any savings from licensing fees to be used to pay laboratory costs for our GSC test. The increase in other expenses is primarily due to equipment maintenance costs and laboratory supplies.

Research and development

Comparison of the three months ended March 31, 2018 and 2017 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2018	2017	Change	%
Research and development expense:
Compensation expense	$2,304	$2,220	$84	4%
Direct research and development expense	611	997	(386)	(39)%
Professional fees	208	199	9	5%
Depreciation and amortization	106	114	(8)	(7)%
Other expenses	114	153	(39)	(25)%
Allocations	332	347	(15)	(4)%
Total	$3,675	$4,030	$(355)	(9)%

Research and development expense decreased $355,000, or 9%, for the three months ended March 31, 2018 compared to the same period in 2017. The increase in compensation expense was primarily due to severance costs, partially offset by a 7% decrease in the average headcount. The decrease in direct research and development expense was due to a lesser amount of materials purchased for research and development experiments following the completion of several major projects. The decrease in other expenses is primarily due to lower equipment costs.

Selling and marketing

Comparison of the three months ended March 31, 2018 and 2017 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2018	2017	Change	%
Selling and marketing expense:
Compensation expense	$7,862	$4,256	$3,606	85%
Direct marketing expense	1,138	1,388	(250)	(18)%
Genzyme co-promotion expense, net	—	3	(3)	(100)%
Professional fees	326	229	97	42%
Other expenses	1,617	1,021	596	58%
Allocations	600	439	161	37%
Total	$11,543	$7,336	$4,207	57%

Selling and marketing expense increased $4.2 million, or 57%, for the three months ended March 31, 2018 compared to the same period in 2017, principally due to a 31% increase in average headcount, increased incentive compensation and to a lesser extent, increased travel and entertainment expense classified under other expenses. The decrease in direct marketing expense was primarily due to a corporate rebranding initiative in the three months ended March 31, 2017. The increase in professional fees is due to increased consulting expenses.

General and administrative

Comparison of the three months ended March 31, 2018 and 2017 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2018	2017	Change	%
General and administrative expense:
Compensation expense	$3,781	$3,980	$(199)	(5)%
Professional fees	1,399	1,489	(90)	(6)%
Occupancy costs	619	518	101	19%
Depreciation and amortization	406	404	2	—%
Other expenses	878	834	44	5%
Allocations	(1,439)	(1,206)	(233)	19%
Total	$5,644	$6,019	$(375)	(6)%

General and administrative expense decreased $375,000, or 6%, for the three months ended March 31, 2018 compared to the same period in 2017. The decrease in compensation expense was due to a 2% decrease in average headcount for the three months ended March 31, 2018 as compared to the same period in 2017. The increase in occupancy costs was due to higher maintenance charges.

 Interest expense

Interest expense decreased $352,000 or 44% for the three months ended March 31, 2018 compared to the same period in 2017 due to a decrease in the effective interest rate to 7.6% under the Loan and Security Agreement from 13.6% under the credit agreement that was in place during the three months ended March 31, 2017.

Other income, net

Other income, net, increased $126,000 for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to the tax benefit from the legal settlement regarding short-swing profits and higher interest income from our money market investments.

Liquidity and Capital Resources

We have incurred net losses since our inception. For the three months ended March 31, 2018, we had a net loss of $9.2 million, and as of March 31, 2018, we had an accumulated deficit of $220.3 million. We expect to incur additional losses in the future and may never achieve revenue sufficient to offset our expenses.

We believe our existing cash and cash equivalents of $27.2 million as of March 31, 2018, our available revolving line of credit, and our revenue during the next 12 months will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We expect that our near- and longer-term liquidity requirements will continue to consist of costs to run our laboratories, research and development expenses, selling and marketing expenses, general and administrative expenses, working capital, costs to service our Loan and Security Agreement, capital expenditures and general corporate expenses associated with the growth of our business. However, we may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to generate revenue to finance our cash requirements, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. If we raise funds by issuing equity securities, dilution to stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, restrictions on our cash pursuant to the terms of our Loan and Security

Agreement and other operating restrictions that could adversely affect our ability to conduct our business. Our Loan and Security Agreement imposes restrictions on our operations, increases our fixed payment obligations and has restrictive covenants. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third-party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives, or forgo potential acquisitions or investments. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to us.

Loan and Security Agreement
On November 3, 2017, we entered into the Loan and Security Agreement with Silicon Valley Bank. The Loan and Security Agreement allows us to borrow up to $35.0 million, with a $25.0 million term, or Term Loan, and a revolving line of credit of up to $10.0 million, or the Revolving Line of Credit, subject to, with respect to the Revolving Line of Credit, a borrowing base of 85% of eligible accounts receivable. The Term Loan was advanced upon the closing of the Loan and Security Agreement. Borrowings under the Loan and Security Agreement mature in October 2022. The Term Loan bears interest at a variable rate equal to (i) the thirty-day U.S. London Interbank Offer Rate, or LIBOR, plus (ii) 4.20%, with a minimum rate of 5.43% per annum. Principal amounts outstanding under the Revolving Line of Credit bear interest at a variable rate equal to (i) LIBOR plus (ii) 3.50%, with a minimum rate of 4.70% per annum. We are also required to pay an annual facility fee on the Revolving Line of Credit of $25,000. The effective interest rate was 7.6% for the three months ended March 31, 2018.
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

The Loan and Security Agreement contains customary representations, warranties, and events of default such as a material adverse change in our business, operations or financial conditions, as well as affirmative and negative covenants. The negative covenants include, among other provisions, covenants that limit or restrict our ability to incur liens, make investments, incur indebtedness, merge with or acquire other entities, dispose of assets, make dividends or other distributions to holders of our equity interests, engage in any new line of business, or enter into certain transactions with affiliates, in each case subject to certain exceptions. As of March 31, 2018 the principal balance outstanding was $25.0 million and we were in compliance with debt covenants.
The Loan and Security Agreement also requires us to comply with certain financial covenants, including achieving certain revenue levels tested quarterly on a trailing twelve-month basis. However, failure to maintain the revenue levels will not be considered a default if the sum of our unrestricted cash and cash equivalents maintained with Silicon Valley Bank and amount available under the Revolving Line of Credit is at least $40.0 million.
Our obligations under the Loan and Security Agreement are secured by substantially all of our assets (excluding intellectual property), subject to certain customary exceptions.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2018 and 2017 (in thousands of dollars):

	Three Months Ended March 31,
	2018	2017
Cash used in operating activities	$(7,413)	$(8,086)
Cash used in investing activities	(227)	(175)
Cash provided by financing activities	901	548

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2018 was $7.4 million. The net loss of $9.3 million includes non-cash charges of $1.2 million of stock-based compensation expense and $1.0 million of depreciation and amortization, which includes $0.3 million of intangible asset amortization. Cash used as a result of changes in operating assets and liabilities of $0.4 million was primarily due to an increase in accounts receivable of $0.5 million, a decrease in accounts payable of $0.5 million, and an increase in prepaid expenses and other assets of $0.4 million, partially offset by a decrease in supplies inventory of $0.8 million and an increase in accrued liabilities of $0.3 million, which included a commission accrual partially offset by the payment of annual bonuses.

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

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2018 was $0.2 million for the acquisition of property and equipment.

Cash used in investing activities for the three months ended March 31, 2017 was $0.6 million for the acquisition of property and equipment, partially offset by $0.4 million of proceeds from the sale of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2018 was $0.9 million, consisting of $0.6 million in proceeds from the purchase of stock under our Employee Stock Purchase Plan, or ESPP, and exercise of options to purchase our common stock and $0.4 million in proceeds from a legal settlement, partially offset by capital lease payments of $0.1 million during the period.

Cash provided by financing activities for the three months ended March 31, 2017 was $0.5 million, consisting of $0.4 million in proceeds from the purchase of stock under our ESPP and exercise of options to purchase our common stock and $0.2 million were cost reimbursements received related to our issuance of common stock in a public offering in the fourth quarter of 2016.

Contractual Obligations

There were no material changes during the interim period in the contractual obligations presented in our Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on February 27, 2018.

Off-balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842). This ASU is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The ASU will be effective for interim and annual periods beginning after December 15, 2018. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited and early adoption is permitted. We expect to adopt this standard beginning in 2019. We do not expect that this standard will have a material impact on our results of operations or cash flows, but that it will have a material impact on our assets and liabilities. We are currently in the process of quantifying the impact of adopting this ASU.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. This ASU requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU became effective for interim and annual periods beginning after December 15, 2017. We adopted this ASU retrospectively as of January 1, 2018 and the impact on our financial statements was not material because prior period restricted cash balances were immaterial.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $27.2 million as of March 31, 2018 which include bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited interim condensed financial statements. Under our Loan and Security Agreement, we pay interest on any outstanding balances under this agreement based on a variable market rate. A significant change in these market rates may adversely affect our operating results.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

We are an emerging growth company with a history of losses, and we expect to incur net losses for the foreseeable future and may never achieve or sustain profitability.

We have incurred net losses since our inception. For the three months ended March 31, 2018, we had a net loss of $9.2 million and as of March 31, 2018, we had an accumulated deficit of $220.3 million. We expect to incur additional losses in the future, and we may never achieve revenue sufficient to offset our expenses. Over the next couple of years, we expect to continue to devote substantially all of our resources to increase adoption of, and reimbursement for our Afirma tests, Percepta, our lung cancer test which we launched in April 2015, Envisia, our test for idiopathic pulmonary fibrosis, or IPF, which we launched in October 2016, and the development of additional tests. We may never achieve or sustain profitability, and our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

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

Revenue for tests performed on patients covered by Medicare and UnitedHealthcare was 29% and 13%, respectively, of our revenue for the three months ended March 31, 2018, compared with 26% and 13%, respectively, for the three months ended March 31, 2017. The percentage of our revenue derived from significant payers is expected to fluctuate from period to period as our revenue fluctuates, as additional payers provide reimbursement for our tests or if one or more payers were to stop reimbursing for our tests or change their reimbursed amounts. Effective January 2012, Palmetto GBA, the regional Medicare Administrative Contractor, or MAC, that handled claims processing for Medicare services over our jurisdiction at that time, issued coverage and payment determinations for the Afirma Gene Expression Classifier, or GEC. Afirma GSC is now covered by Noridian Healthcare Solutions, the current MAC for our jurisdiction, through the Molecular Diagnostics Services Program, or MolDX program, administered by Palmetto GBA, under a Local Coverage Determination, or LCD.

Noridian Healthcare Solutions issued an LCD for Percepta effective as of May 2017. This coverage policy requires us to maintain a Certification and Training Registry program and make Percepta available only to patients through physicians who participate in this program. Failure by us or physicians to comply with the requirements of the Certification and Training Registry program could lead to loss of Medicare coverage for Percepta, which could have an adverse effect on our revenue.

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

We recognize test revenue upon delivery of the patient report to the prescribing physician based on the amount we expect to ultimately realize. We determine the amount we expect to ultimately realize based on payer reimbursement history, contracts, and coverage. Upon ultimate collection, the amount received is compared to the estimates and the amount accrued is adjusted accordingly. We cannot be certain as to when we will receive payment for our diagnostic tests, and we must appeal negative payment decisions, which delays collections. Should judgments underlying estimated reimbursement change, or were incorrect at the time we accrued such revenue, our financial results could be negatively impacted in future quarters. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. In addition, these fluctuations in revenue may make it difficult for us, for research analysts and for investors to accurately forecast our revenue and operating results. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.

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

We rely on Thyroid Cytopathology Partners, or TCP to provide cytopathology professional diagnoses on thyroid fine needle aspiration, or FNA, samples pursuant to a pathology services agreement. Pursuant to this agreement, TCP has the exclusive right to provide the cytopathology diagnoses on FNA samples at a fixed price per test. We have also agreed to allow TCP to co-locate in a portion of our facilities in Austin, Texas. Our agreement with TCP is effective through October 31, 2022, and thereafter automatically renews every year unless either party provides notice of intent not to renew at least 12 months prior to the end of the then-current term.

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

We continually seek to develop enhancements to our current test offerings and additional diagnostic solutions that requires us to devote considerable resources to research and development. There can be no assurance that we will be able to identify other diseases that can be effectively addressed with our molecular cytology platform. In addition, if we identify such diseases, we may not be able to develop products with the diagnostic accuracy necessary to be clinically useful and commercially successful. We may face challenges obtaining sufficient numbers of samples to validate a genomic signature for a molecular diagnostic product. After launching new products, we still must complete studies that meet the clinical evidence required to obtain reimbursement.

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

To finance any acquisitions or investments, we may choose to issue shares of our stock as consideration, which would dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may not be able to acquire other companies for stock. Alternatively, it may be necessary for us to raise additional funds for these activities through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all. If these funds are raised through the sale of equity or convertible debt securities, dilution to our stockholders could result. Our Loan and Security Agreement with Silicon Valley Bank contains covenants that could limit our ability to sell debt securities or obtain additional debt financing arrangements, which could affect our ability to finance acquisitions or investments other than through the issuance of stock.

Our Loan and Security Agreement provides our lender with a first-priority liens against substantially all of our assets, excluding our intellectual property, and contains financial covenants and other restrictions on our actions, which could limit our operational flexibility and otherwise adversely affect our financial condition.

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

We expect continued capital expenditures and operating losses over the next few years as we expand our infrastructure, commercial operations and research and development activities. We may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. Our Loan and Security Agreement imposes restrictions on our operations, increases our fixed payment obligations, and has restrictive covenants. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third-party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to our company.

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

In addition, the interpretation and application of consumer, health-related and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. Recent developments in Europe have created compliance uncertainty regarding the processing of personal data from Europe. For example, the General Data Protection Regulation (“GDPR”), which becomes effective in the European Union on May 25, 2018, will apply to our activities conducted from an establishment in the EU or related to products and services that we offer to European Union users. The GDPR will create new compliance obligations applicable to our business, which could cause us to change our business practices, and will increase financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements). As a result, we may need to modify the way we treat such information.

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

We apply for and in-license patents covering our products and technologies and uses thereof, as we deem appropriate, however we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. We have 16 issued patents that expire between 2029 and 2032 related to methods used in the Afirma diagnostic platform, in addition to 14 pending U.S. utility patent applications, one pending Patent Cooperation Treaty, or PCT, patent application and two U.S. provisional patent applications. Some of these U.S. utility patent applications have pending foreign counterparts. We also exclusively licensed intellectual property, including rights to four issued patents that will expire between 2030 and 2032, and three pending U.S. utility patent applications in the thyroid space that would expire between 2030 and 2033 once issued, related to methods that are used in the Afirma diagnostic test, some of which have foreign counterparts. In the lung diagnostic space, we have exclusively licensed intellectual property rights to six pending patent applications and eight issued patents. Patents issuing from the licensed portfolio will expire between 2024 and 2028. In addition, we own two pending U.S. provisional applications, a pending U.S. utility patent application and pending foreign counterpart patent applications in Australia, Canada, China, Europe, Japan, and South Korea related to our Percepta test. We also own one U.S. patent application and one counterpart European patent application related to another lung disease, and two pending U.S. patent applications, five patent applications abroad, and one PCT patent application related to Envisia. Any patents granted from our current lung cancer patent applications will expire no earlier than 2035 and those from the interstitial lung disease patent applications will expire no earlier than 2034. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. We may not be successful in defending any challenges made against our patents or patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents and increased competition to our business. The outcome of patent litigation can be uncertain and any attempt by us to enforce our patent rights against others may not be successful, or, if successful, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business.

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

We have incurred net losses since our inception and may never achieve profitability. As of the fiscal year ended December 31, 2017, we had U.S. federal and state net operating losses, or NOLs, of approximately $196.1 million and $91.8 million, respectively. The federal and state NOL carryforwards will begin to expire, if not utilized, beginning in 2028. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited.  It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

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
For example, the FASB and the International Accounting Standards Board are working to converge certain accounting principles and facilitate more comparable financial reporting between companies that are required to follow U.S. GAAP and those that are required to follow International Financial Reporting Standards, or IFRS. In connection with these initiatives, the FASB issued new accounting standards for revenue recognition that replace most existing revenue recognition guidance. We have completed our assessment of the new accounting standards for revenue recognition and believe that the adoption of this new standard did not have a material impact on our financial reporting position or results of operations. The impact of the convergence of U.S. GAAP and IFRS, if any, on our financial statements is uncertain and may not be known until additional rules are proposed and adopted, which may or may not occur.
Our financial statements are subject to change and if our estimates or judgments relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and related notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Critical accounting policies and estimates used in preparing our financial statements include those related to revenue recognition, finite-lived intangible assets, goodwill, and stock-based compensation expense. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our common stock.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal controls on an annual basis. If we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We have only recently compiled the systems, processes and documentation necessary to comply with Section 404 of the Sarbanes-Oxley Act. We will need to maintain and enhance these processes and controls as we grow, and we will require additional management and staff resources to do so. Additionally, even if we conclude our internal controls are effective for a given period, we may in the future identify one or more material weaknesses in our internal controls, in which case our management will be unable to conclude that our internal control over financial reporting is effective. Our independent registered public accounting firm will be required to issue an attestation report on the effectiveness of our internal control over financial reporting when we cease being an emerging growth company on December 31, 2018. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.

If we are unable to conclude that our internal control over financial reporting is effective, or if our auditors were to express an adverse opinion on the effectiveness of our internal control over financial reporting because we had one or more material weaknesses, investors could lose confidence in the accuracy and completeness of our financial disclosures, which could cause the price of our common stock to decline. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our reported operating results and harm our reputation. Internal control deficiencies could also result in a restatement of our financial results.

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

As of April 27, 2018, directors and executive officers and their affiliates beneficially owned, in the aggregate, 14% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third-party from acquiring control over us.

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

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1*	Form of Performance Stock Unit
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Form of Performance Stock Unit
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
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

Date: May 1, 2018

VERACYTE, INC.

By:	/s/ KEITH KENNEDY
Keith Kennedy Chief Financial Officer (Principal Financial and Accounting Officer)