Form 10-Q
period 2018-06-30
VERACYTE, INC.
filed 2018-07-23
CIK 1384101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________

FORM 10-Q
  ________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
  ________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of July 17, 2018, there were 34,533,302 shares of common stock, par value $0.001 per share, outstanding.

VERACYTE, INC.

i

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

VERACYTE, INC.

Condensed Balance Sheets

(In thousands of dollars, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$23,758	$33,891
Accounts receivable	13,006	12,716
Supplies inventory	3,049	5,324
Prepaid expenses and other current assets	1,822	1,997
Total current assets	41,635	53,928
Property and equipment, net	9,035	9,688
Finite-lived intangible assets, net	12,533	13,067
Goodwill	1,057	1,057
Restricted cash	603	603
Other assets	598	326
Total assets	$65,461	$78,669
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,962	$3,853
Accrued liabilities	8,429	8,175
Total current liabilities	10,391	12,028
Long-term debt	25,103	24,938
Capital lease liability, net of current portion	156	308
Deferred rent, net of current portion	4,005	4,170
Total liabilities	39,655	41,444
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 34,441,714 and 34,210,388 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	34	34
Additional paid-in capital	252,284	248,278
Accumulated deficit	(226,512)	(211,087)
Total stockholders’ equity	25,806	37,225
Total liabilities and stockholders’ equity	$65,461	$78,669

The accompanying notes are an integral part of these financial statements.

VERACYTE, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands of dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$22,751	$18,406	$42,792	$34,838
Operating expenses:
Cost of revenue	8,246	6,960	16,113	13,257
Research and development	4,601	3,603	8,276	7,633
Selling and marketing	9,623	7,994	21,166	15,330
General and administrative	5,932	6,192	11,576	12,211
Intangible asset amortization	266	266	533	533
Total operating expenses	28,668	25,015	57,664	48,964
Loss from operations	(5,917)	(6,609)	(14,872)	(14,126)
Interest expense	(481)	(808)	(929)	(1,608)
Other income, net	150	119	376	219
Net loss and comprehensive loss	$(6,248)	$(7,298)	$(15,425)	$(15,515)
Net loss per common share, basic and diluted	$(0.18)	$(0.22)	$(0.45)	$(0.46)
Shares used to compute net loss per common share, basic and diluted	34,314,234	33,873,128	34,320,793	33,848,645

The accompanying notes are an integral part of these financial statements.

VERACYTE, INC.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands of dollars)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(15,425)	$(15,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,969	1,846
Stock-based compensation	2,906	3,214
Other income	(93)	—
Amortization of debt issuance costs	16	53
Interest on end-of-term debt obligation	149	—
Changes in operating assets and liabilities:
Accounts receivable	(290)	(2,271)
Supplies inventory	2,275	158
Prepaid expenses and current other assets	98	25
Other assets	(272)	—
Accounts payable	(1,912)	266
Accrued liabilities and deferred rent	67	(772)
Net cash used in operating activities	(10,512)	(12,996)
Investing activities
Purchases of property and equipment	(761)	(728)
Proceeds from sale of property and equipment	—	440
Net cash used in investing activities	(761)	(288)
Financing activities
Proceeds from the issuance of common stock in a public offering, net of costs	—	200
Proceeds from legal settlement regarding short-swing profits	403	—
Payment of capital lease liability	(144)	(135)
Proceeds from the exercise of common stock options and employee stock purchases	881	463
Net cash provided by financing activities	1,140	528
Net decrease in cash, cash equivalents and restricted cash	(10,133)	(12,756)
Cash, cash equivalents and restricted cash at beginning of period	34,494	59,942
Cash, cash equivalents and restricted cash at end of period	$24,361	$47,186
Supplementary cash flow information of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$63	$—
Interest paid on debt	$741	$1,540

Cash, Cash Equivalents and Restricted Cash:

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$23,758	$33,891
Restricted cash	603	603
Total cash, cash equivalents and restricted cash	$24,361	$34,494

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

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet as of June 30, 2018, the condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2018 and 2017, and the condensed statements of cash flows for the six months ended June 30, 2018 and 2017 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed balance sheet at December 31, 2017 has been derived from audited financial statements. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results expected for the full year or any other period.

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

Through June 30, 2018, substantially all of the Company’s revenue has been derived from the sale of Afirma. To date, Afirma has been delivered primarily to physicians in the United States. The Company’s third-party payers in excess of 10% of revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Medicare	28%	26%	28%	26%
UnitedHealthcare	12%	15%	12%	14%
	40%	41%	40%	40%

The Company’s significant third-party payers and their related accounts receivable balance as a percentage of total accounts receivable were as follows:

	June 30, 2018	December 31, 2017
Medicare	16%	22%
UnitedHealthcare	10%	9%

No other third-party payer represented more than 10% of the Company’s accounts receivable balances as of those dates.

Restricted Cash

The Company had deposits of $603,000 included in long-term assets as of June 30, 2018 and December 31, 2017, restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of the Company’s South San Francisco facility.

Revenue Recognition

The Company commenced recognizing revenue in accordance with the provisions of ASC 606, Revenue from Contracts with Customers, or ASC 606, starting January 1, 2018. Prior to January 1, 2018, the Company recognized revenue in accordance with the provisions of ASC 954-605, Health Care Entities - Revenue Recognition, or ASC 954.

Revenue from Diagnostic Services

Most of the Company’s revenue is generated from the provision of diagnostic services. These services are completed upon the delivery of test results to the prescribing physician, at which time the Company bills for the services. The Company recognizes revenue related to billings based on estimates of the amount that will ultimately be realized. In determining the amount to accrue for a delivered test, the Company considers factors such payment history, payer coverage, whether there is a reimbursement contract between the payer and the Company, payment as a percentage of agreed upon rate (if applicable), amount paid per test and any current developments or changes that could impact reimbursement. These estimates require significant judgment by management.

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method, which requires a cumulative catch-up adjustment as if the Company had recognized revenue under ASC 606 from January 1, 2016 to December 31, 2017, or the Catch-Up Period. Prior to January 1, 2018, the Company recognized revenue in accordance with ASC 954 and recognized revenue for tests delivered on an accrual basis when amounts that will ultimately be realized could be reasonably estimated, and on the cash basis when there was insufficient information to estimate revenue accruals. There was sufficient payment history for the Company to substantially accrue all revenue upon delivery of test results starting July 1, 2016 and the Company continued to recognize revenue upon cash receipt for unaccrued tests that were delivered prior to July 1, 2016. There was no revenue recognized on the cash basis for the three and six months ended June 30, 2018 and revenue on the cash basis for the three and six months ended June 30, 2017 was $795,000 and $2.1 million, respectively.

As noted above, on July 1, 2016 the Company began recognizing revenue from substantially all its tests on the accrual basis of accounting at an amount equal to management’s best estimate of the cash to ultimately be collected. For tests delivered prior to July 1, 2016, substantially all the related cash had been collected by December 31, 2017. Thus, at January 1, 2018, the cumulative impact of adopting ASC 606 was not material and no adjustment was recorded.

During the first half of 2018, cash collections for certain tests delivered in 2017 came in at rates higher than originally accrued. As a result, the Company changed its estimate of the amounts to be recognized for these tests and recognized an additional $0.5 million and $1.2 million of revenue for the three and six months ended June 30, 2018, respectively. These changes in estimates resulted in decreases in loss from operations of $0.5 million and $1.2 million and decreases in loss per share of approximately $0.02 and $0.04 for the three and six months ended June 30, 2018, respectively.

Biopharmaceutical Services

On April 9, 2018, the Company entered into an agreement with a biopharmaceutical company whereby the Company agreed to provide certain tissue samples and other services in exchange for agreed-upon fees. During the quarter ended June 30, 2018, the Company recognized $450,000 of revenue upon delivery of tissue samples and the Company received $500,000 for other services, which will be recognized ratably during the quarters ended September 30 and December 31, 2018 as the services are performed. Thereafter, the Company expects to receive approximately $250,000 per quarter as services are performed and may also recognize revenue related to the delivery of additional tissue samples as long the agreement is not terminated. The agreement has a term of one year with an automatic renewal of one year and the biopharmaceutical company may terminate the agreement at any time with at least 90 days' notice. The Company evaluated the accounting for this agreement under ASC 606 and concluded the performance obligations thereunder are the delivery of tissue samples and performance of services, both of which are distinct.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Shares of common stock subject to outstanding options	6,209,143	6,436,953	6,100,753	6,039,791
Employee stock purchase plan	42,531	41,044	34,137	35,229
Restricted stock units	450,505	70,000	322,367	54,834
Total common stock equivalents	6,702,179	6,547,997	6,457,257	6,129,854

3. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands of dollars):

	June 30, 2018	December 31, 2017
Accrued compensation expenses	$5,052	$5,293
Accrued other	3,377	2,882
Total accrued liabilities	$8,429	$8,175

4. Fair Value Measurements

The Company records its financial assets and liabilities at fair value. The carrying amounts of certain financial instruments of the Company, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The carrying value of the Company’s debt approximates its fair value because the interest rate approximates market rates that the Company could obtain for debt with similar terms. The fair value of the Company’s debt is estimated using the net present value of the payments, discounted at an interest rate that is consistent with market interest rates, which is a Level II input.  The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

•	Level I: Inputs which include quoted prices in active markets for identical assets and liabilities;

•
Level II: Inputs other than Level I that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level III: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair value of the Company’s financial assets include money market funds and a deposit for the lease of the Company's South San Francisco facility. Money market funds, included in cash and cash equivalents in the accompanying condensed balance sheets, were $23.2 million and $33.1 million as of June 30, 2018 and December 31, 2017, respectively, and are Level I assets as described above. The deposit for the lease, included in restricted cash in the accompanying condensed balance sheets, was $603,000 as of June 30, 2018 and December 31, 2017, and is a Level I asset as described above.

5. Commitments and Contingencies

Operating Leases

The Company leases its headquarters and laboratory facilities in South San Francisco, California under a non-cancelable lease agreement for approximately 59,000 square feet. The lease began in June 2015 and ends in March 2026 and contains extension of lease term and expansion options. In February 2017, the Company relinquished certain expansion rights for a nominal fee. The Company had deposits of $603,000 included in long-term assets as of June 30, 2018 and December 31, 2017, restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of the South San Francisco facility.

The Company also leases laboratory and office space in Austin, Texas under a lease that expires in January 2029 and includes options for expansion and early termination in 2025. The related cash security deposit of $139,000 as of June 30, 2018 and December 31, 2017 is included in other assets in the Company’s condensed balance sheets.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2018 are as follows (in thousands of dollars):

Year Ending December 31,
Remainder of 2018	$1,030
2019	2,227
2020	2,332
2021	2,401
2022	2,472
Thereafter	9,384
Total minimum lease payments	$19,846

The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Rent expense was $476,000 and $455,000 for the three months ended June 30, 2018 and 2017, respectively, and $953,000 and $912,000 for the six months ended June 30, 2018 and 2017, respectively.

Capital Lease

The Company entered into a capital lease in December 2016 for $1.2 million of laboratory equipment. The Company paid an upfront amount of $330,000 and the present value of the total future minimum lease payments was $874,000. As of June 30, 2018, the annual future minimum lease payments are $159,000 and $317,000 for the remainder of 2018 and 2019, respectively.

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

6. Debt

Loan and Security Agreement

On November 3, 2017, the Company entered into a loan and security agreement, or the Loan and Security Agreement, with

Silicon Valley Bank. The Loan and Security Agreement allows the Company to borrow up to $35.0 million, with a $25.0 million term loan (the “Term Loan Advance”) and a revolving line of credit of up to $10.0 million (the “Revolving Line of Credit”). The Term Loan Advance was advanced upon the closing of the Loan and Security Agreement and was used to pay the outstanding balance of the Company’s existing long-term debt, which was canceled at that date. The Company had not drawn on the Revolving Line of Credit as of June 30, 2018. Borrowings under the Loan and Security Agreement mature on October 1, 2022. Amounts may be borrowed and repaid under the Revolving Line of Credit up until the earliest of full repayment or maturity of the Loan and Security Agreement, termination of the Loan and Security Agreement, or October 1, 2022.

The Term Loan Advance bears interest at a variable rate equal to (i) the thirty-day U.S. London Interbank Offer Rate, or LIBOR plus (ii) 4.20%, with a minimum rate of 5.34% per annum. Principal amounts outstanding under the Revolving Line of Credit bear interest at a variable rate equal to (i) LIBOR plus (ii) 3.50%, with a minimum rate of 4.70% per annum. The effective interest rate was 7.9% for the six months ended June 30, 2018.

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

In addition, a final payment on the Term Loan Advance in the amount of $1.2 million is due upon the earlier of the maturity date of the Term Loan Advance or its payment in full. The Loan and Security Agreement contains customary representations, warranties, and events of default such as a material adverse change in our business, operations or financial condition, as well as affirmative and negative covenants. The negative covenants include, among other provisions, covenants that limit or restrict the Company's ability to incur liens, make investments, incur indebtedness, merge with or acquire other entities, dispose of assets, make dividends or other distributions to holders of its equity interests, engage in any new line of business, or enter into certain transactions with affiliates, in each case subject to certain exceptions. The Company’s obligations under the Loan and Security Agreement are secured by substantially all of its assets (excluding intellectual property), subject to certain customary exceptions. The Loan and Security Agreement also requires the Company to achieve certain revenue levels tested quarterly on a trailing twelve-month basis. However, failure to maintain the revenue levels will not be considered a default if the sum of the Company’s unrestricted cash and cash equivalents maintained with Silicon Valley Bank and amount available under the Revolving Line of Credit is at least $40.0 million. As of June 30, 2018, the Company was in compliance with the loan covenants.

As of June 30, 2018, the net debt obligation for borrowings made under the Loan and Security Agreement was as follows (in thousands of dollars):

	June 30, 2018	December 31, 2017
Debt principal	$25,000	$25,000
End-of-term debt obligation	202	53
Unamortized debt issuance costs	(99)	(115)
Net debt obligation	$25,103	$24,938

Future principal and end-of-term debt obligation payments due under the Loan and Security Agreement are as follows (in thousands of dollars):

Year Ending December 31,
2019	$1,389
2020	8,333
2021	8,333
2022	8,132
Total	$26,187

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

7. Stockholders’ Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows:

	June 30, 2018	December 31, 2017
Stock options and restricted stock units issued and outstanding	6,761,730	6,061,081
Stock options and restricted stock units available for grant under stock option plans	1,643,164	1,133,907
Common stock available for the Employee Stock Purchase Plan	382,929	456,002
Total	8,787,823	7,650,990

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

The Company incurred $1.0 million and $1.2 million for the three months ended June 30, 2018 and 2017, respectively, and $1.9 million and $2.4 million for the six months ended June 30, 2018 and 2017, respectively, in cytopathology testing and evaluation services expenses with TCP, which are included in cost of revenues in the Company’s condensed statements of operations and comprehensive loss. The Company’s outstanding obligations to TCP for cytopathology testing services were $297,000 and $308,000 as of June 30, 2018 and December 31, 2017, respectively, and are included in accounts payable on the accompanying condensed balance sheets.

TCP reimburses the Company for its proportionate share of the Company’s rent and related operating expenses for the leased facility. TCP’s portion of rent and related operating expenses for the shared space at the Austin, Texas facility was $32,000 and $27,000 for the three months ended June 30, 2018 and 2017, respectively, and $64,000 and $52,000 for the six months ended

June 30, 2018 and 2017, respectively, and is included in other income, net in the Company’s condensed statements of operations and comprehensive loss.

9. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and six months ended June 30, 2018 and 2017. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

As of June 30, 2018, the Company had unrecognized tax benefits of $2.5 million, none of which would currently affect the Company’s effective tax rate if recognized due to the Company’s net deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at June 30, 2018 will significantly increase or decrease within the next 12 months. There was no interest expense or penalties related to unrecognized tax benefits recorded through June 30, 2018.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering the U.S. corporate income tax rates and implementing a territorial tax system. The corporate tax rate was reduced from 35% to 21% for tax years beginning after December 31, 2017 and certain provisions exist on which to allow accelerated expensing of equipment for a portion of 2017 and for future years. These changes primarily impacted the value of the Company’s deferred tax assets with a corresponding offset to valuation allowance, both of which were recognized in the year ended December 31, 2017.

The Tax Act also limits the amount of net operating losses that can be used to reduce taxable income to 80% for net operating losses generated for periods beginning after December 31, 2017. Existing net operating losses, arising in years on or before December 31, 2017 are not affected by the Tax Act. The Company has completed a preliminary assessment of the accounting for the income tax effects of the Tax Act, as it relates to its current structure, including provisions that are effective for tax years beginning in 2018. The Company's preliminary assessment is subject to revisions to any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service, FASB, and other standard-setting and regulatory bodies. Adjustments may materially impact the Company's provision for income taxes and the assessment of the accounting for the tax effects of the Tax Act will not extend beyond one year from the enactment date.

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

Overview

We are a leading genomic diagnostics company that provides trustworthy and actionable answers that fundamentally improve patient care when current diagnostic test results are uncertain. Our products combine genomic technology, clinical science and machine learning to provide answers that give physicians and patients a clear path forward potentially avoiding risky, costly surgery that is often unnecessary.

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

We believe our focus on developing clinically useful tests that change patient care is enabling the company to set new standards in genomic test reimbursement. Our Afirma genomic classifier is now covered by every major health plan in the United States, covering more than 275 million people, for use in thyroid cancer diagnosis. It is available as an in-network, contracted offering to more than 210 million people nationwide through their insurers. Our second commercial product, the Percepta classifier, is the first genomic test to gain Medicare coverage for improved lung cancer screening and diagnosis, making it a covered benefit for nearly 60 million Medicare enrollees.

Second Quarter 2018 Financial Results

For the three-month period ended June 30, 2018, as compared to the second quarter of 2017:

•	Revenue was $22.8 million, an increase of 24%;

•	Genomic Test Volume was 7,686, an increase of 18%;

•	Gross Margin was 64%, an increase of 2%;

•	Operating Expenses, Excluding Cost of Revenue were $20.4 million, an increase of 13%;

•	Net Loss and Comprehensive Loss was ($6.2) million, an improvement of 14%;

•	Basic and Diluted Net Loss Per Common Share was ($0.18), an improvement of 18%;

•	Cash Burn(1) was $3.6 million, an improvement of 28%; and

•	Cash and Cash Equivalents was $23.8 million at June 30, 2018.

For the six-month period ended June 30, 2018, as compared to the prior year period of 2017:

•	Revenue was $42.8 million, an increase of 23%;

•	Genomic Test Volume was 14,550, an increase of 18%;

•	Gross Margin was unchanged at 62%;

•	Operating Expenses, Excluding Cost of Revenue were $41.6 million, an increase of 16%;

•	Net Loss and Comprehensive Loss was ($15.4) million, an improvement of 1%;

•	Basic and Diluted Net Loss Per Common Share was ($0.45), an improvement of 2%; and

•	Cash Burn(1) was $11.3 million, an improvement of 15%.

(1) A reconciliation of net cash used in operating activities to cash burn has been provided below.

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

Because of these limitations, cash burn should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. The reconciliation of cash burn to net cash used in operating activities is provided in the tables below (in thousands of dollars):

	Three Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(3,099)	$(4,910)
Plus purchases of property and equipment	(534)	(113)
Cash burn	$(3,633)	$(5,023)
Net cash used in investing activities	$(534)	$(113)
Net cash provided by (used in) financing activities	$239	$(20)

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(10,512)	$(12,996)
Plus purchases of property and equipment	(761)	(728)
Less proceeds from the sale of property and equipment	$—	$440
Cash burn	$(11,273)	$(13,284)
Net cash used in investing activities	$(761)	$(288)
Net cash provided by financing activities	$1,140	$528
Second Quarter 2018 and Recent Business Highlights
Commercial Growth:

•	Tripled Percepta revenue for the second quarter of 2018, compared to the first quarter, with the number of physicians ordering the Percepta classifier increasing by over 50 percent during this period.

•	Received regulatory approval from the New York State Department of Health, enabling us to now move 100% of Afirma classifier testing to the Genomic Sequencing Classifier (GSC).

•	Commercially launched the Afirma Xpression Atlas, providing RNA sequencing-based insights to inform surgery and treatment decisions in patients with suspected thyroid cancer.

•	Booked our first biopharmaceutical service revenue of $0.5 million based on the Afirma Xpression Atlas platform.

•	Launched the Envisia Early Access Program to select sites across the United States in response to physician demand, further preparing for commercial expansion in 2019.

Evidence Development:

•
Published clinical validation data for the Afirma GSC in JAMA Surgery, demonstrating the next-generation test’s ability to help approximately 70% of patients with indeterminate thyroid nodules avoid unnecessary surgery.

•
Strong performance and clinical utility data for our two flagship products, the Afirma GSC and the Percepta classifier, were shared in five presentations at major endocrinology and pulmonology conferences.

Scientific Innovation:

•	Assembled over 2,000 patient samples to advance our field-of-injury research to fuel development of a nasal swab test for early detection of lung cancer.

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

We generate substantially all our revenue from genomic testing services, including the rendering of a cytopathology diagnosis as part of the Afirma solution. For the Afirma classifier, we do not accrue revenue for approximately 5%-10% of the tests that we perform and report as complete due principally to insufficient RNA from which to render a result and tests performed for which we do not reasonably expect to be paid. Revenue from Percepta has not been significant through June 30, 2018.

Continued Adoption of and Reimbursement for our Products

     Revenue growth depends on our ability to secure coverage decisions, achieve broader reimbursement at increased levels from third-party payers, expand our base of prescribing physicians and increase our penetration in existing accounts. Because some payers consider our products experimental and investigational, we may not receive payment for tests and payments we receive may not be at acceptable levels. We expect our revenue growth to increase if more payers make a positive coverage decision or as payers enter into contracts with us, which should enhance our revenue and cash collections. To drive increased adoption of our products, we increased our sales force over the last several years, along with increasing our marketing efforts. Our sales team is structured to sell all of our products; we do not maintain a separate sales force for each product. If we are unable to expand the base of prescribing physicians and penetration within these accounts at an acceptable rate, or if we are not able to execute our strategy for increasing reimbursement, we may not be able to effectively increase our revenue. We expect to continue to see pressure from payers to limit the utilization of tests, generally, and we believe more payers are deploying cost containment tactics, such as pre-authorization and employing laboratory benefit managers to reduce utilization rates.

How We Recognize Revenue

We commenced recognizing revenue in accordance with the provisions of ASC 606, Revenue from Contracts with Customers starting January 1, 2018. Prior to January 1, 2018, we recognized revenue in accordance with the provisions of ASC 954-605, Health Care Entities - Revenue Recognition.

Most of our revenue is generated from the provision of diagnostic services. These services are completed upon the delivery of test results to the prescribing physician, at which time we bill for the services. We recognize revenue related to billings on an accrual basis based on estimates of the amount that will ultimately be realized. In determining the amount to accrue for a delivered test, we consider factors such payment history, payer coverage, whether there is a reimbursement contract between the payer and us, payment as a percentage of agreed upon rate (if applicable), amount paid per test and any current developments or changes that could impact reimbursement. These estimates require significant judgment by management.

As of June 30, 2018 and December 31, 2017, cumulative amounts billed at list price for tests processed which were not recognized as revenue upon delivery of a patient report because our accrual revenue recognition criteria were not met and for which we have not collected cash or written off as uncollectible, totaled approximately $159.3 million. Of this amount, we did not collect any material amounts in the six months ended June 30, 2018.

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

The average Afirma genomic classifier reimbursement rate will change over time due to a number of factors, including medical coverage decisions by payers, the effects of contracts signed with payers, changes in allowed amounts by payers, our ability to successfully win appeals for payment, and our ability to collect cash payments from third-party payers and individual patients. Historical average reimbursement is not necessarily indicative of future average reimbursement. For the three months ended June 30, 2018, on average we accrued between $2,700 and $2,800 for the Afirma genomic classifier tests, including variants, that met our revenue recognition standard, which was between 90% - 95% of the reported Afirma classifier test volume.

From the second quarter of 2017 to the second quarter of 2018, we accrued between $1.7 million and $2.5 million in revenue per quarter from providing cytopathology services associated with our Afirma solution.

We incur expense for tests in the period in which the test is conducted and recognize revenue for tests in the period in which our revenue recognition criteria are met.

Development of Additional Products

We continue to advance our product portfolio with diagnostic tests that leverage innovations in genomic science, sequencing technology and machine learning methodologies to further improve patient care. In May 2017, we introduced Afirma GSC, supported by rigorous clinical validation data showing that the RNA sequencing-based test can help significantly more patients avoid unnecessary surgery in thyroid cancer diagnosis, compared to the original Afirma test. In March 2018, we unveiled our Afirma Xpression Atlas, which uses the same RNA sequencing platform as the Afirma GSC and enables us to extract rich genomic content - including gene expression, DNA variants and RNA fusions in over 500 genes that are associated with thyroid cancer - from thyroid FNA samples. We believe that this offering will provide clinicians with valuable genomic information that may inform surgery strategy and treatment options for patients with suspected thyroid cancer.

Together with our Afirma GSC and our tests for the BRAF v600E mutation and medullary thyroid cancer (Malignancy Classifiers), the Afirma Xpression Atlas rounds out a comprehensive solution for physicians evaluating thyroid nodules. This innovation also enables us to enter into research collaboration with biopharmaceutical companies, which is intended to support their development of targeted therapies for genetically defined cancers, including thyroid cancer.

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

Financial Overview

Revenue

Through June 30, 2018, we derived substantially all of our revenue from the sale of Afirma, delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of cash collection from the third-party payer and individual patients. Third-party payers in excess of 10% of revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Medicare	28%	26%	28%	26%
UnitedHealthcare	12%	15%	12%	14%
	40%	41%	40%	40%

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

Research and Development

Research and development expenses include expenses incurred to develop our technology, collect clinical samples and conduct clinical studies to develop and support our products and pipeline. These expenses consist of compensation expenses, direct research and development expenses such as prototype materials, laboratory supplies and costs associated with setting up and conducting clinical studies at domestic and international sites, professional fees, depreciation and amortization, other miscellaneous expenses and allocation of facility and information technology expenses. We expense all research and development costs in the periods in which they are incurred. We expect to incur significant research and development expenses as we continue to invest in research and development activities related to developing additional products and evaluating various platforms. We incurred research and development expenses on ongoing evidence development for our Afirma, Percepta and Envisia classifiers in 2017 and the first half of 2018, and expect to continue doing so in the remainder of 2018.

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

General and Administrative

General and administrative expenses include compensation expenses for executive officers and administrative, billing and client service personnel, professional fees for legal and audit services, occupancy costs, depreciation and amortization, and other expenses such as information technology and miscellaneous expenses offset by allocation of facility and information technology expenses to other functions. For the six months ended June 30, 2018, approximately 66% of the headcount classified as general and administrative encompass our billing and customer care teams. We expect general and administrative expenses to continue to increase as we build our general and administration infrastructure and to stabilize thereafter.

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

Other Income, Net

Other income, net consists primarily of sublease rental income and interest income received from payers and from our cash equivalents.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2018 and 2017 (In Thousands of Dollars, Except Percentages and Genomic Classifiers Reported)

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	%	2018	2017	Change	%
Revenue	$22,751	$18,406	$4,345	24%	$42,792	$34,838	$7,954	23%
Operating expense:
Cost of revenue	8,246	6,960	1,286	18%	16,113	13,257	2,856	22%
Research and development	4,601	3,603	998	28%	8,276	7,633	643	8%
Selling and marketing	9,623	7,994	1,629	20%	21,166	15,330	5,836	38%
General and administrative	5,932	6,192	(260)	(4)%	11,576	12,211	(635)	(5)%
Intangible asset amortization	266	266	—	—%	533	533	—	—%
Total operating expenses	28,668	25,015	3,653	15%	57,664	48,964	8,700	18%
Loss from operations	(5,917)	(6,609)	692	(10)%	(14,872)	(14,126)	(746)	5%
Interest expense	(481)	(808)	327	(40)%	(929)	(1,608)	679	(42)%
Other income (expense), net	150	119	31	26%	376	219	157	72%
Net loss and comprehensive loss	$(6,248)	$(7,298)	$1,050	(14)%	$(15,425)	$(15,515)	$90	(1)%
Other Operating Data:
Genomic classifiers reported	7,686	6,506	1,180	18%	14,550	12,340	2,210	18%

Revenue

Revenue increased $4.3 million, or 24%, for the three months ended June 30, 2018 compared to the same period in 2017 primarily due to an 18% volume increase in genomic classifiers and an increase in the accrual rate for our Afirma genomic classifiers. In the three months ended June 30, 2018, we also recognized $0.5 million of biopharmaceutical service revenue and $0.4 million of revenue for Percepta, the volume for which is included in the number of genomic classifiers reported. We also make adjustments, as necessary, for tests accrued in prior quarters as collections are made if the amount we expect to ultimately collect changes. The adjustment for tests accrued in prior quarters increased revenue by $0.5 million and $1.0 million for the three months ended June 30, 2018 and 2017, respectively, a net decrease of $0.5 million between the periods.

Revenue increased $8.0 million, or 23%, for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to an 18% volume increase in genomic classifiers and an increase in the accrual rate for our Afirma genomic classifiers. In the six months ended June 30, 2018, we also recognized $0.6 million of revenue for Percepta, the volume for which is included in the number of genomic classifiers reported, and $0.5 million of biopharmaceutical service revenue. We also make adjustments, as necessary, for tests accrued in prior quarters as collections are made if the amount we expect to ultimately collect changes. The adjustment for tests accrued in prior quarters increased revenue by $1.2 million and $1.0 million for the six months ended June 30, 2018 and 2017, respectively, a net increase of $0.2 million between the periods.

Cost of revenue

Comparison of the three and six months ended June 30, 2018 and 2017 is as follows (in thousands of dollars, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	%	2018	2017	Change	%
Cost of revenue:
Laboratory costs	$4,817	$3,491	$1,326	38%	$8,984	$6,608	$2,376	36%
Sample collection costs	1,070	864	206	24%	2,084	1,673	411	25%
Compensation expense	1,035	944	91	10%	2,184	1,816	368	20%
License fees and royalties	282	793	(511)	(64)%	740	1,511	(771)	(51)%
Depreciation and amortization	190	134	56	42%	755	536	219	41%
Other expenses	383	292	91	31%	390	251	139	55%
Allocations	469	442	27	6%	976	862	114	13%
Total	$8,246	$6,960	$1,286	18%	$16,113	$13,257	$2,856	22%

Cost of revenue increased $1.3 million or 18%, for the three months ended June 30, 2018 compared to the same period in 2017. Reported genomic classifiers volume increased 18% and cytopathology volume declined 3%. Commencing in the second half of 2017, we began transitioning customers to our next-generation Afirma GSC, while running dual platforms to support the transition from its predecessor, the Afirma GEC. As a result, we have experienced higher costs per test to support running dual platforms in our laboratory. We recently received final state regulatory approvals for the transition and expect to be substantially complete with the transition to the Afirma GSC by September 30, 2018. The increase in laboratory costs is due principally to the transition to the Afirma GSC. The increase in sample collection costs is primarily related to the increase in the overall volume of samples received, including the recent launch of our Percepta Bronchial Genomic Classifier. Compensation expense increased due to an average laboratory headcount increase of 10%. The decrease in license fees and royalties is due to the continued transition to the Afirma GSC, for which we do not pay license fees like we do for the Afirma GEC. In total, we expect any savings from license fees to be used to pay laboratory costs for our GSC test. The increase in other expenses is primarily due to equipment maintenance costs and laboratory supplies.

Cost of revenue increased $2.9 million or 22%, for the six months ended June 30, 2018 compared to the same period in 2017. Reported genomic classifiers volume increased 18% and cytopathology volume declined 3%. Commencing in the second half of 2017, we began transitioning customers to our next-generation Afirma GSC, while running dual platforms to support the transition from its predecessor, the Afirma GEC. As a result, we have experienced higher costs per test to support running dual platforms in our laboratory. We recently received final state regulatory approvals for the transition and expect to be to substantially complete with the transition to the Afirma GSC by September 30, 2018. The increase in laboratory costs is due principally to the transition to the Afirma GSC. The increase in sample collection costs is primarily related to the increase in the overall volume of samples received, including the recent launch of our Percepta Bronchial Genomic Classifier. Compensation expense increased due to an average laboratory headcount increase of 11%. The decrease in license fees and royalties is due to the continued transition to the Afirma GSC, for which we do not pay license fees like we do for the Afirma GEC. In total, we expect any savings from license fees to be used to pay laboratory costs for our GSC test. The increase in other expenses is primarily due to equipment maintenance costs and laboratory supplies.

Research and development

Comparison of the three and six months ended June 30, 2018 and 2017 is as follows (in thousands of dollars, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	%	2018	2017	Change	%
Research and development expense:
Compensation expense	$2,013	$2,129	$(116)	(5)%	$4,317	$4,349	$(32)	(1)%
Direct research and development expense	1,780	576	1,204	209%	2,391	1,574	817	52%
Professional fees	264	266	(2)	(1)%	471	465	6	1%
Depreciation and amortization	111	122	(11)	(9)%	217	235	(18)	(8)%
Other expenses	130	173	(43)	(25)%	244	326	(82)	(25)%
Allocations	303	337	(34)	(10)%	636	684	(48)	(7)%
Total	$4,601	$3,603	$998	28%	$8,276	$7,633	$643	8%

Research and development expense increased $1.0 million, or 28%, for the three months ended June 30, 2018 compared to the same period in 2017, primarily attributable to one-time sequencing costs associated with research and development projects. The decrease in compensation expense was primarily due to a 10% decrease in the average headcount. The increase in direct research and development expense was due materials and supplies purchased for research and development experiments.

Research and development expense increased $643,000 or 8%, for the six months ended June 30, 2018 compared to the same period in 2017, primarily attributable to one-time sequencing costs associated with research and development projects. Compensation expense decreased slightly, primarily due to an 8% decrease in average headcount, partially offset by severance costs. The increase in direct research and development expense was due to materials and supplies purchased for research and development experiments.

Selling and marketing

Comparison of the three and six months ended June 30, 2018 and 2017 is as follows (in thousands of dollars, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	%	2018	2017	Change	%
Selling and marketing expense:
Compensation expense	$5,517	$4,480	$1,037	23%	$13,378	$8,735	$4,643	53%
Direct marketing expense	1,512	1,658	(146)	(9)%	2,651	3,046	(395)	(13)%
Genzyme co-promotion expense, net	—	—	—		—	3	(3)	(100)%
Professional fees	314	326	(12)	(4)%	640	556	84	15%
Other expenses	1,707	1,060	647	61%	3,323	2,081	1,242	60%
Allocations	573	470	103	22%	1,174	909	265	29%
Total	$9,623	$7,994	$1,629	20%	$21,166	$15,330	$5,836	38%

Selling and marketing expense increased $1.6 million, or 20%, for the three months ended June 30, 2018 compared to the same period in 2017, principally due to a 35% increase in average headcount, increased incentive compensation and to a lesser extent, increased travel and entertainment expense classified under other expenses. The decrease in direct marketing expense was primarily due to lower trade show costs, partially offset by higher speaker fees.

Selling and marketing expense increased $5.8 million, or 38%, for the six months ended June 30, 2018 compared to the same period in 2017, principally due to a 33% increase in average headcount, increased incentive compensation and to a lesser extent, increased travel and entertainment expense classified under other expenses. The decrease in direct marketing expense was primarily due to a corporate rebranding initiative in the three months ended March 31, 2017 and lower trade show costs, partially offset by higher speaker fees.

General and administrative

Comparison of the three and six months ended June 30, 2018 and 2017 is as follows (in thousands of dollars, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	%	2018	2017	Change	%
General and administrative expense:
Compensation expense	$3,879	$4,008	$(129)	(3)%	$7,659	$7,988	$(329)	(4)%
Professional fees	1,564	1,613	(49)	(3)%	2,963	3,101	(138)	(4)%
Occupancy costs	596	529	67	13%	1,215	1,048	167	16%
Depreciation and amortization	420	422	(2)	—%	827	826	1	—%
Other expenses	819	869	(50)	(6)%	1,697	1,703	(6)	—%
Allocations	(1,346)	(1,249)	(97)	8%	(2,785)	(2,455)	(330)	13%
Total	$5,932	$6,192	$(260)	(4)%	$11,576	$12,211	$(635)	(5)%

General and administrative expense decreased $260,000, or 4%, for the three months ended June 30, 2018 compared to the same period in 2017. The decrease in compensation expense was due to a 4% decrease in average headcount for the three months ended June 30, 2018 as compared to the same period in 2017. The increase in occupancy costs was due to higher maintenance charges.

General and administrative expense decreased $635,000, or 5%, for the six months ended June 30, 2018 compared to the same period in 2017. The decrease in compensation expense was due to a 2% decrease in average headcount for the six months ended June 30, 2018 as compared to the same period in 2017. The increase in occupancy costs was due to higher maintenance charges.

 Interest expense

Interest expense decreased $327,000 or 40% for the three months ended June 30, 2018 compared to the same period in 2017 due to a decrease in the effective interest rate to 7.9%, under the Loan and Security Agreement as of June 30, 2018, as compared to 12.3% as of June 30, 2017, under the credit agreement that was in place at that time.

Interest expense decreased $679,000 or 42% for the six months ended June 30, 2018 compared to the same period in 2017 due to a decrease in the effective interest rate to 7.9%, under the Loan and Security Agreement as of June 30, 2018, as compared to 12.3% as of June 30, 2017, under the credit agreement that was in place at that time.

Other income, net

Other income, net, increased $31,000 for the three months ended June 30, 2018 compared to the same period in 2017 primarily due to higher interest income from our money market investments.

Other income, net, increased $157,000 for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to the tax benefit from the legal settlement regarding short-swing profits and higher interest income from our money market investments.

Liquidity and Capital Resources

We have incurred net losses since our inception. For the six months ended June 30, 2018, we had a net loss of $15.4 million, and as of June 30, 2018, we had an accumulated deficit of $226.5 million. We expect to incur additional losses in the future and may never achieve revenue sufficient to offset our expenses.

We believe our existing cash and cash equivalents of $23.8 million as of June 30, 2018, our available revolving line of credit, and our revenue during the next 12 months will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We expect that our near- and longer-term liquidity requirements will continue to consist of costs to run our laboratories, research and development expenses, selling and marketing expenses, general and administrative expenses, working capital, costs to service our Loan and Security Agreement, capital expenditures and general corporate expenses associated with the growth of our business. However, we may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to generate revenue to finance our cash requirements, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. If we raise funds by issuing equity securities, dilution to stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, restrictions on our cash pursuant to the terms of our Loan and Security Agreement and other operating restrictions that could adversely affect our ability to conduct our business. Our Loan and Security Agreement imposes restrictions on our operations, increases our fixed payment obligations and has restrictive covenants. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third-party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives, or forgo potential acquisitions or investments. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to us.

Loan and Security Agreement
On November 3, 2017, we entered into the Loan and Security Agreement with Silicon Valley Bank. The Loan and Security Agreement allows us to borrow up to $35.0 million, with a $25.0 million term, or Term Loan, and a revolving line of credit of up to $10.0 million, or the Revolving Line of Credit, subject to, with respect to the Revolving Line of Credit, a borrowing base of 85% of eligible accounts receivable. The Term Loan was advanced upon the closing of the Loan and Security Agreement. Borrowings under the Loan and Security Agreement mature in October 2022. The Term Loan bears interest at a variable rate equal to (i) the thirty-day U.S. London Interbank Offer Rate, or LIBOR, plus (ii) 4.20%, with a minimum rate of 5.43% per annum. Principal amounts outstanding under the Revolving Line of Credit bear interest at a variable rate equal to (i) LIBOR plus (ii) 3.50%, with a minimum rate of 4.70% per annum. We are also required to pay an annual facility fee on the Revolving Line of Credit of $25,000. The effective interest rate was 7.9% for the six months ended June 30, 2018.
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

The Loan and Security Agreement contains customary representations, warranties, and events of default such as a material adverse change in our business, operations or financial conditions, as well as affirmative and negative covenants. The negative covenants include, among other provisions, covenants that limit or restrict our ability to incur liens, make investments, incur indebtedness, merge with or acquire other entities, dispose of assets, make dividends or other distributions to holders of our equity interests, engage in any new line of business, or enter into certain transactions with affiliates, in each case subject to certain exceptions. As of June 30, 2018, the principal balance outstanding was $25.0 million and we were in compliance with debt covenants.
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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2018 and 2017 (in thousands of dollars):

	Six Months Ended June 30,
	2018	2017
Cash used in operating activities	$(10,512)	$(12,996)
Cash used in investing activities	(761)	(288)
Cash provided by financing activities	1,140	528

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2018 was $10.5 million. The net loss of $15.4 million includes non-cash charges of $2.9 million of stock-based compensation expense and $2.0 million of depreciation and amortization, which includes $0.5 million of intangible asset amortization. Cash used as a result of changes in operating assets and liabilities was flat, comprised of a decrease in supplies inventory of $2.3 million, a decrease in prepaid expenses and other assets of $0.1 million and an increase in accrued liabilities and deferred rent of $0.1 million, offset by a decrease in accounts payable of $1.9 million, an increase in accounts receivable of $0.3 million and an increase in other assets of $0.3 million.

Cash used in operating activities for the six months ended June 30, 2017 was $13.0 million. The net loss of $15.5 million includes non-cash charges of $3.2 million of stock-based compensation expense and $1.8 million of depreciation and amortization, which includes $0.5 million of intangible asset amortization. Cash used as a result of changes in operating assets and liabilities of $2.6 million was primarily due to an increase in accounts receivable of $2.3 million, and a net decrease in accounts payable, accrued liabilities and deferred rent of $0.5 million, primarily from the payment of annual bonuses.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2018 was $0.8 million for the acquisition of property and equipment.

Cash used in investing activities for the six months ended June 30, 2017 was $0.7 million for the acquisition of property and equipment, partially offset by $0.4 million of proceeds from the sale of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2018 was $1.1 million, consisting of $0.9 million in proceeds from the purchase of stock under our Employee Stock Purchase Plan, or ESPP, and exercise of options to purchase our common stock and $0.4 million in proceeds from a legal settlement, partially offset by capital lease payments of $0.1 million during the period.

Cash provided by financing activities for the six months ended June 30, 2017 was $0.5 million, consisting of $0.5 million in proceeds from the purchase of stock under our ESPP and exercise of options to purchase our common stock and $0.2 million in cost reimbursements received related to our issuance of common stock in a public offering in the fourth quarter of 2016 offset by capital lease payments of $0.1 million during the period.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $23.8 million as of June 30, 2018 which include bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited interim condensed financial statements. Under our Loan and Security Agreement, we pay interest on any outstanding balances under this agreement based on a variable market rate. A significant change in these market rates may adversely affect our operating results.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

We are an emerging growth company with a history of losses, and we expect to incur net losses for the foreseeable future and may never achieve or sustain profitability.

We have incurred net losses since our inception. For the six months ended June 30, 2018, we had a net loss of $15.4 million and as of June 30, 2018, we had an accumulated deficit of $226.5 million. We expect to incur additional losses in the future, and we may never achieve revenue sufficient to offset our expenses. Over the next couple of years, we expect to continue to devote substantially all of our resources to increase adoption of, and reimbursement for our Afirma tests, Percepta, our lung cancer test which we launched in April 2015, Envisia, our test for idiopathic pulmonary fibrosis, or IPF, which we launched in October 2016, and the development of additional tests. We may never achieve or sustain profitability, and our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

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

Revenue for tests performed on patients covered by Medicare and UnitedHealthcare was 28% and 12%, respectively, of our revenue for the six months ended June 30, 2018, compared with 26% and 14%, respectively, for the six months ended June 30, 2017. The percentage of our revenue derived from significant payers is expected to fluctuate from period to period as our revenue fluctuates, as additional payers provide reimbursement for our tests or if one or more payers were to stop reimbursing for our tests or change their reimbursed amounts. Effective January 2012, Palmetto GBA, the regional Medicare Administrative Contractor, or MAC, that handled claims processing for Medicare services over our jurisdiction at that time, issued coverage and payment determinations for the Afirma Gene Expression Classifier, or GEC. Afirma GSC is now covered by Noridian Healthcare Solutions, the current MAC for our jurisdiction, through the Molecular Diagnostics Services Program, or MolDX program, administered by Palmetto GBA, under a Local Coverage Determination, or LCD.

Noridian Healthcare Solutions issued an LCD for Percepta effective for services performed on or after May 2017. This coverage policy requires us to establish and maintain a Certification and Training Registry program and make Percepta available only to certain Medicare patients through physicians who participate in this program. Failure by us or physicians to comply with the requirements of the Certification and Training Registry program could lead to loss of Medicare coverage for Percepta, which could have an adverse effect on our revenue.

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

We recognize test revenue upon delivery of the patient report to the prescribing physician based on the amount we expect to ultimately realize. We determine the amount we expect to ultimately realize based on payer reimbursement history, contracts, and coverage. Upon ultimate collection, the amount received is compared to the estimates and the amount accrued is adjusted accordingly. We cannot be certain as to when we will receive payment for our diagnostic tests, and we must appeal negative payment decisions, which delays collections. Should judgments underlying estimated reimbursement change or were incorrect at the time we accrued such revenue, our financial results could be negatively impacted in future quarters. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. In addition, these fluctuations in revenue may make it difficult for us, for research analysts and for investors to accurately forecast our revenue and operating results. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.

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

We rely on Thyroid Cytopathology Partners, or TCP, to provide cytopathology professional diagnoses on thyroid fine needle aspiration, or FNA, samples pursuant to a pathology services agreement. Pursuant to this agreement, TCP has the exclusive right to provide the cytopathology diagnoses on FNA samples at a fixed price per test. We have also agreed to allow TCP to co-locate in a portion of our facilities in Austin, Texas. Our agreement with TCP is effective through October 31, 2022, and thereafter automatically renews every year unless either party provides notice of intent not to renew at least 12 months prior to the end of the then-current term.

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

State legislation on reimbursement applies to Medicaid reimbursement and managed Medicaid reimbursement rates within that state. Some states have passed or proposed legislation that would revise reimbursement methodology for clinical laboratory payment rates under those Medicaid programs. For example, effective July 2015, California’s Department of Health Care Services implemented a new rate methodology for clinical laboratories and laboratory services. This methodology involves the use of a range of rates that fell between zero and 80% of the calculated California-specific Medicare rate and the calculation of a weighted average (based on units billed) of such rates.

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

In December 2016, Congress passed the 21st Century Cures Act, which, among other things, revised the process for LCDs. Starting on June 11, 2017, a MAC is required to, among other things, publish a summary of the evidence that it considered when developing an LCD, including a list of sources, and an explanation of the rationale that supports the MAC’s determinations. We cannot predict whether these revisions will delay future LCDs and result in impeded coverage for our test products, which could have a material negative impact on revenue.

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

Effective January 1, 2018, CMS revised its billing rules to allow the performing laboratory to bill Medicare directly for molecular pathology tests performed on specimens collected from hospital outpatients, even when those tests are ordered less than 14 days after the date of discharge, if certain conditions are met. We believe that our Afirma, Percepta, and Envisia classifiers should be covered by this policy. Accordingly, we are required to bill hospitals for these tests when we perform them on specimens collected from hospital outpatients and meet the conditions set forth in CMS's revised billing rules.

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

Some of the materials we use for our tests and that we may use for future tests are labeled for research use-only, or RUO, or investigational-use only, or IUO. In November 2013, the FDA finalized guidance regarding the sale and use of products labeled RUO or IUO. Among other things, the guidance advises that the FDA continues to be concerned about distribution of research or investigational-use only products intended for clinical diagnostic use and that the manufacturer’s objective intent for the product’s intended use will be determined by examining the totality of circumstances, including advertising, instructions for clinical interpretation, presentations that describe clinical use, and specialized technical support, surrounding the distribution of the product in question. The FDA has advised that if evidence demonstrates that a product is inappropriately labeled for research or investigational-use only, the device would be considered misbranded and adulterated within the meaning of the Federal Food, Drug and Cosmetic Act. Some of the reagents, instruments, software or components obtained by us from suppliers for use in our products are currently labeled as RUO or IUO. If the FDA were to determine that any of these reagents, instruments, software or components are improperly labeled RUO or IUO and undertake enforcement actions, some of our suppliers might cease selling these reagents, instruments, software or components to us, and any failure to obtain an acceptable substitute could significantly and adversely affect our business, financial condition and results of operations, including increasing the cost of testing or delaying, limiting or prohibiting the purchase of reagents, instruments, software or components necessary to perform testing.

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

In addition, our research and development programs and commercial laboratory operations depend on our ability to attract and retain highly skilled scientists. We may not be able to attract or retain qualified scientists and technicians in the future due to the intense competition for qualified personnel among life science businesses, particularly in the San Francisco Bay Area. Our success in the development and commercialization of advanced diagnostics requires a significant medical and clinical staff to conduct studies and educate physicians and payers on the merits of our tests in order to achieve adoption and reimbursement. We are in a highly competitive industry to attract and retain this talent. As a public company located in the San Francisco Bay Area, we also face intense competition for highly skilled finance and accounting personnel. If we are unable to attract and retain finance and accounting personnel experienced in public company financial reporting, we risk being unable to close our books and file our public documents on a timely basis. Additionally, our success depends on our ability to attract and retain qualified sales people. We recently significantly expanded our sales force as we invest in our multi-product sales strategy, which includes assignment of a single contact to successfully develop and implement relationships with our customers. There can be no assurance that we will be successful in maintaining and growing our business. Additionally, as we increase our sales channels for new tests we commercialize, including the Percepta and Envisia tests, we may have difficulties recruiting and training additional sales personnel or retaining qualified salespeople, which could cause a delay or decline in the rate of adoption of our tests. Finally, our business requires specialized capabilities in reimbursement, billing, and other areas and there may be a shortage of qualified individuals. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to support our research and development, clinical laboratory, sales and reimbursement, billing and finance efforts. All of our employees are at will, which means that either we or the employee may terminate their employment at any time. We do not carry key man insurance for any of our employees.

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

We use standard industry billing codes, known as CPT codes, to bill for cytopathology. In addition, we use the CPT code 81545 to bill for our Afirma classifier. CPT codes do not exist for our other proprietary molecular diagnostic tests. Therefore, until such time that we are assigned and are able to use a designated CPT code specific to Percepta and Envisia, we use “unlisted” codes for claim submissions, which can lead to delays in payors adjudicating our claims or denying payment altogether. Moreover, these codes can change over time. When codes change, there is a risk of an error being made in the claim adjudication process. These errors can occur with claims submission, third-party transmission or in the processing of the claim by the payer. Claim adjudication errors may result in a delay in payment processing or a reduction in the amount of the payment received. Coding changes, therefore, may have an adverse effect on our revenues. Even when we receive a designated CPT code specific to our tests, such as the 81545 code for the Afirma GEC that became effective January 1, 2016, there can be no assurance that payers will recognize these codes in a timely manner or that the process of transitioning to such a code and updating their billing systems and ours will not result in errors, delays in payments and a related increase in accounts receivable balances.

As we introduce new tests, we will need to add new codes to our billing process as well as our financial reporting systems. Failure or delays in effecting these changes in external billing and internal systems and processes could negatively affect our collection rates, revenue and cost of collecting.

Additionally, our billing activities require us to implement compliance procedures and oversight, train and monitor our employees, challenge coverage and payment denials, assist patients in appealing claims, and undertake internal audits to evaluate compliance with applicable laws and regulations as well as internal compliance policies and procedures. Payers also conduct external audits to evaluate payments, which add further complexity to the billing process. If the payer makes an overpayment determination, there is a risk that we may be required to return some portion of prior payments we have received. Additionally, the ACA established a requirement for providers and suppliers to report and return any overpayments received from government payors under the Medicare and Medicaid programs within 60 days of identification. Failure to identify and return such overpayments exposes the provider or supplier to liability under federal false claims laws. These billing complexities, and the related uncertainty in obtaining payment for our tests, could negatively affect our revenue and cash flow, our ability to achieve profitability, and the consistency and comparability of our results of operations.

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

In addition, the interpretation and application of consumer, health-related and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. Recent developments in Europe have created compliance uncertainty regarding the processing of personal data from Europe. For example, the General Data Protection Regulation (“GDPR”), which became effective in the European Union on May 25, 2018, applies to our activities conducted from an establishment in the EU or related to products and services that we offer to European Union users. The GDPR creates new compliance obligations applicable to our business, which could cause us to change our business practices, and increases financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements). As a result, we may need to modify the way we treat such information.

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

We apply for and in-license patents covering our products and technologies and uses thereof, as we deem appropriate, however we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. We have 22 issued patents that expire between 2029 and 2032 related to methods used in the Afirma diagnostic platform, in addition to 15 pending U.S. utility patent applications, and two U.S. provisional patent applications. Some of these U.S. utility patent applications have pending foreign counterparts. We also exclusively licensed intellectual property, including rights to four issued patents that will expire between 2030 and 2032, and three pending U.S. utility patent applications in the thyroid space that would expire between 2030 and 2033 once issued, related to methods that are used in the Afirma diagnostic test, some of which have foreign counterparts. In the lung diagnostic space, we have exclusively licensed intellectual property rights to nine pending patent applications and eight issued patents. Patents issuing from the licensed portfolio will expire between 2024 and 2028. In addition, we own a pending Patent Cooperation Treaty, or PCT, patent application, a pending U.S. utility patent application and pending foreign counterpart patent applications in Australia, Canada, China, Europe, Japan, and South Korea related to our Percepta test. We also own one U.S. patent application and one counterpart European patent application related to another lung disease, and two pending U.S. patent applications, five patent applications abroad, and one PCT patent application related to Envisia. Any patents granted from our current lung cancer patent applications will expire no earlier than 2035 and those from the interstitial lung disease patent applications will expire no earlier than 2034. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. We may not be successful in defending any challenges made against our patents or patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents and increased competition to our business. The outcome of patent litigation can be uncertain and any attempt by us to enforce our patent rights against others may not be successful, or, if successful, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business.

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
U.S. GAAP is subject to interpretation by the Financial Accounting Standards Board, the Securities and Exchange Commission, or the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.
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

As of July 17, 2018, directors and executive officers and their affiliates beneficially owned, in the aggregate, 14% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third-party from acquiring control over us.

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

ITEM 6.  EXHIBITS

Exhibit Number	Description
31.1*	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
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

Date: July 23, 2018

VERACYTE, INC.

By:	/s/ KEITH KENNEDY
Keith Kennedy Chief Financial Officer (Principal Financial and Accounting Officer)