Form 10-Q
period 2018-09-30
VERACYTE, INC.
filed 2018-10-29
CIK 1384101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________

FORM 10-Q
  ________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
  ________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of October 25, 2018, there were 40,538,779 shares of common stock, par value $0.001 per share, outstanding.

VERACYTE, INC.

i

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

VERACYTE, INC.

Condensed Balance Sheets

(In thousands of dollars, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$77,846	$33,891
Accounts receivable	12,262	12,716
Supplies	3,463	5,324
Prepaid expenses and other current assets	1,803	1,997
Total current assets	95,374	53,928
Property and equipment, net	8,939	9,688
Finite-lived intangible assets, net	12,267	13,067
Goodwill	1,057	1,057
Restricted cash	603	603
Other assets	837	326
Total assets	$119,077	$78,669
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,175	$3,853
Accrued liabilities	9,261	8,175
Total current liabilities	10,436	12,028
Long-term debt	25,192	24,938
Capital lease liability, net of current portion	79	308
Deferred rent, net of current portion	3,953	4,170
Total liabilities	39,660	41,444
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 40,535,674 and 34,210,388 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	41	34
Additional paid-in capital	310,357	248,278
Accumulated deficit	(230,981)	(211,087)
Total stockholders’ equity	79,417	37,225
Total liabilities and stockholders’ equity	$119,077	$78,669

The accompanying notes are an integral part of these financial statements.

VERACYTE, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands of dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$23,466	$17,519	$66,258	$52,357
Operating expenses:
Cost of revenue	8,261	7,169	24,374	20,426
Research and development	3,419	3,046	11,695	10,679
Selling and marketing	10,081	7,885	31,247	23,215
General and administrative	5,742	5,520	17,318	17,731
Intangible asset amortization	267	267	800	800
Total operating expenses	27,770	23,887	85,434	72,851
Loss from operations	(4,304)	(6,368)	(19,176)	(20,494)
Interest expense	(498)	(815)	(1,427)	(2,423)
Other income, net	333	134	709	353
Net loss and comprehensive loss	$(4,469)	$(7,049)	$(19,894)	$(22,564)
Net loss per common share, basic and diluted	$(0.12)	$(0.21)	$(0.56)	$(0.67)
Shares used to compute net loss per common share, basic and diluted	38,620,036	33,946,748	35,769,623	33,881,705

The accompanying notes are an integral part of these financial statements.

VERACYTE, INC.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands of dollars)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(19,894)	$(22,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,950	2,839
Stock-based compensation	4,425	4,825
Other income	(93)	—
Amortization of debt issuance costs	24	79
Interest on end-of-term debt obligation	230	—
Changes in operating assets and liabilities:
Accounts receivable	454	(2,879)
Supplies	1,861	(285)
Prepaid expenses and current other assets	61	240
Other assets	(511)	(44)
Accounts payable	(2,636)	891
Accrued liabilities and deferred rent	834	(1,201)
Net cash used in operating activities	(12,295)	(18,099)
Investing activities
Purchases of property and equipment	(1,420)	(1,455)
Proceeds from sale of property and equipment	—	440
Net cash used in investing activities	(1,420)	(1,015)
Financing activities
Proceeds from the issuance of common stock in a public offering, net of costs	55,039	200
Proceeds from legal settlement regarding short-swing profits	403	—
Payment of capital lease liability	(217)	(204)
Proceeds from the exercise of common stock options and employee stock purchases	2,445	974
Net cash provided by financing activities	57,670	970
Net increase (decrease) in cash, cash equivalents and restricted cash	43,955	(18,144)
Cash, cash equivalents and restricted cash at beginning of period	34,494	59,942
Cash, cash equivalents and restricted cash at end of period	$78,449	$41,798
Supplementary cash flow information of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$23	$188
Interest paid on debt	$1,235	$2,318

Cash, Cash Equivalents and Restricted Cash:

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$77,846	$33,891
Restricted cash	603	603
Total cash, cash equivalents and restricted cash	$78,449	$34,494

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

Since the Company's founding in 2008, it has commercialized three products:

Afirma Thyroid FNA Analysis - Includes the next-generation Afirma Genomic Sequencing Classifier, or GSC, and its predecessor, the Afirma Gene Expression Classifier, or GEC, that is used to identify patients with benign thyroid nodules among those with indeterminate cytopathology results in order to preserve the thyroid. The Afirma classifier was developed using machine learning that is based on ensemble methods in which multiple algorithms - each playing its own role - are used to interpret large amounts of ribonucleic acid, or RNA, sequencing genomic data and obtain a better predictive performance than any single algorithm.

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

Envisia Genomic Classifier - The Envisia classifier is designed to improve physicians’ ability to differentiate idiopathic pulmonary fibrosis, or IPF, from other interstitial lung diseases, or ILD, without the need for invasive and potentially risky surgery. The Envisia classifier was developed using machine learning coupled with powerful, deep RNA sequencing to detect the presence or absence of usual interstitial pneumonia, or UIP, a classic diagnostic pattern whose presence is essential for the diagnosis of IPF.

All of the Company's testing services are made available through its clinical reference laboratories located in South San Francisco, California and Austin, Texas, both of which meet required federal and state licensing requirements.

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet as of September 30, 2018, the condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017, and the condensed statements of cash flows for the nine months ended September 30, 2018 and 2017 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed balance sheet at December 31, 2017 has been derived from audited financial statements. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results expected for the full year or any other period.

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

Issuance of Common Stock in a Public Offering

In July 2018, the Company issued and sold 5,750,000 shares of common stock in a registered public offering, including the underwriters' exercise in full of their option to purchase an additional 750,000 shares, at a price to the public of $10.25 per share. The Company's net proceeds from the offering were approximately $55.0 million, after deducting underwriting commissions and offering expenses of $3.9 million.

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

Through September 30, 2018, substantially all of the Company’s revenue has been derived from the sale of Afirma. To date, Afirma has been delivered primarily to physicians in the United States. The Company’s third-party payers in excess of 10% of revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Medicare	29%	26%	28%	26%
UnitedHealthcare	13%	14%	12%	14%
	42%	40%	40%	40%

The Company’s significant third-party payers and their related accounts receivable balance as a percentage of total accounts receivable were as follows:

	September 30, 2018	December 31, 2017
Medicare	17%	22%
UnitedHealthcare	11%	9%

No other third-party payer represented more than 10% of the Company’s accounts receivable balances as of those dates.

Restricted Cash

The Company had deposits of $603,000 included in long-term assets as of September 30, 2018 and December 31, 2017, restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of the Company’s South San Francisco facility.

Revenue Recognition

The Company commenced recognizing revenue in accordance with the provisions of ASC 606, Revenue from Contracts with Customers, or ASC 606, starting January 1, 2018. Prior to January 1, 2018, the Company recognized revenue in accordance with the provisions of ASC 954-605, Health Care Entities - Revenue Recognition, or ASC 954.

Revenue from Diagnostic Services

Most of the Company’s revenue is generated from the provision of diagnostic services. These services are completed upon the delivery of test results to the prescribing physician, at which time the Company bills for the services. The Company recognizes revenue related to billings based on estimates of the amount that will ultimately be realized. In determining the amount to accrue for a delivered test, the Company considers factors such as payment history, payer coverage, whether there is a reimbursement contract between the payer and the Company, payment as a percentage of agreed upon rate (if applicable), amount paid per test and any current developments or changes that could impact reimbursement. These estimates require significant judgment by management.

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method, which requires a cumulative catch-up adjustment as if the Company had recognized revenue under ASC 606 from January 1, 2016 to December 31, 2017. Prior to January 1, 2018, the Company recognized revenue in accordance with ASC 954 and recognized revenue for tests delivered on an accrual basis when amounts that will ultimately be realized could be reasonably estimated, and on the cash basis when there was insufficient information to estimate revenue accruals. There was sufficient payment history for the Company to substantially accrue all revenue upon delivery of test results starting July 1, 2016 and the Company continued to recognize revenue upon cash receipt for unaccrued tests that were delivered prior to July 1, 2016. There was no revenue recognized on the cash basis for the three and nine months ended September 30, 2018 and revenue recognized on the cash basis for the three and nine months ended September 30, 2017 was $262,000 and $2.4 million, respectively.

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

During the first nine months of 2018, the Company collected cash in excess of the revenue recognized for certain tests delivered prior to July 1, 2018. As a result, the Company changed its estimate of the amounts to be recognized for these tests and recognized an additional net $0.5 million and $1.7 million of revenue for the three and nine months ended September 30, 2018, respectively. These changes in estimates resulted in decreases in loss from operations of $0.5 million and $1.7 million and decreases in loss per share of approximately $0.01 and $0.05 for the three and nine months ended September 30, 2018, respectively.

Biopharmaceutical Services

On April 9, 2018, the Company entered into an agreement with a biopharmaceutical company whereby the Company agreed to provide certain tissue samples and other services in exchange for agreed-upon fees. During the quarter ended June 30, 2018, the Company recognized $450,000 of revenue upon deliveries of tissue samples and the Company received $500,000 for other services, which will be recognized ratably during the quarters ended September 30 and December 31, 2018 as the services are performed. Thereafter, the Company expects to receive approximately $250,000 per quarter as services are performed and may also recognize revenue related to the deliveries of additional tissue samples as long as the agreement is not terminated. The agreement has a term of one year with an automatic renewal of one year and the biopharmaceutical company may terminate the agreement at any time with at least 90 days' notice. The Company evaluated the accounting for this agreement under ASC 606 and concluded the performance obligations thereunder are the deliveries of tissue samples and performance of services, both of which are distinct. There were no deliveries of tissue samples for the three months ended September 30, 2018 and the Company recognized revenue of $450,000 for the deliveries of tissue samples for the nine months ended September 30, 2018. The Company recognized service revenue of $250,000 for the three and nine months ended September 30, 2018.

Legal Settlement

In March 2018, the Company received $0.4 million as a settlement with an institutional investor that was a beneficial owner of the Company's common stock related to the disgorgement of short-swing profits pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The settlement of $0.4 million was recognized as additional paid-in capital.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842). This ASU is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The ASU will be effective for interim and annual periods beginning after December 15, 2018. Additionally, the FASB issued ASU, No. 2018-11, Leases (Topic 842): Targeted Improvements, which offers an additional transition method whereby entities may apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings rather than application of the new leases standard at the beginning of the earliest period presented in the financial statements. The Company expects to adopt this standard beginning in 2019 and does not expect that this standard will have a material impact on its results of operations or cash flows, but that it will have a material impact on the Company’s assets and liabilities. The Company has accumulated a list of its leases and is currently in the process of quantifying the impact of adopting this ASU.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share Based Payment Accounting. Under this ASU, the accounting for share - based payments to nonemployees and employees will be substantially aligned, primarily by permitting the measurement of nonemployee awards to be fixed at the grant date. This ASU is effective for all interim and annual reporting periods beginning on or after December 15, 2018, with early adoption permitted. The Company does not expect the adoption to have a material impact to the condensed consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Shares of common stock subject to outstanding options	5,995,401	6,322,215	6,065,250	6,134,966
Employee stock purchase plan	27,117	25,481	32,513	31,944
Restricted stock units	445,598	70,000	363,896	59,945
Total common stock equivalents	6,468,116	6,417,696	6,461,659	6,226,855

3. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands of dollars):

	September 30, 2018	December 31, 2017
Accrued compensation expenses	$6,409	$5,293
Accrued other	2,852	2,882
Total accrued liabilities	$9,261	$8,175

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

The fair value of the Company’s financial assets include money market funds and a deposit for the lease of the Company's South San Francisco facility. Money market funds, included in cash and cash equivalents in the accompanying condensed balance sheets, were $77.4 million and $33.1 million as of September 30, 2018 and December 31, 2017, respectively, and are Level I assets as described above. The deposit for the lease, included in restricted cash in the accompanying condensed balance sheets, was $603,000 as of September 30, 2018 and December 31, 2017, and is a Level I asset as described above.

5. Commitments and Contingencies

Operating Leases

The Company leases its headquarters and laboratory facilities in South San Francisco, California under a non-cancelable lease agreement for approximately 59,000 square feet. The lease began in June 2015 and ends in March 2026 and contains extension of lease term options. The Company had deposits of $603,000 included in long-term assets as of September 30, 2018 and December 31, 2017, restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of the South San Francisco facility.

The Company also leases laboratory and office space in Austin, Texas under a lease that expires in January 2029 and includes options for expansion and early termination in 2025. The related cash security deposit of $139,000 as of September 30, 2018 and December 31, 2017 is included in other assets in the Company’s condensed balance sheets.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2018 are as follows (in thousands of dollars):

Year Ending December 31,
Remainder of 2018	$516
2019	2,227
2020	2,332
2021	2,401
2022	2,472
Thereafter	9,384
Total minimum lease payments	$19,332

The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Rent expense was $476,000 and $469,000 for the three months ended September 30, 2018 and 2017, respectively, and $1.4 million in each of the nine months ended September 30, 2018 and 2017.

Capital Lease

The Company entered into a capital lease in December 2016 for $1.2 million of laboratory equipment. The Company paid an upfront amount of $330,000 and the present value of the total future minimum lease payments was $874,000. As of September 30, 2018, the annual future minimum lease payments are $79,000 and $317,000 for the remainder of 2018 and 2019, respectively.

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

6. Debt

Loan and Security Agreement

On November 3, 2017, the Company entered into a loan and security agreement, or the Loan and Security Agreement, with Silicon Valley Bank. The Loan and Security Agreement allows the Company to borrow up to $35.0 million, with a $25.0 million term loan, or the Term Loan Advance, and a revolving line of credit of up to $10.0 million, or the Revolving Line of Credit. The Term Loan Advance was advanced upon the closing of the Loan and Security Agreement and was used to pay the outstanding balance of the Company’s existing long-term debt, which was canceled at that date. The Company had not drawn on the Revolving Line of Credit as of September 30, 2018. Borrowings under the Loan and Security Agreement mature on October 1, 2022. Amounts may be borrowed and repaid under the Revolving Line of Credit up until the earliest of full repayment or maturity of the Loan and Security Agreement, termination of the Loan and Security Agreement, or October 1, 2022.

The Term Loan Advance bears interest at a variable rate equal to (i) the thirty-day U.S. London Interbank Offer Rate, or LIBOR plus (ii) 4.20%, with a minimum rate of 5.34% per annum. Principal amounts outstanding under the Revolving Line of Credit bear interest at a variable rate equal to (i) LIBOR plus (ii) 3.50%, with a minimum rate of 4.70% per annum. The effective interest rate was 8.05% for the Term Loan Advance as of September 30, 2018.

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

In addition, a final payment on the Term Loan Advance in the amount of $1.2 million is due upon the earlier of the maturity date of the Term Loan Advance or its payment in full. The Loan and Security Agreement contains customary representations, warranties, and events of default such as a material adverse change in our business, operations or financial condition, as well as affirmative and negative covenants. The negative covenants include, among other provisions, covenants that limit or restrict the Company's ability to incur liens, make investments, incur indebtedness, merge with or acquire other entities, dispose of assets, make dividends or other distributions to holders of its equity interests, engage in any new line of business, or enter into certain transactions with affiliates, in each case subject to certain exceptions. The Company’s obligations under the Loan and Security Agreement are secured by substantially all of its assets (excluding intellectual property), subject to certain customary exceptions. The Loan and Security Agreement also requires the Company to achieve certain revenue levels tested quarterly on a trailing twelve-month basis. However, failure to maintain the revenue levels will not be considered a default if the sum of the Company’s unrestricted cash and cash equivalents maintained with Silicon Valley Bank and amount available under the Revolving Line of Credit is at least $40.0 million. As of September 30, 2018, the Company was in compliance with the loan covenants.

As of September 30, 2018, the net debt obligation for borrowings made under the Loan and Security Agreement was as follows (in thousands of dollars):

	September 30, 2018	December 31, 2017
Debt principal	$25,000	$25,000
End-of-term debt obligation	283	53
Unamortized debt issuance costs	(91)	(115)
Net debt obligation	$25,192	$24,938

Future principal and end-of-term debt obligation payments due under the Loan and Security Agreement are as follows (in thousands of dollars):

Year Ending December 31,
2019	$1,389
2020	8,333
2021	8,333
2022	8,132
Total	$26,187

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

7. Stockholders’ Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows:

	September 30, 2018	December 31, 2017
Stock options and restricted stock units issued and outstanding	6,581,890	6,061,081
Stock options and restricted stock units available for grant under stock option plans	1,552,554	1,133,907
Common stock available for the Employee Stock Purchase Plan	309,419	456,002
Total	8,443,863	7,650,990

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

The Company incurred $1.0 million and $1.2 million for the three months ended September 30, 2018 and 2017, respectively, and $2.9 million and $3.6 million for the nine months ended September 30, 2018 and 2017, respectively, in cytopathology testing and evaluation services expenses with TCP, which are included in cost of revenues in the Company’s condensed statements of operations and comprehensive loss. The Company’s outstanding obligations to TCP for cytopathology testing services were $289,000 and $308,000 as of September 30, 2018 and December 31, 2017, respectively, and are included in accounts payable on the accompanying condensed balance sheets.

TCP reimburses the Company for its proportionate share of the Company’s rent and related operating expenses for the leased facility. TCP’s portion of rent and related operating expenses for the shared space at the Austin, Texas facility was $32,000 and $25,000 for the three months ended September 30, 2018 and 2017, respectively, and $96,000 and $78,000 for the nine months ended September 30, 2018 and 2017, respectively, and is included in other income, net in the Company’s condensed statements of operations and comprehensive loss.

9. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and nine months ended September 30, 2018 and 2017. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

As of September 30, 2018, the Company had unrecognized tax benefits of $2.5 million, none of which would currently affect the Company’s effective tax rate if recognized due to the Company’s net deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at September 30, 2018 will significantly increase or decrease within the next 12 months. There was no interest expense or penalties related to unrecognized tax benefits recorded through September 30, 2018.

 A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most likely outcome. The Company adjusts these reserves, as well as the related interest, with consideration of changing facts and circumstances. Settlement of any particular position could require the use of cash.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering the U.S. corporate income tax rates and implementing a territorial tax system. The corporate tax rate was reduced from 35% to 21% for tax years beginning after December 31, 2017 and certain provisions exist on which to allow accelerated expensing of equipment for a portion of 2017 and for future years. These changes primarily impacted the value of the Company’s deferred tax assets with a corresponding offset to valuation allowance, both of which were recognized in the year ended December 31, 2017.

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

We deploy machine learning algorithms, which leverage comprehensive ribonucleic acid, or RNA, sequencing data, to develop tests for the improvement of diagnostic clarity for cancer and other diseases. In our thyroid and lung indications, diagnosis can be ambiguous in 15-70% of patients undergoing diagnostic evaluation depending on the indication. Our tests provide clarity of diagnosis that can in turn guide treatment decisions in 40-70% of those cases, eliminating costly, risky surgeries and other unnecessary medical procedures, improving the lives of patients and saving the healthcare system money.

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

The published evidence supporting our tests demonstrates the robustness of our science and clinical studies. Patients and physicians can access our full list of publications on our website. Over 35 studies covering our products have been published, including two landmark clinical validation papers published in The New England Journal of Medicine for the Afirma and Percepta classifiers, respectively. We continue to build upon our extensive library of clinical evidence. We also expect to continue expanding our offerings in thyroid cancer, lung cancer and interstitial lung diseases such as IPF, as well as other indications that we believe will benefit from our technology and approach.

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

Third Quarter 2018 Financial Results
For the three-month period ended September 30, 2018 as compared with the third quarter of 2017:

•	Revenue was $23.5 million, an increase of 34 percent;

•	Genomic test tolume was 8,006, an increase of 23 percent;

•	Gross margin was 65 percent, an increase of 6 percent;

•	Operating expenses, excluding cost of revenue, were $19.5 million, an increase of 17 percent;

•	Net loss and comprehensive loss was ($4.5) million, an improvement of 37 percent;

•	Basic and diluted net loss per common share was ($0.12), an improvement of 43 percent;

•	Cash Burn[1] was $2.4 million, an improvement of 58 percent; and

•	Cash and cash equivalents was $77.8 million at September 30, 2018.

For the nine-month period ended September 30, 2018, as compared with the prior year period of 2017:

•	Revenue was $66.3 million, an increase of 27 percent;

•	Genomic test volume was 22,556, an increase of 20 percent;

•	Gross margin was 63 percent, an increase of 2 percent;

•	Operating expenses, excluding cost of revenue were $61.1 million, an increase of 16 percent

•	Net loss and comprehensive loss was ($19.9) million, an improvement of 12 percent;

•	Basic and diluted net loss per common share was ($0.56), an improvement of 16 percent; and

•	Cash Burn[1] was $13.7 million, an improvement of 28 percent.

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

Because of these limitations, cash burn should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. The reconciliation of cash burn to net cash used in operating activities is provided in the tables below (in thousands of dollars):

	Three Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(1,783)	$(5,103)
Plus purchases of property and equipment	(659)	(727)
Cash burn	$(2,442)	$(5,830)
Net cash used in investing activities	$(659)	$(727)
Net cash provided by financing activities	$56,530	$442

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(12,295)	$(18,099)
Plus purchases of property and equipment	(1,420)	(1,455)
Less proceeds from the sale of property and equipment	$—	$440
Cash burn	$(13,715)	$(19,114)
Net cash used in investing activities	$(1,420)	$(1,015)
Net cash provided by financing activities	$57,670	$970

Third Quarter 2018 and Recent Business Highlights
Commercial Growth:

•
Completed national transition from the Afirma Gene Expression Classifier (GEC) to the Genomic Sequencing Classifier (GSC), retiring all GEC testing and accelerating the adoption of the Afirma Xpression Atlas for surgical and treatment decisions in the third quarter of 2018.

•	Increased the number of physicians ordering Percepta to nearly 200, across 140 institutions, primarily through a continued focus on sales and marketing initiatives, as of September 30, 2018.

•	Expanded Envisia Early Access Program sites that have submitted samples for genomic testing to 15 - exceeding the company’s expectations.

Reimbursement Expansion:

•
Received draft Medicare coverage for the Envisia Genomic Classifier through the MolDX program; upon anticipated finalization in early 2019, Veracyte will be positioned to ramp commercial adoption of Envisia and begin to grow associated revenue next year.

Evidence Development:

•
Positive performance and clinical utility data for the Afirma GSC and Xpression Atlas were presented at the American Thyroid Association annual meeting. Results show that the Afirma GSC is identifying even more benign thyroid nodules in real-world practice than was demonstrated in the company’s clinical validation study, previously published in JAMA Surgery.

•
Early results of the ongoing Percepta registry clinical utility study were presented at CHEST 2018 and show that the genomic test changed clinical decision-making and reduced invasive procedures at every evaluation time point up to 12 months post-testing.

•
Clinical validation data for the Envisia classifier were also presented at CHEST 2018 and confirm the test’s ability to improve diagnosis of idiopathic pulmonary fibrosis - without the need for surgery.

Financing:

•
In July 2018, Veracyte issued and sold 5,750,000 shares of common stock in a registered public offering, including the underwriters' exercise in full of their option to purchase an additional 750,000 shares, at a price to the public of $10.25 per share. Net proceeds from the offering were approximately $55.0 million.

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

Continued Adoption of and Reimbursement for our Products

     Revenue growth depends on our ability to secure coverage decisions, achieve broader reimbursement at increased levels from third-party payers, expand our base of prescribing physicians and increase our penetration in existing accounts. Because some payers consider our products experimental and investigational, we may not receive payment for tests and payments we receive may not be at acceptable levels. We expect our revenue growth to increase if more payers make a positive coverage decision or as payers enter into contracts with us, which should enhance our revenue and cash collections. To drive increased adoption of our products, we increased our sales force and marketing efforts over the last several years. Our sales team is structured to sell all of our products; we do not maintain a separate sales force for each product. If we are unable to expand the base of prescribing physicians and penetration within these accounts at an acceptable rate, or if we are not able to execute our strategy for increasing reimbursement, we may not be able to effectively increase our revenue. We expect to continue to see pressure from payers to limit the utilization of tests, generally, and we believe more payers are deploying cost containment tactics, such as pre-authorization and employing laboratory benefit managers to reduce utilization rates.

How We Recognize Revenue

We commenced recognizing revenue in accordance with the provisions of ASC 606, Revenue from Contracts with Customers starting January 1, 2018. Prior to January 1, 2018, we recognized revenue in accordance with the provisions of ASC 954-605, Health Care Entities - Revenue Recognition.

Most of our revenue is generated from the provision of diagnostic services. These services are completed upon the delivery of test results to the prescribing physician, at which time we bill for the services. We recognize revenue related to billings on an accrual basis based on estimates of the amount that will ultimately be realized. In determining the amount to accrue for a delivered test, we consider factors such as payment history, payer coverage, whether there is a reimbursement contract between the payer and us, payment as a percentage of agreed upon rate (if applicable), amount paid per test and any current developments or changes that could impact reimbursement. These estimates require significant judgment by management.

As of September 30, 2018 and December 31, 2017, cumulative amounts billed at list price for tests processed which were not recognized as revenue upon delivery of a patient report because our accrual revenue recognition criteria were not met and for which we have not collected cash or written off as uncollectible, totaled approximately $159.3 million. Of this amount, we did not collect any amounts in the nine months ended September 30, 2018.

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

The average Afirma genomic classifier reimbursement rate will change over time due to a number of factors, including medical coverage decisions by payers, the effects of contracts signed with payers, changes in allowed amounts by payers, our ability to successfully win appeals for payment, and our ability to collect cash payments from third-party payers and individual patients. Historical average reimbursement is not necessarily indicative of future average reimbursement. For the three months ended September 30, 2018, we accrued, on average, between $2,800 and $2,900 for the Afirma genomic classifier tests, including variants, that met our revenue recognition standard, which was between 90% - 95% of the reported Afirma classifier test volume.

From the third quarter of 2017 to the third quarter of 2018, we accrued between $2.1 million and $2.6 million in revenue per quarter from providing cytopathology services associated with our Afirma solution.

We incur expense for tests in the period in which the test is conducted and recognize revenue for tests in the period in which our revenue recognition criteria are met.

Development of Additional Products

We continue to advance our product portfolio with diagnostic tests that leverage innovations in genomic science, sequencing technology and machine learning methodologies to further improve patient care. In May 2017, we introduced the Afirma GSC, supported by rigorous clinical validation data showing that the RNA sequencing-based test can help significantly more patients avoid unnecessary surgery in thyroid cancer diagnosis, compared to the original Afirma test. In March 2018, we unveiled our Afirma Xpression Atlas, which uses the same RNA sequencing platform as the Afirma GSC and enables us to extract rich genomic content - including gene expression, DNA variants and RNA fusions in over 500 genes that are associated with thyroid cancer - from thyroid FNA samples. We believe that this offering will provide clinicians with valuable genomic information that may inform surgery strategy and treatment options for patients with suspected thyroid cancer.

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

We have also expanded our ability to provide important clinical answers - without the need for surgery - into pulmonology. Our Percepta Bronchial Genomic Classifier, introduced in April 2015, is the first genomic test to receive Medicare coverage for use in lung cancer diagnosis, where it improves the performance of diagnostic bronchoscopy. Additionally, our Envisia Genomic Classifier, launched in October 2016, is the first commercial test to improve the diagnosis of idiopathic pulmonary fibrosis among patients with a suspected interstitial lung disease. We received draft Medicare coverage for the Envisia classifier through the MolDX program in August 2018 and expect that the final policy will go into effect in early 2019.

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

Financial Overview

Revenue

Through September 30, 2018, we derived substantially all of our revenue from the sale of Afirma, delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of cash collection from the third-party payer and individual patients. Third-party payers in excess of 10% of revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Medicare	29%	26%	28%	26%
UnitedHealthcare	13%	14%	12%	14%
	42%	40%	40%	40%

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

Research and Development

Research and development expenses include expenses incurred to develop our technology, collect clinical samples and conduct clinical studies to develop and support our products and pipeline. These expenses consist of compensation expenses, direct research and development expenses such as prototype materials, laboratory supplies and costs associated with setting up and conducting clinical studies at domestic and international sites, professional fees, depreciation and amortization, other miscellaneous expenses and allocation of facility and information technology expenses. We expense all research and development costs in the periods in which they are incurred. We expect to incur significant research and development expenses as we continue to invest in research and development activities related to developing additional products and evaluating various platforms. We incurred research and development expenses on ongoing evidence development for our Afirma, Percepta and Envisia classifiers in 2017 and the first nine months of 2018, and expect to continue doing so in the remainder of 2018.

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

General and Administrative

General and administrative expenses include compensation expenses for executive officers and administrative, billing and client service personnel, professional fees for legal and audit services, occupancy costs, depreciation and amortization, and other expenses such as information technology and miscellaneous expenses offset by allocation of facility and information technology expenses to other functions. For the nine months ended September 30, 2018, approximately 66% of the headcount classified as general and administrative encompass our billing and customer care teams. We expect general and administrative expenses to continue to increase as we build our general and administration infrastructure and to stabilize thereafter.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2018 and 2017 (in thousands of dollars, except percentages and genomic classifiers reported):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change	%	2018	2017	Change	%
Revenue	$23,466	$17,519	$5,947	34%	$66,258	$52,357	$13,901	27%
Operating expense:
Cost of revenue	8,261	7,169	1,092	15%	24,374	20,426	3,948	19%
Research and development	3,419	3,046	373	12%	11,695	10,679	1,016	10%
Selling and marketing	10,081	7,885	2,196	28%	31,247	23,215	8,032	35%
General and administrative	5,742	5,520	222	4%	17,318	17,731	(413)	(2)%
Intangible asset amortization	267	267	—	—%	800	800	—	—%
Total operating expenses	27,770	23,887	3,883	16%	85,434	72,851	12,583	17%
Loss from operations	(4,304)	(6,368)	2,064	(32)%	(19,176)	(20,494)	1,318	(6)%
Interest expense	(498)	(815)	317	(39)%	(1,427)	(2,423)	996	(41)%
Other income (expense), net	333	134	199	149%	709	353	356	101%
Net loss and comprehensive loss	$(4,469)	$(7,049)	$2,580	(37)%	$(19,894)	$(22,564)	$2,670	(12)%
Other Operating Data:
Genomic classifiers reported	8,006	6,533	1,473	23%	22,556	18,873	3,683	20%

Revenue

Revenue increased $5.9 million, or 34%, for the three months ended September 30, 2018 compared to the same period in 2017 primarily due to a 23% volume increase in genomic classifiers and an increase in the accrual rate for our Afirma genomic classifiers. In the three months ended September 30, 2018, we also recognized $0.3 million of biopharmaceutical service revenue and $0.5 million of revenue for Percepta, the volume for which is included in the number of genomic classifiers reported. We also make adjustments, as necessary, for tests accrued in prior quarters as collections are made if the amount we expect to ultimately collect changes. The adjustment for tests accrued in prior quarters increased revenue by $0.5 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively, a net increase of $0.3 million between the periods.

Revenue increased $13.9 million, or 27%, for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to a 20% volume increase in genomic classifiers and an increase in the accrual rate for our Afirma genomic classifiers. In the nine months ended September 30, 2018, we also recognized $1.1 million of revenue for Percepta, the volume for which is included in the number of genomic classifiers reported, and $0.7 million of biopharmaceutical service revenue. We also make adjustments, as necessary, for tests accrued in prior quarters as collections are made if the amount we expect to ultimately collect changes. The adjustment for tests accrued in prior quarters increased revenue by $1.7 million and $1.2 million for the nine months ended September 30, 2018 and 2017, respectively, a net increase of $0.5 million between the periods.

Cost of revenue

Comparison of the three and nine months ended September 30, 2018 and 2017 is as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change	%	2018	2017	Change	%
Cost of revenue:
Laboratory costs	$4,957	$3,686	$1,271	34%	$13,941	$10,295	$3,646	35%
Sample collection costs	985	869	116	13%	3,068	2,542	526	21%
Compensation expense	1,106	958	148	15%	3,289	2,773	516	19%
License fees and royalties	63	665	(602)	(91)%	804	2,176	(1,372)	(63)%
Depreciation and amortization	176	201	(25)	(12)%	567	452	115	25%
Other expenses	493	335	158	47%	1,248	871	377	43%
Allocations	481	455	26	6%	1,457	1,317	140	11%
Total	$8,261	$7,169	$1,092	15%	$24,374	$20,426	$3,948	19%

Cost of revenue increased $1.1 million, or 15%, for the three months ended September 30, 2018 compared to the same period in 2017. Reported genomic classifiers volume increased 23% and cytopathology volume was flat for the three months ended September 30, 2018 compared to the same period in 2017. The increase in laboratory costs is due primarily to the increase in reported genomic classifiers volume. The increase in sample collection costs is primarily related to the increase in the overall volume of samples received, including the recent launch of our Percepta Bronchial Genomic Classifier. The increase in compensation expense is mainly due to an average laboratory headcount increase of 8%. The decrease in license fees and royalties is due to the completed transition to the Afirma GSC in the third quarter of 2018, for which we do not pay license fees as we did in connection with the Afirma GEC. In total, we expect savings from license fees to be used to pay laboratory costs for our GSC test. The increase in other expenses is primarily due to equipment maintenance costs.

Cost of revenue increased $3.9 million, or 19%, for the nine months ended September 30, 2018 compared to the same period in 2017. Reported genomic classifiers volume increased 20% and cytopathology volume declined 3%. Commencing in the second half of 2017, we began transitioning customers to our next-generation Afirma GSC, while running dual platforms to support the transition from its predecessor, the Afirma GEC. As a result, we have experienced higher costs per test to support running dual platforms in our laboratory. We completed the transition to the Afirma GSC in the third quarter of 2018. The increase in laboratory costs is due primarily to the transition to the Afirma GSC and to the increase in reported genomic volume. The increase in sample collection costs is primarily related to the increase in the overall volume of samples received, including the recent launch of our Percepta Bronchial Genomic Classifier. The increase in compensation expense is mainly due to an average laboratory headcount increase of 10%. The decrease in license fees and royalties is due to the completed transition to the Afirma GSC in the third quarter of 2018, for which we do not pay license fees as we did in connection with the Afirma GEC. In total, we expect savings from license fees to be used to pay laboratory costs for our GSC test. The increase in depreciation and amortization expense is due to depreciation for a full nine months in 2018 for equipment that was placed into service in the second and third quarters of 2017. The increase in other expenses is primarily due to equipment maintenance costs and laboratory supplies.

Research and development

Comparison of the three and nine months ended September 30, 2018 and 2017 is as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change	%	2018	2017	Change	%
Research and development expense:
Compensation expense	$1,981	$1,863	$118	6%	$6,298	$6,212	$86	1%
Direct research and development expense	764	432	332	77%	3,155	2,006	1,149	57%
Professional fees	147	231	(84)	(36)%	618	696	(78)	(11)%
Depreciation and amortization	113	105	8	8%	330	341	(11)	(3)%
Other expenses	87	120	(33)	(28)%	331	445	(114)	(26)%
Allocations	327	295	32	11%	963	979	(16)	(2)%
Total	$3,419	$3,046	$373	12%	$11,695	$10,679	$1,016	10%

Research and development expense increased $0.4 million, or 12%, for the three months ended September 30, 2018 compared to the same period in 2017. The increase in direct research and development expense was primarily attributable to one-time sequencing costs and materials and supplies purchased for research and development experiments. The increase in compensation expense was primarily due to a higher incentive bonus.

Research and development expense increased $1.0 million, or 10%, for the nine months ended September 30, 2018 compared to the same period in 2017, primarily attributable to one-time sequencing costs associated with research and development projects. Compensation expense increased slightly, primarily due to higher incentive bonus and severance costs, partially offset by lower stock compensation and salary expense. The increase in direct research and development expense was due to one-time sequencing costs and materials and supplies purchased for research and development experiments. The decrease in other expenses is primarily due to lower equipment costs.

Selling and marketing

Comparison of the three and nine months ended September 30, 2018 and 2017 is as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change	%	2018	2017	Change	%
Selling and marketing expense:
Compensation expense	$6,161	$4,321	$1,840	43%	$19,540	$13,056	$6,484	50%
Direct marketing expense	1,087	1,202	(115)	(10)%	3,737	4,248	(511)	(12)%
Genzyme co-promotion expense	—	—	—		—	3	(3)	(100)%
Professional fees	606	810	(204)	(25)%	1,246	1,366	(120)	(9)%
Other expenses	1,596	1,099	497	45%	4,919	3,180	1,739	55%
Allocations	631	453	178	39%	1,805	1,362	443	33%
Total	$10,081	$7,885	$2,196	28%	$31,247	$23,215	$8,032	35%

Selling and marketing expense increased $2.2 million, or 28%, for the three months ended September 30, 2018 compared to the same period in 2017. The increase in compensation expense is due to a 38% increase in average headcount and higher incentive compensation. The decrease in direct marketing expense is due to lower trade show and advertising costs, partially offset by higher speaker program fees. The decrease in professional fees is due to lower consulting costs. The increase in other expenses is primarily due to travel and entertainment expenses related to the increase in headcount. The increase in allocations is due to the increase in headcount.

Selling and marketing expense increased $8.0 million, or 35%, for the nine months ended September 30, 2018 compared to the same period in 2017. The increase in compensation expense is due to a 35% increase in average headcount and higher incentive compensation. The decrease in direct marketing expense is primarily due to a corporate rebranding initiative in the three months ended March 31, 2017 and lower trade show costs, partially offset by higher speaker program fees. The increase in other expenses is primarily due to travel and entertainment expenses related to the increase in headcount. The increase in allocations is due to the increase in headcount.

General and administrative

Comparison of the three and nine months ended September 30, 2018 and 2017 is as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change	%	2018	2017	Change	%
General and administrative expense:
Compensation expense	$3,933	$3,476	$457	13%	$11,592	$11,464	$128	1%
Professional fees	1,440	1,469	(29)	(2)%	4,403	4,571	(168)	(4)%
Occupancy expenses	574	553	21	4%	1,788	1,600	188	12%
Depreciation and amortization	426	420	6	1%	1,253	1,246	7	1%
Other expenses	809	805	4	—%	2,506	2,508	(2)	—%
Allocations	(1,440)	(1,203)	(237)	20%	(4,224)	(3,658)	(566)	15%
Total	$5,742	$5,520	$222	4%	$17,318	$17,731	$(413)	(2)%

General and administrative expense increased $0.2 million, or 4%, for the three months ended September 30, 2018 compared to the same period in 2017. The increase in compensation expense was mainly due to higher incentive compensation, partially offset by lower salary expenses from a 4% decrease in average headcount.

General and administrative expense decreased $0.4 million, or, 2%, for the nine months ended September 30, 2018 compared to the same period in 2017. The increase in compensation expense was mainly due to higher incentive compensation, partially offset by lower salary expenses from a 3% decrease in average headcount. The increase in occupancy expenses is primarily due to higher maintenance and utilities charges.

 Interest expense

Interest expense decreased $0.3 million, or 39%, for the three months ended September 30, 2018 compared to the same period in 2017 due to a decrease in the effective interest rate to 8.05% under the Term Loan Advance, as of September 30, 2018, as compared to 12.30% as of September 30, 2017, under the credit agreement that was in place at that time.

Interest expense decreased $1.0 million, or 41%, for the nine months ended September 30, 2018 compared to the same period in 2017 due to a decrease in the effective interest rate to 8.05% under the Term Loan Advance, as of September 30, 2018, as compared to 12.30% as of September 30, 2017, under the credit agreement that was in place at that time.

Other income, net

Other income, net, increased $0.2 million for the three months ended September 30, 2018 compared to the same period in 2017 primarily due to higher interest income from our money market investments.

Other income, net, increased $0.4 million for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to the tax benefit from the legal settlement regarding short-swing profits and higher interest income from our money market investments.

Liquidity and Capital Resources

We have incurred net losses since our inception. For the nine months ended September 30, 2018, we had a net loss of $19.9 million, and as of September 30, 2018, we had an accumulated deficit of $231.0 million. We expect to incur additional losses in the future and may never achieve revenue sufficient to offset our expenses.

We believe our existing cash and cash equivalents of $77.8 million as of September 30, 2018, our available revolving line of credit, and our revenue during the next 12 months will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We expect that our near- and longer-term liquidity requirements will continue to consist of costs to run our laboratories, research and development expenses, selling and marketing expenses, general and administrative expenses, working capital, costs to service our Loan and Security Agreement, capital expenditures and general corporate expenses associated with the growth of our business. However, we may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to generate revenue to finance our cash requirements, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. If we raise funds by issuing equity securities, dilution to stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, restrictions on our cash pursuant to the terms of our Loan and Security Agreement and other operating restrictions that could adversely affect our ability to conduct our business. Our Loan and Security Agreement imposes restrictions on our operations, increases our fixed payment obligations and has restrictive covenants. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third-party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives, or forgo potential acquisitions or investments. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to us.

Public Offering of Common Stock

On July 30, 2018, we issued and sold 5,750,000 shares of common stock in a registered public offering, including the underwriters’ exercise in full of their option to purchase an additional 750,000 shares, at a price to the public of $10.25 per share. Our net proceeds from the offering were approximately $55.0 million, after deducting underwriting discounts and commissions and estimated offering expenses of $3.9 million.

Loan and Security Agreement
On November 3, 2017, we entered into the Loan and Security Agreement with Silicon Valley Bank. The Loan and Security Agreement allows us to borrow up to $35.0 million, with a $25.0 million term, or Term Loan, and a revolving line of credit of up to $10.0 million, or the Revolving Line of Credit, subject to, with respect to the Revolving Line of Credit, a borrowing base of 85% of eligible accounts receivable. The Term Loan was advanced upon the closing of the Loan and Security Agreement. Borrowings under the Loan and Security Agreement mature in October 2022. The Term Loan bears interest at a variable rate equal to (i) the thirty-day U.S. London Interbank Offer Rate, or LIBOR, plus (ii) 4.20%, with a minimum rate of 5.43% per annum. Principal amounts outstanding under the Revolving Line of Credit bear interest at a variable rate equal to (i) LIBOR plus (ii) 3.50%, with a minimum rate of 4.70% per annum. We are also required to pay an annual facility fee on the Revolving Line of Credit of $25,000. The effective interest rate was 8.05% as of September 30, 2018.
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

The Loan and Security Agreement contains customary representations, warranties, and events of default such as a material adverse change in our business, operations or financial conditions, as well as affirmative and negative covenants. The negative covenants include, among other provisions, covenants that limit or restrict our ability to incur liens, make investments, incur indebtedness, merge with or acquire other entities, dispose of assets, make dividends or other distributions to holders of our equity interests, engage in any new line of business, or enter into certain transactions with affiliates, in each case subject to certain exceptions. As of September 30, 2018, the principal balance outstanding was $25.0 million and we were in compliance with debt covenants.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2018 and 2017 (in thousands of dollars):

	Nine Months Ended September 30,
	2018	2017
Cash used in operating activities	$(12,295)	$(18,099)
Cash used in investing activities	(1,420)	(1,015)
Cash provided by financing activities	57,670	970

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2018 was $12.3 million. The net loss of $19.9 million includes non-cash charges of $4.4 million of stock-based compensation expense and $3.0 million of depreciation and amortization, which includes $0.8 million of intangible asset amortization. Cash provided as a result of changes in operating assets and liabilities was flat, comprised of a decrease in supplies of $1.9 million, an increase in accrued liabilities and deferred rent of $0.8 million and decrease in accounts receivable of $0.5 million, offset by a decrease in accounts payable of $2.6 million and an increase in other assets of $0.5 million.

Cash used in operating activities for the nine months ended September 30, 2017 was $18.1 million. The net loss of $22.6 million includes non-cash charges of $4.8 million of stock-based compensation expense and $2.8 million of depreciation and amortization, which includes $0.8 million of intangible asset amortization. Cash used as a result of changes in operating assets and liabilities of $3.3 million was primarily due to an increase in accounts receivable of $2.9 million, and a net decrease in accounts payable, accrued liabilities and deferred rent of $0.3 million, primarily from the payment of annual bonuses.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2018 was $1.4 million for the acquisition of property and equipment.

Cash used in investing activities for the nine months ended September 30, 2017 was $1.0 million, mainly comprising $1.5 million for the acquisition of property and equipment, partially offset by $0.4 million of proceeds from the sale of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2018 was $57.7 million, consisting of $55.0 million in net proceeds from the issuance of common stock in a public offering in the second quarter of 2018, $2.4 million in proceeds from the exercise of options to purchase our common stock and purchase of stock under our Employee Stock Purchase Plan, or ESPP, and $0.4 million in proceeds from a legal settlement, partially offset by capital lease payments of $0.2 million during the period.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842). This ASU is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The ASU will be effective for interim and annual periods beginning after December 15, 2018. Additionally, the FASB issued ASU, No. 2018-11, Leases (Topic 842): Targeted Improvements, which offers an additional transition method whereby entities may apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings rather than application of the new leases standard at the beginning of the earliest period presented in the financial statements. We expect to adopt this standard beginning in 2019 and do not expect that this standard will have a material impact on its results of operations or cash flows, but that it will have a material impact on our assets and liabilities. We have accumulated a list of our leases and are currently in the process of quantifying the impact of adopting this ASU.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share Based Payment Accounting. Under this ASU, the accounting for share - based payments to nonemployees and employees will be substantially aligned, primarily by permitting the measurement of nonemployee awards to be fixed at the grant date. This ASU is effective for all interim and annual reporting periods beginning on or after December 15, 2018, with early adoption permitted. We do not expect the adoption to have a material impact to the condensed consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $77.8 million as of September 30, 2018 which include bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited interim condensed financial statements. Under our Loan and Security Agreement, we pay interest on any outstanding balances under this agreement based on a variable market rate. A significant change in these market rates may adversely affect our operating results.

ITEM 4.  CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

We are an emerging growth company with a history of losses, and we expect to incur net losses for the foreseeable future and may never achieve or sustain profitability.

We have incurred net losses since our inception. For the nine months ended September 30, 2018, we had a net loss of $19.9 million and as of September 30, 2018, we had an accumulated deficit of $231.0 million. We expect to incur additional losses in the future, and we may never achieve revenue sufficient to offset our expenses. Over the next couple of years, we expect to continue to devote substantially all of our resources to increase adoption of, and reimbursement for our Afirma tests, Percepta, our lung cancer test which we launched in April 2015, Envisia, our test for idiopathic pulmonary fibrosis, or IPF, which we launched in October 2016, and the development of additional tests. We may never achieve or sustain profitability, and our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

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

We are in the process of transitioning our customers to our next-generation Afirma Genomic Sequencing Classifier, or GSC, that uses a new technology platform for the Afirma genomic classifier testing. There are risks associated with this transition that include, but are not limited to, operational implementation, reimbursement, and customer adoption risks. If we are unable to effectively transition to the new platform, our business, financial condition and results of operations could be adversely affected and our reputation and competitive position could be harmed.

We depend on a few payers for a significant portion of our revenue and if one or more significant payers stops providing reimbursement or decreases the amount of reimbursement for our tests, our revenue could decline.

Revenue for tests performed on patients covered by Medicare and UnitedHealthcare was 28% and 12%, respectively, of our revenue for the nine months ended September 30, 2018, compared with 26% and 14%, respectively, for the nine months ended September 30, 2017. The percentage of our revenue derived from significant payers is expected to fluctuate from period to period as our revenue fluctuates, as additional payers provide reimbursement for our tests or if one or more payers were to stop reimbursing for our tests or change their reimbursed amounts. Effective January 2012, Palmetto GBA, the regional Medicare Administrative Contractor, or MAC, that handled claims processing for Medicare services over our jurisdiction at that time, issued coverage and payment determinations for the Afirma Gene Expression Classifier, or GEC. Afirma GSC is now covered by Noridian Healthcare Solutions, the current MAC for our jurisdiction, through the Molecular Diagnostics Services Program, or MolDX program, administered by Palmetto GBA, under a Local Coverage Determination, or LCD.

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

We have submitted the dossier of clinical evidence needed to obtain Medicare coverage for the Envisia Genomic Classifier through the MolDX technical assessment process, and received a draft LCD for it in August 2018. We expect the final policy to be effected in early 2019, but there can be no assurances that Envisia will obtain Medicare coverage in 2019 or in subsequent years.

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

On March 1, 2015, an American Medical Association Current Procedural Terminology code, or CPT code, 81545 for the Afirma GEC was issued. On January 1, 2018, the Medicare Clinical Laboratory Fee Schedule payment rate for the Afirma classifier increased from $3,220 to $3,600. This rate is based on the volume-weighted median of private payer rates based on final payments made between January 1 and June 30, 2016, which we reported to the Centers for Medicare & Medicaid Services, or CMS, in 2017 as required under the Protecting Access to Medicare Act of 2014, or PAMA. This payment rate will be effective through December 31, 2020. There can be no assurance that the rate will not decrease in the future following the next reporting period under PAMA.

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

We rely on sole suppliers for critical supply of reagents, equipment, chips and other materials that we use to perform our tests. We also purchase components used in our collection kits from sole-source suppliers. Some of these items are unique to these suppliers and vendors. In addition, we utilize a sole source to assemble and distribute our sample collection kits. While we have developed alternate sourcing strategies for these materials and vendors, we cannot be certain whether these strategies will be effective or the alternative sources will be available when we need them. If these suppliers can no longer provide us with the materials we need to perform the tests and for our collection kits, if the materials do not meet our quality specifications or are otherwise unusable, if we cannot obtain acceptable substitute materials, or if we elect to change suppliers, an interruption in test processing could occur, we may not be able to deliver patient reports and we may incur higher one-time switching costs. Any such interruption may significantly affect our future revenue, cause us to incur higher costs, and harm our customer relationships and reputation. In addition, in order to mitigate these risks, we maintain inventories of these supplies at higher levels than would be the case if multiple sources of supply were available. If our test volume decreases or we switch suppliers, we may hold excess supplies with expiration dates that occur before use which would adversely affect our losses and cash flow position. As we introduce any new test, we may experience supply issues as we ramp test volume.

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

Effective January 1, 2018, CMS revised its billing rules to allow the performing laboratory to bill Medicare directly for molecular pathology tests performed on specimens collected from hospital outpatients, even when those tests are ordered less than 14 days after the date of discharge, if certain conditions are met. We believe that our Afirma, Percepta, and Envisia classifiers should be covered by this policy. Accordingly, we bill Medicare for these tests when we perform them on specimens collected from hospital outpatients and meet the conditions set forth in CMS's revised billing rules.

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

With the Percepta and Envisia tests, we believe our primary competition will similarly come from traditional methods used by physicians to diagnose the related diseases. For the Percepta test, we expect competition from companies focused on lung cancer such as Biodesix, Oncocyte Corporation and Oncimmune. We also anticipate facing potential competition from companies offering or developing approaches for assessing malignancy risk in patients with lung nodules using alternative samples, such as blood, urine or sputum. However, such “liquid biopsies” are often used earlier in the diagnostic paradigm — for instance, to screen for cancer — or to gauge risk of recurrence or response to treatment.

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

Billing for clinical laboratory testing services is complex, time-consuming and expensive. Depending on the billing arrangement and applicable law, we bill various payers, including Medicare, insurance companies and patients, all of which have different billing requirements. We generally bill third-party payers for our diagnostic tests and pursue reimbursement on a case-by-case basis where pricing contracts are not in place. To the extent laws or contracts require us to bill patient co-payments or co-insurance, we must also comply with these requirements. We may also face increased risk in our collection efforts, including potential write-offs of accounts receivable and long collection cycles, which could adversely affect our business, results of operations and financial condition.

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

We are also required to maintain state licenses to conduct testing in our laboratories. California, New York, Texas, among other states’ laws, require that we maintain a license and comply with state regulation as a clinical laboratory. Other states may have similar requirements or may adopt similar requirements in the future. In addition, both of our clinical laboratories are required to be licensed on a test-specific basis by New York State. We have received approval for the Afirma and Percepta tests. We will be required to obtain approval for other tests we may offer in the future. If we were to lose our CLIA certificate or California license for our South San Francisco laboratory, whether as a result of revocation, suspension or limitation, we would no longer be able to perform our molecular tests, which would eliminate our primary source of revenue and harm our business. If we fail to meet the state licensing requirements for our Austin laboratory, we would need to move the receipt and storage of FNAs, as well as the slide preparation for cytopathology, to South San Francisco, which could result in a delay in processing tests during that transition and increased costs. If we were to lose our licenses issued by New York or by other states where we are required to hold licenses, we would not be able to test specimens from those states. New tests we may develop may be subject to new approvals by regulatory bodies such as New York State, and we may not be able to offer our new tests until such approvals are received.

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

•challenges associated with establishing laboratory partners, including proper sample collection techniques, management of supplies, sample logistics, billing and promotional activities;

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

We perform all of the Afirma, Percepta and Envisia genomic classifier testing at our laboratory in South San Francisco, California, near major earthquake faults known for seismic activity. Our laboratory in Austin, Texas accepts and stores the majority of our Afirma FNA samples pending transfer to our California laboratory for genomic test processing. The laboratories and equipment we use to perform our tests would be costly to replace and could require substantial lead time to replace and qualify for use if they became inoperable. Either of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding and power outages, which may render it difficult or impossible for us to perform our testing services for some period of time or to receive and store samples. The inability to perform our tests for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

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

In addition, the interpretation and application of consumer, health-related and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, we are subject to various state laws, including the California Consumer Privacy Act, or CCPA, which was enacted in California in 2018 and components of which are scheduled to go into effect on January 1, 2020.  The CCPA will, among other things, require covered companies to provide disclosures to California consumers concerning the collection and sale of personal information, and will give such consumers the right to opt-out of certain sales of personal information. Amendments to the CCPA have been made since its enactment, and it remains unclear what, if any, further amendments will be made to this legislation or how it will be interpreted. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Recent developments in Europe have created compliance uncertainty regarding the processing of personal data from Europe. For example, the General Data Protection Regulation, or GDPR, which became effective in the European Union on May 25, 2018, applies to our activities conducted from an establishment in the EU or related to products and services that we offer to European Union users. The GDPR creates new compliance obligations applicable to our business, which could cause us to change our business practices, and increases financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements). As a result, we may need to modify the way we treat such information.

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

We apply for and in-license patents covering our products and technologies and uses thereof, as we deem appropriate, however we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. We have 22 issued patents that expire between 2029 and 2032 related to methods used in the Afirma diagnostic platform, in addition to 15 pending U.S. utility patent applications, and one U.S. provisional patent applications. Some of these U.S. utility patent applications have pending foreign counterparts. We also exclusively licensed intellectual property, including rights to five issued patents that will expire between 2030 and 2035, and three pending U.S. utility patent applications in the thyroid space that would expire between 2030 and 2033 once issued, related to methods that are used in the Afirma diagnostic test, some of which have foreign counterparts. In the lung diagnostic space, we have exclusively licensed intellectual property rights to twelve pending patent applications and eight issued patents. Patents issuing from the licensed portfolio will expire between 2024 and 2028. In addition, we own a pending Patent Cooperation Treaty, or PCT, patent application, a pending U.S. utility patent application and pending foreign counterpart patent applications in Australia, Canada, China, Europe, Japan, and South Korea related to our Percepta test. We also own one U.S. patent application and one counterpart European patent application related to another lung disease, and two pending U.S. patent applications, five patent applications abroad, and one PCT patent application related to Envisia. Any patents granted from our current lung cancer patent applications will expire no earlier than 2035 and those from the interstitial lung disease patent applications will expire no earlier than 2034. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. We may not be successful in defending any challenges made against our patents or patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents and increased competition to our business. The outcome of patent litigation can be uncertain and any attempt by us to enforce our patent rights against others may not be successful, or, if successful, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business.

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

In December 2017, the U.S. government enacted comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate.

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

We are a smaller reporting company and an emerging growth company and may elect to comply with reduced public company reporting requirements applicable to smaller reporting companies or emerging growth companies, which could make our common stock less attractive to investors.

We are a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a “smaller reporting company,” and have either: (i) a public float of less than $250 million or (ii) annual revenues of less than $100 million during the most recently completed fiscal year and (A) no public float or (B) a public float of less than $700 million. As a “smaller reporting company,” we are subject to reduced disclosure obligations in our SEC filings compared to other issuers, including with respect to disclosure obligations regarding executive compensation in our periodic reports and proxy statements.  Until such time as we cease to be a “smaller reporting company,” such reduced disclosure in our SEC filings may make it harder for investors to analyze our operating results and financial prospects.

We are also an emerging growth company, as defined under the Securities Act of 1933, or the Securities Act. We will remain an emerging growth company until December 31, 2018. As an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to certain other public companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirement of holding a nonbinding advisory vote on executive compensation and obtaining stockholder approval of any golden parachute payments not previously approved by our stockholders. However, we previously irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure we may make, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

ITEM 6.  EXHIBITS

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
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

Date: October 29, 2018

VERACYTE, INC.

By:	/s/ KEITH KENNEDY
Keith Kennedy Chief Financial Officer (Principal Financial and Accounting Officer)