Form 10-K
period 2018-12-31
VERACYTE, INC.
filed 2019-02-25
CIK 1384101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company,"and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2018, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $291.6 million, based on the closing price of the common stock as reported on the Nasdaq Global Market for that date.

The number of shares of the registrant's Common Stock outstanding as of February 21, 2019 was 41,108,741.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2019 Annual Meeting of Stockholders to be held on or about June 11, 2019 are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2018.
.

PART I

ITEM 1.    BUSINESS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "expects," "anticipates," "intends," "estimates," "plans," "believes," "continuing," "ongoing," and similar expressions are intended to identify forward-looking statements. These are statements that relate to future events and include, but are not limited to, the factors that may impact our financial results; our expectations regarding revenue; our expectations with respect to our future research and development, general and administrative and selling and marketing expenses and our anticipated uses of our funds; our beliefs with respect to the optimization of our processes for the analysis of ribonucleic acid, or RNA, samples; our collaboration with Johnson & Johnson Services, Inc., or Johnson & Johnson; our belief in the importance of maintaining libraries of clinical evidence; our expectations regarding capital expenditures; our anticipated cash needs and our estimates regarding our capital requirements; the timing and success of our transition to a single platform for all of our classifiers and tests; our ability to obtain Medicare coverage for our tests; our need for additional financing; potential future sources of cash; our business strategy and our ability to execute our strategy; our ability to achieve and maintain reimbursement from third-party payers at acceptable levels and our expectations regarding the timing of reimbursement; the estimated size of the global markets for our tests; the estimated number of patients who receive uncertain diagnoses who are candidates for our test; the attributes and potential benefits of our tests and any future tests we may develop to patients, physicians and payers; the factors we believe drive demand for and reimbursement of our tests; our ability to sustain or increase demand for our tests; our intent to expand into other clinical areas; our ability to develop new tests, and the timeframes for development or commercialization; our ability to get our data and clinical studies accepted in peer-reviewed publications; our dependence on and the terms of our agreement with TCP, and on other strategic relationships, and the success of those relationships; our beliefs regarding our laboratory capacity; the applicability of clinical results to actual outcomes; our expectations regarding our international expansion; the occurrence, timing, outcome or success of clinical trials or studies; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive position; our compliance with federal, state and international regulations; the potential impact of regulation of our tests by the Food and Drug Administration, or FDA, or other regulatory bodies; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business; the impact of seasonal fluctuations and economic conditions on our business; our belief that we have taken reasonable steps to protect our intellectual property; our belief that our intellectual property will develop and maintain our competitive position; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; and anticipated trends and challenges in our business and the markets in which we operate. We caution you that the foregoing list does not contain all of the forward-looking statements made in this report.

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

General

We are a leading genomic diagnostics company that is creating value through innovation. We were founded in 2008 with a mission of improving diagnostic accuracy. Today, our foundational science is enabling us to serve this critical medical need and expand our offerings further along the clinical continuum of care so that we can advance early detection of disease and inform treatment decisions at the same time as diagnosis.

We have three leading, first-to-market tests that are transforming care in large, untapped clinical areas-thyroid cancer, lung cancer and idiopathic pulmonary fibrosis, or IPF. We develop tests that answer specific clinical questions, providing patients and physicians with a clear path forward without the need for risky or costly procedures that are often unnecessary. Our RNA whole-transcriptome sequencing platform enables us to maximize the amount of genomic content that we extract from each nonsurgical patient sample. We utilize our machine learning expertise to develop genomic classifiers that provide actionable information at the time of diagnosis. At the same time, our approach enables us to provide information that can guide treatment decisions such as surgery strategy and therapy selection.

We design our tests for each clinical indication to improve diagnostic clarity for cancer and other diseases. In its 2015 report, “Improving Diagnostic Errors in Medicine,” the Institute of Medicine concluded that most people will experience at least one diagnostic error in their lifetime, sometimes with devastating consequences. Annually, of the hundreds of thousands of patients who are evaluated for suspected disease in our thyroid and lung indications, diagnosis can be ambiguous in 15-70% of cases.

For each clinical indication, our approach to product development is to identify the clinical question and the inefficiency that we can solve with genomics. We aim to create a new clinical paradigm that benefits patients through better outcomes. We do this by partnering with physicians to ensure we provide them with clinically relevant data that help them make better treatment decisions. We design our tests to fit into the way physicians currently evaluate patients in order to facilitate adoption. We also design our tests to improve patient care and outcomes, while delivering clinical and economic utility to physicians, payers and the healthcare system in general.

We believe our powerful scientific platform provides multiple vectors to create value for patients, providers and payers, and to help advance precision medicine:

•
Unique Biorepositories - When we develop new tests, we build extensive, robust biorepositories of patient-consented samples and information from Institutional Review Board-approved clinical trials to inform our discovery efforts. Our biorepositories are designed to encompass the broad spectrum of disease that our tests may encounter when used in clinical practice, as well as the wide range of conditions associated with patients who are suspected of having a particular disease. We typically assemble hundreds of samples that are paired with clinical truth labels, as well as a range of clinical, pathology and/or imaging data. We extract extensive genomic information from these patient samples using our RNA whole-transcriptome sequencing platform.

•
Proprietary Technology and Bioinformatics - For biomarker discovery and product development, we utilize machine learning to select the genes and gene features in our biorepository that best distinguish the condition we are trying to identify. This enables us to develop high-performing genomic classifiers that can answer specific clinical questions. In addition, our bioinformatics pipelines are built to extract genomic variant content from the same assay to inform therapeutic selection.

•
High-Performing Commercial Genomic Tests - Our genomic tests serve largely untapped markets where they are changing the diagnostic paradigm for patients. Further, because every sample is run on our RNA whole-transcriptome sequencing platform, we can provide physicians with gene alteration information that may help guide surgical strategy or therapy selection.

Powerful Scientific Platform: Multiple Vectors for Value Creation

DISCOVERY
DEVELOPMENT & VALIDATION
COMMERCIAL
BIOPHARMA
Unique Biorepositories
Proprietary Technology & Bioinformatics
Informing Clinical Questions
Monetizing Assets
Extensive Clinical Cohorts
Whole Genome RNA Seq "Unified Assay"
Deep Machine Learning
Afirma, Percepta, Envisia "Diagnostic Classifiers"
Genomic Variants "Xpression Atlas"
Variants inform surgical & treatment decisions at time of diagnosis
New Target Discovery
Clinical Trial Eligibility
Treatment Selection

To date, we have commercialized three genomic tests that are changing disease diagnosis: the Afirma Genomic Sequencing Classifier, or GSC, and its predecessor, the Afirma Gene Expression Classifier, or GEC, for thyroid cancer; the Percepta Bronchial Genomic Classifier for lung cancer; and the Envisia Genomic Classifier for IPF. In 2018, we unveiled our Afirma® Xpression Atlas, which provides information on the most common and emerging gene alterations associated with thyroid cancer, enabling physicians to confidently tailor surgical and treatment decisions at time of diagnosis. Collectively, we believe these three tests address a $2 billion global market opportunity.

We announced in 2018 that we intend to run all of our diagnostic classifiers and Xpression Atlas tests on the same RNA whole-transcriptome sequencing platform, using what we call our Unified Assay, by the middle of 2019. We believe this will give us a comprehensive set of genomic data with which to answer a wide range of clinical questions as accurately as possible - at the time of diagnosis using nonsurgical patient samples.

In December 2018, we entered into a long-term strategic collaboration with Johnson & Johnson Innovation and the Lung Cancer Initiative at Johnson & Johnson to advance the development and commercialization of novel diagnostic tests to detect lung cancer at its earliest stages, when the disease is most treatable. The collaboration is expected to build upon foundational "field of injury" science where genomic changes associated with lung cancer can be identified with a simple brushing of a person's airway to develop new interventions that can save lives.

The collaboration is expected to accelerate two of our key lung cancer programs, including the development of the first non-invasive nasal swab test for early lung cancer detection as well as the commercialization of the Percepta classifier on our RNA whole-transcriptome sequencing platform. With the acceleration of our product pipeline, we believe this collaboration expands our addressable lung cancer diagnostic market to a more than $30 billion global opportunity.

The published evidence supporting our tests demonstrates the robustness of our science and clinical studies, which we believe is key to driving adoption and reimbursement. Patients and physicians can access our full list of publications on our website. Over 38 clinical studies covering our products have been published, including two landmark clinical validation papers published in The New England Journal of Medicine for the Afirma and Percepta classifiers, respectively. We continue to build upon our extensive library of clinical evidence.

We also expect to continue expanding our offerings in thyroid cancer, lung cancer and interstitial lung diseases such as IPF, as well as other indications that we believe will benefit from our technology and approach. Our product development pipelines address what we believe to be significant market opportunities and address clinical questions in early detection, diagnosis, staging/prognosis, therapy selection/surgery and disease monitoring across the aforementioned indications.

We believe our focus on developing clinically useful tests that change patient care is enabling the company to set new standards in genomic test reimbursement. Our Afirma classifier is now covered by every major health plan in the United States, which collectively insure more than 275 million people, for use in thyroid cancer diagnosis. We are now contracted as an in-network service provider to health plans representing over 200 million people in the United States. Our second commercial product, the Percepta classifier, is the first genomic test to gain Medicare coverage for improved lung cancer screening and diagnosis, making it a covered benefit for more than 60 million people. In August 2018, the Centers for Medicaid and Medicare Services, or CMS, issued a draft coverage policy for the Envisia Classifier. We expect that the coverage policy will become final in early 2019. We believe that our in-network status with private payers will facilitate private insurer reimbursement for our Percepta and Envisia classifiers.

Patients typically access our tests through their physician during the diagnostic process. All of our testing services are made available through our clinical reference laboratories located in San Francisco, California and Austin, Texas.

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

Fourth Quarter and Full-Year 2018 Financial Results

For the three- and twelve-month periods ended December 31, 2018, compared to the prior year:

•	Revenue was $25.8 million and $92.0 million, respectively, an increase of 31% and 28%;

•	Gross Margin was 66% and 64%, respectively, an increase of 6% and 3%;

•	Operating Expenses, Excluding Cost of Revenue, were $20.1 million and $81.2 million, respectively, an increase of 12% and 15%;

•	Net Loss and Comprehensive Loss was ($3.1) million and ($23.0) million, respectively, an improvement of 63% and 26%;

•	Basic and Diluted Net Loss Per Common Share was ($0.08) and ($0.62), respectively, an improvement, of 67% and 32%;

•	Net Cash Used in Operating Activities was $1.2 million and $13.5 million, respectively, an improvement of 79% and 44%;

•	Cash Burn(1) was $1.7 million and $15.4 million, respectively, an improvement of 73% and 39%; and

•	Cash and Cash Equivalents was $78.0 million at December 31, 2018.

(1) Cash burn is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Fourth Quarter and Full-Year 2018 Financial Results” in Part II. Item 7 of this Annual Report on Form 10-K for information regarding cash burn and a reconciliation of cash burn to net cash used in operating activities.

2018 Full-Year and Recent Business Highlights

Commercial Expansion:

•	Grew total genomic test volume to 9,154 tests in the fourth quarter of 2018, representing 28% growth over 2017, which resulted in full-year 2018 growth of 22% over 2017, or 31,710 tests.

•
Transitioned all Afirma customers to the second-generation Afirma Genomic Sequencing Classifier (GSC) platform and launched the Afirma Xpression Atlas to provide a comprehensive solution that informs both thyroid cancer diagnosis and treatment decisions. Notably, 30% of Afirma GSC orders included Xpression Atlas in 2018, ahead of the company’s expectations.

•
Grew Percepta Bronchial Genomic Classifier volume to nearly 1,550 tests in its first full year of commercialization, with genomic volume accelerating 74% sequentially from the third quarter to the fourth quarter of 2018.

•
Established 20 leading Early Access Program (EAP) sites across the United States for Envisia in 2018, addressing physician demand for patient access to the classifier which improves idiopathic pulmonary fibrosis (IPF) diagnosis and builds a solid foundation for the company to commercially expand it in 2019.

Biopharmaceutical Collaborations

•
Executed a long-term strategic collaboration with Johnson & Johnson, LLC and Johnson & Johnson’s Lung Cancer Initiative to advance diagnostics, including a nasal swab test, for early lung cancer detection. Veracyte estimates the combined monetary and non-monetary value of the collaboration to be more than $50 million. The company believes this collaboration expands its addressable lung cancer diagnostic market to a more than $30 billion global opportunity.

•
Entered into a research collaboration with Loxo Oncology, through which Loxo has access to data from Veracyte’s Afirma Xpression Atlas platform to help in its development of therapies for patients with genetically defined cancers, including thyroid cancer.

Reimbursement Progress:

•	Received draft Medicare coverage for the Envisia Genomic Classifier through the MolDX program, with a final positive coverage decision expected in early 2019.

•
Achieved in-network status as a service provider with the last of the major commercial health plans, which Veracyte believes will facilitate coverage and reimbursement for its Percepta and Envisia classifiers.

Evidence Development:

•
Afirma - Published clinical validation data for the Afirma GSC in JAMA Surgery, demonstrating the next-generation test’s ability to help approximately 70% of patients with indeterminate thyroid nodules avoid unnecessary surgery. Presented 12 Afirma studies at three endocrinology conferences, including real-world data showing that the Afirma GSC is helping even more patients avoid unnecessary surgery than is suggested by the clinical validation study findings.

•
Percepta - Presented early, interim results at the 2018 CHEST Annual Meeting from the ongoing registry clinical utility study showing the test changed clinical decision-making and reduced invasive procedures at every evaluation time point up to 12 months post-testing.

•
Envisia - Published a study quantifying and qualifying the challenges in obtaining timely, accurate diagnosis of IPF and other interstitial lung diseases, thus underscoring the clinical need for the Envisia classifier. Presented data at a leading pulmonology conference demonstrating the test’s ability to improve the diagnosis of IPF without the need for surgery.

Financing and Debt Facility:

•
In July 2018, we issued and sold 5,750,000 shares of common stock in a registered public offering, including the underwriters' exercise in full of their option to purchase an additional 750,000 shares, at a price to the public of $10.25 per share. Net proceeds from the offering were approximately $55.0 million.

•	In January 2019, we used $12.5 million of cash and cash equivalents to reduce our principal debt balance from $25.0 million to $12.5 million.

Our Products

We are a leading genomic diagnostics company that is creating value through innovation. We believe our comprehensive scientific approach to product development, including our early adoption of and transition to RNA whole-transcriptome sequencing, as well as our focus on being first-to-market in each targeted indication, play critical roles in our ability to develop diagnostic tests that change clinical care. Since our founding in 2008, we have commercialized three leading products in large, untapped clinical areas: thyroid cancer; lung cancer; and IPF:

•
Afirma Genomic Sequencing Classifier and Xpression Atlas. Our Afirma offering, consisting of the Afirma GSC and the Afirma Xpression Atlas, provides physicians with a comprehensive solution for a complex landscape in thyroid nodule diagnosis. The combined offering is intended to provide physicians with clinically actionable results from a single fine needle aspiration, or FNA biopsy. The Afirma GSC was developed with RNA whole-transcriptome sequencing and machine learning, and is used to identify patients with benign thyroid nodules among those with indeterminate cytopathology results in order to rule out unnecessary thyroid surgery. The Afirma product is the first of its kind to market, and we believe the market leader.

Since Afirma testing became available in 2011, we have performed more than 130,000 genomic tests and estimate that we have helped over 50,000 patients avoid having all or part of their thyroids removed.

We commercially launched the Afirma Xpression Atlas in 2018 as part of this comprehensive offering. The Afirma Xpression Atlas provides physicians with genomic alteration content from the same FNA samples that are used in Afirma GSC testing and may help physicians decide with greater confidence on the surgical or therapeutic pathway for their patients. The Afirma Xpression Atlas includes 761 DNA variants and 130 RNA fusion partners in over 500 genes that are associated with thyroid cancer.

•
Percepta Bronchial Genomic Classifier. The Percepta classifier improves lung cancer diagnosis by enhancing the performance of diagnostic bronchoscopies, thus identifying more patients with lung nodules who are at low risk of cancer and may avoid further, invasive procedures. The test is built upon foundational "field of injury" science - through which genomic changes associated with lung cancer in current and former smokers can be identified with a simple brushing of a person's airway - without the need to sample the often hard-to-reach nodule directly. The Percepta classifier is the first product of its kind to be available commercially and the first to obtain Medicare coverage for improved lung cancer diagnosis.

•
Envisia Genomic Classifier. The Envisia classifier improves diagnosis of IPF by helping physicians better differentiate IPF from other interstitial lung diseases, or ILDs, without the need for surgery. The test identifies the genomic pattern of usual interstitial pneumonia, or UIP, a hallmark of IPF, with high accuracy on patient samples that are obtained through transbronchial biopsy, a nonsurgical procedure that is commonly used in lung evaluation. Obtaining an accurate, timely IPF diagnosis is important given the availability of drugs that can slow the progression of this debilitating disease, as well as the need to avoid inappropriate and potentially harmful treatment. IPF is often difficult to distinguish from other ILDs, even with the most advanced imaging technologies. Further, diagnostic surgery is risky, expensive and may not be viable for some patients. The Envisia classifier is the first product of its kind to market. In 2018, we launched an Early Access Program to begin making the Envisia classifier available to physicians and patients in advance of nationwide expansion. As of December 31, 2018, 20 sites were participating in the program. In August 2018, we obtained draft positive Medicare coverage for the Envisia classifier. We expect to receive final positive Medicare coverage in early 2019.

Our Pipeline

We believe early detection and improved diagnosis are key to saving lives in pulmonary diseases, specifically in lung cancer and IPF, which on a combined basis address a global market opportunity of over $30 billion annually. We believe we can use minimally invasive techniques, such as nasal swabs, airway brushings and samples taken during a bronchoscopy, to improve diagnosis, without the need for patients to undergo surgery to obtain an accurate diagnosis. Our product pipeline expands upon our founding strategy of improving diagnostic accuracy to answering clinical questions in our indications across the clinical care continuum, including early detection and informing treatment decisions. We also continue to evaluate acquisitions of intellectual property and corporate acquisitions that we believe answer clinically meaningful questions to enable better patient outcomes.

Significant Pipeline Addresses Substantial Market Opportunity

ADVANCE EARLY DETECTION ← IMPROVE DIAGNOSTIC ACCURACY → INFORM TREATMENT DECISIONS

AREA	ESTIMATED MARKET	Screening	Early Detection	Diagnosis	Staging/ Prognosis	Therapy Selection & Surgery	Monitoring
THYROID	$500M (U.S.)			◆ existing test	◆ pipeline test	◆ existing test	
LUNG CANCER	$30B to $40B (Global)		◆ pipeline test	◆ existing test		◆ pipeline test	◆ pipeline test
ILD/IPF	$525M (U.S. + EU)			◆ existing test	◆ pipeline test	◆ pipeline test	

◆ = existing test ◆ = pipeline test

Biopharmaceutical Partnerships

We believe the powerful clinical and scientific platform we use in the discovery and development of new products also provides multiple opportunities to monetize our assets with biopharmaceutical companies. In developing our products, we have built or gained access to unique biorepositories that include extensive clinical cohorts and whole genome RNA sequencing data that we believe are important to the development of new targeted therapies, determining clinical trial eligibility and guiding treatment selection.

In April 2018, we entered into a research collaboration with Loxo Oncology, Inc. through which Loxo Oncology gained access to data derived from our Afirma Xpression Atlas platform in its development of highly selective medicines for patients with genetically defined cancers, including thyroid cancer.

In December 2018, we entered into an agreement with Johnson & Johnson to advance the development and commercialization of novel diagnostic tests to detect lung cancer at its earliest stages, when the disease is most treatable, using novel “field of injury” science. The terms of the collaboration are described in greater detail on our Current Report on Form 8-K filed on January 3, 2019.

Market Opportunity

We believe diagnostic uncertainty is a critical healthcare issue that leads to hundreds of thousands of unnecessary surgeries, delayed or potentially harmful treatments and billions of wasted healthcare dollars each year. We believe the total addressable market for our three existing commercial tests exceed $2 billion globally and our pipeline of non-invasive lung cancer products has the potential to expand our total addressable market to over $30 billion.

Thyroid Market Opportunity for Our Afirma Solution

Each year in the United States, more than 525,000 FNA biopsies are performed to assess patients with potentially cancerous thyroid nodules. Up to 30 percent of the results are indeterminate (not clearly benign or malignant) and physicians have traditionally recommended thyroid surgery for a more definitive diagnosis. Following surgery, however, 70% to 80% of patients' nodules are diagnosed as benign, meaning the surgery was unnecessary. Such surgery is invasive, costly and often leads to the need for lifelong daily thyroid hormone replacement drugs. The Afirma classifier is included in most leading medical guidelines and is covered as medically necessary by Medicare and all of the major U.S. insurance companies.

We believe the addressable market opportunity for our Afirma solution is approximately $800 million globally -- $500 million in the United States and $300 million internationally. We currently do not have meaningful operations or sales outside the United States. We estimate that approximately 20% of patients evaluated for thyroid cancer in the United States are covered by Medicare and the remaining 80% are covered by commercial plans, Medicaid or self-insured.

Lung Cancer Market Opportunity for Our Percepta Classifier

Lung cancer is often difficult to diagnose without invasive, risky and costly surgeries. Approximately 235,000 people are diagnosed with lung cancer each year in the United States and nearly 160,000 people die annually from lung cancer. We estimate that approximately 1.8 million to 2.0 million lung nodules are identified in patients in the United States each year and that doctors perform approximately 350,000 bronchoscopies on these patients. A bronchoscopy is a non-surgical procedure that is often used to evaluate patients with potentially cancerous lung nodules but produces inconclusive results in up to 70% of cases. We estimate that the number of bronchoscopies performed would potentially increase - in lieu of more invasive procedures - if physicians had more confidence in bronchoscopy’s ability to provide clear results. Currently, we estimate that approximately 140,000 patients undergoing bronchoscopy have inconclusive results and could potentially benefit from our test. We believe our Percepta product can improve the diagnostic performance of bronchoscopy and classify approximately 40% of these patients as low risk or very low risk for lung cancer, saving approximately 60,000 patients from potentially having to undergo diagnostic surgeries.

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

In May 2017, we obtained positive Medicare coverage for Percepta through the Molecular Diagnostics Services Program, or MolDX program, administered by the Medicare Administrative Contractor, or MAC, Palmetto GBA, making it the first genomic test to be covered for use in lung cancer screening and diagnosis. The effect of these coverage decisions is that the test is available to nearly 60 million Medicare enrollees. We estimate that half of the patients evaluated for lung cancer in the United States are covered by Medicare.

IPF Market Opportunity for Our Envisia Classifier

Each year in the United States and Europe, up to 200,000 patients are suspected of having an ILD, including IPF, which is among the most common and deadly of these lung-scarring diseases. IPF is notoriously difficult to diagnose, often leading to treatment delays, repeated misdiagnoses, patient distress and added healthcare expense. Physicians routinely use high-resolution computed tomography imaging to identify UIP, the pattern whose presence is essential to IPF diagnosis. This approach, however, frequently provides inconclusive results, leading many patients to require surgery to secure a more definitive diagnosis using surgical histopathology. These surgeries are risky and expensive, and many patients are too frail to undergo the procedure. Of the approximate 200,000 patients evaluated for ILD annually, we estimate that approximately 75%, or 150,000 patients receive an uncertain diagnosis and are candidates for our Envisia test.

We believe the addressable market opportunity for our Envisia product is approximately $350 million to $400 million in the United States and over $200 million in Europe.

In August 2018, we obtained draft positive Medicare coverage for the Envisia classifier through the MolDX program, administered by Palmetto GBA. Upon expected finalization, the Envisia classifier will be the first genomic test to be covered by Medicare for use in IPF diagnosis, making the test available to the government health program’s nearly 60 million Medicare enrollees. We estimate that half of the patients evaluated for ILDs/IPF in the United States are covered by Medicare. We believe the Envisia Genomic Classifier will receive final positive Medicare coverage in early 2019.

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

Our process uses commercially available reagents and instruments with our own proprietary process and protocols, which results in RNA extraction from the range of small, minimally invasive biopsies used in our clinical development studies and our commercial laboratory tests.

Technology

Our technology approach is comprised of a number of key attributes:

•
Core Expertise in Broad-based Genomic Analysis. Our team of bioinformatics and computational scientists possess extensive knowledge of both existing computational methods as well as the capacity to develop proprietary methods as needed for algorithm design. We demonstrated our ability to utilize large amounts of genomic data with machine learning algorithms in the development of the Afirma GEC on microarrays. We have extended this capability substantially by accessing genomic features through deep RNA sequencing for the development of Afirma GSC. Our expertise allows us to use a combination of expression analysis as well as mutations and variants to build our sophisticated machine learning algorithms, all on the same platform.

•
Platform-Agnostic Approach. We are not reliant on any one technology platform to measure genomic signals; in fact, we may take advantage of a multitude of genomic methodologies to develop future tests. When we developed the Afirma GEC in 2008, microarray technologies were a cost-effective discovery technology compared to other approaches that were nascent at the time. More recently, the rapid cost reductions achieved in next generation sequencing platforms have allowed us to pursue our whole genome approach to biomarker discovery using a range of genomic features obtained through both DNA and RNA sequencing. From this vast array of sequence data, our algorithms select those genomic signals that inform on the disease in question, in the relevant biopsy sample. We continue to evaluate potential opportunities to use new genomic discoveries and technologies to further improve patient care.

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

Our Afirma classifiers are supported by more than 28 published scientific studies, including a prospective, multicenter clinical validation study published in The New England Journal of Medicine, which suggested that the test can significantly reduce the number of unnecessary surgeries. The Afirma classifier is recommended in leading practice guidelines and is covered for over 275 million lives in the United States, including through Medicare and all major commercial insurance plans in the United States.

Our Percepta test is supported by six published scientific studies, including data published in The New England Journal of Medicine, which demonstrate the test’s accuracy in identifying patients who are at low risk of cancer following inconclusive results from bronchoscopy. These patients may then be monitored with CT scans in lieu of undergoing surgery - a frequent next step at this juncture of the clinical pathway. A clinical utility study published in the journal CHEST showed that use of the test reduced unnecessary surgeries in the target patient population, compared to physicians’ plans prior to Percepta testing.

We continue to build our library of clinical evidence to support our Envisia product. Our test is supported by two clinical validation studies with a third validation (manuscript)combined with clinical utility in process, one analytical validation study, and one clinical utility study that demonstrate the unmet clinical need and potential utility of the test when used by subspecialty physicians.

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

We expanded our field sales team in 2018 and in 2019, we expect to continue to invest in sales and marketing to support our commercial expansion efforts.

To date, substantially all of our revenue has been derived from customers we serve in the United States. Through December 31, 2018, we derived most of our revenue from our Afirma solution, including cytopathology services and the Afirma assays.

We also offer our Afirma classifier in markets outside the United States through third-party promotion agreements and distribution agreements. We do not expect meaningful revenue from international sales in the near future.

Industry trade shows or events provide us with an opportunity to share important product and research updates and to interact with key opinion leaders who impact our business. We typically attend a number of select industry conferences, including the Annual Scientific and Clinical Congress of the American Association of Clinical Endocrinologists, or AACE and the Endocrine Society’s Annual Meeting, or ENDO, as well as key pulmonology conferences such as the American Thoracic Society’s International Conference, or ATS and the American College of Chest Physician’s CHEST Annual Meeting.

Laboratory Operations

We perform all of our genomic testing in South San Francisco, California. We perform slide preparation and staining for cytopathology on FNA samples in Austin, Texas. Our South San Francisco facility is responsible for quality assurance oversight, licensing and regulatory com pliance and maintenance for both of our laboratories to ensure data integrity and consistent, validated processes.

We receive samples for testing directly from the following sources:

•
FNAs for Afirma Genomic Testing Only. Institutions and other clients, such as laboratories, that perform their own cytopathology may send us FNA samples from indeterminate results to perform Afirma genomic testing. We receive approximately 65% of our Afirma test volume from this source and it is the fastest-growing segment of our business.

•
FNAs for Cytopathology and Reflexed Afirma Genomic Testing. We receive FNA samples from ordering physicians for cytopathology assessment and if results are indeterminate, Afirma genomic testing is to be performed. We partner with Thyroid Cytopathology Partners, or TCP, to perform the cytopathology review.

•
Bronchoscopy Samples for Percepta Classifier. Institutions and laboratories that perform their own cytopathology may send us samples collected during the bronchoscopy procedure and order genomic testing with the Percepta classifier when bronchoscopy results are inconclusive.

•
Bronchoscopy Samples for Envisia Classifier. Institutions send us samples to help better differentiate IPFs from other ILDs without the need for surgery. These samples are collected using transbronchial biopsy.

In 2016, we moved into a state-of-the-art laboratory space that we built out in South San Francisco, California. We believe that we have sufficient laboratory capacity to accommodate volume growth for our existing products and products in our pipeline.

We rely on TCP to provide professional cytopathology diagnoses on thyroid FNA samples pursuant to a pathology services agreement. Our agreement with TCP is effective until October 31, 2022 and thereafter automatically renews every year unless either party provides notice of intent not to renew at least twelve months prior to the end of the then-current term.

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

•
Collaborate with Network of Key Opinion Leaders. Key opinion leaders are able to impact clinical practice by publishing research and determining whether new tests should be integrated into practice guidelines. We collaborate with key opinion leaders early in the development process to ensure our clinical studies are designed and executed in a way that clearly demonstrates the benefits of our tests to patients, physicians and payers. Ongoing studies to support real world experience with our tests are also a key component of our efforts to collaborate with physician thought leaders.

•
Established Payer Relationships and In-network Contracts. We believe that positive engagement with payers leads to coverage decisions and facilitates our efforts on coverage and contract decisions for subsequent tests.

Coverage, Coding and Reimbursement

Revenue from our tests comes from several sources, including commercial third-party payers, such as insurance companies and health maintenance organizations, government payers, such as Medicare and Medicaid, and patients. Medicare has covered our Afirma classifier testing since 2012 and Percepta classifier testing since 2017. We anticipate having final Medicare coverage for our Envisia Genomic Classifier in early 2019. In the United States, we estimate that Medicare covers approximately 20% of patients evaluated for thyroid cancer and approximately 50% for patients evaluated for lung cancer and IPF.

Medicare generally covers molecular diagnostic tests through the MolDX program, administered by the MAC, Palmetto GBA. At December 31, 2018, the Medicare rate for the Afirma GSC and Percepta Bronchial Genomic Classifier was $3,600 and $3,220, respectively. We expect to receive a final coverage decision and pricing for our Envisia Genomic Classifier in early 2019.

Since 1984, Medicare has paid for clinical diagnostic laboratory tests, or CDLTs, on the Clinical Laboratory Fee Schedule, or CLFS under section 1833(h) of the Social Security Act, or the SSA. Section 216(a) of the Protecting Access to Medicare Act of 2014, or PAMA, added section 1834A to the SSA. The statute required extensive revisions to the Medicare CLFS coding, rate setting processes, and laboratory payment reporting for CDLTs, and creates a new subcategory of CDLTs called Advanced Diagnostic Laboratory Tests, or ADLTs, with separate reporting and payment requirements.

In 2016, CMS issued the final rule to implement the requirements of PAMA, which significantly revised the Medicare payment system for clinical diagnostic laboratory tests. The final rule was implemented on January 1, 2018 for the private payer rate-based fee schedule required by PAMA. Under the final rule, for CDLTs furnished on or after January 1, 2018, the amount Medicare pays is equal to the weighted median of private payer rates for the CDLT.

Prior to the implementation on January 1, 2018, the allowable Medicare rate for our Afirma GSC was $3,200. From January 1, 2018 through December 31, 2020, the allowable Medicare rate for our Afirma test under PAMA increased to $3,600.

We submit claims to payers directly for the Afirma GSC, using a unique American Medical Association Current Procedural Terminology code, or CPT code 81545. To date, a high percentage of FNA samples received are accessioned for cytopathology, for which we bill both the technical and professional component using established CPT codes.

We bill payers directly for the Percepta classifier using an “unlisted” CPT code until we obtain a specific code for the test. Similarly, we plan to bill payers directly for the Envisia classifier using an “unlisted’ CPT code until we obtain a specific code for the test.

State Medicaid programs typically make their own decisions with respect to coverage for our tests, as do private payers. We rely on a small number of third-party payers for a significant portion of our revenue, the loss of one or more of which would have a negative effect on our business. For the years ended December 31, 2018, 2017 and 2016, respectively, revenue was represented by the indicated percent for each payer:

•	Medicare accounted for 29%, 26% and 27% of our revenue; and

•	UnitedHealthcare accounted for 12%, 14% and 12% of our revenue.

Competition

We believe the principal competitive factors in the markets we target with our tests include:

•	the ability of the test to answer the appropriate clinical question at the right point in the clinical pathway;

•	the quality and strength of clinical validation and utility data;

•	confidence in diagnostic results backed by analytical verification data;

•	the extent of reimbursement and in-network payer contracts;

•	inclusion in practice guidelines;

•	cost-effectiveness; and

•	ease of use.

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

We also face competition from companies and academic institutions that use next generation sequencing technology or other methods to measure mutational markers such as BRAF and KRAS, along with numerous other mutations. These organizations include Interpace Diagnostics Group, Inc., CBLPath, Inc./University of Pittsburgh Medical Center, and others who are developing new products or technologies that may compete with our tests. In the future, we may also face competition from companies developing new products or technologies.

With the Percepta and Envisia tests, we believe our primary competition will similarly come from traditional methods used by physicians to diagnose the related diseases. For the Percepta test, we expect competition from companies focused on lung cancer such as Oncocyte Corporation and Oncimmune Holdings PLC. We also anticipate facing potential competition from companies offering or developing approaches for assessing malignancy risk in patients with lung nodules using alternative samples such as blood, urine or sputum, including Biodesix, Inc. and Guardant Health, Inc. However, such "liquid biopsies" are later in the diagnostic paradigm; for example, to inform treatment decisions for cancer or to gauge risk of recurrence or response to treatment.

In general, we also face competition from commercial laboratories, such as Laboratory Corporation of America Holdings, and Sonic Healthcare USA with strong infrastructure to support the commercialization of diagnostic services. We face potential competition from companies such as Illumina, Inc. and Thermo Fisher Scientific Inc., both of which have entered the clinical diagnostics market. Other potential competitors include companies that develop diagnostic products, such as Roche Diagnostics, a division of Roche Holding Ltd, Siemens AG and Qiagen N.V.

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

Moreover, if one of our clinical reference laboratories is out of compliance with CLIA requirements, we may be subject to sanctions such as suspension, limitation or revocation of our CLIA certificate, as well as directed plan of correction, state on-site monitoring, civil money penalties, civil injunctive suit or criminal penalties. If we were to be found out of compliance with CLIA requirements and subjected to sanctions, our business could be harmed.

We have historically held CLIA certifications to perform testing at our South San Francisco and Austin, Texas laboratory locations.  In addition, TCP, which is co-located in our Austin laboratory location and provides professional cytopathology diagnoses on thyroid FNA samples that are referred to us, has historically held a separate CLIA certification. To renew our CLIA certificates, we are subject to survey and inspection every two years to assess compliance with program standards.  Following a routine July 2018 survey of our Austin laboratory location, in September 2018, CMS determined that because we only collected and processed patient specimens and TCP, rather than us, performed the patient testing from the Austin laboratory, we did not require a CLIA certificate for the laboratory. CMS then inactivated our Austin laboratory’s CLIA number effective July 2018. This determination was not a result of any deficiencies noted by CMS during the survey. As a result of the closure of our CLIA number, we are not currently eligible to bill CMS for the cytopathology diagnostic services provided at that location until our CLIA certificate has been reinstated. Reimbursement claims may be submitted to CMS within one year of the date the services were provided. We recently amended our agreement with TCP to clarify the nature of the relationship in how we conduct operations in our Austin laboratory, and have also submitted a request to CMS to reinstate the CLIA certificate for the Austin laboratory.  While we believe that our CLIA certificate for the Austin laboratory should be reinstated effective as of July 2018, and that, based on our discussion with CMS to date, CMS will likely reinstate our CLIA certificate effective as of the date of our request for reinstatement, CMS may ultimately disagree with our position. If CMS reinstates our certification but does not do so effective as of July 2018, we would only be able to bill CMS for claims following the effective date of the reinstated certificate for the tests performed at the Austin laboratory. We also would be required to reverse approximately $1.5 million in previously recognized revenue in 2018, of which approximately $1.0 million was previously collected and would need to be remitted to CMS, associated with claims for cytopathology diagnostic services furnished after the date of the July 2018 survey. Moreover, if CMS fails to reinstate or renew our certification, we will be unable to bill for services provided to Medicare beneficiaries for the cytopathology diagnostic services provided at the Austin location.

We continue to maintain a valid CLIA certificate for our South San Francisco laboratory location and therefore remain eligible to bill CMS for all other testing that we perform.

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

New York Laboratory Licensing

Our clinical reference laboratories are required to be licensed by New York, under New York laws and regulations before we receive specimens from New York State. The license establishes standards for:

•quality management systems;
•qualifications, responsibilities, and training;
•facility design and resource management;
•pre-analytic, analytic (including validation and quality control), and post-analytic systems; and
•quality assessments and improvements.

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

The FDA enforces the requirements described above by various means, including inspection and market surveillance. If the FDA finds a violation, it can institute a wide variety of enforcement actions, ranging from an Untitled Letter or Warning Letter to more severe sanctions such as:

•fines, injunctions, and civil penalties;
•recall or seizure of products;
•operating restrictions, partial suspension or total shutdown of production; and
•criminal prosecution.

Federal Oversight of Laboratory Developed Tests and Research Use Only Products

Clinical laboratory tests like our proprietary genomic tests are regulated under CLIA, as administered by CMS, as well as by applicable state laws. Clinical laboratory tests that are developed and validated by a laboratory are referred to as laboratory developed tests, or LDTs, by the FDA. Currently, FDA believes these tests meet the definition of a device under the Federal Food, Drug, and Cosmetic Act; however, the FDA is currently exercising enforcement discretion for LDTs, meaning that FDA is generally not requiring clinical laboratories performing a LDT to comply with FDA regulations, although reagents, instruments, software or components provided by third parties and used to perform LDTs may be subject to FDA regulation. We believe that the Afirma, Percepta and Envisia classifiers are LDTs for which FDA is currently exercising its enforcement discretion. In October 2014, the FDA published a draft guidance document proposing a framework for the regulation of LDTs. In November 2016, the FDA announced that it would not finalize guidance and would instead work with the new Administration, Congress and stakeholders on an updated framework. In January 2017, the FDA issued a discussion paper on LDTs in which it synthesized stakeholder feedback and outlined a substantially revised "possible approach" to the oversight of LDTs, which did not represent a formal position of the FDA, and is not enforceable. In a December 2018 statement, FDA said that there is a need for “a unified approach to the regulation of in vitro clinical tests to protect patient safety, support innovation, and keep pace with the rapidly evolving technology that’s helping us find new treatments for disease,” and listed key principles of an approach it would support. However, FDA’s enforcement discretion policy is expected to remain in place unless and until FDA announces and implements a different approach to the regulation of LDTs.

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

We cannot provide any assurance that FDA regulation, including premarket review, will not be required in the future for our diagnostic services, whether through additional guidance or regulations issued by the FDA, new enforcement policies adopted by the FDA or new legislation enacted by Congress. Legislative proposals addressing oversight of LDTs were introduced in recent years, most recently the Verifying Accurate Leading-edge IVCT Development (VALID) Act of 2018 in December 2018, and we expect that new legislative proposals will be introduced from time to time. It is possible that legislation could be enacted into law or regulations or guidance could be issued by the FDA which may result in new or increased regulatory requirements for us to continue to offer our tests or to develop and introduce new tests.

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

Corporate Practice of Medicine

Numerous states, including California and Texas, have enacted laws prohibiting corporations such as us from practicing medicine and employing or engaging physicians to practice medicine. These laws are designed to prevent interference in the medical decision-making process by anyone who is not a licensed physician. This prohibition is generally referred to as the prohibition against the corporate practice of medicine. Violation of this prohibition may result in civil or criminal fines, as well as sanctions imposed against us or the professional through licensing proceedings. The pathologists who review and classify thyroid FNA cytopathology results for Afirma are employed by TCP, a Texas professional association, pursuant to services agreement between us and TCP. Pursuant to the agreement, we pay TCP a monthly fee on a per FNA basis, and TCP manages and supervises the pathologists who perform the cytopathology services as a component of the Afirma solution.

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

The federal Anti-kickback Law includes statutory exceptions and provides for a number of safe harbors. If an arrangement meets the provisions of a safe harbor, it is deemed not to violate the Anti-kickback Law. An arrangement must fully comply with each element of an applicable safe harbor in order to qualify for protection. Many state anti-kickback statutes have analogous exceptions or safe harbors to those of the federal Anti-kickback Law. These state anti-kickback statutes have generally been interpreted consistently with the Anti-kickback Law.

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

Further, the federal False Claims Act prohibits a person from knowingly presenting or causing to be presented a false or fraudulent claim to, making a false record or statement in order to secure payment from or retaining an overpayment by the federal government. In addition to actions initiated by the government itself, the statute authorizes actions to be brought on behalf of the federal government by a private party having knowledge of the alleged fraud. Because the complaint is initially filed under seal, the action may be pending for some time before the defendant is even aware of the action. If the government is ultimately successful in obtaining redress in the matter or if the plaintiff succeeds in obtaining redress without the government's involvement, then the plaintiff will receive a percentage of the recovery. Finally, the Social Security Act includes its own provisions that prohibit the filing of false claims or submitting false statements in order to obtain payment. Violation of these provisions may result in up to treble damages, substantial civil penalties, fines, imprisonment or combination of the above, and possible exclusion from Medicare or Medicaid programs. California has an analogous state false claims act applicable to all payers, as do many other states; however, we may not be aware of all such rules and statutes and cannot provide assurance that we will be in compliance with all such laws and regulations.

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

In addition, in October 2018, the Eliminating Kickbacks in Recovery Act of 2018, or EKRA, was enacted as part of the SUPPORT for Patients and Communities Act (P.L 115-271). This law prohibits the solicitation, receipt, payment or offering of any remuneration in return for referring a patient or patronage to a recovery home, clinical treatment facility, or laboratory for services covered by both government and private payers. EKRA also applies to the payment or offering of remuneration in exchange for an individual using the services of a recovery home, clinical treatment facility, or laboratory. To date, neither the Department of Justice nor the Department of Health and Human Services has issued guidance further interpreting or implementing EKRA.

Finally, under PAMA, laboratories are required to report to CMS the private payer payment rates and test volumes paid by private payers based on final payments made during a specific “data collection period.” This data reporting requirement is triennial for most clinical diagnostic laboratory tests (annual for ADLTs), with the first data reporting period occurring in 2017 for final payments made in January through June 2016. The next data reporting period will be in 2020 for final payments made in January through June 2019. When reporting data under PAMA, the President, CEO, or CFO of a reporting entity, or an individual who has been delegated authority to sign for, and who reports directly to, such an officer, must sign the certification statement and be responsible for assuring that the data provided are accurate, complete, and truthful, and meets all the required reporting parameters. Failure to report or misrepresentation or omission in reporting can result in civil penalties of up to $10,000 per day for each violation and other penalties. We believe we are in compliance with the PAMA reporting requirements, but there can be no assurance that our reporting practices will not be scrutinized under the PAMA regulations.

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

We have 24 issued patents that expire between 2029 and 2032 related to methods used in the Afirma diagnostic platform, in addition to 16 pending U.S. utility patent applications, one U.S. provisional patent application, and one Patent Cooperation Treaty, or PCT, application. Some of these U.S. utility patent applications have pending foreign counterparts. We also exclusively licensed intellectual property, including rights to five issued patents that will expire between 2030 and 2035, and three pending U.S. utility patent applications in the thyroid space that would expire between 2030 and 2033 once issued, related to methods that are used in the Afirma diagnostic test, some of which have foreign counterparts.

In the lung diagnostic space, we have exclusively licensed intellectual property rights to 12 pending patent applications and eight issued patents. Patents issuing from the licensed portfolio will expire between 2024 and 2028. In addition, we own a pending PCT patent application, a pending U.S. utility patent application, a U.S. provisional patent application, and pending foreign counterpart patent applications in Australia, Canada, China, Europe, Japan, and South Korea related to our Percepta test. We also own one U.S. patent application and one counterpart European patent application related to another lung disease, and two pending U.S. patent applications, five patent applications abroad, and one PCT patent application related to Envisia. Any patents granted from our current lung cancer patent applications will expire no earlier than 2035 and those from the interstitial lung disease patent applications will expire no earlier than 2034.

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

Employees

At December 31, 2018, we had 270 employees, of which 51 work in laboratory operations, 28 in research and development and clinical development, 106 in selling and marketing, and 85 in general and administrative, including 56 in billing and client services, 12 in information technology and 11 in finance. None of our employees are the subject of collective bargaining arrangements, and our management considers its relationships with employees to be good.

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

ITEM 1A.    RISK FACTORS

Risks Related to Our Business

We have a history of losses, and we expect to incur net losses for the foreseeable future and may never achieve or sustain profitability.

We have incurred net losses since our inception. For the year ended December 31, 2018, we had a net loss of $23.0 million and as of December 31, 2018, we had an accumulated deficit of $234.1 million. We expect to incur additional losses in the future, and we may never achieve revenue sufficient to offset our expenses. Over the next couple of years, we expect to continue to devote substantially all of our resources to increase adoption of, and reimbursement for our Afirma tests, Percepta, our lung cancer test which we launched in April 2015, Envisia, our test for IPF which we launched in October 2016, and the development of additional tests. We may never achieve or sustain profitability, and our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

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

Revenue for tests performed on patients covered by Medicare and UnitedHealthcare was 29% and 12%, respectively, of our revenue for the year ended December 31, 2018, compared with 26% and 14%, respectively, for the year ended December 31, 2017. The percentage of our revenue derived from significant payers is expected to fluctuate from period to period as our revenue fluctuates, as additional payers provide reimbursement for our tests or if one or more payers were to stop reimbursing for our tests or change their reimbursed amounts. Effective January 2012, Palmetto GBA, the regional MAC, that handled claims processing for Medicare services over our jurisdiction at that time, issued coverage and payment determinations for the Afirma GEC. Afirma GSC is now covered by Noridian Healthcare Solutions, LLC, the current MAC for our jurisdiction, through the MolDX program, administered by Palmetto GBA, under a Local Coverage Determination, or LCD.

Noridian Healthcare Solutions issued a LCD for Percepta effective for services performed on or after May 2017. This coverage policy requires us to establish and maintain a Certification and Training Registry program and make Percepta available only to certain Medicare patients through physicians who participate in this program. Failure by us or physicians to comply with the requirements of the Certification and Training Registry program could lead to loss of Medicare coverage for Percepta, which could have an adverse effect on our revenue.

We have submitted the dossier of clinical evidence needed to obtain Medicare coverage for the Envisia Genomic Classifier through the MolDX technical assessment process, and received a draft LCD for it in August 2018. We expect the final policy to be issued and become effective in early 2019, but there can be no assurances that Envisia will obtain Medicare coverage in 2019 or in subsequent years.

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

On March 1, 2015, a CPT code was issued for the Afirma GEC. On January 1, 2018, the Medicare Clinical Laboratory Fee Schedule payment rate for the Afirma classifier increased from $3,220 to $3,600. This rate is based on the volume-weighted median of private payer rates based on final payments made between January 1 and June 30, 2016, which we reported to CMS in 2017 as required under PAMA. This payment rate will be effective through December 31, 2020. The next data reporting period will be in 2020 for final payments made between January 1 and June 30, 2019. The volume-weighted median of these private payer rates will set the Medicare payment rate for the Afirma classifier from January 1, 2021 through December 31, 2023. There can be no assurance that the rate will not decrease from $3,600 during this or a subsequent reporting cycle under PAMA.

We submit claims to Medicare for Percepta using an unlisted code and were paid at the rate of $3,220 in 2018 under the MolDX program. A specific CPT code assigned to Percepta may be required to go through the national payment determination process, and there can be no assurance that the Medicare payment rate the test receives through this process will not be lower than the current payment rate for Percepta. There can also be no assurance that the Medicare payment rate for Percepta will not be reduced when it is set based on volume-weighted median of private payer rates under PAMA.
If there is a decrease in the Medicare payment rate for our tests, our revenue from Medicare will decrease and the payment rates for some of our commercial payers may also decrease if they tie their allowable rates to the Medicare rate. These changes could have an adverse effect on our business, financial condition and results of operations.

Moreover, as discussed in further detail in the section titled “Business-Regulation-Clinical Laboratory Improvement Act of 1988, or CLIA,” we currently do not have an active CLIA certification in our Austin laboratory and are therefore not currently eligible to bill CMS for the cytopathology diagnostic services provided at that location. If CMS reinstates our certification but does not agree to do so effective as of July 2018, the effective date of the closure of our CLIA certificate and number, we would only be able to bill for claims for such services at such location following the effective date of the reinstated certificate and would be required to remit amounts previously received from CMS and reverse previously recognized revenue associated with claims for cytopathology diagnostic services made after the date of the July 2018 survey. Moreover, if CMS fails to reinstate or renew our certification, we will be unable to bill for services provided to Medicare beneficiaries for the cytopathology diagnostic services provided at the Austin location, which may have an adverse effect on our business, financial condition and results of operations.

Although we have entered into contracts with certain third-party payers that establish in-network allowable rates of reimbursement for our Afirma tests, payers may suspend or discontinue reimbursement at any time, may require or increase co-payments from patients, or may reduce the reimbursement rates paid to us. Reductions in private payer amounts could decrease the Medicare payment rates for our tests under PAMA. In addition, private payers have begun requiring prior authorization for molecular diagnostic tests. Potential reductions in reimbursement rate or increases in the difficulty of achieving payment could have a negative effect on our revenue.

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

We expect to continue to focus substantial resources on increasing adoption, coverage and reimbursement for the Afirma classifier, the Percepta classifier and the Envisia classifier as well as any other future tests we may develop. We believe it will take several years to achieve coverage and contracted reimbursement with a majority of third-party payers. However, we cannot predict whether, under what circumstances, or at what payment levels payers will reimburse for our tests. Also, payer consolidation is underway and creates uncertainty as to whether coverage and contracts with existing payers will remain in effect. Finally, if there is a decrease in the Medicare payment rate for our tests, the payment rates for some of our commercial payers may also decrease if they tie their allowable rates to the Medicare rate. Reductions in private payer amounts could decrease the Medicare payment rates for our tests under PAMA. Our failure to establish broad adoption of and reimbursement for our tests, or our inability to maintain existing reimbursement from payers, will negatively impact our ability to generate revenue and achieve profitability, as well as our future prospects and our business.

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

The Afirma genomic classifier is included in most physician practice guidelines in the United States for the assessment of patients with thyroid nodules. However, historical practice recommended a full or partial thyroidectomy in cases where cytopathology results were indeterminate to confirm a diagnosis. Our lung products are not yet integrated into practice guidelines and physicians may be reluctant to order tests that are not recommended in these guidelines. Because our diagnostic services are performed by our certified laboratory under CLIA rather than by the local laboratory or pathology practice, pathologists may be reluctant to support our testing services as well. Guidelines that include our classifiers currently may subsequently be revised to recommend another testing protocol, and these changes may result in physicians deciding not to use our tests. Lack of guideline inclusion could limit the adoption of our tests and our ability to generate revenue and achieve profitability. To the extent international markets have existing practices and standards of care that are different than those in the United States, we may face challenges with the adoption of our tests in international markets.

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

We are also required to maintain state licenses to conduct testing in our laboratories. California, New York, Texas, among other states’ laws, require that we maintain a license and comply with state regulation as a clinical laboratory. Other states may have similar requirements or may adopt similar requirements in the future. In addition, both of our clinical laboratories are required to be licensed on a test-specific basis by New York State. We have received approval for the Afirma and Percepta tests. We will be required to obtain approval for other tests we may offer in the future. If we were to lose our CLIA certificate or California license for our South San Francisco laboratory, whether as a result of revocation, suspension or limitation, we would no longer be able to perform our molecular tests, which would eliminate our primary source of revenue and harm our business. If we fail to meet the state licensing requirements for our Austin laboratory, we would need to move the receipt and storage of FNAs, as well as the slide preparation for cytopathology, to South San Francisco, which could result in a delay in processing tests during that transition and increased costs. If we were to lose our licenses issued by New York or by other states where we are required to hold licenses, we would not be able to test specimens from those states. New tests we may develop may be subject to new approvals by regulatory bodies such as New York State, and we may not be able to offer our new tests until such approvals are received. Moreover, see the section titled “Business-Regulation-Clinical Laboratory Improvement Act of 1988, or CLIA,” for a discussion regarding the status of the CLIA certificate for our Austin laboratory.

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

We rely on TCP to provide cytopathology professional diagnoses on thyroid FNA samples pursuant to a pathology services agreement. Pursuant to this agreement, TCP has the exclusive right to provide the cytopathology diagnoses on FNA samples at a fixed price per test. We have also agreed to allow TCP to co-locate in a portion of our facilities in Austin, Texas. Our agreement with TCP is effective through October 31, 2022, and thereafter automatically renews every year unless either party provides notice of intent not to renew at least 12 months prior to the end of the then-current term.

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

PAMA includes a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS and the Physician Fee Schedule would report on triennial bases (or annually for advanced diagnostic laboratory tests, or ADLTs), private payer rates and volumes for their tests with specific CPT codes based on final payments made during a set data collection period (the first of which was January 1 through June 30, 2016). We believe that PAMA and its implementing regulations are generally favorable to us. We reported to CMS the data required under PAMA before the March 31, 2017 deadline. The new payment rate for the Afirma genomic classifier based on the volume-weighted median of private payer rates took effect January 1, 2018, increasing from $3,220 to $3,600 through December 31, 2020. The next data reporting period will be in 2020 for final payments made between January 1 and June 30, 2019. The volume-weighted median of these private payer rates will set the Medicare payment rate for the Afirma classifier from January 1, 2021 through December 31, 2023. There can be no assurance that the payment rate for Afirma will not decrease in the future or that the payment rates for Percepta or Envisia will not be adversely affected by the PAMA law and regulations.

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

In December 2016, Congress passed the 21st Century Cures Act, which, among other things, revised the process for LCDs. Additionally, effective June 11, 2017, a MAC is required to, among other things, publish a summary of the evidence that it considered when developing an LCD, including a list of sources, and an explanation of the rationale that supports the MAC’s determinations. In October 2018, CMS issued additional guidance revising the requirements for the development of LCDs. We cannot predict whether these revisions will delay future LCDs and result in impeded coverage for our test products, which could have a material negative impact on revenue.

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

In addition, we must maintain CLIA compliance and certification to sell our tests and be eligible to bill for diagnostic services provided to Medicare beneficiaries. See the section titled “Business-Regulation-Clinical Laboratory Improvement Act of 1988, or CLIA.”

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

In January 2017, the FDA issued a "Discussion Paper on Laboratory Developed Tests" following input it received from multiple stakeholders who had commented on its 2014 draft guidance. The FDA specifically states in its Discussion Paper that the proposals contained in the document do not represent a final version of the LDT draft guidance documents and are only designed to provide a possible approach to spark further dialogue. The suggested LDT framework could grandfather many types of LDTs without requiring new premarket review or quality management requirements. It also suggests a four-year phased implementation of the premarket review requirements for some types of tests. In a December 2018 statement, FDA said that there is a need for “a unified approach to the regulation of in vitro clinical tests to protect patient safety, support innovation, and keep pace with the rapidly evolving technology that’s helping us find new treatments for disease.” FDA listed key principles of an approach it would support.

In March 2017, a draft bill on the regulation of LDTs, entitled "The Diagnostics Accuracy and Innovation Act", or DAIA, was released for discussion. In December 2018, the sponsors of DAIA released a new version of the legislation called the “Verifying Accurate, Leading-edge IVCT Development Act, or VALID Act. The VALID Act proposes a risk-based approach to regulate LDTs and creates a new in vitro clinical test category, which includes LDTs, and a regulatory structure under the FDA. As proposed, the bill would create a precertification program for lower risk tests not otherwise required to go through premarket review. It would grandfather existing tests but would allow FDA to subject otherwise grandfathered tests to premarket review under certain conditions. We cannot predict whether this draft bill will become legislation and cannot quantify the effect of this draft bill on our business.

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

Some of the materials we use for our tests and that we may use for future tests are labeled for research-use only, or RUO, or investigational-use only, or IUO. In November 2013, the FDA finalized guidance regarding the sale and use of products labeled RUO or IUO. Among other things, the guidance advises that the FDA continues to be concerned about distribution of research or investigational-use only products intended for clinical diagnostic use and that the manufacturer’s objective intent for the product’s intended use will be determined by examining the totality of circumstances, including advertising, instructions for clinical interpretation, presentations that describe clinical use, and specialized technical support, surrounding the distribution of the product in question. The FDA has advised that if evidence demonstrates that a product is inappropriately labeled for research or investigational-use only, the device would be considered misbranded and adulterated within the meaning of the Federal Food, Drug and Cosmetic Act. Some of the reagents, instruments, software or components obtained by us from suppliers for use in our products are currently labeled as RUO or IUO. If the FDA were to determine that any of these reagents, instruments, software or components are improperly labeled RUO or IUO and undertake enforcement actions, some of our suppliers might cease selling these reagents, instruments, software or components to us, and any failure to obtain an acceptable substitute could significantly and adversely affect our business, financial condition and results of operations, including increasing the cost of testing or delaying, limiting or prohibiting the purchase of reagents, instruments, software or components necessary to perform testing.

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

We also face competition from companies and academic institutions that use next generation sequencing technology or other methods to measure mutational markers such as BRAF and KRAS, along with numerous other mutations. These organizations include Interpace Diagnostics Group, Inc., CBLPath, Inc./University of Pittsburgh Medical Center and others who are developing new products or technologies that may compete with our tests. In the future, we may also face competition from companies developing new products or technologies.

With the Percepta and Envisia tests, we believe our primary competition will similarly come from traditional methods used by physicians to diagnose the related diseases. For the Percepta test, we expect competition from companies focused on lung cancer such as Oncocyte Corporation and Oncimmune Holdings PLC. We also anticipate facing potential competition from companies offering or developing approaches for assessing malignancy risk in patients with lung nodules using alternative samples such as blood, urine or sputum, including Biodesix, Inc. and Guardant Health, Inc. However, such “liquid biopsies” are often used earlier in the diagnostic paradigm — for instance, to screen for cancer — or to gauge risk of recurrence or response to treatment.

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

•compliance with complex federal and state regulations related to billing government payers, such as Medicare and Medicaid, including requirements to have an active CLIA certificate;

•risk of government audits related to billing government payers;

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

We use standard industry billing codes, known as CPT codes, to bill for cytopathology. In addition, we use the CPT code 81545 to bill for our Afirma classifier. CPT codes do not exist for our other proprietary molecular diagnostic tests. Therefore, until such time that we are assigned and are able to use a designated CPT code specific to Percepta and Envisia, we use “unlisted” codes for claim submissions, which can lead to delays in payers adjudicating our claims or denials of payment altogether. Moreover, these codes can change over time. When codes change, there is a risk of an error being made in the claim adjudication process. These errors can occur with claims submission, third-party transmission or in the processing of the claim by the payer. Claim adjudication errors may result in a delay in payment processing or a reduction in the amount of the payment received. Coding changes, therefore, may have an adverse effect on our revenues. Even when we receive a designated CPT code specific to our tests, such as the 81545 code for the Afirma GEC that became effective January 1, 2016, there can be no assurance that payers will recognize these codes in a timely manner or that the process of transitioning to such a code and updating their billing systems and ours will not result in errors, delays in payments and a related increase in accounts receivable balances.

As we introduce new tests, we will need to add new codes to our billing process as well as our financial reporting systems. Failure or delays in effecting these changes in external billing and internal systems and processes could negatively affect our collection rates, revenue and cost of collecting.

Correct coding is subject to the coding policies of the American Medical Association CPT Editorial Panel, or AMA CPT. With respect to claims submitted to Medicare and Medicaid, it is also subject to coding policies developed through the National Correct Coding Initiative, or NCCI. Other payers may develop their own payer-specific coding policies. The broader coding policies of the AMA CPT, NCCI, and other payers are subject to change. For instance, the NCCI recently adopted an update to its Coding Policy Manual effective January 1, 2019, to limit instances when multiple codes may be billed for molecular pathology testing. Such coding policy changes may negatively affect our revenues and cash flow.

Additionally, our billing activities require us to implement compliance procedures and oversight, train and monitor our employees, challenge coverage and payment denials, assist patients in appealing claims, and undertake internal audits to evaluate compliance with applicable laws and regulations as well as internal compliance policies and procedures. Payers also conduct external audits to evaluate payments, which add further complexity to the billing process. If the payer makes an overpayment determination, there is a risk that we may be required to return some portion of prior payments we have received. See the section titled “Business-Regulation-Clinical Laboratory Improvement Act of 1988, or CLIA,” for a discussion regarding the status of the CLIA certificate for our Austin laboratory and the potential impact if CMS fails to reinstate or renew our certificate, whether entirely or as of the date our CLIA certificate was inactivated in July 2018. Additionally, the ACA established a requirement for providers and suppliers to report and return any overpayments received from government payers under the Medicare and Medicaid programs within 60 days of identification. Failure to identify and return such overpayments exposes the provider or supplier to liability under federal false claims laws. These billing complexities, and the related uncertainty in obtaining payment for our tests, could negatively affect our revenue and cash flow, our ability to achieve profitability, and the consistency and comparability of our results of operations.

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

We have previously acquired companies and we may pursue additional acquisitions of complementary businesses or assets, as well as technology licensing arrangements as part of our business strategy. We also may pursue strategic alliances that leverage our core technology and industry experience to expand our offerings or distribution, or make investments in other companies. To date, we have limited experience with respect to acquisitions and the formation of strategic alliances and joint ventures. We may not be able to integrate acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. In addition, we may not realize the expected benefits of an acquisition or investment. Any acquisitions made by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Integration of acquired companies or businesses we may acquire in the future also may require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, joint venture or investment.

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

Our Loan and Security Agreement provides our lender with a first-priority lien against substantially all of our assets, excluding our intellectual property, and contains financial covenants and other restrictions on our actions, which could limit our operational flexibility and otherwise adversely affect our financial condition.

Our Loan and Security Agreement restricts our ability to, among other things, incur liens, make investments, incur indebtedness, merge with or acquire other entities, dispose of assets, make dividends or other distributions to holders of its equity interests, engage in any new line of business, or enter into certain transactions with affiliates, in each case subject to certain exceptions. It also requires us to achieve certain revenue levels tested quarterly on a trailing twelve-month basis. However, failure to maintain the revenue levels will not be considered a default if the sum of our unrestricted cash and cash equivalents maintained with Silicon Valley Bank and amount available under the revolving line of credit is at least $40.0 million. Our ability to comply with these and other covenants is dependent upon a number of factors, some of which are beyond our control.

Our failure to comply with the financial covenants, or the occurrence of other events specified in our Loan and Security Agreement, could result in an event of default under the Loan and Security Agreement, which would give our lenders the right to terminate their commitments to provide additional loans under the Loan and Security Agreement and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, we have granted our lender a first-priority lien against all of our assets, excluding our intellectual property, as collateral. Failure to comply with the covenants or other restrictions in the Loan and Security Agreement could result in a default. If the debt under our Loan and Security Agreement was to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay it, which would have an immediate adverse effect on our business and operating results. This could potentially cause us to cease operations and result in a complete loss of your investment in our common stock.

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

•Medicare billing and payment regulations applicable to clinical laboratories, including requirements to have an active CLIA certificate;

•the Federal Anti-kickback Statute (and state equivalents), which prohibits knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a federal healthcare program;

•the Eliminating Kickbacks in Recovery Act of 2018, or EKRA, which prohibits the solicitation, receipt, payment or offering of any remuneration in return for referring a patient or patronage to a recovery home, clinical treatment facility, or laboratory for services covered by both government and private payers;

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

We apply for and in-license patents covering our products and technologies and uses thereof, as we deem appropriate, however we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. We have 24 issued patents that expire between 2029 and 2032 related to methods used in the Afirma diagnostic platform, in addition to 16 pending U.S. utility patent applications, one U.S. provisional patent application, and one PCT application. Some of these U.S. utility patent applications have pending foreign counterparts. We also exclusively licensed intellectual property, including rights to five issued patents that will expire between 2030 and 2035, and three pending U.S. utility patent applications in the thyroid space that would expire between 2030 and 2033 once issued, related to methods that are used in the Afirma diagnostic test, some of which have foreign counterparts. In the lung diagnostic space, we have exclusively licensed intellectual property rights to 12 pending patent applications and eight issued patents. Patents issuing from the licensed portfolio will expire between 2024 and 2028. In addition, we own a pending PCT patent application, a pending U.S. utility patent application, a U.S. provisional patent application, and pending foreign counterpart patent applications in Australia, Canada, China, Europe, Japan, and South Korea related to our Percepta test. We also own one U.S. patent application and one counterpart European patent application related to another lung disease, and two pending U.S. patent applications, five patent applications abroad, and one PCT patent application related to Envisia. Any patents granted from our current lung cancer patent applications will expire no earlier than 2035 and those from the interstitial lung disease patent applications will expire no earlier than 2034. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. We may not be successful in defending any challenges made against our patents or patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents and increased competition to our business. The outcome of patent litigation can be uncertain and any attempt by us to enforce our patent rights against others may not be successful, or, if successful, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business.

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

We have incurred net losses since our inception and may never achieve profitability. As of December 31, 2018, we had net operating loss, or NOL, carryforwards of approximately $210.7 million, $56.1 million and $36.6 million available to reduce future taxable income, if any, for federal, California and other state income tax purposes, respectively. The U.S. federal NOL carryforwards will begin to expire in 2026 while for state purposes, the NOL carryforwards began to expire in 2028. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Acts, or Tax Act, which was enacted in December 2017, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited.  It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

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

The Tax Act provides for significant changes to taxation of business entities, including, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate.

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
U.S. GAAP is subject to interpretation by the Financial Accounting Standards Board, or FASB, the Securities and Exchange Commission, or the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

For example, the FASB recently adopted new accounting rules, which will apply to us starting with our fiscal year beginning January 1, 2019, that require companies to capitalize most leases on their balance sheets by recognizing a lessee’s rights and obligations. As a result of these new accounting rules, we will be required to account for lease-related assets and liabilities on our balance sheet, and we may be required to make other changes to the recording and classification of our lease-related expenses. We have performed an analysis on the impact of this standard and do not expect that this standard will have a material impact on our results of operations or cash flows, but we expect that it will have a material impact on our assets and liabilities.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal controls on an annual basis. If we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We have only recently compiled the systems, processes and documentation necessary to comply with Section 404 of the Sarbanes-Oxley Act. We will need to maintain and enhance these processes and controls as we grow, and we will require additional management and staff resources to do so. Additionally, even if we conclude our internal controls are effective for a given period, we may in the future identify one or more material weaknesses in our internal controls, in which case our management will be unable to conclude that our internal control over financial reporting is effective. We ceased being an emerging growth company on December 31, 2018, and are now required to include an attestation report on the effectiveness of our internal control over financial reporting annually of our independent registered public accounting firm. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.

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

We are a smaller reporting company and may elect to comply with reduced public company reporting requirements applicable to smaller reporting companies, which could make our common stock less attractive to investors.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol "VCYT".

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

The graph below shows the cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100.00 on the date specified in each of our common stock, the Nasdaq Global Market Index, and the Nasdaq Biotechnology Index for the period commencing on October 30, 2013 (the first day of trading of our common stock) and ending on December 31, 2018. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of future performance of our common stock.

	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018
Veracyte, Inc.	$73.00	$54.00	$58.00	$49.00	$95.00
Nasdaq Global Market Index	$121.00	$128.00	$137.00	$176.00	$169.00
Nasdaq Biotechnology Index	$148.00	$165.00	$129.00	$157.00	$147.00

ITEM 6.    SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements and related notes included elsewhere in this annual report. The selected balance sheet data at December 31, 2018 and 2017 and the selected statements of operations data for each of the years ended December 31, 2018, 2017 and 2016 have been derived from our audited financial statements that are included elsewhere in this report. The selected balance sheet data at December 31, 2016, 2015 and 2014 and the selected statements of operations data for the years ended December 31, 2015 and 2014 have been derived from our audited financial statements not included in this report. The financial data are historical and are not necessarily indicative of results to be expected in any future period (in thousands, except share and per share data and genomic classifiers reported):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Statements of Operations Data:
Revenue	$92,008	$71,953	$65,085	$49,503	$38,190
Operating expenses:
Cost of revenue(1)	33,078	28,195	25,462	21,497	16,606
Research and development(1)	14,820	13,881	15,324	12,796	9,804
Selling and marketing(1)	41,313	32,260	28,248	25,293	21,932
General and administrative(1)	23,963	23,088	23,787	22,583	18,854
Intangible asset amortization	1,067	1,067	1,067	800	—
Total operating expenses(1)	114,241	98,491	93,888	82,969	67,196
Loss from operations	(22,233)	(26,538)	(28,803)	(33,466)	(29,006)
Interest expense	(1,963)	(4,941)	(2,757)	(378)	(439)
Other income, net	1,197	476	202	140	72
Net loss and comprehensive loss	$(22,999)	$(31,003)	$(31,358)	$(33,704)	$(29,373)
Net loss per common share, basic and diluted	$(0.62)	$(0.91)	$(1.09)	$(1.30)	$(1.36)
Shares used in computing net loss per common share, basic and diluted	37,020,246	33,925,617	28,830,472	25,994,193	21,639,374
Other Operating Data:
Reported genomic test volume	31,710	26,026	23,237	19,421	14,061
_____________________________________________

(1)	Includes employee stock-based compensation as follows:

	Year Ended December 31,
	2018	2017	2016	2015	2014
Cost of revenue	$130	$133	$126	$100	$51
Research and development	1,018	1,495	1,322	1,178	790
Selling and marketing	1,866	1,899	1,594	1,326	707
General and administrative	2,944	3,090	3,336	2,998	2,000
Total stock-based compensation	$5,958	$6,617	$6,378	$5,602	$3,548

Balance Sheets Data:

	As of December 31,
	2018	2017	2016	2015	2014
Cash and cash equivalents	$77,995	$33,891	$59,219	$39,084	$35,014
Working capital	83,893	41,900	62,093	33,192	26,203
Total assets	120,638	78,669	101,034	75,247	64,839
Accumulated deficit	(234,086)	(211,087)	(180,084)	(148,726)	(115,022)
Total stockholders' equity	79,755	37,225	59,581	51,252	41,374

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

Overview

We are a leading genomic diagnostics company that is creating value through innovation. We were founded in 2008 with a mission of improving diagnostic accuracy. Today, our foundational science is enabling us to serve this critical medical need and expand our offerings further along the clinical continuum of care so that we can advance early detection of disease and inform treatment decisions at the same time as diagnosis.

We have three leading, first-to-market tests that are transforming care in large, untapped clinical areas - thyroid cancer, lung cancer and IPF. We develop tests that answer specific clinical questions, providing patients and physicians with a clear path forward without the need for risky or costly procedures that are often unnecessary. Our RNA whole-transcriptome sequencing platform enables us to maximize the amount of genomic content that we extract from each nonsurgical patient sample. We utilize our machine learning expertise to develop genomic classifiers that provide actionable information at the time of diagnosis. At the same time, our approach enables us to provide information that can guide treatment decisions such as surgery strategy and therapy selection.

We position our tests in each clinical indication at the point of where they improve diagnostic clarity for cancer and other diseases. In its 2015 report, “Improving Diagnostic Errors in Medicine,” the Institute of Medicine concluded that most people will experience at least one diagnostic error in their lifetime, sometimes with devastating consequences. Annually, of the hundreds of thousands of patients who are evaluated for suspected disease in our thyroid and lung indications, diagnosis can be ambiguous in 15-70% of cases.

To date, we have commercialized three genomic tests that are changing disease diagnosis: the Afirma Genomic Sequencing Classifier, or GSC, and its predecessor, the Afirma Gene Expression Classifier, or GEC, for thyroid cancer; the Percepta Bronchial Genomic Classifier for lung cancer; and the Envisia Genomic Classifier for IPF. In 2018, we unveiled our Afirma® Xpression Atlas which provides information on the most common and emerging gene alterations associated with thyroid cancer, enabling physicians to confidently tailor surgical and treatment decisions at time of diagnosis. Collectively, we believe these three tests address a $2 billion global market opportunity.

The published evidence supporting our tests demonstrates the robustness of our science and clinical studies, and we believe is key to driving adoption and reimbursement. Patients and physicians can access our full list of publications on our website. Over 38 clinical studies covering our products have been published, including two landmark clinical validation papers published in The New England Journal of Medicine for the Afirma and Percepta classifiers, respectively. We continue to build upon our extensive library of clinical evidence.

We believe our focus on developing clinically useful tests that change patient care is enabling us to set new standards in genomic test reimbursement. Our Afirma genomic classifier is now covered by every major health plan in the United States, which collectively insure more than 275 million people, for use in thyroid cancer diagnosis. Veracyte is now contracted as an in-network service provider to health plans representing over 200 million people in the United States Our second commercial product, the Percepta classifier, is the first genomic test to gain Medicare coverage for improved lung cancer screening and diagnosis, making it a covered benefit for more than 60 million people.

Fourth Quarter and Full-Year 2018 Financial Results

For the three- and twelve-month periods ended December 31, 2018, compared to the prior year:

•	Revenue was $25.8 million and $92.0 million, respectively, an increase of 31% and 28%;

•	Gross Margin was 66% and 64%, respectively, an increase of 6% and 3%;

•	Operating Expenses, Excluding Cost of Revenue, were $20.1 million and $81.2 million, respectively, an increase of 12% and 15%;

•	Net Loss and Comprehensive Loss was ($3.1) million and ($23.0) million, respectively, an improvement of 63% and 26%;

•	Basic and Diluted Net Loss Per Common Share was ($0.08) and ($0.62), respectively, an improvement, of 67% and 32%;

•	Net Cash Used in Operating Activities was $1.2 million and $13.5 million, respectively, an improvement of 79% and 44%;

•	Cash Burn(1) was $1.7 million and $15.4 million, respectively, an improvement of 73% and 39%; and

•	Cash and Cash Equivalents was $78.0 million at December 31, 2018.

(1) A reconciliation of net cash used in operating activities to cash burn has been provided below:

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

Because of these limitations, cash burn should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. The reconciliation of cash burn to net cash used in operating activities is provided in the table below (in thousands of dollars):

	Three Months Ended December 31,		Year Ended December 31,
	2018	2017	2018	2017
Net cash used in operating activities	$(1,226)	$(5,816)	$(13,521)	$(23,915)
Plus purchases of property and equipment	(454)	(300)	(1,874)	(1,755)
Less proceeds from the sale of property and equipment	—	—	—	440
Cash burn	$(1,680)	$(6,116)	$(15,395)	$(25,230)
Net cash used in investing activities	$(454)	$(300)	$(1,874)	$(1,315)
Net cash provided by (used in) financing activities	$1,829	$(1,188)	$59,499	$(218)

2018 Full-Year and Recent Business Highlights

Commercial Expansion:

•	Grew total genomic test volume to 9,154 tests in the fourth quarter of 2018, representing 28% growth over 2017, which resulted in full-year 2018 growth of 22% over 2017, or 31,710 tests.

•
Transitioned all Afirma customers to the second-generation Afirma Genomic Sequencing Classifier (GSC) platform and launched the Afirma Xpression Atlas to provide a comprehensive solution that informs both thyroid cancer diagnosis and treatment decisions. Notably, 30% of Afirma GSC orders included Xpression Atlas in 2018, ahead of the company’s expectations.

•
Grew Percepta Bronchial Genomic Classifier volume to nearly 1,550 tests in its first full year of commercialization, with genomic volume accelerating 74% sequentially from the third quarter to the fourth quarter of 2018.

•
Established 20 leading Early Access Program (EAP) sites across the United States for Envisia in 2018, addressing physician demand for patient access to the classifier which improves idiopathic pulmonary fibrosis (IPF) diagnosis and builds a solid foundation for the company to commercially expand it in 2019.

Biopharmaceutical Collaborations

•
Executed a long-term strategic collaboration with Johnson & Johnson, LLC and Johnson & Johnson’s Lung Cancer Initiative to advance diagnostics, including a nasal swab test, for early lung cancer detection. Veracyte estimates the combined monetary and non-monetary value of the collaboration to be more than $50 million. The company believes this collaboration expands its addressable lung cancer diagnostic market to a more than $30 billion global opportunity.

•
Entered into a research collaboration with Loxo Oncology, through which Loxo has access to data from Veracyte’s Afirma Xpression Atlas platform to help in its development of therapies for patients with genetically defined cancers, including thyroid cancer.

Reimbursement Progress:

•	Received draft Medicare coverage for the Envisia Genomic Classifier through the MolDX program, with a final positive coverage decision expected in early 2019.

•
Achieved in-network status as a service provider with the last of the major commercial health plans, which Veracyte believes will facilitate coverage and reimbursement for its Percepta and Envisia classifiers.

Evidence Development:

•
Afirma - Published clinical validation data for the Afirma GSC in JAMA Surgery, demonstrating the next-generation test’s ability to help approximately 70% of patients with indeterminate thyroid nodules avoid unnecessary surgery. Presented 12 Afirma studies at three endocrinology conferences, including real-world data showing that the Afirma GSC is helping even more patients avoid unnecessary surgery than is suggested by the clinical validation study findings.

•
Percepta - Presented early, interim results at the 2018 CHEST Annual Meeting from the ongoing registry clinical utility study showing the test changed clinical decision-making and reduced invasive procedures at every evaluation time point up to 12 months post-testing.

•
Envisia - Published a study quantifying and qualifying the challenges in obtaining timely, accurate diagnosis of IPF and other interstitial lung diseases, thus underscoring the clinical need for the Envisia classifier. Presented data at a leading pulmonology conference demonstrating the test’s ability to improve the diagnosis of IPF without the need for surgery.

Financing and Debt Facility:

•
In July 2018, we issued and sold 5,750,000 shares of common stock in a registered public offering, including the underwriters' exercise in full of their option to purchase an additional 750,000 shares, at a price to the public of $10.25 per share. Net proceeds from the offering were approximately $55.0 million.

•	In January 2019, we used $12.5 million of cash and cash equivalents to reduce our principal debt balance from $25.0 million to $12.5 million.

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

We generate substantially all our revenue from genomic testing services, including the rendering of a cytopathology diagnosis as part of the Afirma solution. For the Afirma classifier, we do not accrue revenue for approximately 5% - 10% of the tests that we perform and report as complete due principally to insufficient RNA from which to render a result and tests performed for which we do not reasonably expect to be paid.

Continued Adoption of and Reimbursement for our Products

Revenue growth depends on our ability to secure coverage decisions, achieve broader reimbursement at increased levels from third-party payers, expand our base of prescribing physicians and increase our penetration in existing accounts. Because some payers consider our products experimental and investigational, we may not receive payment for tests and payments we receive may not be at acceptable levels. We expect our revenue growth to increase if more payers make a positive coverage decision and as payers enter into contracts with us, which should enhance our revenue and cash collections. To drive increased adoption of our products, we increased our sales force and marketing efforts over the last several years. Our sales team is structured to sell all of our products; we do not maintain a separate sales force for each product. If we are unable to expand the base of prescribing physicians and penetration within these accounts at an acceptable rate, or if we are not able to execute our strategy for increasing reimbursement, we may not be able to effectively increase our revenue. We expect to continue to see pressure from payers to limit the utilization of tests, generally, and we believe more payers are deploying cost containment tactics, such as pre-authorization and employing laboratory benefit managers to reduce utilization rates.

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

As of December 31, 2017, cumulative amounts billed at list price for tests processed which were not recognized as revenue upon delivery of a patient report because our accrual revenue recognition criteria were not met and for which we have not collected cash or written off as uncollectible, totaled approximately $159.3 million. Of this amount, we did not collect any amounts in the year ended December 31, 2018.

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

Generally, we calculate the average Afirma genomic classifier reimbursement from all payers for tests that are on average a year old, since it can take a significant period of time to collect from some payers. Except in situations where we believe the rate we reasonably expect to collect to vary due to a coverage decision, contract, more recent reimbursement data or evidence to the contrary, we use an average of reimbursement for tests provided over four quarters as it reduces the effects of temporary volatility and seasonal effects. Thus, the average reimbursement per Afirma genomic classifier represents the total cash collected to date against Afirma genomic classifier tests, including variants, performed during the relevant period divided by the number of these tests performed during that same period.

The average Afirma genomic classifier reimbursement rate will change over time due to a number of factors, including medical coverage decisions by payers, the effects of contracts signed with payers, changes in allowed amounts by payers, our ability to successfully win appeals for payment, and our ability to collect cash payments from third-party payers and individual patients. Historical average reimbursement is not necessarily indicative of future average reimbursement. For the year ended December 31, 2018, we accrued, on average, between $2,700 and $2,900 for the Afirma genomic classifier tests, including variants, that met our revenue recognition standard, which was between 90% - 95% of the reported Afirma classifier test volume.

From the fourth quarter of 2017 to the fourth quarter of 2018, we accrued between $2.1 million and $2.6 million in revenue per quarter from providing cytopathology services associated with our Afirma solution.

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

Together with our Afirma GSC and our tests for the BRAF v600E mutation and medullary thyroid cancer, or Malignancy Classifiers, the Afirma Xpression Atlas rounds out a comprehensive solution for physicians evaluating thyroid nodules. This innovation also enables us to enter into research collaboration with biopharmaceutical companies, which is intended to support their development of targeted therapies for genetically defined cancers, including thyroid cancer.

We have also expanded our ability to provide important clinical answers - without the need for surgery - into pulmonology. Our Percepta Bronchial Genomic Classifier, introduced in April 2015, is the first genomic test to receive Medicare coverage for use in lung cancer diagnosis, where it improves the performance of diagnostic bronchoscopy. Additionally, our Envisia Genomic Classifier, launched in October 2016, is the first commercial test to improve the diagnosis of IPF among patients with a suspected interstitial lung disease. We received draft Medicare coverage for the Envisia classifier through the MolDX program in August 2018 and expect that the final policy will go into effect in early 2019.

We are currently exploring opportunities to utilize the same “field of injury” technology that powers our Percepta classifier to develop a nasal swab test that can enable earlier lung cancer detection - and ultimately help reduce lung cancer deaths. Additionally, we believe our Xpression Atlas platform can be transferred to our pulmonology indications, to further improve patient care and advance precision medicine in lung cancer and IPF.

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

Financial Overview

Revenue

Through December 31, 2018, we derived substantially all of our revenue from the sale of Afirma delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of cash collection from the third-party payer and individual patients. Third-party payers in excess of 10% of revenue and their related revenue as a percentage of total revenue were as follows:

	Year Ended December 31,
	2018	2017	2016
Medicare	29%	26%	27%
UnitedHealthcare	12%	14%	12%
	41%	40%	39%

For tests performed, we recognize the related revenue upon delivery of a patient report to the prescribing physician based on the amount that we expect to ultimately receive. In determining the amount to accrue for a delivered test, we consider factors such as payment history, payer coverage, whether there is a reimbursement contract between the payer and us, payments as a percentage of agreed upon reimbursement rate (if applicable), amount paid per test and any current development or changes that could impact reimbursement. Upon ultimate collection, the amount received is compared to previous estimates and the amount accrued is adjusted accordingly. Our ability to increase our revenue will depend on our ability to penetrate the market, obtain positive coverage policies from additional third-party payers, obtain reimbursement and/or enter into contracts with additional third-party payers for our current and new tests, and increase reimbursement rates for tests performed. Finally, should the judgments underlying our estimated reimbursement change, our accrued revenue and financial results could be negatively impacted in future quarters.

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

Research and Development

Research and development expenses include expenses incurred to develop our technology, collect clinical samples and conduct clinical studies to develop and support our products and pipeline. These expenses consist of compensation expenses, direct research and development expenses such as prototype materials, laboratory supplies and costs associated with setting up and conducting clinical studies at domestic and international sites, professional fees, depreciation and amortization, other miscellaneous expenses and allocation of facility and information technology expenses. We expense all research and development costs in the periods in which they are incurred. We expect to incur significant research and development expenses as we continue to invest in research and development activities related to developing additional products and evaluating various platforms. We incurred research and development expenses on ongoing evidence development for our Afirma, Percepta and Envisia classifiers in 2018, and expect to continue doing so in 2019.

Selling and Marketing

Selling and marketing expenses consist of compensation expenses, direct marketing expenses, professional fees, other expenses such as travel and communications costs and allocation of facility and information technology expenses. We have expanded our internal sales force as we invest in our multi-product sales strategy to assign a single point of contact to successfully develop and implement relationships with our customers and increased our marketing spending. We have also incurred increased selling and marketing expense as a result of investments in our lung product portfolio and believe total selling and marketing expenses will continue to increase as we launch and promote our new tests.

General and Administrative

General and administrative expenses include compensation expenses for executive officers and administrative, billing and client service personnel, professional fees for legal and audit services, occupancy costs, depreciation and amortization, and other expenses such as information technology and miscellaneous expenses offset by allocation of facility and information technology expenses to other functions. For the year ended December 31, 2018, approximately 66% of the average headcount classified as general and administrative encompass our billing and customer care teams. We expect general and administrative expenses to continue to increase as we build our general and administration infrastructure and to stabilize thereafter.

Intangible Asset Amortization

Intangible asset amortization began in April 2015 when we launched the Percepta test. The related finite-lived intangible asset with a cost of $16.0 million and a net book value of $12.0 million at December 31, 2018 is being amortized over 15 years, using the straight-line method.

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

Revenue from Diagnostic Services

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

Generally, we determine accrual rates based on the average reimbursement from payers for tests that are on average a year old, since it can take a significant period of time to collect from some payers. Except in situations where we believe the rate we reasonably expect to collect to vary due to a coverage decision, contract, more recent reimbursement data or evidence to the contrary, we use an average of reimbursement for tests provided over four quarters as it reduces the effects of temporary volatility and seasonal effects.

We use judgment in determining accrual rates and our judgments will continue to evolve in the future as we continue to gain reimbursement experience.

Arrangements with Multiple-Performance Obligations

From time to time, we enter into arrangements for the research and development and/or commercialization of services. Such arrangements may require us to deliver various rights, services and/or samples, including intellectual property rights/licenses, research and development services, and/or commercialization of services. The underlying terms of these arrangements generally provide for consideration to us in the form of nonrefundable upfront license fees, development and commercial performance milestone payments, royalty payments and/or profit sharing.

In arrangements involving more than one performance obligation, each required performance obligation is evaluated to determine whether it qualifies as a distinct performance obligation based on whether (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available and (ii) the good or service is separately identifiable from other promises in the contract. The consideration under the arrangement is then allocated to each separate distinct performance obligation based on its respective relative stand-alone selling price. The estimated selling price of each deliverable reflects our best estimate of what the selling price would be if the deliverable was regularly sold by us on a stand-alone basis or using an adjusted market assessment approach if selling price on a stand-alone basis is not available.

The consideration allocated to each distinct performance obligation is recognized as revenue when control of the related goods or services is transferred. Consideration associated with at-risk substantive performance milestones is recognized as revenue when it is probable that a significant reversal of the cumulative revenue recognized will not occur. Should there be royalties, we utilize the sales and usage-based royalty exception in arrangements that resulted from the license of intellectual property, recognizing revenues generated from royalties or profit sharing as the underlying sales occur.

Other Significant Accounting Policies

Finite-lived Intangible Assets

Finite-lived intangible assets consist of intangible assets reclassified from indefinite-lived intangible assets following the launch of Percepta in April 2015. We amortize finite-lived intangible assets using the straight-line method, over their estimated useful life. The estimated useful life of 15 years was used for the intangible asset related to Percepta based on management's estimate of product life, product life of other diagnostic tests and patent life. We test this finite-lived intangible asset for impairment when events or circumstances indicate a reduction in the fair value below its carrying amount. There was no impairment recognized during the years ended December 31, 2018, 2017, or 2016.

Goodwill

Goodwill, derived from our acquisition of Allegro Diagnostics Corp. in September 2014, is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate that it may be impaired. Our goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. We have determined that we operate in a single segment and have a single reporting unit associated with the development and commercialization of diagnostic products. In the event we determine that it is more likely than not the carrying value of the reporting unit is higher than its fair value, quantitative testing is performed comparing recorded values to estimated fair values. If impairment is present, the impairment loss is measured as the excess of the recorded goodwill over its implied fair value. We perform our annual evaluation of goodwill during the fourth quarter of each fiscal year. There was no impairment recognized during the years ended December 31, 2018, 2017, or 2016.

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

Results of Operations

Comparison of the Years Ended December 31, 2018, 2017 and 2016 (in thousands of dollars, except percentages)

	Year Ended December 31,
	2018	Change	%	2017	Change	%	2016
Revenue	$92,008	$20,055	28%	$71,953	$6,868	11%	$65,085
Operating expense:
Cost of revenue	33,078	4,883	17%	28,195	2,733	11%	25,462
Research and development	14,820	939	7%	13,881	(1,443)	(9)%	15,324
Selling and marketing	41,313	9,053	28%	32,260	4,012	14%	28,248
General and administrative	23,963	875	4%	23,088	(699)	(3)%	23,787
Intangible asset amortization	1,067	—	—%	1,067	—	—%	1,067
Total operating expenses	114,241	15,750	16%	98,491	4,603	5%	93,888
Loss from operations	(22,233)	4,305	16%	(26,538)	2,265	8%	(28,803)
Interest expense	(1,963)	2,978	(60)%	(4,941)	(2,184)	79%	(2,757)
Other income, net	1,197	721	151%	476	274	136%	202
Net loss and comprehensive loss	$(22,999)	$8,004	26%	$(31,003)	$355	1%	$(31,358)
Other Operating Data:
Genomic classifiers reported	31,710	5,684	22%	26,026	2,789	12%	23,237

Revenue

Revenue increased $20.1 million, or 28%, for the year ended December 31, 2018 compared to the same period in 2017 primarily due to a 22% volume increase in genomic classifiers reported and an increase in the accrual rate for our Afirma genomic classifiers. In the year ended December 31, 2018, we also recognized $2.0 million of revenue for Percepta, the volume for which is included in the number of genomic classifiers reported, and $1.0 million of biopharmaceutical service revenue. We also make adjustments, as necessary, for tests accrued in prior quarters as collections are made if the amount we expect to ultimately collect changes. The adjustments for tests accrued in prior quarters increased revenue by $2.0 million and $1.0 million for the years ended December 31, 2018 and 2017, respectively, a net increase of $1.0 million between the periods.

Revenue increased $6.9 million, or 11%, for the year ended December 31, 2017 compared to 2016. Revenue recognized on the accrual basis increased $22.2 million, or 47%, for the year ended December 31, 2017 compared to 2016, due to increased adoption of Afirma and increases in the accrual rates for Afirma from higher historical reimbursement from payers. Commencing from the quarter ended September 30, 2016, we had sufficient information developed to support reasonable estimates of the amount of revenue to accrue upon test delivery for a number of payers that had been previously recognized on the cash basis and as a result, we accrued revenue for substantially all of our test volume. The cash basis revenue decreased $15.3 million, or 85% for the year ended December 31, 2017 as compared to 2016 because we substantially accrued all revenue upon delivery of test results starting July 1, 2016 and we continued to recognize revenue in 2017 upon cash receipt for unaccrued tests that were delivered prior to July 1, 2016.

Revenue recognized on the accrual basis and the cash basis for the years ended December 31, 2018, 2017 and 2016 was as follows (in thousands of dollars, except percentages):

	Year Ended December 31,
	2018	%	2017	%	2016	%
Revenue recognized on the accrual basis	$92,008	100%	$69,274	96%	$47,099	72%
Revenue recognized on the cash basis	—	—%	2,679	4%	17,986	28%
Total	$92,008	100%	$71,953	100%	$65,085	100%

Cost of revenue

Comparison of the years ended December 31, 2018, 2017 and 2016 was as follows (in thousands of dollars, except percentages):

	Year Ended December 31,
	2018	Change	%	2017	Change	%	2016
Cost of revenue:
Laboratory expense	$19,058	$4,589	32%	$14,469	$1,637	13%	$12,832
Sample collection expense	4,166	701	20%	3,465	7	—%	3,458
Compensation expense	4,521	714	19%	3,807	612	19%	3,195
License fees and royalties	805	(1,952)	(71)%	2,757	(13)	—%	2,770
Depreciation and amortization	800	134	20%	666	127	24%	539
Other expenses	1,731	488	39%	1,243	308	33%	935
Allocations	1,997	209	12%	1,788	55	3%	1,733
Total	$33,078	$4,883	17%	$28,195	$2,733	11%	$25,462

Cost of revenue increased $4.9 million, or 17%, for the year ended December 31, 2018 compared to the same period in 2017. Genomic classifiers reported volume increased 22% and cytopathology volume declined 3%. Commencing in the second half of 2017, we began transitioning customers to our next-generation Afirma GSC, while running dual platforms to support the transition from its predecessor, the Afirma GEC. As a result, we experienced higher costs per test to support running dual platforms in our laboratory. The increase in laboratory costs was due primarily to the transition to the Afirma GSC and to the increase in reported genomic volume of 22%. The increase in sample collection costs was primarily related to the increase in the overall volume of samples received, including those for our Percepta Bronchial Genomic Classifier. The increase in compensation expense was mainly due to an average laboratory headcount increase of 9% and higher incentive compensation. The decrease in license fees and royalties was due to the completed transition to the Afirma GSC in the third quarter of 2018, for which we do not pay license fees as we did with the Afirma GEC. The increase in depreciation and amortization expense was due to depreciation for a full year in 2018 for equipment that was placed into service in the second and third quarters of 2017. The increase in other expenses was primarily due to equipment maintenance costs and laboratory supplies.

Cost of revenue increased $2.7 million, or 11%, for the year ended December 31, 2017, compared to 2016. The increase in laboratory costs was due to increased Afirma classifier test volume and costs associated with the next generation Afirma GSC, partially offset by a decrease in cytopathology fees related to a decrease in FNA samples processed and lower cytopathology fees from an amended and restated agreement with TCP entered into in October 2017. The increase in compensation expense was associated with the mix shift to relatively more Afirma classifier versus cytopathology tests, as more labor hours are incurred on

Afirma classifier tests compared to cytopathology tests and at a higher average employee cost, as well as an average laboratory headcount increase of 14%, partially offset by lower incentive compensation. The increase in depreciation and amortization was due to higher depreciation from more assets being placed into service. The increase in other expenses was primarily due to equipment maintenance costs and laboratory supplies.

Research and development

Comparison of the years ended December 31, 2018, 2017 and 2016 was as follows (in thousands of dollars, except percentages):

	Year Ended December 31,
	2018	Change	%	2017	Change	%	2016
Research and development expense
Compensation expense	$8,235	$268	3%	$7,967	$114	1%	$7,853
Direct research and development expense	3,716	1,059	40%	2,657	(1,545)	(37)%	4,202
Professional fees	790	(150)	(16)%	940	107	13%	833
Depreciation and amortization	400	(47)	(11)%	447	43	11%	404
Other expenses	405	(182)	(31)%	587	(53)	(8)%	640
Allocations	1,274	(9)	(1)%	1,283	(109)	(8)%	1,392
Total	$14,820	$939	7%	$13,881	$(1,443)	(9)%	$15,324

Research and development expense increased $0.9 million, or 7%, for the year ended December 31, 2018 compared to the same period in 2017. Compensation expense increased slightly, primarily due to higher incentive bonus and severance costs, partially offset by lower stock compensation and salary expense. The increase in direct research and development expense was due to one-time sequencing costs and materials and supplies purchased for research and development projects. The decrease in professional fees was due to lower consulting costs, and the decrease in other expenses is primarily due to lower equipment and travel costs.

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

Selling and marketing

Comparison of the years ended December 31, 2018, 2017 and 2016 was as follows (in thousands of dollars, except percentages):

	Year Ended December 31,
	2018	Change	%	2017	Change	%	2016
Selling and marketing expense:
Compensation expense	$25,893	$7,747	43%	$18,146	$3,749	26%	$14,397
Direct marketing expense	4,867	(778)	(14)%	5,645	2,688	91%	2,957
Genzyme co-promotion expense, net	—	(3)	(100)%	3	(5,100)	(100)%	5,103
Professional fees	1,507	(599)	(28)%	2,106	1,523	261%	583
Other expenses	6,549	2,023	45%	4,526	1,069	31%	3,457
Allocations	2,497	663	36%	1,834	83	5%	1,751
Total	$41,313	$9,053	28%	$32,260	$4,012	14%	$28,248

Selling and marketing expense increased $9.1 million, or 28%, for the year ended December 31, 2018 compared to the same period in 2017. The increase in compensation expense was due to a 35% increase in average headcount and higher incentive compensation. The decrease in direct marketing expense was primarily due to a corporate rebranding initiative in 2017 and lower trade show costs, partially offset by higher speaker program fees. The decrease in professional fees was due to lower consulting costs. The increase in other expenses was primarily due to higher travel and entertainment expenses related to the increase in headcount, which also increased allocated costs.

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

General and administrative

Comparison of the years ended December 31, 2018, 2017 and 2016 was as follows (in thousands of dollars, except percentages):

	Year Ended December 31,
	2018	Change	%	2017	Change	%	2016
General and administrative expense:
Compensation expense	$16,058	$1,230	8%	$14,828	$(870)	(6)%	$15,698
Professional fees	6,202	268	5%	5,934	93	2%	5,841
Occupancy costs	2,375	156	7%	2,219	(251)	(10)%	2,470
Depreciation and amortization	1,653	(9)	(1)%	1,662	161	11%	1,501
Other expenses	3,443	93	3%	3,350	216	7%	3,134
Allocations	(5,768)	(863)	18%	(4,905)	(48)	1%	(4,857)
Total	$23,963	$875	4%	$23,088	$(699)	(3)%	$23,787

General and administrative expense increased $0.9 million, or 4%, for the year ended December 31, 2018 compared to the same period in 2017. The increase in compensation expense was mainly due to higher incentive compensation, partially offset by lower salary expenses from a 3% decrease in average headcount. The increase in professional fees was due to increases in accounting fees and consulting expenses, partially offset by lower legal expenses. The increase in occupancy expenses was primarily due to higher maintenance and utilities charges. The increase in expenses allocated to other departments was due to higher headcount in departments associated with selling and marketing and cost of revenue.

General and administrative expense decreased $0.7 million, or 3%, for the year ended December 31, 2017 compared to 2016. The decrease in compensation expense was due to lower incentive compensation, partially offset by an 8% increase in average headcount for the year ended December 31, 2017 compared to 2016. The increase in professional fees expense was mainly due to higher legal expenses offset by lower accounting and consulting expenses. The decrease in occupancy costs was largely due to incurring facilities expenses for the three months ended March 31, 2016 for our current South San Francisco facility, as well as our previous space, for which the lease ended in March 2016. The increase in depreciation and amortization was due to higher depreciation from more assets being placed into service. The increase in other expenses was due to higher conference and meeting expenses.

Interest expense

Interest expense decreased $3.0 million, or 60%, for the year ended December 31, 2018 compared to the same period in 2017. This was primarily due to a $1.5 million prepayment penalty in the prior year upon terminating our credit agreement with Visium Healthcare Partners, LP, or Visium, in November 2017, and a decrease in the average effective interest rate on loans to 7.91% during 2018, as compared to 11.63% in 2017.

Interest expense increased $2.2 million for the year ended December 31, 2017 compared to 2016, primarily due to a $1.5 million prepayment penalty upon terminating our credit agreement with Visium in November 2017, and the related write-off of unamortized debt issuance costs.

Other income, net

Other income, net, increased $0.7 million for the year ended December 31, 2018 compared to the same period in 2017, primarily due to higher interest income from a higher balance of money market investments following our public offering of common stock in July 2018.

Other income, net, increased $0.3 million for the year ended December 31, 2017 compared to 2016, primarily due to higher interest income received.

Liquidity and Capital Resources

From inception through December 31, 2018, we have been financed primarily through net proceeds from the sale of our equity securities and borrowings under our credit facilities. We have incurred net losses since our inception. For the years ended December 31, 2018, 2017 and 2016, we had net losses of $23.0 million, $31.0 million and $31.4 million, respectively, and we expect to incur additional losses in 2019 and potentially in future years. As of December 31, 2018, we had an accumulated deficit of $234.1 million.
We believe our existing cash and cash equivalents of $78.0 million as of December 31, 2018, our available revolving line of credit, and our revenue during the next 12 months will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We expect that our near- and longer-term liquidity requirements will continue to consist of costs to run our laboratories, research and development expenses, selling and marketing expenses, general and administrative expenses, working capital, costs to service our Loan and Security Agreement, capital expenditures and general corporate expenses associated with the growth of our business. However, we may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to generate revenue to finance our cash requirements, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. If we raise funds by issuing equity securities, dilution to stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, restrictions on our cash pursuant to the terms of our Loan and Security Agreement and other operating restrictions that could adversely affect our ability to conduct our business. Our Loan and Security Agreement imposes restrictions on our operations, increases our fixed payment obligations and has restrictive covenants. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third-party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives, or forgo potential acquisitions or investments. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to us.

Public Offering of Common Stock

In July 30, 2018, we issued and sold 5,750,000 shares of common stock in a registered public offering, including shares issued and sold upon the underwriters’ exercise in full of their option to purchase an additional 750,000 shares, at a price to the public of $10.25 per share. Our net proceeds from the offering were approximately $55.0 million, after deducting underwriting discounts and commissions and estimated offering expenses of $3.9 million.

Loan and Security Agreement
On November 3, 2017, we entered into the Loan and Security Agreement with Silicon Valley Bank. The Loan and Security Agreement allows us to borrow up to $35.0 million, with a $25.0 million term loan, or Term Loan, and a revolving line of credit of up to $10.0 million, or the Revolving Line of Credit, subject to, with respect to the Revolving Line of Credit, a borrowing base of 85% of eligible accounts receivable. The Term Loan was advanced upon the closing of the Loan and Security Agreement. Borrowings under the Loan and Security Agreement mature in October 2022. The Term Loan bears interest at a variable rate equal to (i) the thirty-day U.S. London Interbank Offer Rate, or LIBOR, plus (ii) 4.20%, with a minimum rate of 5.43% per annum. Principal amounts outstanding under the Revolving Line of Credit bear interest at a variable rate equal to (i) LIBOR plus (ii) 3.50%, with a minimum rate of 4.70% per annum. We are also required to pay an annual facility fee on the Revolving Line of Credit of $25,000. The effective interest rate was 8.31% as of December 31, 2018.
We may prepay the outstanding principal amount under the Term Loan plus accrued and unpaid interest and, if the Term Loan is repaid in full, a prepayment premium. The prepayment premium will equal (i) $750,000, if the prepayment is made on or before November 3, 2018, (ii) $500,000, if the prepayment is made after November 3, 2018 and on or prior to November 3, 2019 and (iii) $250,000, if the prepayment is made after November 3, 2019. In addition, a final payment on the Term Loan in the amount of $1.2 million is due upon the earlier of the maturity date of the Term Loan or its payment in full. In January 2019, we prepaid $12.5 million of the principal amount of the Term Loan and did not incur a prepayment premium as we did not repay the Term Loan in full. This prepayment covers scheduled principal payments from November 2019 to April 2021.

The Loan and Security Agreement contains customary representations, warranties, and events of default such as a material adverse change in our business, operations or financial conditions, as well as affirmative and negative covenants. The negative covenants include, among other provisions, covenants that limit or restrict our ability to incur liens, make investments, incur indebtedness, merge with or acquire other entities, dispose of assets, make dividends or other distributions to holders of our equity interests, engage in any new line of business, or enter into certain transactions with affiliates, in each case subject to certain exceptions. As of December 31, 2018, the principal balance outstanding was $25.0 million and we were in compliance with debt covenants.
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

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2018, 2017 and 2016 (in thousands of dollars):

	Years Ended December 31,
	2018	2017	2016
Cash used in operating activities	$(13,521)	$(23,915)	$(27,982)
Cash used in investing activities	(1,874)	(1,315)	(4,210)
Cash provided by (used in) financing activities	59,499	(218)	52,329

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2018 was $13.5 million. The net loss of $23.0 million includes non-cash charges of $6.0 million of stock-based compensation expense and $3.9 million of depreciation and amortization, which includes $1.1 million of intangible asset amortization. It also includes $0.3 million of end-of-term debt obligation accruals. Cash used as a result of changes in operating assets and liabilities of $0.7 million was primarily due to a decrease in accounts payable of $1.6 million, an increase in other assets of $0.8 million and increases in prepaid expenses and other current assets and accounts receivable of $0.9 million, partially offset by a decrease in supplies of $1.9 million and an increase in accrued liabilities and deferred rent of $0.7 million.

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

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2018 was $1.9 million for the acquisition of property and equipment.

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

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2018 was $59.5 million, consisting of $55.0 million in net proceeds from the issuance of common stock in a public offering in the second quarter of 2018, $4.4 million in proceeds from the exercise of options to purchase our common stock and purchases under our Employee Stock Purchase Plan, or ESPP, and $0.4 million in proceeds from a legal settlement, partially offset by capital lease payments of $0.3 million during the period.

Cash used in financing activities for the year ended December 31, 2017 was $0.2 million, consisting of a $25.4 million payment of the principal on prior credit agreement, $1.5 million payment for the prepayment premium for terminating the prior credit agreement and $0.3 million of capital lease payments, partially offset by $24.9 million of net proceeds from our new loan and security agreement, $1.9 million in proceeds from the purchase of stock under our ESPP and exercise of options to purchase our common stock.

Cash provided by financing activities for the year ended December 31, 2016 was $52.3 million. The financing activities for the year ended December 31, 2016 consisted of $31.9 million of net proceeds from the issuance of common stock in a public offering, $24.5 million of net proceeds from a draw-down under the prior credit agreement and $1.2 million from the exercise of options to purchase our common stock and purchases under the employee stock purchase plan, partially offset by the payment of $5.0 million for the remaining principal balance and a $0.3 million of end-of-term payment and prepayment penalty related to a prior loan agreement that we repaid on March 30, 2016.

Contractual Obligations

The following table summarizes certain contractual obligations as of December 31, 2018 (in thousands of dollars):

	Payments Due by Period
	Fiscal Year 2019	Fiscal Year 2020 to 2021	Fiscal Year 2022 to 2023	Fiscal Year 2024 and Beyond	Total
Operating lease obligations (1)	$2,227	$4,733	$5,015	$6,840	$18,815
Long-term debt obligations (2)	1,389	16,666	8,132	—	26,187
Supplies purchase commitments	4,305	2,186	820	—	7,311
Capital lease obligation	317	—	—	—	317
Total	$8,238	$23,585	$13,967	$6,840	$52,630
(1) Represents minimum operating lease payments under operating leases for facilities.
(2) Debt obligations include principal, estimate of variable rate interest and end-of-term debt obligation. In January 2019, we paid off $12.5 million of principal from our Loan and Security Agreement.

Off-balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842). This ASU is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The ASU will be effective for interim and annual periods beginning after December 15, 2018. Additionally, the FASB issued ASU, No. 2018-11, Leases (Topic 842): Targeted Improvements, which offers an additional transition method whereby entities may apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings rather than application of the new leases standard at the beginning of the earliest period presented in the financial statements. We have adopted this standard on January 1, 2019 and have performed an analysis on the impact of this standard and do not expect that this standard will have a material impact on our results of operations or cash flows, but that it will have a material impact on our assets and liabilities.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share Based Payment Accounting. Under this ASU, the accounting for share-based payments to nonemployees and employees will be substantially aligned, primarily by permitting the measurement of nonemployee awards to be fixed at the grant date. This ASU is effective for all interim and annual reporting periods beginning on or after December 15, 2018, with early adoption permitted. We adopted this ASU on October 1, 2018 using the modified retrospective method. The adoption of the ASU did not result in a cumulative-effect adjustment or have a material impact on our financial position or results of operations.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808). Under this ASU, transactions in collaborative arrangements are to be accounted for under ASC 606 if the counterparty is a customer for a good or service (or bundle of goods and services) that is a distinct unit of account. Also, entities are precluded from presenting consideration from transactions with a counterparty that is not a customer together with revenue recognized from ASC 606. This

ASU is effective for all interim and annual reporting periods beginning on or after December 15, 2019, with early adoption permitted. We are currently evaluating the potential effect of this standard on our financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $78.0 million as of December 31, 2018 which consisted of bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Veracyte, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Veracyte, Inc.

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Veracyte, Inc. (the Company) as of December 31, 2018 and 2017, the related statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 25, 2019 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Redwood City, California
February 25, 2019

VERACYTE, INC.

Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$77,995	$33,891
Accounts receivable	13,168	12,716
Supplies	3,402	5,324
Prepaid expenses and other current assets	2,387	1,997
Total current assets	96,952	53,928
Property and equipment, net	8,940	9,688
Finite-lived intangible assets, net	12,000	13,067
Goodwill	1,057	1,057
Restricted cash	603	603
Other assets	1,086	326
Total assets	$120,638	$78,669
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,516	$3,853
Accrued liabilities	9,186	8,175
Current portion of long-term debt	1,357	—
Total current liabilities	13,059	12,028
Long-term debt	23,925	24,938
Capital lease liability, net of current portion	—	308
Deferred rent, net of current portion	3,899	4,170
Total liabilities	40,883	41,444
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2018 and 2017	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 40,863,202 and 34,210,388 shares issued and outstanding as of December 31, 2018 and 2017, respectively	41	34
Additional paid-in capital	313,800	248,278
Accumulated deficit	(234,086)	(211,087)
Total stockholders' equity	79,755	37,225
Total liabilities and stockholders' equity	$120,638	$78,669

The accompanying notes are an integral part of these financial statements.

VERACYTE, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue	$92,008	$71,953	$65,085
Operating Expenses:
Cost of revenue	33,078	28,195	25,462
Research and development	14,820	13,881	15,324
Selling and marketing	41,313	32,260	28,248
General and administrative	23,963	23,088	23,787
Intangible asset amortization	1,067	1,067	1,067
Total operating expenses	114,241	98,491	93,888
Loss from operations	(22,233)	(26,538)	(28,803)
Interest expense	(1,963)	(4,941)	(2,757)
Other income, net	1,197	476	202
Net loss and comprehensive loss	$(22,999)	$(31,003)	$(31,358)
Net loss per common share, basic and diluted	$(0.62)	$(0.91)	$(1.09)
Shares used to compute net loss per common share, basic and diluted	37,020,246	33,925,617	28,830,472

The accompanying notes are an integral part of these financial statements.

VERACYTE, INC.

Statements of Stockholders' Equity

(in thousands, except shares)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2015	27,685,291	$28	$199,950	$(148,726)	$51,252
Issuance of common stock on exercise of stock options	212,740	—	538	—	538
Issuance of common stock under employee stock purchase plan (ESPP)	140,947	—	678	—	678
Sale of common stock in a public offering, net of issuance costs of $2,247	5,723,300	6	32,087	—	32,093
Stock-based compensation expense (employee)	—	—	6,046	—	6,046
Stock-based compensation expense (non-employee)	—	—	15	—	15
Stock-based compensation expense (ESPP)	—	—	317	—	317
Net loss and comprehensive loss	—	—	—	(31,358)	(31,358)
Balance at December 31, 2016	33,762,278	$34	$239,631	$(180,084)	$59,581
Issuance of common stock on exercise of stock options and vesting of restricted stock units	295,059	—	1,374	—	1,374
Issuance of common stock under employee stock purchase plan (ESPP)	153,051	—	656	—	656
Stock-based compensation expense (employee)	—	—	6,352	—	6,352
Stock-based compensation expense (non-employee)	—	—	19	—	19
Stock-based compensation expense (ESPP)	—	—	246	—	246
Net loss and comprehensive loss	—	—	—	(31,003)	(31,003)
Balance at December 31, 2017	34,210,388	$34	$248,278	$(211,087)	$37,225
Issuance of common stock on exercise of stock options and vesting of restricted stock units	756,231	1	3,432	—	3,433
Issuance of common stock under employee stock purchase plan (ESPP)	146,583	—	790	—	790
Sale of common stock in a public offering, net of issuance costs of $3,890	5,750,000	6	55,032	—	55,038
Stock-based compensation expense (employee)	—	—	5,602	—	5,602
Stock-based compensation expense (non-employee)	—	—	24	—	24
Stock-based compensation expense (ESPP)	—	—	332	—	332
Legal settlement from short-swing profits, net of tax	—	—	310	—	310
Net loss and comprehensive loss	—	—	—	(22,999)	(22,999)
Balance at December 31, 2018	40,863,202	$41	$313,800	$(234,086)	$79,755

  The accompanying notes are an integral part of these financial statements.

VERACYTE, INC.

Statements of Cash Flows

(in thousands of dollars)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net loss	$(22,999)	$(31,003)	$(31,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,920	3,841	3,511
Bad debt expense	—	—	68
Loss on disposal of property and equipment	—	12	12
Genzyme co-promotion fee amortization	—	—	(948)
Stock-based compensation	5,958	6,617	6,378
Other income	(93)	—	—
Conversion of accrued interest to long-term debt	—	—	385
Amortization and write-off of debt discount and issuance costs	32	472	173
Interest on end-of-term debt obligation and prepayment penalty	312	1,589	206
Changes in operating assets and liabilities:
Accounts receivable	(452)	(3,960)	(5,321)
Supplies	1,922	(1,849)	292
Prepaid expenses and other current assets	(517)	(7)	(415)
Other assets	(760)	(192)	25
Accounts payable	(1,568)	1,728	(1,441)
Accrued liabilities and deferred rent	724	(1,163)	451
Net cash used in operating activities	(13,521)	(23,915)	(27,982)
Investing activities
Purchases of property and equipment	(1,874)	(1,755)	(4,210)
Proceeds from the sale of property and equipment	—	440	—
Net cash used in investing activities	(1,874)	(1,315)	(4,210)
Financing activities
Proceeds from the issuance of long-term debt, net of debt issuance costs	—	24,880	24,452
Proceeds from issuance of common stock in a public offering, net of issuance costs	55,038	200	31,949
Payment of long-term debt	—	(25,385)	(5,000)
Payment of end-of-term debt obligation and prepayment penalty	—	(1,536)	(288)
Proceeds from legal settlement regarding short-swing profits	403	—	—
Payment of capital lease liability	(292)	(274)	—
Proceeds from the exercise of common stock options and employee stock purchases	4,350	1,897	1,216
Net cash provided by (used in) financing activities	59,499	(218)	52,329
Net increase (decrease) in cash, cash equivalents and restricted cash	44,104	(25,448)	20,137
Cash, cash equivalents and restricted cash at beginning of year	34,494	59,942	39,805
Cash, cash equivalents and restricted cash at end of year	$78,598	$34,494	$59,942

Supplementary cash flow information of non-cash investing and financing activities:
Net receivable for reimbursement of public offering issuance costs	$—	$—	$144
Purchases of property and equipment included in accounts payable and accrued liabilities	273	42	363
Supplementary cash flow information:
Cash paid for interest on debt	1,547	2,718	2,149
Cash paid for tax	79	21	7

Cash, Cash Equivalents and Restricted Cash:

	December 31,
	2018	2017	2016
Cash and cash equivalents	$77,995	$33,891	$59,219
Restricted cash - current	—	—	120
Restricted cash - long-term	603	603	603
Total cash, cash equivalents and restricted cash	$78,598	$34,494	$59,942

 The accompanying notes are an integral part of these financial statements.

VERACYTE, INC.
Notes to Financial Statements

1. Organization and Description of Business

Veracyte, Inc. (“Veracyte” or the “Company”) is a genomic diagnostics company with a mission to improve diagnostic accuracy through innovation. The Company’s foundational science is enabling it to serve critical medical needs and expand its services further along the clinical continuum of care so that it can advance early detection of disease and inform treatment decisions at the same time as diagnosis.

Veracyte was incorporated in the state of Delaware on August 15, 2006 as Calderome, Inc. Calderome operated as an incubator until early 2008. On March 4, 2008, the Company changed its name to Veracyte, Inc. The Company’s operations are based in South San Francisco, California and Austin, Texas, and it operates in one segment.

Since the Company's founding in 2008, it has commercialized three products:

Afirma Genomic Sequencing Classifier (GSC) and Xpression Atlas - The Company’s Afirma offering, consisting of the Afirma GSC and the Afirma Xpression Atlas, provides physicians with a comprehensive solution in thyroid nodule diagnosis. The combined offering is intended to provide physicians with clinically actionable results from a single fine needle aspiration (FNA) biopsy. The Afirma GSC was developed with RNA whole-transcriptome sequencing and machine learning, and is used to identify patients with benign thyroid nodules among those with indeterminate cytopathology results so that these patients can avoid unnecessary thyroid surgery. The Afirma Xpression Atlas provides physicians with genomic alteration content from the same FNA samples that are used in Afirma GSC testing and may help physicians decide with greater confidence on the surgical or therapeutic pathway for their patients.

Percepta Bronchial Genomic Classifier - The Percepta classifier improves lung cancer diagnosis by enhancing the performance of diagnostic bronchoscopies, thus identifying more patients with lung nodules who are at low risk of cancer and may avoid further, invasive procedures. The test is built upon foundational "field of injury" science - through which genomic changes associated with lung cancer in current and former smokers can be identified with a simple brushing of a person's airway - without the need to sample the often hard-to-reach nodule directly.

Envisia Genomic Classifier - The Envisia Genomic Classifier improves diagnosis of IPF by helping physicians better differentiate IPF from other interstitial lung diseases without the need for surgery. The test identifies the genomic pattern of usual interstitial pneumonia, a hallmark of IPF, with high accuracy on patient samples that are obtained through transbronchial biopsy, a nonsurgical procedure that is commonly used in lung evaluation.

The Company’s clinical and scientific platform, which is used in the discovery and development of new products, also provides multiple opportunities for partnerships with biopharmaceutical companies. In developing the Company’s products, it has built or gained access to unique biorepositories that include extensive clinical cohorts and whole genome RNA sequencing data that it believes are important to the development of new targeted therapies, determining clinical trial eligibility and guiding treatment selection.

All of the Company's testing services are made available through its clinical reference laboratories located in South San Francisco, California and Austin, Texas.

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

Liquidity

The Company has incurred net losses since its inception and expects to incur additional losses in 2019 and in future years. As of December 31, 2018, the Company had an accumulated deficit of $234.1 million. The Company may never achieve revenue sufficient to offset its expenses. The Company believes its cash and cash equivalents of $78.0 million as of December 31, 2018 and its revenue from sales in 2019 will be sufficient to meet its anticipated cash requirements through at least February 2020.

In July 2018, the Company issued and sold 5,750,000 shares of common stock in a registered public offering, including the shares issued and sold upon the underwriters' exercise in full of their option to purchase an additional 750,000 shares, at a price to the public of $10.25 per share. The Company's net proceeds from the offering were approximately $55.0 million, after deducting underwriting commissions and offering expenses of $3.9 million.

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

Through December 31, 2018, most of the Company's revenue have been derived from the sale of Afirma. To date, Afirma has been delivered primarily to physicians in the United States. The Company's third-party payers in excess of 10% of revenue and their related revenue as a percentage of total revenue were as follows:

	Year Ended December 31,
	2018	2017	2016
Medicare	29%	26%	27%
UnitedHealthcare	12%	14%	12%
	41%	40%	39%

VERACYTE, INC.
Notes to Financial Statements (Continued)
2. Summary of Significant Accounting Policies (Continued)

The Company's significant third-party payers in excess of 10% of accounts receivable and their related accounts receivable balance as a percentage of total accounts receivable were as follows:

	As of December 31,
	2018	2017
Medicare	20%	22%
UnitedHealthcare	11%	9%

Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents consist of amounts invested in a money market account primarily consisting of U.S. Treasury reserves.

Restricted Cash

The Company had deposits of $603,000 included in long-term assets as of December 31, 2018 and December 31, 2017, restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of the Company's South San Francisco facility.

The Company adopted the FASB issued Accounting Standards Update ("ASU") No. 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash retrospectively as of January 1, 2018 and restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The adoption of this ASU did not have a material impact on the Company's financial statements.

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

Finite-lived Intangible Assets

Finite-lived intangible assets consist of intangible assets reclassified from indefinite-lived intangible assets, following the launch of Percepta in April 2015. The Company amortizes finite-lived intangible assets using the straight-line method over their estimated useful life. The estimated useful life of 15 years was used for the intangible asset related to the Percepta test based on management's estimate of product life, product life of other diagnostic tests and patent life. The Company tests this finite-lived intangible asset for impairment when events or circumstances indicate a reduction in the fair value below its carrying amount. There was no impairment for the years ended December 31, 2018, 2017 or 2016.

Goodwill

Goodwill, derived from the Company's acquisition of Allegro Diagnostics Corp. in September 2014, is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate that it may be impaired. The Company's goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. The Company has determined that it operates in a single segment and has a single reporting unit associated with the development and commercialization of diagnostic products. In the event the Company determines that it is more likely than not the carrying value of the reporting unit is higher than its fair value, quantitative testing is performed comparing recorded values to estimated fair values. If impairment is present, the impairment loss is measured as the excess of the recorded goodwill over its implied fair value. The Company performs its annual evaluation of goodwill during the fourth quarter of each fiscal year. There was no impairment for the years ended December 31, 2018, 2017 or 2016.

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

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method, which requires a cumulative catch-up adjustment as if the Company had recognized revenue under ASC 606 from January 1, 2016. Prior to January 1, 2018, the Company recognized revenue in accordance with ASC 954 and recognized revenue for tests delivered on an accrual basis when amounts that will ultimately be realized could be reasonably estimated, and on the cash basis when there was insufficient information to estimate revenue accruals. There was sufficient payment history for the Company to substantially accrue all revenue upon delivery of test results starting July 1, 2016 and the Company continued to recognize revenue in 2017 upon cash receipt for unaccrued tests that were delivered prior to July 1, 2016.

Revenue recognized for the years ended December 31, 2018, 2017 and 2016 was as follows (in thousands of dollars):

	Year Ended December 31,
	2018		2017		2016
Revenue recognized on the accrual basis	$92,008	100%	$69,274	96%	$47,099	72%
Revenue recognized on the cash basis	—	—%	2,679	4%	17,986	28%
Total	$92,008	100%	$71,953	100%	$65,085	100%

As noted above, on July 1, 2016 the Company began recognizing revenue from substantially all its tests on the accrual basis of accounting at an amount equal to management’s best estimate of the cash to ultimately be collected. For tests delivered prior to July 1, 2016, substantially all the related cash had been collected by December 31, 2017. Thus, at January 1, 2018, the cumulative impact of adopting ASC 606 was not material and no adjustment was recorded. Since the Company commenced recognizing revenue from substantially all of its tests on the accrual basis of accounting commencing on July 1, 2016, and continued to do so after the adoption of ASC 606, the adoption of ASC 606 did not have a material impact on the Company's statement of operations for the year ended December 31, 2018.

During 2018, the Company changed its revenue estimates due to actual and anticipated cash collections for tests delivered in 2018 or prior quarters and recognized additional revenue of $2.0 million, of which $1.5 million had been collected as of December 31, 2018. This resulted in a decrease in the Company's loss from operations of $2.0 million and a decrease in loss per share of $0.05 for the year ended December 31, 2018.

Arrangements with multiple-performance obligations

From time to time, the Company enters into arrangements for the research and development and/or commercialization of services. Such arrangements may require us to deliver various rights, services and/or samples, including intellectual property rights/licenses, R&D services, and/or commercialization of services. The underlying terms of these arrangements generally provide for consideration to the Company in the form of nonrefundable upfront license fees, development and commercial performance milestone payments, royalty payments and/or profit sharing.

VERACYTE, INC.
Notes to Financial Statements (Continued)
2. Summary of Significant Accounting Policies (Continued)

In arrangements involving more than one performance obligation, each required performance obligation is evaluated to determine whether it qualifies as a distinct performance obligation based on whether (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available and (ii) the good or service is separately identifiable from other promises in the contract. The consideration under the arrangement is then allocated to each separate distinct performance obligation based on its respective relative stand-alone selling price. The estimated selling price of each deliverable reflects our best estimate of what the selling price would be if the deliverable was regularly sold by us on a stand-alone basis or using an adjusted market assessment approach if selling price on a stand-alone basis is not available.

The consideration allocated to each distinct performance obligation is recognized as revenue when control of the related goods or services is transferred. Consideration associated with at-risk substantive performance milestones is recognized as revenue when it is probable that a significant reversal of the cumulative revenue recognized will not occur. Should there be royalties, the Company utilizes the sales and usage-based royalty exception in arrangements that resulted from the license of intellectual property, recognizing revenues generated from royalties or profit sharing as the underlying sales occur.

Biopharmaceutical Services

On April 9, 2018, the Company entered into an agreement with a biopharmaceutical company whereby the Company agreed to provide certain tissue samples and other services in exchange for agreed-upon fees. During the quarter ended June 30, 2018, the Company recognized $450,000 of revenue upon deliveries of tissue samples and the Company received $500,000 for other services, which was recognized ratably during the quarters ended September 30 and December 31, 2018 as the services were performed. Thereafter, the Company expects to receive approximately $250,000 per quarter as services are performed and may also recognize revenue related to the deliveries of additional tissue samples as long as the agreement is not terminated. The agreement has a one-year term with an automatic renewal of one year and the biopharmaceutical company may terminate the agreement at any time with at least 90 days' notice. The Company evaluated the accounting for this agreement under ASC 606 and concluded that the performance obligations thereunder are the deliveries of tissue samples and performance of services, both of which are distinct. For the year ended December 31, 2018, the Company recognized revenue of $450,000 for the deliveries of tissue samples and $500,000 for performance of services. There was no deferred revenue related to this agreement at December 31, 2018.

Collaboration with Johnson & Johnson

On December 28 2018, the Company entered into an agreement with Johnson & Johnson Services, Inc. (JJSI) whereby the Company agreed to provide data to JJSI for the development of their products and JJSI would provide samples and data to the Company to advance the development and commercialization of novel diagnostic tests to detect lung cancer. There are also associated milestones and royalties. As of December 31, 2018, there were no performance of obligations under the agreement or consideration paid. The agreement will be accounted for under our policy on arrangements with multiple-performance obligations mentioned in the footnote above.

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

Following the adoption of ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share Based Payment Accounting by the Company on October 1, 2018, stock-based compensation expense for equity instruments issued to non-employees is also measured based on the grant-date fair value of the awards using the Black-Scholes option-pricing model. Prior to this, the fair value of such awards was subject to re-measurement as the underlying equity awards vest.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842). This ASU is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The ASU will be effective for interim and annual periods beginning after December 15, 2018. Additionally, the FASB issued ASU, No. 2018-11, Leases (Topic 842): Targeted Improvements, which offers an additional transition method whereby entities may apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings rather than application of the new leases standard at the beginning of the earliest period presented in the financial statements. The Company adopted this standard on January 1, 2019 and has performed an analysis on the impact of this standard and does not expect that this standard will have a material impact on its results of operations or cash flows, but that it will have a material impact on the Company’s assets and liabilities.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share Based Payment Accounting. Under this ASU, the accounting for share-based payments to nonemployees and employees will be substantially aligned, primarily by permitting the measurement of nonemployee awards to be fixed at the grant date. This ASU is effective for all interim and annual reporting periods beginning on or after December 15, 2018, with early adoption permitted. The Company adopted this ASU on October 1, 2018 using the modified retrospective method. The adoption of the ASU did not result in a cumulative-effect adjustment or have a material impact on the Company's financial position or results of operations.

VERACYTE, INC.
Notes to Financial Statements (Continued)
2. Summary of Significant Accounting Policies (Continued)

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808). Under this ASU, transactions in collaborative arrangements are to be accounted for under ASC 606 if the counterparty is a customer for a good or service (or bundle of goods and services) that is a distinct unit of account. Also, entities are precluded from presenting consideration from transactions with a counterparty that is not a customer together with revenue recognized from ASC 606. This ASU is effective for all interim and annual reporting periods beginning on or after December 15, 2019, with early adoption permitted. The Company is currently evaluating the potential effect of this standard on its financial statements.

3. Net Loss Per Share

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the years ended December 31, 2018, 2017 and 2016 because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2018	2017	2016
Shares of common stock subject to outstanding options	5,998,163	6,163,734	5,093,454
Employee stock purchase plan	34,869	34,559	36,651
Restricted stock units	384,691	63,425	25,000
Total common stock equivalents	6,417,723	6,261,718	5,155,105

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment consisted of the following (in thousands of dollars):

	December 31,
	2018	2017
Leasehold improvements	$5,825	$5,790
Laboratory equipment	8,895	8,026
Computer equipment	1,615	1,293
Software, including software developed for internal use	2,450	2,308
Furniture and fixtures	1,435	1,435
Construction-in-process	726	141
Total property and equipment, at cost	20,946	18,993
Accumulated depreciation and amortization	(12,006)	(9,305)
Total property and equipment, net	$8,940	$9,688

Depreciation and amortization expense was $2.9 million, $2.8 million and $2.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company has a capital lease for laboratory equipment that went into service in 2017 with a cost of $1.2 million, accumulated depreciation of $367,000 and $135,000 at December 31, 2018 and 2017, respectively and depreciation of $232,000 and $135,000 for the years ended December 31, 2018 and 2017, respectively.

Finite-lived Intangible Assets

Amortization of the Percepta test intangible asset, which was acquired from the acquisition of Allegro in September 2014, began in April 2015 when research and development activities were deemed to be completed and is recognized on a straight-line basis. The amortization period of this intangible asset is over its estimated useful life of 15 years after taking into consideration expected use of the asset, legal or regulatory provisions that may limit or extend the life of the asset, as well as the effects of obsolescence and other economic factors. Amortization of $1.1 million was recognized for each of the years ended December 31, 2018, 2017, and 2016, respectively, and accumulated amortization was $4.0 million, $3.0 million, and $1.9 million as of

VERACYTE, INC.
Notes to Financial Statements

December 31, 2018, 2017, and 2016, respectively. Amortization expense will be approximately $1.1 million per year over the remaining life of the asset.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands of dollars):

	December 31,
	2018	2017
Accrued compensation expense	$6,412	$5,293
Accrued other	2,774	2,882
Total accrued liabilities	$9,186	$8,175

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

The fair value of the Company's financial assets includes money market funds and a deposit for the lease of the Company's South San Francisco facility. Money market funds, included in cash and cash equivalents in the accompanying balance sheets, was $76.6 million and $33.1 million as of December 31, 2018 and 2017, respectively, and are Level I assets as described above. The deposit for the lease, included in restricted cash in the accompanying balance sheets, was $603,000 as of December 31, 2018 and 2017, and is a Level I asset as described above.

6. Commitments and Contingencies

Operating Leases

The Company leases its headquarters and laboratory facilities in South San Francisco, California under a non-cancelable lease agreement for approximately 59,000 square feet. The lease began in June 2015 and ends in March 2026 and contains extension of lease term and expansion options. In February 2017, the Company relinquished certain expansion rights for a nominal fee. The Company had deposits of $603,000 included in long-term assets as of December 31, 2018 and 2017, restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of the South San Francisco facility.

The Company also leases laboratory and office space in Austin, Texas under a lease that expires in January 2029 and includes options for expansion and early termination in 2025. The Company provided a cash security deposit for this lease of $139,000, included in other assets in the Company's balance sheets as of December 31, 2018 and 2017.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2018 are as follows (in thousands of dollars):

VERACYTE, INC.
Notes to Financial Statements (Continued)

Year Ending December 31,	Amounts
2019	$2,227
2020	2,332
2021	2,401
2022	2,472
2023	2,543
Thereafter	6,840
Total minimum lease payments	$18,815

The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Rent expense was $1.9 million, $1.9 million, and $2.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Capital Lease

The Company entered into a capital lease in December 2016 for $1.2 million of laboratory equipment. The Company paid an upfront amount of $330,000 and the present value of the total future minimum lease payments at inception was $874,000. As at December 31, 2018, the annual future minimum payments under this lease are $317,000 for 2019.

Supplies Purchase Commitments

The Company had non-cancelable purchase commitments with suppliers to purchase a minimum quantity of supplies for approximately $7.3 million at December 31, 2018.

Contingencies

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. The Company believes there is no litigation pending that could have, either individually or in the aggregate, a material impact on the Company's financial statements.

7. Debt

Loan and Security Agreement

On November 3, 2017, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with Silicon Valley Bank. The Loan and Security Agreement allows the Company to borrow up to $35.0 million, with a $25.0 million advance term loan (the “Term Loan Advance”) and a revolving line of credit of up to $10.0 million (the “Revolving Line of Credit”). The Term Loan Advance was advanced upon the closing of the Loan and Security Agreement and was used to pay the outstanding balance of the Company’s existing long-term debt, which was canceled at that date. The Company had not drawn on the Revolving Line of Credit as of December 31, 2018. Borrowings under the Loan and Security Agreement mature on October 1, 2022. Amounts may be borrowed and repaid under the Revolving Line of Credit up until the earliest of full repayment or maturity of the Loan and Security Agreement, termination of the Loan and Security Agreement, or October 1, 2022.

The Term Loan Advance bears interest at a variable rate equal to (i) the thirty-day U.S. London Interbank Offer Rate (“LIBOR”) plus (ii) 4.20%, with a minimum rate of 5.43% per annum. Principal amounts outstanding under the Revolving Line of Credit bear interest at a variable rate equal to (i) LIBOR plus (ii) 3.50%, with a minimum rate of 4.70% per annum. The effective interest rate was 8.31% as of December 31, 2018.

The Company may prepay the outstanding principal amount under the Term Loan Advance plus accrued and unpaid interest and, if the Term Loan Advance is repaid in full, a prepayment premium. The prepayment premium will be (i) $750,000 if prepayment is made prior to November 3, 2018, (ii) $500,000 if the prepayment is made after November 3, 2018 but on or before November 3, 2019, or (iii) $250,000 if the prepayment is made after November 3, 2019. See Note 14, Subsequent Event.

VERACYTE, INC.
Notes to Financial Statements (Continued)
Note 7. Debt (Continued)

In addition, a final payment on the Term Loan Advance in the amount of $1.2 million is due upon the earlier of the maturity date of the Term Loan Advance or its payment in full. The Loan and Security Agreement contains customary representations, warranties, and events of default such as a material adverse change in our business, operations or financial condition, as well as affirmative and negative covenants. The negative covenants include, among other provisions, covenants that limit or restrict the Company's ability to incur liens, make investments, incur indebtedness, merge with or acquire other entities, dispose of assets, make dividends or other distributions to holders of its equity interests, engage in any new line of business, or enter into certain transactions with affiliates, in each case subject to certain exceptions. The Company’s obligations under the Loan and Security Agreement are secured by substantially all of its assets (excluding intellectual property), subject to certain customary exceptions. The Loan and Security Agreement also requires the Company to achieve certain revenue levels tested quarterly on a trailing twelve-month basis. However, failure to maintain the revenue levels will not be considered a default if the Company maintains liquidity of at least $40.0 million. As of December 31, 2018, the Company was in compliance with the loan covenants.

As of December 31, 2018 and 2017, the net debt obligation for borrowings made under the Loan and Security Agreement was as follows (in thousands of dollars):

	December 31,
	2018	2017
Debt principal	$25,000	$25,000
End-of-term debt obligation	365	53
Unamortized debt issuance costs	(83)	(115)
Net debt obligation	$25,282	$24,938

Future principal and end-of-term debt obligation payments due under the Loan and Security Agreement are as follows (in thousands of dollars):

Year Ending December 31,
2019	$1,389
2020	8,333
2021	8,333
2022	8,132
Total	$26,187

The end-of-term debt obligation accretes over the term of the Loan and Security Agreement until maturity and is included in interest expense in the Company's statement of operations and comprehensive loss.

The current portion of long-term debt for the Loan and Security Agreement on the balance sheet as of December 31, 2018 includes $32,000 for unamortized debt issuance costs.

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

The Term Loans bore interest at a fixed rate of 12.0% per annum and no principal payments were due through March 31, 2020. The Company was obligated to repay the outstanding principal amounts under the Term Loans in eight equal installments during the final two years under the Credit Agreement. Prepayment of the outstanding principal amount under the Term Loans prior to March 31, 2018 was subject to a prepayment premium equal to 24.0% of the outstanding principal balance, less the

VERACYTE, INC.
Notes to Financial Statements (Continued)
Note 7. Debt (Continued)

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

Interest Expense

Interest expense was recognized as follows (in thousands of dollars):

	Year Ended December 31,
	2018	2017	2016
Nominal debt interest	$1,568	$2,838	$2,378
Amortization and write-off of debt discount and issuance costs	57	472	173
End-of-term debt obligation interest	312	53	156
Debt prepayment penalty	—	1,536	50
Interest on capital lease	26	42	—
Total	$1,963	$4,941	$2,757

8. Stockholders' Equity

Common Stock

The Company's Restated Certificate of Incorporation authorizes the Company to issue 125,000,000 shares of common stock with a par value of $0.001 per share. The holder of each share of common stock shall have one vote for each share of stock. The common stockholders are also entitled to receive dividends whenever funds and assets are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all series of convertible preferred stock outstanding. No dividends have been declared as of December 31, 2018.

As of December 31, 2018 and 2017, the Company had reserved shares of common stock for issuance as follows:

	December 31,
	2018	2017
Stock options and restricted stock units issued and outstanding	6,235,258	6,061,081
Stock options and restricted stock units available for grant under stock option plans	1,571,658	1,133,907
Common stock available for the Employee Stock Purchase Plan	309,419	456,002
Total	8,116,335	7,650,990

In July 2018, the Company issued and sold 5,750,000 shares of common stock in a registered public offering, including the underwriters' exercise in full of their option to purchase an additional 750,000 shares, at a price to the public of $10.25 per share. The Company's net proceeds from the offering were $55.0 million, after deducting underwriting commissions and offering expenses of $3.9 million.

In November 2016, the Company issued and sold 5,723,300 shares of its common stock in a registered public offering, including the underwriters' exercise in full of their option to purchase an additional 750,000 shares, at a price of $6.00 per share. The Company's net proceeds from the offering were $32.1 million, after deducting underwriting commissions and offering expenses of $2.2 million. At December 31, 2016, the Company had $200,000 receivable from the underwriters for reimbursement of other expenses, which is included in prepaid expenses and other current assets in the Company's balance sheet at that date and received by the Company in 2017.

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

In October 2013, the Company adopted the 2013 Stock Incentive Plan (the "2013 Plan"). The 2013 Plan was subsequently approved by the Company's stockholders and became effective on November 4, 2013, immediately before the closing of the Company's initial public offering ("IPO"). Following the effectiveness of the 2013 Plan, no additional options were granted under

VERACYTE, INC.
Notes to Financial Statements (Continued)
9. Stock Incentive Plans (Continued)

the 2008 Plan. An aggregate of 1,700,000 shares were initially reserved for issuance under the 2013 Plan. In addition, to the extent that any awards outstanding or subject to vesting restrictions under the 2008 Plan are subsequently forfeited or terminated for any reason before being exercised or settled, the shares of common stock reserved for issuance pursuant to such awards as of the closing of the IPO will become available for issuance under the 2013 Plan. The remaining shares available for grant under the 2008 Plan became available for issuance under the 2013 Plan upon the closing of the IPO. On the first day of each year from 2014 to 2023, the 2013 Plan authorizes an annual increase of the lesser of 4% of outstanding shares on the last day of the immediately preceding fiscal year or a lesser amount as determined by the Company's Board of Directors. As of December 31, 2018, 1,571,658 shares were available for future issuance under the 2013 Plan.

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

The following table summarizes activity under the Company's stock incentive plans (aggregate intrinsic value in thousands):

VERACYTE, INC.
Notes to Financial Statements (Continued)
9. Stock Incentive Plans (Continued)

	Shares Available for Grant	Stock Options Outstanding and Unvested Stock Units	Weighted Average Exercise Price of Stock Options	Weighted Average Remaining Contractual Life of Stock Options (Years)	Aggregate Intrinsic Value of Stock Options
Balance—December 31, 2017	1,133,907	6,061,081	$7.76	6.71	$4,531
Additional shares authorized	1,368,159	—
Granted - stock options	(1,126,750)	1,126,750	7.08
Granted - restricted stock units	(590,420)	590,420
Canceled	779,982	(779,982)	8.00
Exercised	—	(740,010)	4.71
Restricted stock units vested	—	(23,001)
Tax portion of restricted stock units vested	6,780	—
Balance—December 31, 2018	1,571,658	6,235,258	$7.95	6.95	$27,340

Options vested and exercisable—December 31, 2018		3,341,576	$8.22	5.87	$15,829
Options vested and expected to vest—December 31, 2018		5,406,347	$7.96	6.87	$26,238

The aggregate intrinsic value was calculated as the difference between the exercise price of the options to purchase common stock and the fair market value of the Company's common stock, which was $12.58 and $6.53 per share as of December 31, 2018 and 2017, respectively.

The weighted average fair value of options to purchase common stock granted was $3.62, $4.49 and $3.35 for the years ended December 31, 2018, 2017 and 2016, respectively.

The aggregate estimated grant date fair value of employee options to purchase common stock vested during the years ended December 31, 2018, 2017 and 2016 was $4.1 million, $3.1 million and $5.8 million, respectively.

The intrinsic value of stock options exercised was $4.9 million, $0.7 million and $0.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The weighted average fair value of restricted stock units granted was $6.17 and $8.93 for the years ended December 31, 2018 and 2017, respectively. The intrinsic value of restricted stock units vested was $184,000 and $157,000 for the years ended December 31, 2018 and 2017, respectively.

Employee Stock Purchase Plan

In May 2015, the Company's stockholders approved the Company's ESPP. The ESPP provides eligible employees with an opportunity to purchase common stock from the Company and to pay for their purchases through payroll deductions. The ESPP will be implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, the Compensation Committee of the Company's Board of Directors may specify offerings with a duration of not more than 12 months, and may specify shorter purchase periods within each offering. During each purchase period, payroll deductions will accumulate, without interest. On the last day of the purchase period, accumulated payroll deductions will be used to purchase common stock for employees participating in the offering.

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

Stock-based Compensation

The following table summarizes stock-based compensation expense related to stock options, restricted stock units and the ESPP for the years ended December 31, 2018, 2017 and 2016, and are included in the statements of operations and comprehensive loss as follows (in thousands of dollars):

	Year Ended December 31,
	2018	2017	2016
Cost of revenue	$130	$133	$126
Research and development	1,018	1,495	1,322
Selling and marketing	1,866	1,899	1,594
General and administrative	2,944	3,090	3,336
Total stock-based compensation expense	$5,958	$6,617	$6,378

As of December 31, 2018, the Company had $9.1 million of unrecognized compensation expense related to unvested stock options and restricted stock units, which is expected to be recognized over an estimated weighted-average period of 2.30 years.

The estimated grant-date fair value of employee stock options was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

Year Ended December 31,
	2018	2017	2016
Weighted-average volatility	50.40 - 52.70%	50.40 - 52.40%	52.49 - 56.36%
Weighted-average expected term (years)	5.50 - 6.08	5.50 - 6.08	5.50 - 6.27
Risk-free interest rate	2.40 - 3.10%	1.80 - 2.33%	1.16 - 2.09%
Expected dividend yield	—	—	—

The estimated fair value of non-employee stock options was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

Year Ended December 31,
	2018	2017	2016
Weighted-average volatility	43.60 - 50.50%	50.40 - 51.10%	52.77 - 65.85%
Weighted-average expected term (years)	0.25 - 6.75	6.80 - 7.75	7.80 - 8.56
Risk-free interest rate	1.84 - 2.87%	2.16 - 2.37%	1.39 - 2.30%
Expected dividend yield	—	—	—

VERACYTE, INC.
Notes to Financial Statements (Continued)
9. Stock Incentive Plans (Continued)

The estimated grant date fair value of the ESPP shares was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

Year Ended December 31,
	2018	2017	2016
Weighted-average volatility	42.88 - 47.74%	37.00 - 43.86%	46.38 - 75.72%
Weighted-average expected term (years)	0.50 - 1.00	0.50 - 1.00	0.50 - 1.00
Risk-free interest rate	1.64 - 2.45%	0.65 - 1.22%	0.40 - 0.50%
Expected dividend yield	—	—	—

10. Genzyme Co-Promotion Agreement

In January 2012, the Company and Genzyme Corporation ("Genzyme") executed a co-promotion agreement for the co-exclusive rights and license to promote and market the Company's Afirma thyroid diagnostic solution in the United States and in 40 named countries. In exchange, the Company received a $10.0 million upfront co-promotion fee from Genzyme in February 2012 that was recognized on a straight-line basis over the term of the agreement. Under the terms of the co-promotion agreement, Genzyme received a percentage of U.S. cash receipts that the Company has received related to Afirma as co-promotion fees. The agreement was terminated effective September 9, 2016 with the remaining portion of the upfront co-promotion fee recognized through that date.

In February 2015, the Company entered into an ex-U.S. co-promotion agreement with Genzyme for the promotion of the Afirma solution test with exclusivity in five countries outside the United States initially and in other countries agreed to from time to time. The agreement commenced on January 1, 2015 and effective July 6, 2017, was terminated. Payments made under this agreement for all periods presented were not material.

The Company incurred $6.1 million in co-promotion expense, excluding the amortization of the upfront co-promotion fee, in the year ended December 31, 2016, which is included in selling and marketing expenses in the statements of operations and comprehensive loss. The Company had no obligation to Genzyme at either December 31, 2018 or December 31, 2017.

The Company amortized $0.9 million of the $10.0 million upfront co-promotion fee in the year ended December 31, 2016, which is reflected as a reduction to selling and marketing expenses in the accompanying statements of operations and comprehensive loss. The upfront fee was fully amortized in 2016.

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

On October 16, 2017, the Company amended and restated its service agreement with TCP. The agreement is effective through October 31, 2022, and thereafter automatically renews every year unless either party provides notice of intent not to renew at least 12 months prior to the end of the then-current term. In connection with amending and restating the TCP agreement, the Company’s arrangement with PRC was simultaneously assigned by PRC to TCP and immediately terminated, and the Company agreed to pay PRC a total of $1.8 million over eight quarterly installments in exchange for TCP reducing the price per test it charges the Company during the term of the amended TCP agreement. Payments are amortized over the term of the agreement and included in cost of revenue in the Company's statement of operations and comprehensive loss.

The Company incurred $3.9 million, $4.6 million, and $5.1 million for the years ended December 31, 2018, 2017 and 2016, respectively, in cytopathology testing and evaluation services expenses with TCP. The Company's outstanding obligations to TCP for cytopathology testing services were $604,000 and $308,000 as of December 31, 2018 and 2017, respectively, and are included in accounts payable in the Company's balance sheets.

TCP reimburses the Company for TCP's proportionate share of the Company's rent and related operating expenses for the leased facility. TCP's portion of rent and related operating expenses for the shared space at the Austin, Texas facility was $128,000,

VERACYTE, INC.
Notes to Financial Statements (Continued)

$114,000 and $103,000 for the years ended December 31, 2018, 2017 and 2016 and is included other income, net in the Company's statements of operations and comprehensive loss.

12. Income Taxes (to be updated)

The Company generated a pretax loss of $23.0 million, $31.0 million and $31.4 million in the United States for the years ended December 31, 2018, 2017 and 2016, respectively. Since inception, the Company has not generated any pretax income or loss outside of the United States. The Company recorded no provision for income taxes during the years ended December 31, 2018, 2017 or 2016.

The Company follows FASB ASC No. 740, Income Taxes for the Computation and Presentation of its Tax Provision. The following table presents a reconciliation of the income tax expense computed at the statutory federal rate and the Company's income tax expense for the periods presented (in thousands of dollars):

	Year Ended December, 31,
	2018	2017	2016
U.S. federal taxes at statutory rate	$(4,825)	$(10,541)	$(10,662)
State tax (net of federal benefit)	—	15	20
Non deductible officers's compensation	409	—	—
Permanent differences	285	198	153
Incentive stock options	(256)	994	1,095
Tax credits	(777)	(588)	(677)
Change in valuation allowance	5,164	(14,552)	10,071
Rate differential impact - Tax Cuts and Jobs Act	—	24,474	—
Total	$—	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands of dollars):

	Year Ended December 31,
	2018	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$50,410	$47,177	$61,674
Research and development credits	4,584	4,034	3,174
Stock-based compensation	1,032	2,068	2,847
Accruals, deferred rent and other	2,918	2,375	4,511
Gross deferred tax assets	58,944	55,654	72,206
Valuation allowance	(55,366)	(51,657)	(65,975)
Net deferred tax assets	3,578	3,997	6,231
Deferred tax liabilities:
Property and equipment	(695)	(983)	(1,180)
In-process research and development	(2,883)	(3,014)	(5,051)
Gross deferred tax liabilities	(3,578)	(3,997)	(6,231)
Net deferred tax liabilities	(3,578)	(3,997)	(6,231)
Net deferred taxes	$—	$—	$—

VERACYTE, INC.
Notes to Financial Statements (Continued)
12. Income Taxes (Continued)

On December 22, 2017, the Tax Cuts and Jobs Act ("The Act") was signed into law. Among other changes is a permanent reduction in the statutory federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of the reduction in the corporate income tax rate, the Company revalued its net deferred tax asset at December 31, 2017, to the new statutory rate. This resulted in a reduction in the value of net deferred tax asset of approximately $24.5 million, which was offset by the change in valuation allowance resulting in no impact on the Company's tax expense. The Company has completed the accounting for the income tax effects of the Act, as it relates to its current structure, including provisions that are effective for tax years beginning in 2018. The Company is not expecting these provisions to have a material effect on future results of operations.

The Company has established a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets. The valuation allowance increased $3.7 million during the year ended December 31, 2018, decreased $14.3 million during the year ended December 31, 2017 and increased $10.9 million during the year ended December 31, 2016.

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

As of December 31, 2018, the Company had net operating loss carryforwards of approximately $210.7 million, $56.1 million and $36.6 million available to reduce future taxable income, if any, for federal, California and other state income tax purposes, respectively. The U.S. federal net operating loss carryforwards will begin to expire in 2026 while for state purposes, the net operating losses began to expire in 2028.

As of December 31, 2018, the Company had net research and development credit carryforwards of approximately $4.1 million and $3.8 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The federal credit carryforwards begin to expire in 2028. California credits have no expiration date. Other state credit carryforwards begin to expire in 2023.

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

Uncertain Tax Positions

As of December 31, 2018, the Company had unrecognized tax benefits of $2.8 million, none of which would currently affect the Company's effective tax rate if recognized due to the Company's deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at December 31, 2018 will significantly increase or decrease within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands of dollars):

VERACYTE, INC.
Notes to Financial Statements (Continued)
12. Income Taxes (Continued)

	Year Ended December 31,
	2018	2017	2016
Unrecognized tax benefits, beginning of period	$2,523	$2,222	$1,871
Gross increases—tax position in prior period	—	—	—
Gross decreases—tax position in prior period	(97)	—	—
Gross increases—current period tax position	373	301	351
Lapse of statute of limitations	—	—	—
Unrecognized tax benefits, end of period	$2,799	$2,523	$2,222

It is the Company's policy to include penalties and interest expense related to income taxes as a component of other income (expense), net, and interest expense, respectively, as necessary. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2018.

The Company's major tax jurisdictions are the United States and California. All of the Company's tax years will remain open for examination by the Federal and state tax authorities for three and four years, respectively, from the date of utilization of the net operating loss or research and development credit. The Company does not have any tax audits pending.

13. 401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. Employer contributions to the plan were $448,000, $324,000 and $262,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

14. Subsequent Event (Unaudited)

In January 2019, the Company prepaid $12.5 million of the principal amount of the Term Loan Advance under the Loan and Security Agreement. This did not trigger a prepayment premium because it was a partial, not full, repayment of the principal amount of the Term Loan Advance.

15. Selected Quarterly Financial Data (Unaudited)

The following table presents selected unaudited financial data for each of the eight quarters in the two-year period ended December 31, 2018. The Company believes this information reflects all recurring adjustments necessary to fairly present this information when read in conjunction with the Company's financial statements and the related notes. Net loss per common share, basic and diluted, for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period (in thousands of dollars, except for share and per share data):

Quarter Ended	March 31	June 30	September 30	December 31
2018:
Revenue	$20,041	$22,751	$23,466	$25,750
Net loss	(9,177)	(6,248)	(4,469)	(3,105)
Net loss per common share, basic and diluted	(0.27)	(0.18)	(0.12)	(0.08)
Shares used to compute net loss per common share, basic and diluted	34,271,254	34,314,234	38,620,036	40,731,334
2017:
Revenue	$16,432	$18,406	$17,519	$19,596
Net loss	(8,217)	(7,298)	(7,049)	(8,439)
Net loss per common share, basic and diluted	(0.24)	(0.22)	(0.21)	(0.24)
Shares used to compute net loss per common share, basic and diluted	33,823,889	33,873,128	33,946,748	35,055,524

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria established in Internal Control Integrated Framework ("2013 Framework") issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Based on our evaluation using those criteria, our management has concluded that, as of December 31, 2018, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Veracyte Inc.

Opinion on Internal Control over Financial Reporting
We have audited Veracyte, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Veracyte, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 financial statements of the Company and our report dated February 25, 2019 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Redwood City, California
February 25, 2019

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to directors is incorporated by reference from the information contained in our proxy statement to be filed with the Securities and Exchange Commission no later than 120 days from the end of our fiscal year ended December 31, 2018 in connection with the solicitation of proxies for our 2019 Annual Meeting of Stockholders, or the Proxy Statement.

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

3.     Exhibits

See Item 15(b) below. Each management contract or compensating plan or arrangement required to be filed has been identified.

(b)	Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-36156	3.1	11/8/2013
3.2	Restated Bylaws of the Registrant	8-K	001-36156	3.2	11/8/2013
4.1	Form of Common Stock Certificate	S-1/A	333-191282	4.1	10/15/2013
10.1#	Form of Indemnification Agreement between the Registrant and its officers and directors.	S-1/A	333-191282	10.1	10/7/2013
10.2#	2008 Stock Plan and forms of agreements thereunder.	S-1	333-191282	10.2	9/20/2013
10.3#	2013 Stock Incentive Plan, as amended, and forms of stock option award agreement, stock option exercise agreement, restricted stock agreement and restricted stock unit agreement.	10-K	001-36156	10.3	2/27/2018
10.4#	Employee Stock Purchase Plan.	10-Q	001-36156	10.1	8/13/2015
10.5	Lease Agreement between Riata Holdings, L.P., as landlord, and the Registrant, as tenant, dated November 28, 2012.	S-1	333-191282	10.6	9/20/2013
10.6	Second Amendment to Lease Agreement dated as of August 14, 2017 by and between BRI 1868 RIATA, LLC and the Registrant.	10-Q	001-36156	10.1	11/7/2017
10.7	First Amendment to Lease Agreement dated as of January 7, 2014 by and between Riata Holdings, L.P. and the Registrant.	10-K	001-36156	10.7	3/20/2014
10.8	Office Building Lease by and between American Fund US Investments LP and the Registrant dated April 29, 2015.	10-Q	001-36156	10.2	8/13/2015

		Incorporated by Reference
10.9	First Amendment to Office Building Lease dated May 3, 2016 by and between American Fund US Investments LP and the Registrant.	10-K	001-36156	10.9	2/27/2018
10.10	Second Amendment to Office Building Lease dated February 8, 2017 by and between CRP 6000 Shoreline, L.L.C. and the Registrant.	10-K	001-36156	10.10	3/1/2017
10.11#	Employment Agreement, dated as of February 15, 2008, between Bonnie Anderson and the Registrant.	S-1	333-191282	10.10	9/20/2013
10.12#	Amendment to Bonnie Anderson Employment Agreement, dated as of December 22, 2008, between Bonnie Anderson and the Registrant.	S-1	333-191282	10.11	9/20/2013
10.13#	Amendment No. 2 to Bonnie Anderson Employment Agreement, effective as of March 11, 2009, between Bonnie Anderson and the Registrant.	S-1	333-191282	10.12	9/20/2013
10.14#	Offer Letter dated as of January 28, 2010 with Christopher M. Hall.	S-1	333-191282	10.18	9/20/2013
10.15†	Amended and Restated Pathology Services Agreement dated as of October 16, 2017 between Thyroid Cytopathology Partners, P.A. and the Registrant	10-K	001-36156	10.18	2/27/2018
10.16	Loan and Security Agreement dated as of November 3, 2017 between Silicon Valley Bank and the Registrant.	10-K	001-36156	10.19	2/27/2018
10.17#	Offer Letter dated as of November 17, 2016 with Keith Kennedy.	10-K	001-36156	10.20	2/27/2018
10.18	Form of Performance Stock Unit	10-Q	001-36156	10.1	5/1/2018
10.19#	Amended and Restated Change in Control and Severance Agreement, effective October 23, 2018 between Bonnie Anderson and the Registrant					X
10.20#	Amended and Restated Change in Control and Severance Agreement, effective October 23, 2018 between Keith Kennedy and the Registrant					X
10.21#	Amended and Restated Change in Control and Severance Agreement, effective October 23, 2018 between Christopher Hall and the Registrant					X
10.22†	Diagnostic Development Agreement, dated December 28, 2018, between Johnson & Johnson Services, Inc. and the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (see the signature page of this Annual Report on Form 10-K).					X
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).					X
32.2*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).					X

Incorporated by Reference
101.INS	XBRL Instance Document		X
101.SCH	XBRL Taxonomy Extension Schema		X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase		X
101.DEF	XBRL Taxonomy Extension Definition Linkbase		X
101.LAB	XBRL Taxonomy Extension Label Linkbase		X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase		X
_____________________________________________

#	Indicates management contract or compensatory plan or arrangement.
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

†	Registrant is requesting or has previously been granted confidential treatment with respect to certain portions of this Exhibit.

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
Bonnie H. Anderson Chairman and Chief Executive Officer
Date: February 25, 2019

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Bonnie H. Anderson and Keith Kennedy, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this annual report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant on the dates and the capacities indicated.

Signature	Title	Date

/s/ BONNIE H. ANDERSON	Chairman and Chief Executive Officer (Principal Executive Officer)	February 25, 2019
Bonnie H. Anderson

/s/ KEITH KENNEDY	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2019
Keith Kennedy

/s/ JOHN L. BISHOP	Lead Independent Director	February 25, 2019
John L. Bishop

/s/ FRED E. COHEN, M.D., D.PHIL.	Director	February 25, 2019
Fred E. Cohen, M.D., D.Phil.

/s/ KARIN EASTHAM	Director	February 25, 2019
Karin Eastham

/s/ ROBERT S. EPSTEIN	Director	February 25, 2019
Robert S. Epstein

/s/ KEVIN K. GORDON	Director	February 25, 2019
Kevin K. Gordon

/s/ EVAN JONES	Director	February 25, 2019
Evan Jones

/s/ TINA S. NOVA, PH.D.	Director	February 25, 2019
Tina S. Nova, Ph.D.

/s/ JESSE I. TREU, PH.D.	Director	February 25, 2019
Jesse I. Treu, Ph.D.