Form 10-Q
period 2019-03-31
VERACYTE, INC.
filed 2019-04-30
CIK 1384101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________

FORM 10-Q
  ________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

As of April 26, 2019, there were 41,642,603 shares of common stock, par value $0.001 per share, outstanding.

VERACYTE, INC.

i

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

VERACYTE, INC.
Condensed Balance Sheets
(In thousands of dollars, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$67,841	$77,995
Accounts receivable	16,615	13,168
Supplies	3,768	3,402
Prepaid expenses and other current assets	2,392	2,387
Total current assets	90,616	96,952
Property and equipment, net	8,114	8,940
Right-of-use assets - finance lease, net	735	—
Right-of-use assets - operating lease	9,630	—
Finite-lived intangible assets, net	11,733	12,000
Goodwill	1,057	1,057
Restricted cash	603	603
Other assets	1,049	1,086
Total assets	$123,537	$120,638
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,064	$2,516
Accrued liabilities	8,788	9,186
Current portion of long-term debt	—	1,357
Current portion of finance lease liability	233	—
Current portion of operating lease liability	1,244	—
Total current liabilities	14,329	13,059
Long-term debt	12,854	23,925
Deferred rent, net of current portion	—	3,899
Operating lease liability, net of current portion	12,582	—
Total liabilities	39,765	40,883
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 41,509,240 and 40,863,202 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	42	41
Additional paid-in capital	319,733	313,800
Accumulated deficit	(236,003)	(234,086)
Total stockholders’ equity	83,772	79,755
Total liabilities and stockholders’ equity	$123,537	$120,638

The accompanying notes are an integral part of these financial statements.

VERACYTE, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands of dollars, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenue	$29,529	$20,041
Operating expenses:
Cost of revenue	8,513	7,867
Research and development	3,435	3,675
Selling and marketing	12,477	11,543
General and administrative	6,904	5,644
Intangible asset amortization	267	267
Total operating expenses	31,596	28,996
Loss from operations	(2,067)	(8,955)
Interest expense	(303)	(448)
Other income, net	453	226
Net loss and comprehensive loss	$(1,917)	$(9,177)
Net loss per common share, basic and diluted	$(0.05)	$(0.27)
Shares used to compute net loss per common share, basic and diluted	41,168,593	34,271,254

The accompanying notes are an integral part of these financial statements.

VERACYTE, INC.

Condensed Statements of Stockholders' Equity

(Unaudited)

(in thousands)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2018	40,863	$41	$313,800	$(234,086)	$79,755
Issuance of common stock on exercise of stock options and vesting of restricted stock units	566	1	4,239	—	4,240
Issuance of common stock under employee stock purchase plan (ESPP)	80	—	491		491
Tax portion of vested restricted stock units	—	—	(556)	—	(556)
Stock-based compensation expense (employee)	—	—	1,598	—	1,598
Stock-based compensation expense (non-employee)	—	—	20	—	20
Stock-based compensation expense (ESPP)	—	—	141	—	141
Net loss and comprehensive loss	—	—	—	(1,917)	(1,917)
Balance at March 31, 2019	41,509	$42	$319,733	$(236,003)	$83,772

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2017	34,210	$34	$248,278	$(211,087)	$37,225
Issuance of common stock on exercise of stock options and vesting of restricted stock units	44	—	108	—	108
Issuance of common stock under employee stock purchase plan (ESPP)	73	—	397		397
Tax portion of vested restricted stock units	—	—	(30)	—	(30)
Stock-based compensation expense (employee)	—	—	1,083	—	1,083
Stock-based compensation expense (non-employee)	—	—	1	—	1
Stock-based compensation expense (ESPP)	—	—	91	—	91
Legal settlement from short-swing profits, net of tax	—	—	310	—	310
Net loss and comprehensive loss	—	—	—	(9,177)	(9,177)
Balance at March 31, 2018	34,327	$34	$250,238	$(220,264)	$30,008

  The accompanying notes are an integral part of these financial statements.

VERACYTE, INC.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands of dollars)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(1,917)	$(9,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	945	980
Gain on disposal of property and equipment	(16)	—
Stock-based compensation	1,759	1,175
Other income	—	(93)
Amortization of debt issuance costs	8	8
Interest on end-of-term debt obligation	64	70
Changes in operating assets and liabilities:
Accounts receivable	(3,447)	(482)
Supplies	(366)	767
Prepaid expenses and other current assets	(11)	(239)
Right-of-use assets - operating lease and operating lease liability	(80)	—
Other assets	37	(140)
Accounts payable	1,726	(510)
Accrued liabilities and deferred rent	287	228
Net cash used in operating activities	(1,011)	(7,413)
Investing activities
Purchases of property and equipment	(765)	(227)
Proceeds from disposal of property and equipment	16	—
Net cash used in investing activities	(749)	(227)
Financing activities
Payment of long-term debt	(12,500)	—
Proceeds from legal settlement regarding short-swing profits	—	403
Payment of finance lease liability	(75)	(71)
Proceeds from the exercise of common stock options and employee stock purchases	4,181	569
Net cash (used in) provided by financing activities	(8,394)	901
Net decrease in cash, cash equivalents and restricted cash	(10,154)	(6,739)
Cash, cash equivalents and restricted cash at beginning of period	78,598	34,494
Cash, cash equivalents and restricted cash at end of period	$68,444	$27,755
Supplementary cash flow information of non-cash investing and financing activities:
Operating lease liability arising from obtaining right-of-use assets - operating lease	$14,118	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$95	$56
Interest paid on debt	$228	$356

Cash, Cash Equivalents and Restricted Cash:

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$67,841	$77,995
Restricted cash	603	603
Total cash, cash equivalents and restricted cash	$68,444	$78,598

The accompanying notes are an integral part of these financial statements.

VERACYTE, INC.

Notes to Financial Statements

1. Organization and Description of Business

Veracyte, Inc. (“Veracyte” or the “Company”) is a leading genomic diagnostics company that is creating value through innovation. The Company was founded in 2008 with a mission to improve diagnostic accuracy. Today, through its innovative scientific platform, Veracyte is serving this critical medical need and expanding its offerings further along the clinical continuum of care to advance early detection of disease and inform treatment decisions. The Company utilizes its scientific platform, which uses RNA whole-transcriptome sequencing combined with machine learning, to discover and develop its products.

Veracyte was incorporated in the state of Delaware on August 15, 2006 as Calderome, Inc. Calderome operated as an incubator until early 2008. On March 4, 2008, the Company changed its name to Veracyte, Inc. The Company’s operations are based in South San Francisco, California and Austin, Texas, and it operates in one segment.

The Company currently offers the following products in three clinical indications:

Afirma Genomic Sequencing Classifier ("GSC") and Xpression Atlas - The Company’s Afirma offering, consisting of the Afirma GSC and the Afirma Xpression Atlas, provides a comprehensive solution in thyroid nodule diagnosis and is intended to provide physicians with clinically actionable results from a single fine needle aspiration ("FNA") biopsy. The Afirma GSC is used to identify patients with benign thyroid nodules among those with indeterminate cytopathology results so that these patients can avoid unnecessary thyroid surgery. The Afirma Xpression Atlas provides genomic alteration content from the same test to help physicians decide with greater confidence on surgery strategy and treatment options for their patients.

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

Envisia Genomic Classifier - The Envisia classifier improves diagnosis of idiopathic pulmonary fibrosis ("IPF") by helping physicians better differentiate IPF from other interstitial lung diseases without the need for surgery. The test identifies the genomic pattern of usual interstitial pneumonia, a hallmark of IPF, with high accuracy on patient samples that are obtained through transbronchial biopsy, a nonsurgical procedure that is commonly used in lung evaluation.

The Company’s approach also provides multiple opportunities for partnerships with biopharmaceutical companies. In developing its products, the Company has built or gained access to unique biorepositories that include extensive clinical cohorts and whole genome RNA sequencing data that it believes are important to the development of new targeted therapies, determining clinical trial eligibility and guiding treatment selection.

All of the Company's testing services are made available through its clinical reference laboratories located in South San Francisco, California and Austin, Texas.

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet as of March 31, 2019, the condensed statements of operations and comprehensive loss for the three months ended March 31, 2019 and 2018, the condensed statements of stockholders' equity for the three months ended March 31, 2019 and 2018, and the condensed statements of cash flows for the three months ended March 31, 2019 and 2018 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed balance sheet at December 31, 2018 has been derived from audited financial statements. The results for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the full year or any other period.

The accompanying interim period condensed financial statements and related financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Use of Estimates

The preparation of unaudited interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates include: revenue recognition; the useful lives of property and equipment; the recoverability of long-lived assets; the incremental borrowing rate for leases; the estimation of the fair value of intangible assets; stock options; income tax uncertainties, including a valuation allowance for deferred tax assets; and contingencies. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and assumptions.

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

Through March 31, 2019, most of the Company’s revenue has been derived from the sale of Afirma. To date, Afirma has been delivered primarily to physicians in the United States. The Company’s third-party payers in excess of 10% of revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended March 31,
	2019	2018
Medicare	21%	29%
UnitedHealthcare	11%	13%
	32%	42%

On December 28, 2018, the Company entered into a diagnostics development agreement with Johnson & Johnson Services, Inc. ("JJSI") for which the Company recognized $3.8 million of revenue for the provision of data, which represents 12.9% of total revenue for the three months ended March 31, 2019.

The Company’s third-party payers in excess of 10% of accounts receivable and their related accounts receivable balance as a percentage of total accounts receivable were as follows:

	March 31, 2019	December 31, 2018
Medicare	14%	20%
UnitedHealthcare	12%	11%

Restricted Cash

The Company had deposits of $603,000 included in long-term assets as of March 31, 2019 and December 31, 2018, restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of the Company’s South San Francisco facility.

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

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method, which requires a cumulative catch-up adjustment as if the Company had recognized revenue under ASC 606 from January 1, 2016. Prior to January 1, 2018, the Company recognized revenue in accordance with ASC 954 and recognized revenue for tests delivered on an accrual basis when amounts that will ultimately be realized could be reasonably estimated, and on the cash basis when there was insufficient information to estimate revenue accruals. The adoption of ASC 606 did not have a material impact on the Company's statement of operations or financial position.

During the three months ended March 31, 2019, the Company changed its revenue estimates due to actual and anticipated cash collections for tests delivered in prior quarters and recognized additional revenue of $0.6 million, of which $0.4 million had been collected as of March 31, 2019. This resulted in a decrease in the Company's loss from operations of $0.6 million and a decrease in loss per share of $0.02 for the three months ended March 31, 2019.

Arrangements with Multiple-Performance Obligations

From time to time, the Company enters into arrangements for research and development and/or commercialization services. Such arrangements may require the Company to deliver various rights, services and/or samples, including intellectual property rights/licenses, R&D services, and/or commercialization services. The underlying terms of these arrangements generally provide for consideration to the Company in the form of nonrefundable upfront license fees, development and commercial performance milestone payments, royalty payments, and/or profit sharing.

In arrangements involving more than one performance obligation, each required performance obligation is evaluated to determine whether it qualifies as a distinct performance obligation based on whether (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available and (ii) the good or service is separately identifiable from other promises in the contract. The consideration under the arrangement is then allocated to each separate distinct performance obligation based on its respective relative stand-alone selling price. The estimated selling price of each deliverable reflects the Company's best estimate of what the selling price would be if the deliverable was regularly sold by the Company on a stand-alone basis or using an adjusted market assessment approach if selling price on a stand-alone basis is not available.

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

Collaborative Arrangements

The Company enters into collaborative arrangements with partners that fall under the scope of ASC Topic 808,
Collaborative Arrangements, or ASC 808. While these arrangements are in the scope of ASC 808, the Company may analogize to ASC 606 for some aspects of the arrangements. The Company analogizes to ASC 606 for certain activities within the collaborative arrangement for the delivery of a good or service (i.e., a unit of account) that is part of its ongoing major or central operations.

The terms of the Company’s collaborative arrangements typically include one or more of the following: (i) up-front fees; (ii) milestone payments related to the achievement of development, regulatory, or commercial goals; and (iii) royalties on net sales of licensed products. Each of these payments may result in collaboration revenues or an offset against research and development expense.

As part of the accounting for these arrangements, the Company must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligations. Generally, the estimation of the stand-alone selling price may include such estimates as, independent evidence of market price, forecasted revenues or costs, development timelines, discount rates, and probabilities of technical and regulatory success. The Company evaluates each performance obligation to determine if they can be satisfied at a point in time or over time, and it measures the services delivered to the collaborative partner which are periodically reviewed based on the progress of the related program. The effect of any change made to an estimated input component and, therefore revenue or expense recognized, would be recorded as a change in estimate. In addition, variable consideration (e.g., milestone payments) must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.

Up-front Fees: If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from the transaction price allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time.

Milestone Payments: At the inception of each arrangement that includes milestone payments (variable consideration), the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s or the collaborative partner’s control, such as non-operational developmental and regulatory approvals, are generally not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of milestones that are within its or the collaborative partner’s control, such as operational developmental milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenues and earnings in the period of adjustment. Revisions to the Company’s estimate of the transaction price may also result in negative collaboration revenues and earnings in the period of adjustment.

Services Agreement with Loxo Oncology

On April 9, 2018, the Company entered into an agreement with Loxo Oncology, Inc. ("Loxo") whereby the Company agreed to provide certain tissue samples and other services in exchange for agreed-upon fees. The agreement has a term of one year with an automatic renewal of one year and Loxo may terminate the agreement at any time with at least 90 days' notice. The Company evaluated the accounting for this agreement under ASC 606 and concluded the performance obligations thereunder are the delivery of tissue samples and performance of services, both of which are distinct. For the three months ended March 31, 2019, the Company recognized revenue of $90,000 for the delivery of tissue samples and $250,000 for the performance of services. There was no deferred revenue related to this agreement at either March 31, 2019 or December 31, 2018.

Diagnostic Development Agreement with Johnson & Johnson

On December 28, 2018, the Company entered into a diagnostics development agreement with JJSI (i) to cooperate on a program to enable the Company to use JJSI samples and clinical data to develop a next generation bronchial genomic classifier diagnostic for lung cancer diagnosis (“Percepta v.2") and a nasal genomic classifier diagnostic for lung cancer (“NasaRISK”) and (ii) for JJSI to use Veracyte data generated in two Veracyte development programs for therapeutic purposes and for purposes of developing a companion diagnostic product used in conjunction with a JJSI therapeutic. The Company granted a license to JJSI with the right to use data and under the Company's intellectual property rights for JJSI's therapeutic purposes, including the development and commercialization of a companion diagnostic for its products, from the Percepta v.2 and NasaRISK programs. The license granted to JJSI is not distinct from other performance obligations as JJSI receives benefit only when other performance obligations are met.

The Company will provide data from its RNA whole-transcriptome sequencing platform to JJSI in exchange for $7.0 million in payments from JJSI. The Company is also entitled to additional payments from JJSI of up to $13.0 million, conditioned upon the achievement of certain milestones relating to the development and reimbursement of Percepta v.2 and NasaRISK. For a period of ten years commencing with the first commercial sale of Percepta v.2 and NasaRISK, respectively, the Company will make payments to JJSI of one percent of net cash collections for Percepta v.2 and in the low-single digits of net cash collections for NasaRISK, depending on the number and timing of JJSI samples and associated clinical data the Company receives from JJSI.

The JJSI agreement is considered to be within the scope of ASC 808, as the parties are active participants and exposed to the risks and rewards of the collaborative activity. The Company evaluated the terms of the JJSI agreement and has analogized to ASC 606 for the delivery of data from its RNA whole-transcriptome sequencing platform to JJSI under the collaborative arrangement, which the Company believes is a distinct service for which JJSI meets the definition of a customer. Using the concepts of ASC 606, the Company has identified the delivery of data as its only performance obligation. The Company further determined that the transaction price under the arrangement was the $7.0 million in payments which was allocated to the obligation to deliver data. The $13.0 million in future potential payments is considered variable consideration because the Company determined that the potential payments are contingent upon regulatory and commercialization milestones that are uncertain to occur and, as such, were not included in the transaction price, and will be recognized accordingly as each potential payment becomes probable.

During the three months ended March 31, 2019, the Company received $5.0 million from JJSI and recognized $3.8 million for the provision of data. The remaining $1.2 million balance is recorded as deferred revenue under accrued liabilities on the Company's condensed balance sheet as of March 31, 2019 and will be recognized as data is delivered and the related performance obligation is satisfied.

Legal Settlement

In March 2018, the Company received $0.4 million as a settlement with an institutional investor that was a beneficial owner of the Company's common stock related to the disgorgement of short-swing profits pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended. The settlement of $0.4 million was recognized as additional paid-in capital.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842). This ASU is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The ASU is effective for interim and annual periods beginning after December 15, 2018. Additionally, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which offers an additional transition method whereby entities may apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings rather than application of the new leases standard at the beginning of the earliest period presented in the financial statements. The Company elected this transition method and adopted ASC 842 on January 1, 2019 and as a result, recorded operating lease right-of-use ("ROU") assets of $9.8 million, including offsetting deferred rent of $4.3 million, along with the associated operating lease liabilities of $14.1 million. On January 1, 2019, the Company had a finance lease ROU of $0.8 million and associated finance lease liabilities of $0.3 million for leases classified as finance leases prior to the adoption of ASC 842. The adoption of ASC 842 had an immaterial impact on the Company's condensed statement of operations and comprehensive loss, condensed statement of stockholders' equity and condensed statement of cash flows for the three-month period ended March 31, 2019. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard which allowed it to carry forward the historical lease classification. Additional information and disclosures required by this new standard are contained in Note 5, Commitments and Contingencies.

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

	Three Months Ended March 31,
	2019	2018
Shares of common stock subject to outstanding options	5,670,819	5,991,158
Employee stock purchase plan	25,672	25,693
Restricted stock units	538,759	192,806
Total common stock equivalents	6,235,250	6,209,657

3. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands of dollars):

	March 31, 2019	December 31, 2018
Accrued compensation expenses	$4,951	$6,412
Accrued other	3,837	2,774
Total accrued liabilities	$8,788	$9,186

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

The fair value of the Company’s financial assets includes money market funds and a deposit for the lease of the Company's South San Francisco facility. Money market funds, included in cash and cash equivalents in the accompanying condensed balance sheets, were $67.3 million and $76.6 million as of March 31, 2019 and December 31, 2018, respectively, and are Level I assets as described above. The deposit for the lease, included in restricted cash in the accompanying condensed balance sheets, was $603,000 as of March 31, 2019 and December 31, 2018, and is a Level I asset as described above.

5. Commitments and Contingencies

Operating Leases

The Company leases its headquarters and laboratory facilities in South San Francisco, California under a non-cancelable lease agreement for approximately 59,000 square feet. The lease began in June 2015 and ends in March 2026 and contains extension of lease term and expansion options. The Company had deposits of $603,000 included in long-term assets as of March 31, 2019 and December 31, 2018, restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of the South San Francisco facility.

The Company also leases laboratory and office space in Austin, Texas under a lease that expires in January 2029 and includes options for expansion and early termination in 2025. The Company provided a cash security deposit for this lease of $139,000, included in other assets in the Company’s condensed balance sheets as of March 31, 2019 and December 31, 2018.

The Company determined its operating lease liabilities for the two operating leases mentioned above using a discount rate of 7.53% based on the rate that the Company would have to pay to borrow on a collateralized basis for a similar lease an amount equal to the lease payments in a similar economic environment. Operating lease liabilities along with the associated right-of-use assets as of March 31, 2019 are disclosed in the accompanying condensed balance sheets. After the adoption of ASC 842, the Company classified its deferred rent for tenant improvements with its operating lease right-of-use assets on the condensed balance sheets.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2019 are as follows (in thousands of dollars):

Year Ending December 31,
Remainder of 2019	$1,671
2020	2,332
2021	2,401
2022	2,472
2023	2,543
Thereafter	6,841
Total minimum lease payments	$18,260

The Company recognizes operating lease expense on a straight-line basis over the non-cancelable lease period. Operating lease expense was $476,000 for the three months ended March 31, 2019 and 2018.

Finance Lease

The Company entered into a finance lease in December 2016 for $1.2 million of laboratory equipment which ends in December 2019. The Company paid an upfront amount of $330,000 and the present value of the total future minimum lease payments at the inception of the lease was $874,000. As of March 31, 2019, the future minimum lease payments are $238,000 for the remainder of 2019. The interest expense and related amortization of laboratory equipment are recorded in the statements of operations for nominal amounts. After the adoption of ASC 842, this finance lease remained a finance lease and the Company did not change the discount rate to determine the lease liability nor the amortization life of the related right-of-use assets.

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

6. Debt

Loan and Security Agreement

On November 3, 2017, the Company entered into a loan and security agreement (the "Loan and Security Agreement"), with Silicon Valley Bank. The Loan and Security Agreement allows the Company to borrow up to $35.0 million, with a $25.0 million advance term loan (the "Term Loan Advance"), and a revolving line of credit of up to $10.0 million (the "Revolving Line of Credit"). The Term Loan Advance was advanced upon the closing of the Loan and Security Agreement and was used to pay the outstanding balance of the Company’s existing long-term debt, which was canceled at that date. The Company had not drawn on the Revolving Line of Credit as of March 31, 2019. Borrowings under the Loan and Security Agreement mature on October 1, 2022. Amounts may be borrowed and repaid under the Revolving Line of Credit up until the earliest of full repayment or maturity of the Loan and Security Agreement, termination of the Loan and Security Agreement, or October 1, 2022. In January 2019, the Company prepaid $12.5 million of the principal amount of the Term Loan Advance. This did not trigger any prepayment premium because it was a partial, not full, repayment of the principal amount.

The Term Loan Advance bears interest at a variable rate equal to (i) the thirty-day U.S. London Interbank Offer Rate ("LIBOR") plus (ii) 4.20%, with a minimum rate of 5.43% per annum. Principal amounts outstanding under the Revolving Line of Credit bear interest at a variable rate equal to (i) LIBOR plus (ii) 3.50%, with a minimum rate of 4.70% per annum. The effective interest rate for the Term Loan Advance was 9.39% as of March 31, 2019.

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

In addition, a final payment on the Term Loan Advance in the amount of $1.2 million is due upon the earlier of the maturity date of the Term Loan Advance or its payment in full. The Loan and Security Agreement contains customary representations, warranties, and events of default such as a material adverse change in our business, operations or financial condition, as well as affirmative and negative covenants. The negative covenants include, among other provisions, covenants that limit or restrict the Company's ability to incur liens, make investments, incur indebtedness, merge with or acquire other entities, dispose of assets, make dividends or other distributions to holders of its equity interests, engage in any new line of business, or enter into certain transactions with affiliates, in each case subject to certain exceptions. The Company’s obligations under the Loan and Security Agreement are secured by substantially all of its assets (excluding intellectual property), subject to certain customary exceptions. The Loan and Security Agreement also requires the Company to achieve certain revenue levels tested quarterly on a trailing twelve-month basis. However, failure to maintain the revenue levels will not be considered a default if the sum of the Company’s unrestricted cash and cash equivalents maintained with Silicon Valley Bank and amount available under the Revolving Line of Credit is at least $40.0 million. As of March 31, 2019, the Company was in compliance with the loan covenants.

As of March 31, 2019, the net debt obligation for borrowings made under the Loan and Security Agreement was as follows (in thousands of dollars):

	March 31, 2019	December 31, 2018
Debt principal	$12,500	$25,000
End-of-term debt obligation	429	365
Unamortized debt issuance costs	(75)	(83)
Net debt obligation	$12,854	$25,282

Future principal and end-of-term debt obligation payments due under the Loan and Security Agreement are as follows (in thousands of dollars):

Year Ending December 31,
2019	$—
2020	—
2021	5,556
2022	8,132
Total	$13,688

The end-of-term debt obligation accretes over the term of the Loan and Security Agreement until maturity and is included in interest expense in the Company's condensed statements of operations and comprehensive loss.

7. Stockholders’ Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows:

	March 31, 2019	December 31, 2018
Stock options and restricted stock units issued and outstanding	6,733,949	6,235,258
Stock options and restricted stock units available for grant under stock option plans	2,141,658	1,571,658
Common stock available for the Employee Stock Purchase Plan	229,218	309,419
Total	9,104,825	8,116,335

8. Thyroid Cytopathology Partners

The Company has an agreement with a specialized pathology practice, Thyroid Cytopathology Partners, ("TCP"), to provide testing services to the Company (the "TCP Agreement").  The TCP Agreement is effective through October 31, 2022, and thereafter automatically renews every year unless either party provides notice of intent not to renew at least 12 months prior to the end of the then-current term. Under the TCP Agreement, the Company pays TCP based on a fixed price per test schedule which is reviewed periodically for changes in market pricing, and the TCP Agreement includes a clause allowing TCP to sublease a portion of the Company's facility in Austin, Texas.  The Company does not have an ownership interest in or provide any form of financial or other support to TCP.  The Company previously concluded that TCP represents a variable interest entity as a result of the facility arrangement clause, but that the Company is not the primary beneficiary as it does not have the ability to direct the activities that most significantly impact TCP's economic performance, and therefore does not consolidate TCP.  On February 14, 2019, the TCP Agreement was amended to remove the facility clause.  Accordingly, the Company believes TCP was no longer a variable interest entity as of that date.

TCP's portion of rent and related operating expenses reimbursed to the Company for the shared space at the Austin, Texas facility was $11,000 and $32,000 for the three months ended March 31, 2019 and 2018, respectively, and is included in other income, net in the Company’s condensed statements of operations and comprehensive loss.

9. Income Taxes

The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2019 and 2018. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

As of March 31, 2019, the Company had unrecognized tax benefits of $2.8 million, none of which would currently affect the Company’s effective tax rate if recognized due to the Company’s net deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at March 31, 2019 will significantly increase or decrease within the next 12 months. There was no interest expense or penalties related to unrecognized tax benefits recorded through March 31, 2019.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read together with the condensed financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "expects," "anticipates," "intends," "estimates," "plans," "believes," "continuing," "ongoing," and similar expressions are intended to identify forward-looking statements. These are statements that relate to future events and include, but are not limited to, the factors that may impact our financial results; our expectations regarding revenue; our expectations with respect to our future research and development, general and administrative and selling and marketing expenses and our anticipated uses of our funds; our beliefs with respect to the optimization of our processes for the analysis of ribonucleic acid, or RNA, samples; our collaboration with Johnson & Johnson Services, Inc.; our belief in the importance of maintaining libraries of clinical evidence; our expectations regarding capital expenditures; our anticipated cash needs and our estimates regarding our capital requirements; the timing and success of our transition to a single platform for all of our classifiers and tests; our ability to maintain Medicare coverage for each of our tests; our estimates of the number of people covered under the TRICARE program, our belief that published clinical validation and utility study finding for the Envisia classifier can improve diagnosis and decrease the need for surgery, study results demonstrating that the Afirma GSC test has an enhanced ability to distinguish benign from cancerous Hürthle cells, our belief that variant and fusion information from the Afirma Xpression Atlas data may help guide physicians in preoperative evaluation, surgical planning and targetd therapy selections; our need for additional financing; potential future sources of cash; our business strategy and our ability to execute our strategy; our ability to achieve and maintain reimbursement from third-party payers at acceptable levels and our expectations regarding the timing of reimbursement; the estimated size of the global markets for our tests; the estimated number of patients who receive uncertain diagnoses who are candidates for our test; the attributes and potential benefits of our tests and any future tests we may develop to patients, physicians and payers; the factors we believe drive demand for and reimbursement of our tests; our ability to sustain or increase demand for our tests; our intent to expand into other clinical areas; our ability to develop new tests, and the timeframes for development or commercialization; our ability to get our data and clinical studies accepted in peer-reviewed publications; our dependence on and the terms of our agreement with TCP, and on other strategic relationships, and the success of those relationships; our beliefs regarding our laboratory capacity; the potential for future clinical studies to contradict or undermine previously published clinical study results; the applicability of clinical results to actual outcomes; our expectations regarding our international expansion; the occurrence, timing, outcome or success of clinical trials or studies; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive position; our compliance with federal, state and international regulations; the potential impact of regulation of our tests by the Food and Drug Administration, or FDA, or other regulatory bodies; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business; the impact of seasonal fluctuations and economic conditions on our business; our belief that we have taken reasonable steps to protect our intellectual property; our belief that our intellectual property will develop and maintain our competitive position; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; and anticipated trends and challenges in our business and the markets in which we operate. We caution you that the foregoing list does not contain all of the forward-looking statements made in this report.

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

Overview

We are a leading genomic diagnostics company that is creating value through innovation. We were founded in 2008 with a mission to improve diagnostic accuracy. Today, through our innovative scientific platform which utilizes RNA whole-transcriptome sequencing combined with machine learning, we are serving this critical medical need and expanding our offerings further along the clinical continuum of care so that we can advance early detection of disease and inform treatment decisions at the same time as diagnosis.

We have commercialized five leading, first-to-market tests that are transforming care in large, untapped clinical areas - thyroid cancer, lung cancer and idiopathic pulmonary fibrosis, or IPF. We develop tests that answer specific clinical questions, providing patients and physicians with a clear path forward without the need for risky or costly procedures that are often unnecessary. Our RNA whole-transcriptome sequencing platform enables us to maximize the amount of genomic content that we extract from each nonsurgical patient sample. We utilize our machine learning expertise to develop genomic classifiers that provide actionable information at the time of diagnosis. At the same time, our approach enables us to provide information that can guide treatment decisions such as surgery strategy and therapy selection.

We position our tests in each clinical indication at the point where they improve diagnostic clarity for cancer and other diseases. In its 2015 report, “Improving Diagnostic Errors in Medicine,” the Institute of Medicine concluded that most people will experience at least one diagnostic error in their lifetime, sometimes with devastating consequences. Annually, of the hundreds of thousands of patients who are evaluated for suspected disease in our thyroid and lung indications, diagnosis can be ambiguous in 15% to 70% of cases.

To date, we have commercialized five genomic tests that are changing disease diagnosis:

•	the Afirma Genomic Sequencing Classifier, or GSC, for thyroid cancer;

•	the Afirma Gene Expression Classifier, or GEC, which was the Afirma GSC’s predecessor;

•	the Percepta Bronchial Genomic Classifier for lung cancer;

•	the Envisia Genomic Classifier for IPF; and

•
in 2018, we unveiled our Afirma® Xpression Atlas, which provides information on the most common and emerging gene alterations associated with thyroid cancer, enabling physicians to confidently tailor surgical and treatment decisions at time of diagnosis.

Collectively, we believe the tests we are currently offering address a $2 billion global market opportunity.

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

We believe our focus on developing clinically useful tests that change patient care is enabling us to set new standards in genomic test reimbursement. Our Afirma genomic classifier is now covered by every major health plan in the United States, which collectively insure more than 275 million people for use in thyroid cancer diagnosis. Veracyte is now contracted as an in-network service provider to health plans representing over 215 million people in the United States. Our second commercial product, the Percepta classifier, is the first genomic test to gain Medicare coverage for improved lung cancer screening and diagnosis, making it a covered benefit for nearly 60 million people.

First Quarter 2019 Financial Results

For the first quarter of 2019, as compared with the first quarter of 2018:

•	Revenue was $29.5 million, an increase of 47%; excluding biopharmaceutical services revenue, revenue was $25.4 million, an increase of 27%;

•	Gross Margin was 71%, an improvement of 1000 basis points or 10 percentage points;

•	Operating Expenses, Excluding Cost of Revenue, were $23.1 million, an increase of 9%;

•	Net Loss and Comprehensive Loss was $1.9 million, a decrease of 79%;

•	Basic and Diluted Net Loss Per Common Share was $0.05, an improvement of 81%;

•	Net Cash Used in Operating Activities was $1.0 million, an improvement of 86%; and

•	Cash and Cash Equivalents were $67.8 million at March 31, 2019.

First Quarter 2019 and Recent Business Highlights

•	Recognized revenue for the first time for the Envisia classifier in the first quarter of 2019.

•	Grew genomic test volume to 9,162 tests in the first quarter of 2019, an increase of 33% compared with the first quarter of 2018.

•
Received a final Medicare coverage determination for the Envisia classifier through the MolDX program effective April 1, 2019, making the test a covered service for nearly 60 million Medicare beneficiaries nationwide.

•
Received coverage for the Afirma® Genomic Sequencing Classifier (GSC) under the U.S. Department of Defense TRICARE program for approximately 9.4 million uniformed service members, retirees and their families around the world.

•	Received regulatory approval for the Envisia classifier from the New York State Department of Health, making the test available to patients in the state effective immediately.

Strengthened Library of Clinical Evidence:

•
Published clinical validation and utility study findings for the Envisia classifier in The Lancet Respiratory Medicine, demonstrating that the test can identify more than two-thirds of patients (70% sensitivity) with the hallmark pattern of idiopathic pulmonary fibrosis (IPF), with high accuracy (88% specificity), thus improving diagnosis - without the need for surgery.

•
An independent real-world study on the Afirma GSC was published in Thyroid showing that at Brigham and Women’s Hospital use of the test identified benign thyroid nodules nearly 40% more often than the original Afirma test. This improved performance was due to the test’s enhanced ability to distinguish benign from cancerous Hürthle cells, a common but hard-to-diagnose thyroid nodule subtype.

•
Published a manuscript on the Afirma GSC in BMS Systems Biology showcasing the development of the classifier using RNA whole-transcriptome sequencing and machine learning, enabling improved diagnosis of Hürthle cell benign adenoma from carcinoma within this subtype of thyroid nodules.

•
Presented Afirma Xpression Atlas data at the ENDO 2019, revealing new insights into the genomic underpinning of medullary thyroid cancer (MTC). This variant and fusion information may help guide physicians in the preoperative evaluation, surgical planning and targeted therapy selections for patients diagnosed with this rare, but aggressive, form of thyroid cancer.

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

Continued Adoption of and Reimbursement for our Products

     Revenue growth depends on our ability to secure coverage decisions, achieve broader reimbursement at increased levels from third-party payers, expand our base of prescribing physicians and increase our penetration in existing accounts. Because some payers consider our products experimental and investigational, we may not receive payment for tests and payments we receive may not be at acceptable levels. We expect our revenue growth to increase if more payers make a positive coverage decision and as payers enter into contracts with us, which should enhance our revenue and cash collections. To drive increased adoption of our products, we increased our sales force and marketing efforts over the last several years. Our sales team is structured to sell all of our products; we do not maintain a separate sales force for each product. If we are unable to expand the base of prescribing physicians and penetration within these accounts at an acceptable rate, or if we are not able to execute our strategy for increasing reimbursement, we may not be able to effectively increase our revenue. We expect to continue to see pressure from payers to limit the utilization of tests, generally, and we believe more payers are deploying cost containment tactics, such as pre-authorization, reduction of the payer portion of reimbursement and employing laboratory benefit managers to reduce utilization rates.

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

As of December 31, 2018, cumulative amounts billed at list price for tests processed which were not recognized as revenue upon delivery of a patient report because our accrual revenue recognition criteria were not met and for which we have not collected cash or written off as uncollectible, totaled approximately $159.3 million. Of this amount, we did not collect any amounts in the three months ended March 31, 2019 and we have no expectation of future collection because we began accruing for substantially all revenue upon delivery of a patient report in the third quarter of 2016.

Generally, cash we receive is collected within 12 months of the date the test is billed. We cannot provide any assurance as to when, if ever, or to what extent any of these amounts will be collected. Notwithstanding our efforts to obtain payment for these tests, payers may deny our claims, in whole or in part, and we may never receive payment for these tests.

We bill list price regardless of contract rate, but only recognize revenue from amounts that we estimate are collectible and meet our revenue recognition criteria. Revenue may not be equal to the list price or billed amount due to a number of factors that we consider when determining revenue accrual rates, including differences in reimbursement rates, the amounts of patient co-payments and co-insurance, the existence of secondary payers, claims denials and the amount we expect to ultimately collect. Finally, when we increase our list price, as we did in July 2015, it will increase the cumulative amounts billed but may not positively impact accrued revenue. In addition, payer contracts generally include the right of offset and payers may offset payments prior to resolving disputes over tests performed.

Generally, we calculate the average reimbursement from our products from all payers, for tests that are on average a year old, since it can take a significant period of time to collect from some payers. Except in situations where we believe the rate we reasonably expect to collect to vary due to a coverage decision, contract, more recent reimbursement data or evidence to the contrary, we use an average of reimbursement for tests provided over four quarters as it reduces the effects of temporary volatility and seasonal effects. Thus, the average reimbursement per product represents the total cash collected to date against genomic c lassifier tests, including variants, performed during the relevant period divided by the number of these tests performed during that same period.

The average Afirma genomic classifier reimbursement rate will change over time due to a number of factors, including medical coverage decisions by payers, the effects of contracts signed with payers, changes in allowed amounts by payers, our ability to successfully win appeals for payment, and our ability to collect cash payments from third-party payers and individual patients. Historical average reimbursement is not necessarily indicative of future average reimbursement. For the three months ended March 31, 2019, we accrued, on average, between $2,800 and $2,900 for the Afirma genomic classifier tests, including variants, that met our revenue recognition standard, which was between 90% - 95% of the reported Afirma classifier test volume.

From the first quarter of 2018 to the first quarter of 2019, we accrued between $1.0 million and $2.6 million in revenue per quarter from providing cytopathology services associated with our Afirma solution.

We incur expense for tests in the period in which the test is conducted and recognize revenue for tests in the period in which our revenue recognition criteria are met.

Development of Additional Products

We continue to advance our product portfolio with diagnostic tests that leverage innovations in genomic science, sequencing technology and machine learning methodologies to further improve patient care. In May 2017, we introduced the Afirma GSC, supported by rigorous clinical validation data showing that the RNA sequencing-based test can help significantly more patients avoid unnecessary surgery in thyroid cancer diagnosis, compared to the original Afirma Classifier. In March 2018, we unveiled our Afirma Xpression Atlas, which uses the same RNA sequencing data from the platform as the Afirma GSC and enables us to extract rich genomic content - including gene expression, DNA variants and RNA fusions in over 500 genes that are associated with thyroid cancer - from thyroid FNA samples. We believe that this offering will provide clinicians with valuable genomic information that may inform surgery strategy and treatment options for patients with suspected thyroid cancer.

Together with our Afirma GSC and our tests for the BRAF v600E mutation and medullary thyroid cancer, or Malignancy Classifiers, the Afirma Xpression Atlas rounds out a comprehensive solution for physicians evaluating thyroid nodules. This innovation also enables us to enter into research collaborations with biopharmaceutical companies, which is intended to support their development of targeted therapies for genetically defined cancers, including thyroid cancer.

We have also expanded our ability to provide important clinical answers - without the need for surgery - into pulmonology. Our Percepta Bronchial Genomic Classifier, introduced in April 2015, is the first genomic test to receive Medicare coverage for use in lung cancer diagnosis, where it improves the performance of diagnostic bronchoscopy. Additionally, our Envisia Genomic Classifier, launched in October 2016, is the first commercial test to improve the diagnosis of IPF among patients with a suspected interstitial lung disease. In March 2019, we received final Medicare coverage for the Envisia classifier through the MolDX program, with an effective date of April 1, 2019.

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

Financial Overview

Revenue

Through March 31, 2019, we derived most of our revenue from the sale of Afirma, delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of cash collection from the third-party payer and individual patients. Third-party payers in excess of 10% of revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended March 31,
	2019	2018
Medicare	21%	29%
UnitedHealthcare	11%	13%
	32%	42%

On December 28, 2018, we entered into a diagnostics development agreement with Johnson & Johnson Services, Inc. for which we recognized $3.8 million of revenue for the provision of data, which represents 12.9% of total revenue for the three months ended March 31, 2019.

For tests performed, we recognize the related revenue upon delivery of a patient report to the prescribing physician based on the amount that we expect to ultimately receive. In determining the amount to accrue for a delivered test, we consider factors such as payment history, payer coverage, whether there is a reimbursement contract between the payer and us, payment as a percentage of agreed upon reimbursement rate (if applicable), amount paid per test and any current development or changes that could impact reimbursement. Upon ultimate collection, the amount received is compared to previous estimates and the amount accrued is adjusted accordingly. Our ability to increase our revenue will depend on our ability to penetrate the market, obtain positive coverage policies from additional third-party payers, obtain reimbursement and/or enter into contracts with additional third-party payers for our current and new tests, and increase reimbursement rates for tests performed. Finally, should the judgments underlying our estimated reimbursement change, our accrued revenue and financial results could be negatively impacted in future quarters.

Cost of Revenue

The components of our cost of revenue are laboratory expenses, sample collection expenses, compensation expense, license fees and royalties, depreciation and amortization, other expenses such as equipment and laboratory supplies, and allocations of facility and information technology expenses. Costs associated with performing tests are recorded as the test is processed regardless of whether and when revenue is recognized with respect to that test. As a result, our cost of revenue as a percentage of revenue may vary significantly from period to period because we may not recognize all revenue in the period in which the associated costs are incurred. We expect cost of revenue in absolute dollars to increase as the number of tests we perform increases. However, we expect that the cost per test will decrease over time due to leveraging fixed costs, efficiencies we may gain as test volume increases and from automation, process efficiencies and other cost reductions. As we introduce new tests, initially our cost of revenue will be high as we expect to run suboptimal batch sizes, run quality control batches, test batches, registry samples and generally incur costs that may suppress or reduce gross margins. This will disproportionately increase our aggregate cost of revenue until we achieve efficiencies in processing these new tests.

Research and Development

Research and development expenses include expenses incurred to develop our technology, collect clinical samples and conduct clinical studies to develop and support our products and pipeline. These expenses consist of compensation expenses, direct research and development expenses such as prototype materials, laboratory supplies and costs associated with setting up and conducting clinical studies at domestic and international sites, professional fees, depreciation and amortization, other miscellaneous expenses and allocation of facility and information technology expenses. We expense all research and development costs in the periods in which they are incurred. We expect to incur significant research and development expenses as we continue to invest in research and development activities related to developing additional products and evaluating various platforms. We incurred research and development expenses on ongoing evidence development for our Afirma, Percepta and Envisia classifiers in 2018 and the first quarter of 2019, and expect to continue doing so in the remainder of 2019. We believe a majority of our research and development expenses in and after 2019 will be predominantly in support of our pipeline products.

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

General and Administrative

General and administrative expenses include compensation expenses for executive officers and administrative, billing and client service personnel, professional fees for legal and audit services, occupancy costs, depreciation and amortization, and other expenses such as information technology and miscellaneous expenses offset by allocation of facility and information technology expenses to other functions. For the three months ended March 31, 2019, approximately 66% of the average headcount classified as general and administrative encompass our billing and customer care teams. We expect general and administrative expenses to continue to increase as we build our general and administration infrastructure and to stabilize thereafter.

Intangible Asset Amortization

Intangible asset amortization began in April 2015 when we launched the Percepta test. The related finite-lived intangible asset with a cost of $16.0 million, and a net book value of $11.7 million at March 31, 2019, is being amortized over 15 years, using the straight-line method.

Interest Expense

Interest expense is attributable to our borrowings under debt agreements and capital leases as well as costs associated with the pre-payment of debt.

Other Income, Net

Other income, net consists primarily of sublease rental income and interest income from our cash held in interest bearing accounts.

Results of Operations

Comparison of the three months ended March 31, 2019 and 2018 (in thousands of dollars, except percentages and genomic classifiers reported):

	Three Months Ended March 31,
	2019	2018	Change	%
Revenue	$29,529	$20,041	$9,488	47%
Operating expense:
Cost of revenue	8,513	7,867	646	8%
Research and development	3,435	3,675	(240)	(7)%
Selling and marketing	12,477	11,543	934	8%
General and administrative	6,904	5,644	1,260	22%
Intangible asset amortization	267	267	—	—%
Total operating expenses	31,596	28,996	2,600	9%
Loss from operations	(2,067)	(8,955)	6,888	(77)%
Interest expense	(303)	(448)	145	(32)%
Other income, net	453	226	227	100%
Net loss and comprehensive loss	$(1,917)	$(9,177)	$7,260	(79)%
Other Operating Data:
Genomic classifiers reported	9,162	6,864	2,298	33%
Depreciation and amortization expense	945	980	(35)	(4)%
Stock based compensation expense	1,759	1,175	584	50%

Revenue

Revenue increased $9.5 million, or 47%, for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to a 33% volume increase in genomic classifiers and an increase in the accrual rate for our Afirma genomic classifiers. In the three months ended March 31, 2019, we also recognized $4.1 million of biopharmaceutical service revenue and $0.9 million of revenue for Percepta, the volume for which is included in the number of genomic classifiers reported, compared to zero and $0.1 million in the same period in 2018, respectively. We also make adjustments, as necessary, for tests accrued in prior quarters as collections are made if the amount we expect to ultimately collect changes. The adjustment for tests accrued in prior quarters increased revenue by $0.6 million and $0.7 million for the three months ended March 31, 2019 and 2018, respectively, a net decrease of $0.1 million between the periods.

Cost of revenue

Comparison of the three months ended March 31, 2019 and 2018 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2019	2018	Change	%
Cost of revenue:
Laboratory costs	$4,664	$4,167	$497	12%
Sample collection costs	1,095	1,014	81	8%
Compensation expense	1,460	1,149	311	27%
License fees and royalties	2	459	(457)	(100)%
Depreciation and amortization	250	200	50	25%
Other expenses	470	372	98	26%
Allocations	572	506	66	13%
Total	$8,513	$7,867	$646	8%

Cost of revenue increased $0.6 million, or 8%, for the three months ended March 31, 2019 compared to the same period in 2018. Reported genomic classifiers volume increased 33% and cytopathology volume was flat    for the three months ended March 31, 2019 compared to the same period in 2018. The increase in laboratory costs was due primarily to the increase in reported genomic classifiers volume. The increase in compensation expense was primarily due to an average laboratory headcount increase of 12%. The decrease in license fees and royalties was due to the completed transition to the Afirma GSC in the third quarter of 2018, for which we do not pay license fees as we did in connection with the Afirma GEC.

Research and development

Comparison of the three months ended March 31, 2019 and 2018 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2019	2018	Change	%
Research and development expense:
Compensation expense	$2,130	$2,304	$(174)	(8)%
Direct research and development expense	576	611	(35)	(6)%
Professional fees	201	208	(7)	(3)%
Depreciation and amortization	69	106	(37)	(35)%
Other expenses	158	114	44	39%
Allocations	301	332	(31)	(9)%
Total	$3,435	$3,675	$(240)	(7)%

Research and development expense decreased $0.2 million, or 7%, for the three months ended March 31, 2019 compared to the same period in 2018. The decrease in compensation expense was primarily due to the severance costs incurred in the three months ended March 31, 2018 that were not incurred in the three months ended March 31, 2019.

Selling and marketing

Comparison of the three months ended March 31, 2019 and 2018 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2019	2018	Change	%
Selling and marketing expense:
Compensation expense	$7,714	$7,862	$(148)	(2)%
Direct marketing expense	1,587	1,138	449	39%
Professional fees	364	326	38	12%
Other expenses	2,050	1,617	433	27%
Allocations	762	600	162	27%
Total	$12,477	$11,543	$934	8%

Selling and marketing expense increased $0.9 million, or 8%, for the three months ended March 31, 2019 compared to the same period in 2018. Compensation expense decreased despite a 40% increase in average headcount, due to higher incentive compensation in the prior year period. The increase in direct marketing expense was due to higher trade show and general marketing spend. The increase in other expenses was primarily due to travel and entertainment expenses related to the increase in headcount, as was the increase in allocations.

General and administrative

Comparison of the three months ended March 31, 2019 and 2018 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2019	2018	Change	%
General and administrative expense:
Compensation expense	$4,200	$3,781	$419	11%
Professional fees	2,281	1,399	882	63%
Occupancy expenses	623	619	4	1%
Depreciation and amortization	360	406	(46)	(11)%
Other expenses	1,075	878	197	22%
Allocations	(1,635)	(1,439)	(196)	14%
Total	$6,904	$5,644	$1,260	22%

General and administrative expense increased $1.3 million, or 22%, for the three months ended March 31, 2019 compared to the same period in 2018. The increase in compensation expense was mainly due to higher stock compensation expenses from the increase in our stock price, and the increase in professional fees was mainly due to higher legal expenses.

 Interest expense

Interest expense decreased $145,000, or 32%, for the three months ended March 31, 2019 compared to the same period in 2018, mainly due to the prepayment of $12.5 million of the principal amount of our Term Loan in January 2019.

Other income, net

Other income, net, increased $227,000 for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to higher interest income from our money market investments following our public offering of common stock in July 2018.
.

Liquidity and Capital Resources

From inception through March 31, 2019, we have been financed primarily through net proceeds from the sale of our equity securities and borrowings under our credit facilities. We have incurred net losses since our inception. For the three months ended March 31, 2019, we had a net loss of $1.9 million, and as of March 31, 2019, we had an accumulated deficit of $236.0 million. We expect to incur additional losses in 2019 and potentially in future years.

We believe our existing cash and cash equivalents of $67.8 million as of March 31, 2019, our available revolving line of credit, and our revenue during the next 12 months will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We expect that our near- and longer-term liquidity requirements will continue to consist of costs to run our laboratories, research and development expenses, selling and marketing expenses, general and administrative expenses, working capital, costs to service our Loan and Security Agreement, capital expenditures and general corporate expenses associated with the growth of our business. However, we may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to generate revenue to finance our cash requirements, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. If we raise funds by issuing equity securities, dilution to stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, restrictions on our cash pursuant to the terms of our Loan and Security Agreement and other operating restrictions that could adversely affect our ability to conduct our business. Our Loan and Security Agreement imposes restrictions on our operations, increases our fixed payment obligations and has restrictive covenants.

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

Loan and Security Agreement
On November 3, 2017, we entered into the Loan and Security Agreement with Silicon Valley Bank. The Loan and Security Agreement allows us to borrow up to $35.0 million, with a $25.0 million term loan, or Term Loan, and a revolving line of credit of up to $10.0 million, or the Revolving Line of Credit, subject to, with respect to the Revolving Line of Credit, a borrowing base of 85% of eligible accounts receivable. The Term Loan was advanced upon the closing of the Loan and Security Agreement. Borrowings under the Loan and Security Agreement mature in October 2022. The Term Loan bears interest at a variable rate equal to (i) the thirty-day U.S. London Interbank Offer Rate, or LIBOR, plus (ii) 4.20%, with a minimum rate of 5.43% per annum. Principal amounts outstanding under the Revolving Line of Credit bear interest at a variable rate equal to (i) LIBOR plus (ii) 3.50%, with a minimum rate of 4.70% per annum. We are also required to pay an annual facility fee on the Revolving Line of Credit of $25,000. The effective interest rate was 9.39% as of March 31, 2019.
We may prepay the outstanding principal amount under the Term Loan plus accrued and unpaid interest and, if the Term Loan is repaid in full, a prepayment premium. The prepayment premium will equal (i) $750,000, if the prepayment is made on or before November 3, 2018, (ii) $500,000, if the prepayment is made after November 3, 2018 and on or prior to November 3, 2019 and (iii) $250,000, if the prepayment is made after November 3, 2019. In addition, a final payment on the Term Loan in the amount of $1.2 million is due upon the earlier of the maturity date of the Term Loan or its payment in full. In January 2019, we prepaid $12.5 million of the principal amount of the Term Loan and did not incur any prepayment premium as we did not repay the Term Loan in full. This prepayment covers scheduled principal payments from November 2019 to April 2021.

The Loan and Security Agreement contains customary representations, warranties, and events of default such as a material adverse change in our business, operations or financial conditions, as well as affirmative and negative covenants. The negative covenants include, among other provisions, covenants that limit or restrict our ability to incur liens, make investments, incur indebtedness, merge with or acquire other entities, dispose of assets, make dividends or other distributions to holders of our equity interests, engage in any new line of business, or enter into certain transactions with affiliates, in each case subject to certain exceptions. As of March 31, 2019, the principal balance outstanding was $12.5 million and we were in compliance with debt covenants.
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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2019 and 2018 (in thousands of dollars):

	Three Months Ended March 31,
	2019	2018
Cash used in operating activities	$(1,011)	$(7,413)
Cash used in investing activities	(749)	(227)
Cash (used in) provided by financing activities	(8,394)	901

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2019 was $1.0 million. The net loss of $1.9 million includes non-cash charges of $1.8 million of stock-based compensation expense and $0.9 million of depreciation and amortization, which includes $0.3 million of intangible asset amortization. Cash used as a result of changes in operating assets and liabilities was $1.8 million, comprised of an increase in accounts receivable of $3.4 million and increase in supplies of $0.4 million, partially offset by increases in accounts payable and accrued liabilities of $1.7 million and $0.3 million, respectively.

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

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2019 was $0.7 million for the acquisition of property and equipment, net of proceeds from the disposal of property and equipment.

Cash used in investing activities for the three months ended March 31, 2018 was $0.2 million for the acquisition of property and equipment.

Cash Flows from Financing Activities

Cash used in financing activities for the three months ended March 31, 2019 was $8.4 million, consisting of $12.5 million of loan principal repayments and finance lease payments of $0.1 million, partially offset by $4.2 million in proceeds from the exercise of options to purchase our common stock and purchase of stock under our Employee Stock Purchase Plan, or ESPP, during the period.

Cash provided by financing activities for the three months ended March 31, 2018 was $0.9 million, consisting of $0.6 million in proceeds from the purchase of stock under our ESPP, and exercise of options to purchase our common stock and $0.4 million in proceeds from a legal settlement, partially offset by capital lease payments of $0.1 million during the period.

Contractual Obligations

Regarding our Loan and Security Agreement, in January 2019, the Company prepaid $12.5 million of the principal amount of the Term Loan Advance. As of March 31, 2019, future principal and end-of-term debt obligation payments due under the Loan and Security Agreement are $5.6 million in 2021 and $8.1 million in 2022. There were no other material changes during the interim period in the contractual obligations presented in our Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on February 25, 2019.

Off-balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842). This ASU is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The ASU is effective for interim and annual periods beginning after December 15, 2018. Additionally, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which offers an additional transition method whereby entities may apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings rather than application of the new leases standard at the beginning of the earliest period presented in the financial statements. We elected this transition method and adopted ASC 842 on January 1, 2019 and as a result, we recorded operating lease right-of-use ("ROU") assets of $9.8 million, including offsetting deferred rent of $4.3 million, along with the associated operating lease liabilities of $14.1 million. On January 1, 2019, we had a finance lease ROU of $0.8 million and associated finance lease liabilities of $0.3 million for leases we classified as finance leases prior to the adoption of ASC 842. The adoption of ASC 842 had an immaterial impact on our condensed statement of operations and comprehensive loss, condensed statement of stockholders' equity and condensed statement of cash flows for the three-month period ended March 31, 2019. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard which allowed us to carry forward the historical lease classification. Additional information and disclosures required by this new standard are contained in Note 5, Commitments and Contingencies, in Part I of this Quarterly Report on Form 10-Q.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $67.8 million as of March 31, 2019 which include bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited interim condensed financial statements. Under our Loan and Security Agreement, we pay interest on any outstanding balances under this agreement based on a variable market rate. A significant change in these market rates may adversely affect our operating results.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

We have a history of losses, and we expect to incur net losses for the foreseeable future and may never achieve or sustain profitability.

We have incurred net losses since our inception. For the three months ended March 31, 2019, we had a net loss of $1.9 million and as of March 31, 2019, we had an accumulated deficit of $236.0 million. We expect to incur additional losses in the future, and we may never achieve revenue sufficient to offset our expenses. Over the next couple of years, we expect to continue to devote substantially all of our resources to increase adoption of, and reimbursement for our Afirma, Percepta and Envisia Classifiers and the development of additional tests. We may never achieve or sustain profitability, and our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

Our financial results currently depend mainly on sales of our Afirma tests, and we will need to generate sufficient revenue from this and other diagnostic solutions to grow our business.

Most of our revenue to date has been derived from the sale of our Afirma tests, which are used in the diagnosis of thyroid cancer. Over the next few years, we expect to continue to derive a substantial portion of our revenue from sales of our Afirma tests. In the third quarter of 2017, we began recognizing revenue from the sale of our Percepta test, used in the diagnosis of lung cancer. We also launched our Envisia test to help improve the diagnosis of interstitial lung disease, specifically IPF, but revenue from Envisia has not been significant to date. Once genomic tests are clinically validated and commercially available for patient testing, we must continue to develop and publish evidence that our tests are informing clinical decisions in order for them to receive positive coverage decisions by payers. Without coverage policies, our tests may not be reimbursed and we will not be able to recognize revenue. We cannot guarantee that tests we commercialize will gain and maintain positive coverage decisions and therefore, we may never realize revenue from tests we commercialize. In addition, we are in various stages of research and development for other diagnostic solutions that we may offer, but there can be no assurance that we will be able to identify other diseases that can be effectively addressed or, if we are able to identify such diseases, whether or when we will be able to successfully commercialize solutions for these diseases and obtain the evidence and coverage decisions from payers. If we are unable to increase sales and expand reimbursement for our Afirma, Percepta and Envisia tests, or develop and commercialize other solutions, our revenue and our ability to achieve and sustain profitability would be impaired, and the market price of our common stock could decline.

We depend on a few payers for a significant portion of our revenue and if one or more significant payers stops providing reimbursement or decreases the amount of reimbursement for our tests, our revenue could decline.

Revenue for tests performed on patients covered by Medicare and UnitedHealthcare was 21% and 11%, respectively, of our revenue for the three months ended March 31, 2019, compared with 29% and 13%, respectively, for the three months ended March 31, 2018. The percentage of our revenue derived from significant payers is expected to fluctuate from period to period as our revenue fluctuates, as additional payers provide reimbursement for our tests or if one or more payers were to stop reimbursing for our tests or change their reimbursed amounts. Effective January 2012, Palmetto GBA, the regional Medicare Administrative Contractor, or MAC, that handled claims processing for Medicare services over our jurisdiction at that time, issued coverage and payment determinations for our Afirma Classifiers now covered by Noridian Healthcare Solutions, the current MAC for our jurisdiction, through the Molecular Diagnostics Services Program, or MolDX program, administered by Palmetto GBA, under a Local Coverage Determination, or LCD.

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

We submitted the dossier of clinical evidence needed to obtain Medicare coverage for the Envisia Genomic Classifier through the MolDX technical assessment process in 2018, and received final Medicare coverage for the classifier in March 2019, with an effective date of April 1, 2019.

On a five-year rotational basis, Medicare requests bids for its regional MAC services. Any future changes in the MAC processing or coding for Medicare claims for the Afirma, Percepta or Envisia classifiers could result in a change in the coverage or reimbursement rates for such products, or the loss of coverage, and could also result in increased difficulties in obtaining and maintaining coverage for future products.

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

We do not have a contracted rate of reimbursement with many payers for the Afirma, Percepta or Envisia tests. Without a contracted rate for reimbursement, our claims are often denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. In cases where there is no contracted rate for reimbursement, there is typically a greater patient co-insurance or co-payment requirement which may result in further delay or decreased likelihood of collection. Payers may attempt to recoup prior payments after review, sometimes after significant time has passed, which would impact future revenue.

We expect to continue to focus substantial resources on increasing adoption, coverage and reimbursement for the Afirma, Percepta, and Envisia classifiers as well as any other future tests we may develop. We believe it will take several years to achieve coverage and contracted reimbursement with a majority of third-party payers. However, we cannot predict whether, under what circumstances, or at what payment levels payers will reimburse for our tests. Also, payer consolidation is underway and creates uncertainty as to whether coverage and contracts with existing payers will remain in effect. Finally, if there is a decrease in the Medicare payment rate for our tests, the payment rates for some of our commercial payers may also decrease if they tie their allowable rates to the Medicare rate. Reductions in private payer amounts could decrease the Medicare payment rates for our tests under PAMA. Our failure to establish broad adoption of and reimbursement for our tests, or our inability to maintain existing reimbursement from payers, will negatively impact our ability to generate revenue and achieve profitability, as well as our future prospects and our business.

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

We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations mandate specific personal qualifications, facilities administration, quality systems, inspections, and proficiency testing. CLIA certification is also required for us to be eligible to bill state and federal healthcare programs, as well as many private third-party payers. To renew these certifications, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratories. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 in the section titled “Business-Regulation-Clinical Laboratory Improvement Act of 1988, or CLIA,” following a routine July 2018 survey of our Austin laboratory location, in September 2018, CMS determined that because we only collected and processed patient specimens and TCP, rather than us, performed the patient testing from the Austin laboratory, we did not require a CLIA certificate for the laboratory. As a result, CMS inactivated our Austin laboratory’s CLIA number effective July 2018. While CMS recently reinstated our CLIA number effective as of February 2019, we reversed $0.6 million in previously recognized revenue associated with claims for cytopathology diagnostic services furnished after the date of the July 2018 survey and prior to the reinstatement date. If we in the future fail to maintain CLIA certificates in our South San Francisco or Austin, Texas laboratory locations we would be unable to bill for services provided by state and federal healthcare programs, as well as many private third-party payers, which may have an adverse effect on our business, financial condition and results of operations.

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

We rely on sole suppliers for critical supply of reagents, equipment, chips and other materials that we use to perform our tests. We also purchase components used in our collection kits from sole-source suppliers. Some of these items are unique to these suppliers and vendors. In addition, we utilize a sole source to assemble and distribute our sample collection kits. While we have developed alternate sourcing strategies for these materials and vendors, we cannot be certain whether these strategies will be effective or the alternative sources will be available when we need them. If these suppliers can no longer provide us with the materials we need to perform the tests and for our collection kits, if the materials do not meet our quality specifications or are otherwise unusable, if we cannot obtain acceptable substitute materials, or if we elect to change suppliers, an interruption in test processing could occur, we may not be able to deliver patient reports and we may incur higher one-time switching costs. Any such interruption may significantly affect our future revenue, cause us to incur higher costs, and harm our customer relationships and reputation. In addition, in order to mitigate these risks, we maintain inventories of these supplies at higher levels than would be the case if multiple sources of supplies were available. If our test volume decreases or we switch suppliers, we may hold excess supplies with expiration dates that occur before use which would adversely affect our losses and cash flow position. As we introduce any new test, we may experience supply issues as we ramp test volume.

We depend on a specialized cytopathology practice to perform the cytopathology component of our Afirma test, and our ability to perform our diagnostic solution would be harmed if we were required to secure a replacement.

We rely on Thyroid Cytopathology Partners, or TCP, to provide cytopathology professional diagnoses on thyroid fine needle aspiration, or FNA, samples pursuant to a pathology services agreement. Pursuant to this agreement, as amended, TCP has the exclusive right to provide our cytopathology diagnoses on FNA samples at a fixed price per test. Until February 2019, TCP also previously subleased a portion of our facility in Austin, Texas. Our agreement with TCP is effective through October 31, 2022, and thereafter automatically renews every year unless either party provides notice of intent not to renew at least 12 months prior to the end of the then-current term.

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

PAMA includes a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS and the Physician Fee Schedule would report on triennial bases (or annually for advanced diagnostic laboratory tests, or ADLTs), private payer rates and volumes for their tests with specific CPT codes based on final payments made during a set data collection period (the first of which was January 1 through June 30, 2016). We believe that PAMA and its implementing regulations are generally favorable to us. We reported to CMS the data required under PAMA before the March 31, 2017 deadline. The new payment rate for the Afirma genomic classifier based on the volume-weighted median of private payer rates took effect January 1, 2018, increasing from $3,220 to $3,600 through December 31, 2020. The next data reporting period will be in 2020 for final payments made between January 1 and June 30, 2019. The volume weighted median of these private payer rates will set the Medicare payment rate for the Afirma classifier from January 1, 2021 through December 31, 2023. There can be no assurance that the payment rate for Afirma will not decrease in the future or that the payment rates for Percepta or Envisia will not be adversely affected by the PAMA law and regulations.

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

With the Percepta and Envisia tests, we believe our primary competition will similarly come from traditional methods used by physicians to diagnose the related diseases. For the Percepta test, we expect competition from companies focused on lung cancer such as Oncocyte Corporation and Oncimmune Holdings PLC. We also anticipate facing potential competition from companies offering or developing approaches for assessing malignancy risk in patients with lung nodules using alternative samples, such as blood, urine or sputum, including Biodesix, Inc. and Guardant Health, Inc. However, such “liquid biopsies” are often used earlier in the diagnostic paradigm — for instance, to screen for cancer — or to gauge risk of recurrence or response to treatment.

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

Several factors make the billing process complex, including:

•	differences between the list price for our tests and the reimbursement rates of payers;

•	compliance with complex federal and state regulations related to billing government payers, such as Medicare and Medicaid, including requirements to have an active CLIA certificate;

•	risk of government audits related to billing Medicare and other government payers;

•	disputes among payers as to which party is responsible for payment;

•	differences in coverage and in information and billing requirements among payers, including the need for prior authorization and/or advanced notification;

•	the effect of patient co-payments or co-insurance;

•	changes to billing codes used for our tests;

•	incorrect or missing billing information; and

•	the resources required to manage the billing and claims appeals process.

We use standard industry billing codes, known as CPT codes, to bill for cytopathology. In addition, we use the CPT code 81545 to bill for our Afirma classifier. CPT codes do not exist for our other proprietary molecular diagnostic tests. Therefore, until such time that we are assigned and are able to use a designated CPT code specific to Percepta and Envisia, we use “unlisted” codes for claim submissions, which can lead to delays in payers adjudicating our claims or denying payment altogether. Moreover, these codes can change over time. When codes change, there is a risk of an error being made in the claim adjudication process. These errors can occur with claims submission, third-party transmission or in the processing of the claim by the payer. Claim adjudication errors may result in a delay in payment processing or a reduction in the amount of the payment received. Coding changes, therefore, may have an adverse effect on our revenues. Even when we receive a designated CPT code specific to our tests, such as the 81545 code for the Afirma GEC that became effective January 1, 2016, there can be no assurance that payers will recognize these codes in a timely manner or that the process of transitioning to such a code and updating their billing systems and ours will not result in errors, delays in payments and a related increase in accounts receivable balances.

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

Our Loan and Security Agreement provides our lenders with a first-priority lien against substantially all of our assets, excluding our intellectual property, and contains financial covenants and other restrictions on our actions, which could limit our operational flexibility and otherwise adversely affect our financial condition.

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

Our failure to comply with the financial covenants, or the occurrence of other events specified in our Loan and Security Agreement, could result in an event of default under the Loan and Security Agreement, which would give our lenders the right to terminate their commitments to provide additional loans under the Loan and Security Agreement and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, we have granted our lenders a first-priority lien against all of our assets, excluding our intellectual property, as collateral. Failure to comply with the covenants or other restrictions in the Loan and Security Agreement could result in a default. If the debt under our Loan and Security Agreement was to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay it, which would have an immediate adverse effect on our business and operating results. This could potentially cause us to cease operations and result in a complete loss of your investment in our common stock.

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

•	Medicare billing and payment regulations applicable to clinical laboratories, including requirements to have an active CLIA certificate;

•
the Federal Anti-kickback Statute (and state equivalents), which prohibits knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a federal healthcare program;

•
the Eliminating Kickbacks in Recovery Act of 2018, or EKRA, which prohibits the solicitation, receipt, payment or offering of any remuneration in return for referring a patient or patronage to a recovery home, clinical treatment facility, or laboratory for services covered by both government and private payers;

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

•
the Protecting Access to Medicare Act of 2014, which requires us to report private payer rates and test volumes for specific CPT codes on a triennial basis and imposes penalties for failures to report, omissions, or misrepresentations;

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

•	enforcing our intellectual property rights.

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

•	failure by us to obtain regulatory approvals where required for the use of our solutions in various countries;

•	complexities associated with managing multiple payer reimbursement regimes, government payers or patient self-pay systems;

•	logistics and regulations associated with shipping tissue samples, including infrastructure conditions and transportation delays;

•	challenges associated with establishing laboratory partners, including proper sample collection techniques, management of supplies, sample logistics, billing and promotional activities;

•	limits on our ability to penetrate international markets if we are not able to process tests locally;

•	financial risks, such as longer payment cycles, difficulty in collecting from payers, the effect of local and regional financial crises, and exposure to foreign currency exchange rate fluctuations;

•	natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and

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

We apply for and in-license patents covering our products and technologies and uses thereof, as we deem appropriate, however we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. We have 25 issued patents that expire between 2029 and 2032 related to methods used in the Afirma diagnostic platform, in addition to 17 pending U.S. utility patent applications, one U.S. provisional patent application, and one PCT application. Some of these U.S. utility patent applications have pending foreign counterparts. We also exclusively licensed intellectual property, including rights to five issued patents that will expire between 2030 and 2035, and three pending U.S. utility patent applications in the thyroid space that would expire between 2030 and 2033 once issued, related to methods that are used in the Afirma diagnostic test, some of which have foreign counterparts. In the lung diagnostic space, we have exclusively licensed intellectual property rights to 12 pending patent applications and eight issued patents. Patents issuing from the licensed portfolio will expire between 2024 and 2028. In addition, we own a pending PCT patent application, a pending U.S. utility patent application, a U.S. provisional patent application, and pending foreign counterpart patent applications in Australia, Canada, China, Europe, Japan, and South Korea related to our Percepta test. We also own one U.S. patent application and one counterpart European patent application related to another lung disease, and three pending U.S. patent applications, one granted patent abroad and ten patent applications abroad related to Envisia. Any patents granted from our current lung cancer patent applications will expire no earlier than 2035 and those from the interstitial lung disease patent applications will expire no earlier than 2034. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. We may not be successful in defending any challenges made against our patents or patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents and increased competition to our business. The outcome of patent litigation can be uncertain and any attempt by us to enforce our patent rights against others may not be successful, or, if successful, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business.

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

We have incurred net losses since our inception and may never achieve profitability. As of December 31, 2018, we had net operating loss, or NOL, carryforwards of approximately $210.7 million, $56.1 million and $36.6 million available to reduce future taxable income, if any, for federal, California and other state income tax purposes, respectively. The U.S. federal NOL carryforwards will begin to expire in 2026 while for state purposes, the NOL carryforwards begin to expire in 2028. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Acts, or Tax Act, which was enacted in December 2017, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited.  It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and related notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Critical accounting policies and estimates used in preparing our financial statements include those related to revenue recognition, finite-lived intangible assets, goodwill, and stock-based compensation expense. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our common stock.

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

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1†	Agreement dated as of October 16, 2017, between Thyroid Cytopathology Partners, P.A. and the Registrant, as amended
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
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

Date: April 30, 2019

VERACYTE, INC.

By:	/s/ KEITH KENNEDY
Keith Kennedy Chief Financial Officer (Principal Financial and Accounting Officer)