Form 10-Q
period 2019-06-30
VERACYTE, INC.
filed 2019-07-30
CIK 1384101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________

FORM 10-Q
  ________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

(650) 243-6300
(Registrant’s telephone number, including area code)
  ________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value, $0.001 per share	VCYT	The Nasdaq Stock Market LLC

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

As of July 26, 2019, there were 48,445,700 shares of common stock, par value $0.001 per share, outstanding.

VERACYTE, INC.

i

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

VERACYTE, INC.
Condensed Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$192,647	$77,995
Accounts receivable	19,626	13,168
Supplies	5,104	3,402
Prepaid expenses and other current assets	2,573	2,387
Total current assets	219,950	96,952
Property and equipment, net	8,150	8,940
Right-of-use assets - finance lease, net	677	—
Right-of-use assets - operating lease	9,412	—
Finite-lived intangible assets, net	11,467	12,000
Goodwill	1,057	1,057
Restricted cash	603	603
Other assets	1,061	1,086
Total assets	$252,377	$120,638
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,061	$2,516
Accrued liabilities	9,820	9,186
Current portion of long-term debt	—	1,357
Current portion of finance lease liability	156	—
Current portion of operating lease liability	1,284	—
Total current liabilities	15,321	13,059
Long-term debt	585	23,925
Deferred rent, net of current portion	—	3,899
Operating lease liability, net of current portion	12,231	—
Total liabilities	28,137	40,883
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 48,255,225 and 40,863,202 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	48	41
Additional paid-in capital	462,689	313,800
Accumulated deficit	(238,497)	(234,086)
Total stockholders’ equity	224,240	79,755
Total liabilities and stockholders’ equity	$252,377	$120,638

The accompanying notes are an integral part of these financial statements.

VERACYTE, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$30,136	$22,751	$59,665	$42,792
Operating expenses:
Cost of revenue	8,777	8,246	17,290	16,113
Research and development	3,330	4,601	6,765	8,276
Selling and marketing	13,943	9,623	26,420	21,166
General and administrative	6,920	5,932	13,824	11,576
Intangible asset amortization	266	266	533	533
Total operating expenses	33,236	28,668	64,832	57,664
Loss from operations	(3,100)	(5,917)	(5,167)	(14,872)
Interest expense	(235)	(481)	(538)	(929)
Other income, net	841	150	1,294	376
Net loss and comprehensive loss	$(2,494)	$(6,248)	$(4,411)	$(15,425)
Net loss per common share, basic and diluted	$(0.05)	$(0.18)	$(0.10)	$(0.45)
Shares used to compute net loss per common share, basic and diluted	45,586,081	34,314,234	43,389,540	34,320,793

The accompanying notes are an integral part of these financial statements.

VERACYTE, INC.
Condensed Statements of Stockholders' Equity
(Unaudited)
(In thousands)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at March 31, 2019	41,509	$42	$319,733	$(236,003)	$83,772
Sale of common stock in a public offering, net of issuance costs of $9,208	6,325	6	137,842	—	137,848
Issuance of common stock on exercise of stock options and vesting of restricted stock units	421	—	2,668	—	2,668
Tax portion of vested restricted stock units	—	—	(120)	—	(120)
Stock-based compensation expense (employee)	—	—	2,334	—	2,334
Stock-based compensation expense (non-employee)	—	—	55	—	55
Stock-based compensation expense (ESPP)	—	—	177	—	177
Net loss and comprehensive loss	—	—	—	(2,494)	(2,494)
Balance at June 30, 2019	48,255	$48	$462,689	$(238,497)	$224,240

Balance at December 31, 2018	40,863	$41	$313,800	$(234,086)	$79,755
Sale of common stock in a public offering, net of issuance costs of $9,208	6,325	6	137,842	—	137,848
Issuance of common stock on exercise of stock options and vesting of restricted stock units	987	1	6,907	—	6,908
Issuance of common stock under employee stock purchase plan (ESPP)	80	—	491	—	491
Tax portion of vested restricted stock units	—	—	(676)		(676)
Stock-based compensation expense (employee)	—	—	3,932	—	3,932
Stock-based compensation expense (non-employee)	—	—	75	—	75
Stock-based compensation expense (ESPP)	—	—	318	—	318
Net loss and comprehensive loss	—	—	—	(4,411)	(4,411)
Balance at June 30, 2019	48,255	$48	$462,689	$(238,497)	$224,240

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at March 31, 2018	34,327	$34	$250,238	$(220,264)	$30,008
Issuance of common stock on exercise of stock options and vesting of restricted stock units	115	—	315	—	315
Issuance of common stock under employee stock purchase plan (ESPP)	—	—	—		—
Tax portion of vested restricted stock units	—	—	—	—	—
Stock-based compensation expense (employee)	—	—	1,646	—	1,646
Stock-based compensation expense (non-employee)	—	—	(5)	—	(5)
Stock-based compensation expense (ESPP)	—	—	90	—	90
Legal settlement from short-swing profits, net of tax	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	(6,248)	(6,248)
Balance at June 30, 2018	34,442	$34	$252,284	$(226,512)	$25,806

Balance at December 31, 2017	34,210	34	248,278	(211,087)	37,225
Issuance of common stock on exercise of stock options and vesting of restricted stock units	159	—	423	—	423
Issuance of common stock under employee stock purchase plan (ESPP)	73	—	397	—	397
Tax portion of vested restricted stock units	—	—	(30)	—	(30)
Stock-based compensation expense (employee)	—	—	2,729	—	2,729
Stock-based compensation expense (non-employee)	—	—	(4)	—	(4)
Stock-based compensation expense (ESPP)	—	—	181	—	181
Legal settlement from short-swing profits, net of tax	—	—	310	—	310
Net loss and comprehensive loss	—	—	—	(15,425)	(15,425)
Balance at June 30, 2018	34,442	$34	$252,284	$(226,512)	$25,806

  The accompanying notes are an integral part of these financial statements.

VERACYTE, INC.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(4,411)	$(15,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,869	1,969
Gain on disposal of property and equipment	(17)	—
Stock-based compensation	4,325	2,906
Other income	—	(93)
Amortization of debt issuance costs	83	16
Interest on end-of-term debt obligation	120	149
Changes in operating assets and liabilities:
Accounts receivable	(6,458)	(290)
Supplies	(1,702)	2,275
Prepaid expenses and other current assets	(192)	98
Right-of-use assets - operating lease and operating lease liability	(173)	—
Other assets	25	(272)
Accounts payable	1,746	(1,912)
Accrued liabilities and deferred rent	1,319	67
Net cash used in operating activities	(3,466)	(10,512)
Investing activities
Purchases of property and equipment	(1,424)	(761)
Proceeds from disposal of property and equipment	17	—
Net cash used in investing activities	(1,407)	(761)
Financing activities
Proceeds from the issuance of common stock in a public offering, net of costs	137,848	—
Payment of long-term debt	(24,900)	—
Proceeds from legal settlement regarding short-swing profits	—	403
Payment of finance lease liability	(152)	(144)
Proceeds from the exercise of common stock options and employee stock purchases	6,729	881
Net cash provided by financing activities	119,525	1,140
Net increase (decrease) in cash, cash equivalents and restricted cash	114,652	(10,133)
Cash, cash equivalents and restricted cash at beginning of period	78,598	34,494
Cash, cash equivalents and restricted cash at end of period	$193,250	$24,361
Supplementary cash flow information of non-cash investing and financing activities:
Operating lease liability arising from obtaining right-of-use assets - operating lease	$14,118	$—
Purchases of property and equipment included in accounts payable	$72	$63
Interest paid on debt	$319	$741

Cash, Cash Equivalents and Restricted Cash:

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$192,647	$77,995
Restricted cash	603	603
Total cash, cash equivalents and restricted cash	$193,250	$78,598

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

The Company currently offers the following products in three clinical indications:

Afirma Genomic Sequencing Classifier ("Afirma GSC") and Xpression Atlas - The Company’s Afirma offering, consisting of the Afirma GSC and the Afirma Xpression Atlas, provides a comprehensive solution in thyroid nodule diagnosis and is intended to provide physicians with clinically actionable results from a single fine needle aspiration ("FNA") biopsy. The Afirma GSC is used to identify patients with benign thyroid nodules among those with indeterminate cytopathology results so that these patients can avoid unnecessary thyroid surgery. The Afirma Xpression Atlas provides genomic alteration content from the same sample to help physicians decide with greater confidence on surgery strategy and treatment options for their patients.

Percepta Genomic Sequencing Classifier ("Percepta GSC") - The Percepta GSC, which is the second generation of the original Percepta test, improves lung cancer diagnosis by enhancing the performance of diagnostic bronchoscopies and determines the risk of lung cancer to guide next steps in the evaluation of patients with lung nodules. The test may help patients avoid unnecessary invasive procedures by identifying those with a low risk of having cancer, while helping to guide next intervention steps for patients it identifies as high risk. The Percepta GSC uses novel "field of injury" science - through which genomic changes associated with lung cancer in current and former smokers can be identified with a simple brushing of a person's airway - without the need to sample the often hard-to-reach nodule directly.

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

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet as of June 30, 2019, the condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2019 and 2018, the condensed statements of stockholders' equity for the three and six months ended June 30, 2019 and 2018, and the condensed statements of cash flows for the six months ended June 30, 2019 and 2018 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed balance sheet at December 31, 2018 has been derived from audited financial statements. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results expected for the full year or any other period.

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

Issuance of Common Stock in a Public Offering

On May 7, 2019, the Company issued and sold 6,325,000 shares of common stock in a registered public offering, including 825,000 shares issued and sold upon the underwriters’ exercise in full of their option to purchase additional shares, at a price to the public of $23.25 per share. The Company's net proceeds from the offering were approximately $137.8 million, after deducting underwriting discounts and commissions and offering expenses of $9.2 million.

On July 30, 2018, the Company issued and sold 5,750,000 shares of common stock in a registered public offering, including shares issued and sold upon the underwriters' exercise in full of their option to purchase an additional 750,000 shares, at a price to the public of $10.25 per share. The Company's net proceeds from the offering were approximately $55.0 million, after deducting underwriting commissions and offering expenses of $3.9 million.

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

Through June 30, 2019, most of the Company’s revenue has been derived from the sale of Afirma. To date, Afirma has been delivered primarily to physicians in the United States. The Company’s third-party payers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Medicare	26%	28%	24%	28%
UnitedHealthcare	11%	12%	11%	12%
	37%	40%	35%	40%

On December 28, 2018, the Company entered into a diagnostics development agreement with Johnson & Johnson Services, Inc. ("JJSI") for which the Company recognized $3.2 million and $7.0 million of revenue for the provision of data and fulfillment of milestone obligations, which represents 10.6% and 11.7% of total revenue for the three and six months ended June 30, 2019, respectively.

The Company’s third-party payers in excess of 10% of accounts receivable and their related accounts receivable balance as a percentage of total accounts receivable were as follows at the following dates:

	June 30, 2019	December 31, 2018
Medicare	13%	20%
UnitedHealthcare	9%	11%

As at June 30, 2019, accounts receivable from JJSI was $2.0 million for the fulfillment of milestone obligations, which represents 10.2% of total accounts receivable.

Restricted Cash

The Company had deposits of $603,000 included in long-term assets as of June 30, 2019 and December 31, 2018, restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of the Company’s South San Francisco facility.

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

During the first half of 2019, the Company changed its revenue estimates due to actual and anticipated cash collections for tests delivered in prior quarters and recognized additional revenue of $0.1 million and $0.8 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2019, $0.6 million of these adjustments have been collected. These adjustments resulted in decreases in the Company's loss from operations of $0.1 million and $0.8 million and a decrease in basic and diluted net loss per share of $0.01 and $0.02 for the three and six months ended June 30, 2019, respectively.

During the first half of 2018, the Company changed its revenue estimates due to actual and anticipated cash collections for tests delivered in prior quarters and recognized additional revenue of $0.5 million and $1.2 million of revenue for the three and six months ended June 30, 2018, respectively. These adjustments resulted in decreases in basic and diluted net loss from operations of $0.5 million and $1.2 million and decreases in loss per share of approximately $0.02 and $0.04 for the three and six months ended June 30, 2018, respectively.

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

Services Agreement with Loxo Oncology

On April 9, 2018, the Company entered into an agreement with Loxo Oncology, Inc. ("Loxo") whereby the Company agreed to provide certain tissue samples and other services in exchange for agreed-upon fees. The agreement has a term of one year with an automatic renewal of one year and Loxo may terminate the agreement at any time with at least 90 days' notice. As of June 30, 2019, the agreement has not been terminated. The Company evaluated the accounting for this agreement under ASC 606 and concluded the performance obligations thereunder are the delivery of tissue samples and performance of services, both of which are distinct. For the three months ended March 31, 2019, the Company recognized revenue of $90,000 for the delivery of tissue samples. There were no deliveries of tissue samples for the three months ended June 30, 2019. The Company recognized revenue of $250,000 for the performance of services for each of the three months ended March 31, 2019 and June 30, 2019. The cost of revenue associated with revenue recognized under the agreement with Loxo is not significant. There was no deferred revenue related to this agreement at either June 30, 2019 or December 31, 2018.

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

During the three months ended March 31, 2019, the Company received $5.0 million from JJSI. The Company recognized revenue of $3.8 million and $1.2 million for the provision of data for the three months ended March 31, 2019 and June 30, 2019, respectively. In addition, the Company recognized revenue of $2.0 million for fulfillment of obligations relating to Percepta v.2 development milestones during the three months ended June 30, 2019 and the related accounts receivable was $2.0 million at June 30, 2019. The cost of revenue associated with revenue recognized under the agreement with JJSI is not significant. There was no deferred revenue related to this agreement at either June 30, 2019 or December 31, 2018.

Legal Settlement

In March 2018, the Company received $0.4 million as a settlement with an institutional investor that was a beneficial owner of the Company's common stock related to the disgorgement of short-swing profits pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended. The settlement of $0.4 million was recognized as additional paid-in capital.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842). This ASU is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The ASU is effective for interim and annual periods beginning after December 15, 2018. Additionally, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which offers an additional transition method whereby entities may apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings rather than application of the new leases standard at the beginning of the earliest period presented in the financial statements. The Company elected this transition method and adopted ASC 842 on January 1, 2019 and as a result, recorded operating lease right-of-use ("ROU") assets of $9.8 million, including offsetting deferred rent of $4.3 million, along with the associated operating lease liabilities of $14.1 million. On January 1, 2019, the Company had a finance lease ROU of $0.8 million and associated finance lease liabilities of $0.3 million for leases classified as finance leases prior to the adoption of ASC 842. The adoption of ASC 842 had an immaterial impact on the Company's condensed statement of operations and comprehensive loss, condensed statement of stockholders' equity and condensed statement of cash flows for the three-month period ended March 31, 2019 and the six-month period ended June 30, 2019. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard which allowed it to carry forward the historical lease classification. Additional information and disclosures required by this new standard are contained in Note 5, Commitments and Contingencies.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shares of common stock subject to outstanding options	5,721,801	6,209,143	5,696,450	6,100,753
Employee stock purchase plan	29,471	42,531	27,582	34,137
Restricted stock units	752,607	450,505	646,274	322,367
Total common stock equivalents	6,503,879	6,702,179	6,370,306	6,457,257

3. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands of dollars):

	June 30, 2019	December 31, 2018
Accrued compensation expenses	$7,056	$6,412
Accrued other	2,764	2,774
Total accrued liabilities	$9,820	$9,186

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

The fair value of the Company’s financial assets includes money market funds and a deposit for the lease of the Company's South San Francisco facility. Money market funds, included in cash and cash equivalents in the accompanying condensed balance sheets, were $192.0 million and $76.6 million as of June 30, 2019 and December 31, 2018, respectively, and are Level I assets as described above. The deposit for the lease, included in restricted cash in the accompanying condensed balance sheets, was $603,000 as of June 30, 2019 and December 31, 2018, and is a Level I asset as described above.

5. Commitments and Contingencies

Operating Leases

The Company leases its headquarters and laboratory facilities in South San Francisco, California under a non-cancelable lease agreement for approximately 59,000 square feet. The lease began in June 2015 and ends in March 2026 and contains extension of lease term and expansion options. The Company had deposits of $603,000 included in long-term assets as of June 30, 2019 and December 31, 2018, restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of the South San Francisco facility.

The Company also leases laboratory and office space in Austin, Texas under a lease that expires in January 2029 and includes options for expansion and early termination in 2025. The Company provided a cash security deposit for this lease of $139,000, included in other assets in the Company’s condensed balance sheets as of June 30, 2019 and December 31, 2018.

The Company determined its operating lease liabilities for the two operating leases mentioned above using a discount rate of 7.53% based on the rate that the Company would have to pay to borrow on a collateralized basis for a similar lease an amount equal to the lease payments in a similar economic environment. Operating lease liabilities along with the associated right-of-use assets as of June 30, 2019 are disclosed in the accompanying condensed balance sheets. After the adoption of ASC 842, the Company classified its deferred rent for tenant improvements with its operating lease right-of-use assets on the condensed balance sheets.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2019 are as follows (in thousands of dollars):

Year Ending December 31,
Remainder of 2019	$1,101
2020	2,332
2021	2,401
2022	2,472
2023	2,543
Thereafter	6,841
Total minimum lease payments	$17,690

The Company recognizes operating lease expense on a straight-line basis over the non-cancelable lease period. Operating lease expense was $476,000 for the three months ended June 30, 2019 and 2018, and $953,000 for the six months ended June 30, 2019 and 2018.

Finance Lease

The Company entered into a finance lease in December 2016 for $1.2 million of laboratory equipment which ends in December 2019. The Company paid an upfront amount of $330,000 and the present value of the total future minimum lease payments at the inception of the lease was $874,000. As of June 30, 2019, the remaining future minimum lease payments of $159,000 are due in the last half of 2019. The interest expense and related amortization of laboratory equipment are recorded in the statements of operations for nominal amounts. After the adoption of ASC 842, this finance lease remained a finance lease and the Company did not change the discount rate to determine the lease liability nor the amortization life of the related right-of-use assets.

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

6. Debt

Loan and Security Agreement

On November 3, 2017, the Company entered into a loan and security agreement (the "Loan and Security Agreement"), with Silicon Valley Bank. The Loan and Security Agreement allows the Company to borrow up to $35.0 million, with a $25.0 million advance term loan (the "Term Loan Advance"), and a revolving line of credit of up to $10.0 million (the "Revolving Line of Credit"). The Term Loan Advance was advanced upon the closing of the Loan and Security Agreement and was used to pay the outstanding balance of the Company’s existing long-term debt, which was canceled at that date. The Company had not drawn on the Revolving Line of Credit as of June 30, 2019. Borrowings under the Loan and Security Agreement mature on October 1, 2022. Amounts may be borrowed and repaid under the Revolving Line of Credit up until the earliest of full repayment or maturity of the Loan and Security Agreement, termination of the Loan and Security Agreement, or October 1, 2022.

The Term Loan Advance bears interest at a variable rate equal to (i) the thirty-day U.S. London Interbank Offer Rate ("LIBOR") plus (ii) 4.20%, with a minimum rate of 5.43% per annum. Principal amounts outstanding under the Revolving Line of Credit bear interest at a variable rate equal to (i) LIBOR plus (ii) 3.50%, with a minimum rate of 4.70% per annum. The average Term Loan Advance rate for the six months ended June 30, 2019 was 7.23%.

The Company may prepay the outstanding principal amount under the Term Loan Advance plus accrued and unpaid interest and, if the Term Loan Advance is repaid in full, a prepayment premium. The prepayment premium will be (i) $750,000 if prepayment is made prior to November 3, 2018, (ii) $500,000 if the prepayment is made after November 3, 2018 but on or before November 3, 2019, or (iii) $250,000 if the prepayment is made after November 3, 2019. In January 2019 and May 2019, the Company prepaid $12.5 million and $12.4 million, respectively, of the principal amount of the Term Loan Advance. These prepayments did not trigger any prepayment premium because they were partial, not full, repayments of the principal amount.

In addition, a final payment on the Term Loan Advance in the amount of $1.2 million is due upon the earlier of the maturity date of the Term Loan Advance or its payment in full. The Loan and Security Agreement contains customary representations, warranties, and events of default such as a material adverse change in the Company's business, operations or financial condition, as well as affirmative and negative covenants. The negative covenants include, among other provisions, covenants that limit or restrict the Company's ability to incur liens, make investments, incur indebtedness, merge with or acquire other entities, dispose of assets, make dividends or other distributions to holders of its equity interests, engage in any new line of business, or enter into certain transactions with affiliates, in each case subject to certain exceptions. The Company’s obligations under the Loan and Security Agreement are secured by substantially all of its assets (excluding intellectual property), subject to certain customary exceptions. The Loan and Security Agreement also requires the Company to achieve certain revenue levels tested quarterly on a trailing twelve-month basis. However, failure to maintain the revenue levels will not be considered a default if the sum of the Company’s unrestricted cash and cash equivalents maintained with Silicon Valley Bank and amount available under the Revolving Line of Credit is at least $40.0 million. As of June 30, 2019, the Company was in compliance with the loan covenants.

The net debt obligation for borrowings made under the Loan and Security Agreement was as follows (in thousands of dollars):

	June 30, 2019	December 31, 2018
Debt principal	$100	$25,000
End-of-term debt obligation	485	365
Unamortized debt issuance costs	—	(83)
Net debt obligation	$585	$25,282

Future principal and end-of-term debt obligation payments due under the Loan and Security Agreement are $1.3 million in 2022.

The end-of-term debt obligation accretes over the term of the Loan and Security Agreement until maturity and is included in interest expense in the Company's condensed statements of operations and comprehensive loss.

7. Stockholders’ Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows:

	June 30, 2019	December 31, 2018
Stock options and restricted stock units issued and outstanding	6,567,833	6,235,258
Stock options and restricted stock units available for grant under stock option plans	1,886,789	1,571,658
Common stock available for the Employee Stock Purchase Plan	229,218	309,419
Total	8,683,840	8,116,335

8. Thyroid Cytopathology Partners

The Company has an agreement with a specialized pathology practice, Thyroid Cytopathology Partners, ("TCP"), to provide testing services to the Company (the "TCP Agreement").  The TCP Agreement is effective through October 31, 2022, and thereafter automatically renews every year unless either party provides notice of intent not to renew at least 12 months prior to the end of the then-current term. Under the TCP Agreement, the Company pays TCP based on a fixed price per test schedule which is reviewed periodically for changes in market pricing, and the TCP Agreement included a clause allowing TCP to sublease a portion of the Company's facility in Austin, Texas.  The Company does not have an ownership interest in or provide any form of financial or other support to TCP.  The Company previously concluded that TCP represents a variable interest entity as a result of the facility arrangement clause, but that the Company is not the primary beneficiary as it does not have the ability to direct the activities that most significantly impact TCP's economic performance, and therefore does not consolidate TCP.  On February 14, 2019, the TCP Agreement was amended to remove the facility clause.  Accordingly, the Company believes TCP was no longer a variable interest entity as of that date.

TCP's portion of rent and related operating expenses reimbursed to the Company for the shared space at the Austin, Texas facility was $32,000 for the three months ended June 30, 2018 and $11,000 and $64,000 for the six months ended June 30, 2019 and 2018, respectively, and is included in other income, net in the Company’s condensed statements of operations and comprehensive loss.

9. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and six months ended June 30, 2019 and 2018. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

As of June 30, 2019, the Company had unrecognized tax benefits of $2.8 million, none of which would currently affect the Company’s effective tax rate if recognized due to the Company’s net deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at June 30, 2019 will significantly increase or decrease within the next 12 months. There was no interest expense or penalties related to unrecognized tax benefits recorded through June 30, 2019.

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

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "expects," "anticipates," "intends," "estimates," "plans," "believes," "continuing," "ongoing," and similar expressions are intended to identify forward-looking statements. These are statements that relate to future events and include, but are not limited to, the factors that may impact our financial results; our expectations regarding revenue; our expectations with respect to our future research and development, general and administrative and selling and marketing expenses and our anticipated uses of our funds; our beliefs with respect to the optimization of our processes for the analysis of ribonucleic acid, or RNA, samples; our collaboration with Johnson & Johnson Services, Inc.; our belief in the importance of maintaining libraries of clinical evidence; our expectations regarding capital expenditures; our anticipated cash needs and our estimates regarding our capital requirements; the timing and success of our transition to a single platform for all of our classifiers and tests; our ability to maintain Medicare coverage for each of our tests; our estimates of the number of people covered under the TRICARE program, our belief that published clinical validation and utility study finding for the Envisia classifier can improve diagnosis and decrease the need for surgery, study results demonstrating that the Afirma GSC test has an enhanced ability to distinguish benign from cancerous Hürthle cells, our belief that variant and fusion information from the Afirma Xpression Atlas data may help guide physicians in preoperative evaluation, surgical planning and targeted therapy selections; our need for additional financing; potential future sources of cash; our business strategy and our ability to execute our strategy; our ability to achieve and maintain reimbursement from third-party payers at acceptable levels and our expectations regarding the timing of reimbursement; the estimated size of the global markets for our tests; the estimated number of patients who receive uncertain diagnoses who are candidates for our test; the attributes and potential benefits of our tests and any future tests we may develop to patients, physicians and payers; the factors we believe drive demand for and reimbursement of our tests; our ability to sustain or increase demand for our tests; our intent to expand into other clinical areas; our ability to develop new tests, and the timeframes for development or commercialization; our ability to get our data and clinical studies accepted in peer-reviewed publications; our dependence on and the terms of our agreement with TCP, and on other strategic relationships, and the success of those relationships; our beliefs regarding our laboratory capacity; the potential for future clinical studies to contradict or undermine previously published clinical study results; the applicability of clinical results to actual outcomes; our expectations regarding our international expansion; the occurrence, timing, outcome or success of clinical trials or studies; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive position; our compliance with federal, state and international regulations; the potential impact of regulation of our tests by the Food and Drug Administration, or FDA, or other regulatory bodies; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business; the impact of seasonal fluctuations and economic conditions on our business; our belief that we have taken reasonable steps to protect our intellectual property; our belief that our intellectual property will develop and maintain our competitive position; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; and anticipated trends and challenges in our business and the markets in which we operate. We caution you that the foregoing list does not contain all of the forward-looking statements made in this report.

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

We have commercialized seven leading, first-to-market tests that are transforming care in large, untapped clinical areas - thyroid cancer, lung cancer and IPF. We develop tests that answer specific clinical questions, providing patients and physicians with a clear path forward without the need for risky or costly procedures that are often unnecessary. Our RNA whole-transcriptome sequencing platform enables us to maximize the amount of genomic content that we extract from each nonsurgical patient sample. We utilize our machine learning expertise to develop genomic classifiers that provide actionable information at the time of diagnosis. At the same time, our approach enables us to provide information that can guide treatment decisions such as surgery strategy and therapy selection.

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

To date, we have commercialized seven genomic tests that are changing disease diagnosis:

In endocrinology:

•	the Afirma Genomic Sequencing Classifier, or Afirma GSC, for thyroid cancer;

•	the Afirma Gene Expression Classifier, or GEC, which was the Afirma GSC’s predecessor;

•	the Malignancy Classifiers which test for the BRAF v600E mutation and medullary thyroid cancer; and

•	the Afirma Xpression Atlas, which provides genomic alteration information to inform surgery and treatment decisions.

In pulmonology:

•	the Percepta Genomic Sequencing Classifier, or Percepta GSC, for lung cancer; and

•	the Percepta Bronchial Genomic Classifier, which was the Percepta GSC’s predecessor.

In interstitial lung disease:

•	the Envisia Genomic Classifier for IPF.

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

We believe our focus on developing clinically useful tests that change patient care is enabling us to set new standards in genomic test reimbursement. Our Afirma genomic classifier is now covered by every major health plan in the United States, which collectively insure more than 275 million people for use in thyroid cancer diagnosis. Veracyte is now contracted as an in-network service provider to health plans representing over 220 million people in the United States. Our Percepta classifier is the first genomic test to gain Medicare coverage for improved lung cancer screening and diagnosis, making it a covered benefit for more than 60 million people. Our Envisia Genomic Classifier is the first commercial test to improve the diagnosis of IPF among patients with a suspected interstitial lung disease and gained Medicare coverage effective April 1, 2019, making it a covered benefit for more than 60 million people.

Second Quarter 2019 Financial Results

For the second quarter of 2019 as compared to the second quarter of 2018:

•	Revenue was $30.1 million, an increase of 32%; excluding $3.5 million of biopharmaceutical services revenue, revenue was $26.7 million, an increase of 20%.

•	Gross Margin was 71%, an increase of seven percentage points; excluding biopharmaceutical services revenue, gross margin was 67%, an increase of four percentage points.

•	Operating Expenses, Excluding Cost of Revenue were $24.5 million, an increase of 20%.

•	Net Loss was $2.5 million, an improvement of 60%.

•	Net Loss Per Share was $0.05, an improvement of 72%.

•	Net Cash Used in Operating Activities was $2.5 million, an improvement of 21%.

•	Cash and Cash Equivalents was $192.6 million at June 30, 2019.

For the six-month period ended June 30, 2019, as compared with the prior year period of 2018:

•	Revenue was $59.7 million, an increase of 39%; excluding $7.6 million of biopharmaceutical services revenue, revenue was $52.1 million, an increase of 23%.

•	Gross Margin was 71%, an increase of nine percentage points; excluding biopharmaceutical services revenue, gross margin was 67%, an increase of five percentage points.

•	Operating Expenses, Excluding Cost of Revenue were $47.5 million, an increase of 14%.

•	Net Loss was $4.4 million, an improvement of 71%.

•	Net Loss Per Share was $0.10, an improvement of 78%.

•	Net Cash Used in Operating Activities was $3.5 million, an improvement of 67%.

Second Quarter 2019 and Recent Business Highlights

Commercial Growth and Reimbursement Expansion:

•
Launched the “next-generation” Percepta Genomic Sequencing Classifier (GSC) in June 2019, ahead of the company’s expectations, completing the transition of all of the company’s classifiers to its RNA whole-transcriptome sequencing platform.

•	Grew total genomic test volume in the second quarter of 2019 to 9,663, an increase of 26% over the second quarter of 2018.

–	Increased Percepta classifier test volume to 744 tests and revenue to more than $1.0 million, representing a 142% and 159% increase, respectively, compared with the second quarter of 2018.

–
Ramped Envisia® Genomic Classifier test volume as well as the number of institutions ordering the test by more than 100% sequentially from the first quarter of 2019 to 130 tests and 76 sites, respectively.

–	Grew Afirma® classifier test volume to 8,789 tests, an increase of 19% over the second quarter of 2018.

•	Achieved in-network status with four Blue Cross Blue Shield plans in New Jersey, North Carolina, South Carolina and Vermont, covering nearly 8.5 million medical members.

Strengthened Library of Clinical Evidence:

•
Unveiled clinical validation data for the Percepta GSC during ATS 2019, demonstrating the test’s ability to down-classify lung nodule patients to “low risk” for cancer so they may avoid unnecessary invasive procedures (NPV of 91%), while also up-classifying patients to “high risk” to help guide next steps (PPV of 65%).

•
Published clinical validation and utility study findings for the Envisia classifier in The Lancet Respiratory Medicine, showing that the test helps physicians distinguish idiopathic pulmonary fibrosis (IPF) from other interstitial lung diseases without the need for surgery, and that when paired with HRCT results and patient clinical history, the test provided physicians with a higher level of confidence in making an IPF diagnosis.

•
Positive data were presented at the 2019 ASCO Annual Meeting demonstrating the ability of the Afirma Xpression Atlas (XA) to identify gene mutations in medullary thyroid cancer that may guide targeted treatment decisions for patients concurrent with diagnosis by the Afirma GSC.

•
Independent clinical utility study for the Afirma GSC was published in Thyroid showing that use of the test enabled Ohio State University researchers to identify significantly more benign thyroid nodules and therefore meaningfully decrease surgeries compared to the original test.

•
Publication in Cancer Cytopathology detailed how new RNA sequencing-based genomic testing, the technology behind the Afirma GSC and Afirma XA, is helping to reduce unnecessary surgeries in thyroid cancer diagnosis and inform on surgery and treatment decision-making using the same minimally invasive patient sample.

Financing and Debt Facility

•
Issued and sold 6,325,000 shares of common stock in May 2019 in a registered public offering, including the underwriters’ exercise in full of their option to purchase an additional 825,000 shares, at a price to the public of $23.25 per share. Net proceeds from the offering were approximately $137.8 million.

•	Used $12.4 million of offering proceeds to reduce the company’s principal debt balance from $12.5 million at the end of first quarter of 2019 to $0.1 million at the end of the second quarter of 2019.

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

As of December 31, 2018, cumulative amounts billed at list price for tests processed which were not recognized as revenue upon delivery of a patient report because our accrual revenue recognition criteria were not met and for which we have not collected cash or written off as uncollectible, totaled approximately $159.3 million. Of this amount, we did not collect any amounts in the six months ended June 30, 2019 and we have no expectation of future collection because we began accruing for substantially all revenue upon delivery of a patient report in the third quarter of 2016.

Generally, cash we receive is collected within 12 months of the date the test is billed. We cannot provide any assurance as to when, if ever, or to what extent any of these amounts will be collected. Notwithstanding our efforts to obtain payment for these tests, payers may deny our claims, in whole or in part, and we may never receive payment for these tests.

We bill list price regardless of contract rate, but only recognize revenue from amounts that we estimate are collectible and meet our revenue recognition criteria. Revenue may not be equal to the list price or billed amount due to a number of factors that we consider when determining revenue accrual rates, including differences in reimbursement rates, the amounts of patient co-payments and co-insurance, the existence of secondary payers, claims denials and the amount we expect to ultimately collect. Finally, when we increase our list price, it will increase the cumulative amounts billed but may not positively impact accrued revenue. In addition, payer contracts generally include the right of offset and payers may offset payments prior to resolving disputes over tests performed.

Generally, we calculate the average reimbursement from our products from all payers, for tests that are on average a year old, since it can take a significant period of time to collect from some payers. Except in situations where we believe the rate we reasonably expect to collect to vary due to a coverage decision, contract, more recent reimbursement data or evidence to the contrary, we use an average of reimbursement for tests provided over four quarters as it reduces the effects of temporary volatility and seasonal effects. Thus, the average reimbursement per product represents the total cash collected to date against genomic classifier tests, including variants, performed during the relevant period divided by the number of these tests performed during that same period.

The average Afirma genomic classifier reimbursement rate will change over time due to a number of factors, including medical coverage decisions by payers, the effects of contracts signed with payers, changes in allowed amounts by payers, our ability to successfully win appeals for payment, and our ability to collect cash payments from third-party payers and individual patients. Historical average reimbursement is not necessarily indicative of future average reimbursement. For the three months ended June 30, 2019, we accrued, on average, between $2,800 and $2,900 for the Afirma genomic classifier tests, including variants, that met our revenue recognition standard, which was between 90% - 95% of the reported Afirma classifier test volume.

From the second quarter of 2018 to the second quarter of 2019, we accrued between $1.0 million and $2.6 million in revenue per quarter from providing cytopathology services associated with our Afirma solution.

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

We have also expanded our ability to provide important clinical answers - without the need for surgery - into pulmonology. Our Percepta Bronchial Genomic Classifier, introduced in April 2015, is the first genomic test to receive Medicare coverage for use in lung cancer diagnosis, where it improves the performance of diagnostic bronchoscopy. In June 2019, we began making our “next-generation” Percepta Genomic Sequencing Classifier available to physicians, providing them with expanded lung cancer risk information that can further guide next steps for patients with suspicious lung nodules, as compared to the Percepta Bronchial Genomic Classifier.

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

Financial Overview

Revenue

Through June 30, 2019, we had derived most of our revenue from the sale of Afirma, delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of cash collection from the third-party payer and individual patients. Third-party payers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Medicare	26%	28%	24%	28%
UnitedHealthcare	11%	12%	11%	12%
	37%	40%	35%	40%

On December 28, 2018, we entered into a diagnostics development agreement with Johnson & Johnson Services, Inc. ("JJSI") for which we recognized $3.2 million and $7.0 million of revenue for the provision of data and fulfillment of milestone obligations, which represents 10.6% and 11.7% of total revenue for the three and six months ended June 30, 2019, respectively.

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

Research and Development

Research and development expenses include expenses incurred to develop our technology, collect clinical samples and conduct clinical studies to develop and support our products and pipeline. These expenses consist of compensation expenses, direct research and development expenses such as prototype materials, laboratory supplies and costs associated with setting up and conducting clinical studies at domestic and international sites, professional fees, depreciation and amortization, other miscellaneous expenses and allocation of facility and information technology expenses. We expense all research and development costs in the periods in which they are incurred. We expect to incur significant research and development expenses as we continue to invest in research and development activities related to developing additional products and evaluating various platforms. We incurred research and development expenses on ongoing evidence development for our Afirma, Percepta and Envisia classifiers in 2018 and the first and second quarters of 2019, and expect to continue doing so in the remainder of 2019. We believe a majority of our research and development expenses in and after 2019 will be predominantly in support of our pipeline products.

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

General and Administrative

General and administrative expenses include compensation expenses for executive officers and administrative, billing and client service personnel, professional fees for legal and audit services, occupancy costs, depreciation and amortization, and other expenses such as information technology and miscellaneous expenses offset by allocation of facility and information technology expenses to other functions. For the six months ended June 30, 2019, approximately 66% of the average headcount classified as general and administrative encompass our billing and customer care teams. We expect general and administrative expenses to continue to increase as we build our general and administration infrastructure and to stabilize thereafter.

Intangible Asset Amortization

Intangible asset amortization began in April 2015 when we launched the Percepta test. The related finite-lived intangible asset with a cost of $16.0 million, and a net book value of $11.5 million at June 30, 2019, is being amortized over 15 years, using the straight-line method.

Interest Expense

Interest expense is attributable to our borrowings under debt agreements and capital leases as well as costs associated with the pre-payment of debt.

Other Income, Net

Other income, net consists primarily of sublease rental income and interest income from our cash held in interest bearing accounts.

Results of Operations

Comparison of the three and six months ended June 30, 2019 and 2018 (in thousands of dollars, except percentages and genomic classifiers reported):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change	%	2019	2018	Change	%
Revenue	$30,136	$22,751	$7,385	32%	$59,665	$42,792	$16,873	39%
Operating expense:
Cost of revenue	8,777	8,246	531	6%	17,290	16,113	1,177	7%
Research and development	3,330	4,601	(1,271)	(28)%	6,765	8,276	(1,511)	(18)%
Selling and marketing	13,943	9,623	4,320	45%	26,420	21,166	5,254	25%
General and administrative	6,920	5,932	988	17%	13,824	11,576	2,248	19%
Intangible asset amortization	266	266	—	—%	533	533	—	—%
Total operating expenses	33,236	28,668	4,568	16%	64,832	57,664	7,168	12%
Loss from operations	(3,100)	(5,917)	2,817	(48)%	(5,167)	(14,872)	9,705	(65)%
Interest expense	(235)	(481)	246	(51)%	(538)	(929)	391	(42)%
Other income, net	841	150	691	461%	1,294	376	918	244%
Net loss and comprehensive loss	$(2,494)	$(6,248)	$3,754	(60)%	$(4,411)	$(15,425)	$11,014	(71)%
Other Operating Data:
Genomic classifiers reported	9,663	7,686	1,977	26%	18,825	14,550	4,275	29%
Depreciation and amortization expense	924	989	(65)	(7)%	1,869	1,969	(100)	(5)%
Stock-based compensation expense	2,566	1,731	835	48%	4,325	2,906	1,419	49%

Revenue

Revenue increased $7.4 million, or 32%, for the three months ended June 30, 2019 compared to the same period in 2018 primarily due to a 26% volume increase in genomic classifiers and an increase in the accrual rate for our Afirma genomic classifiers. In the three months ended June 30, 2019, we also recognized $3.5 million of biopharmaceutical service revenue and $1.1 million of revenue for Percepta, the volume for which is included in the number of genomic classifiers reported, compared to $0.5 million and $0.4 million in the same period in 2018, respectively. We also make adjustments, as necessary, for tests accrued in prior quarters as collections are made if the amount we expect to ultimately collect changes. The adjustment for tests accrued in prior quarters increased revenue by $0.1 million and $0.5 million for the three months ended June 30, 2019 and 2018, respectively, a net decrease of $0.4 million between the periods.

Revenue increased $16.9 million, or 39%, for the six months ended June 30, 2019 compared to the same period in 2018 primarily due to a 29% volume increase in genomic classifiers and an increase in the accrual rate for our Afirma genomic classifiers. In the six months ended June 30, 2019, we also recognized $7.6 million of biopharmaceutical service revenue and $2.0 million of revenue for Percepta, the volume for which is included in the number of genomic classifiers reported, compared to $0.5 million and $0.6 million in the same period in 2018, respectively. We also make adjustments, as necessary, for tests accrued in prior quarters as collections are made if the amount we expect to collect changes. The adjustment for tests accrued in prior quarters increased revenue by $0.8 million and $1.2 million for the six months ended June 30, 2019 and 2018, respectively, a net decrease of $0.4 million between the periods.

Cost of revenue

Comparison of the three and six months ended June 30, 2019 and 2018 is as follows (in thousands of dollars, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change	%	2019	2018	Change	%
Cost of revenue:
Laboratory costs	$4,871	$4,817	$54	1%	$9,536	$8,984	$552	6%
Sample collection costs	1,201	1,070	131	12%	2,297	2,084	213	10%
Compensation expense	1,440	1,035	405	39%	2,900	2,184	716	33%
License fees and royalties	3	282	(279)	(99)%	5	740	(735)	(99)%
Depreciation and amortization	271	190	81	43%	521	390	131	34%
Other expenses	440	383	57	15%	909	755	154	20%
Allocations	551	469	82	17%	1,122	976	146	15%
Total	$8,777	$8,246	$531	6%	$17,290	$16,113	$1,177	7%

Cost of revenue increased $0.5 million, or 6%, for the three months ended June 30, 2019 compared to the same period in 2018. Reported genomic classifiers volume increased 26% and cytopathology volume was flat    for the three months ended June 30, 2019 compared to the same period in 2018. Laboratory costs were essentially flat for the three months ended June 30, 2019 as compared to the same period in 2018 despite the increase in reported genomic classifiers volume due to better pricing on supplies and improved efficiencies following the completion of the transition from the Afirma GEC to Afirma GSC in the third quarter of 2018. The increase in sample collection costs was primarily related to the increase in the overall volume of samples received, partially offset by shipping cost savings from improvements to our collection kits. The increase in compensation expense was primarily due to an average laboratory headcount increase of 14% and an increase in average salaries. The decrease in license fees and royalties was due to the completed transition to the Afirma GSC in the third quarter of 2018, for which we do not pay license fees as we did in connection with the Afirma GEC.

Cost of revenue increased $1.2 million, or 7%, for the six months ended June 30, 2019 compared to the same period in 2018. Reported genomic classifiers volume increased 29% and cytopathology volume was flat for the six months ended June 30, 2019 compared to the same period in 2018. The increase in laboratory costs was due primarily to the increase in reported genomic classifiers volume, partially offset by better pricing on supplies and improved efficiencies following the completion of the transition from the Afirma GEC to Afirma GSC in the third quarter of 2018. The increase in sample collection costs was primarily related to the increase in the overall volume of samples received, partially offset by shipping cost savings from improvements to our collection kits. The increase in compensation expense was primarily due to an average laboratory headcount increase of 12%. The decrease in license fees and royalties was due to the completed transition to the Afirma GSC in the third quarter of 2018, for which we do not pay license fees as we did in connection with the Afirma GEC. The increase in depreciation and amortization is from more equipment being placed into service. The increase in other expenses was due to higher maintenance and laboratory supply costs. The increase in allocations was due to higher allocated costs from increased headcount.

Research and development

Comparison of the three and six months ended June 30, 2019 and 2018 is as follows (in thousands of dollars, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change	%	2019	2018	Change	%
Research and development expense:
Compensation expense	$2,350	$2,013	$337	17%	$4,480	$4,317	$163	4%
Direct research and development expense	415	1,780	(1,365)	(77)%	991	2,391	(1,400)	(59)%
Professional fees	122	264	(142)	(54)%	323	471	(148)	(31)%
Depreciation and amortization	69	111	(42)	(38)%	137	217	(80)	(37)%
Other expenses	86	130	(44)	(34)%	244	244	—	—%
Allocations	288	303	(15)	(5)%	590	636	(46)	(7)%
Total	$3,330	$4,601	$(1,271)	(28)%	$6,765	$8,276	$(1,511)	(18)%

Research and development expense decreased $1.3 million, or 28%, for the three months ended June 30, 2019 compared to the same period in 2018. The increase in compensation expense was primarily due to higher stock-based compensation expense from the increase in our stock price and incentive compensation. The decrease in direct research and development primarily relates to one-time sequencing costs in the second quarter of 2018 associated with research and development projects. The decrease in professional fees was primarily due to lower consulting expenses.

Research and development expense decreased $1.5 million, or 18%, for the six months ended June 30, 2019 compared to the same period in 2018. The increase in compensation expense was primarily due to higher stock-based compensation expense from the increase in our stock price and incentive compensation, partially offset by severance costs incurred in the three months ended March 31, 2018 that were not incurred in the three months ended March 31, 2019. The decrease in professional fees was primarily due to lower consulting expenses.

Selling and marketing

Comparison of the three and six months ended June 30, 2019 and 2018 is as follows (in thousands of dollars, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change	%	2019	2018	Change	%
Selling and marketing expense:
Compensation expense	$8,410	$5,517	$2,893	52%	$16,123	$13,378	$2,745	21%
Direct marketing expense	1,776	1,512	264	17%	3,365	2,651	714	27%
Professional fees	728	314	414	132%	1,091	640	451	70%
Other expenses	2,277	1,707	570	33%	4,327	3,323	1,004	30%
Allocations	752	573	179	31%	1,514	1,174	340	29%
Total	$13,943	$9,623	$4,320	45%	$26,420	$21,166	$5,254	25%

Selling and marketing expense increased $4.3 million, or 45%, for the three months ended June 30, 2019 compared to the same period in 2018. The increase in compensation expense was primarily due to an average headcount increase of 44%, higher incentive compensation and higher stock-based compensation expense. The increase in direct marketing expense was due to higher general marketing expeditures. The increase in professional fees was due to higher consulting expenses. The increase in other expenses was primarily due to travel and entertainment expenses related to the increase in headcount, as was the increase in allocations.

Selling and marketing expense increased $5.3 million, or 25%, for the six months ended June 30, 2019 compared to the same period in 2018. The increase in compensation expense was primarily due to an average headcount increase of 43% and higher stock-based compensation expense, partially offset by higher incentive compensation expense in the prior year period. The increase in direct marketing expense was due to higher general marketing expenditures. The increase in professional fees was due to higher consulting expenses. The increase in other expenses was primarily due to travel and entertainment expenses related to the increase in headcount, as was the increase in allocations.

General and administrative

Comparison of the three and six months ended June 30, 2019 and 2018 is as follows (in thousands of dollars, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change	%	2019	2018	Change	%
General and administrative expense:
Compensation expense	$4,594	$3,879	$715	18%	$8,794	$7,659	$1,135	15%
Professional fees	1,928	1,564	364	23%	4,210	2,964	1,246	42%
Occupancy expenses	623	596	27	5%	1,246	1,215	31	3%
Depreciation and amortization	318	420	(102)	(24)%	678	826	(148)	(18)%
Other expenses	1,048	819	229	28%	2,122	1,697	425	25%
Allocations	(1,591)	(1,346)	(245)	18%	(3,226)	(2,785)	(441)	16%
Total	$6,920	$5,932	$988	17%	$13,824	$11,576	$2,248	19%

General and administrative expense increased $1.0 million, or 17%, for the three months ended June 30, 2019 compared to the same period in 2018. The increase in compensation expense was primarily due to higher stock-based compensation expense from the increase in our stock price. The increase in professional fees was primarily due to higher legal expenses. The increase in other expenses was primarily due to information technology costs incurred to support the increase in our headcount.

General and administrative expense increased $2.2 million, or 19%, for the six months ended June 30, 2019 compared to the same period in 2018. The increase in compensation expense was primarily due to higher stock-based compensation expense from the increase in our stock price. The increase in professional fees was primarily due to higher legal expenses. The increase in other expenses was primarily due to information technology costs incurred to support the increase in our headcount.

 Interest expense

Interest expense decreased $246,000, or 51%, for the three months ended June 30, 2019 compared to the same period in 2018, mainly due to the prepayments of $12.5 million and $12.4 million of the principal amount of our Term Loan in January 2019 and May 2019, respectively. The average Term Loan Advance interest rate was 7.76% and 6.03% for the three months ended June 30, 2019 and 2018, respectively.

Interest expense decreased $391,000, or 42%, for the six months ended June 30, 2019 compared to the same period in 2018, mainly due to the prepayments of $12.5 million and $12.4 million of the principal amount of our Term Loan in January 2019 and May 2019, respectively. The average Term Loan Advance interest rate was 7.23% and 5.86% for the six months ended June 30, 2019 and 2018, respectively.

Other income, net

Other income, net, increased $691,000 for the three months ended June 30, 2019 compared to the same period in 2018 primarily due to higher interest income from our money market investments from higher invested cash balances.

Other income, net, increased $918,000 for the six months ended June 30, 2019 compared to the same period in 2018 primarily due to higher interest income from our money market investments from higher invested cash balances.

Liquidity and Capital Resources

From inception through June 30, 2019, we have been financed primarily through net proceeds from the sale of our equity securities and borrowings under our credit facilities. We have incurred net losses since our inception. For the six months ended June 30, 2019, we had a net loss of $4.4 million, and as of June 30, 2019, we had an accumulated deficit of $238.5 million. We expect to incur additional losses in 2019 and potentially in future years.

We believe our existing cash and cash equivalents of $192.6 million as of June 30, 2019, our available revolving line of credit, and our revenue during the next 12 months will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We expect that our near- and longer-term liquidity requirements will continue to consist of costs to run our laboratories, research and development expenses, selling and marketing expenses, general and administrative expenses, working capital, costs to service our Loan and Security Agreement (See Note 6 to our unaudited condensed financial statements included in the Form 10-Q for more information about our Loan and Security Agreement), capital expenditures and general corporate expenses associated with the growth of our business. However, we may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives, or forgo potential acquisitions or investments.

Public Offering of Common Stock

On May 7, 2019, we issued and sold 6,325,000 shares of common stock in a registered public offering, including 825,000 shares issued and sold upon the underwriters’ exercise in full of their option to purchase additional shares, at a price to the public of $23.25 per share. Our net proceeds from the offering were approximately $137.8 million, after deducting underwriting discounts and commissions and offering expenses of $9.2 million.

On July 30, 2018, we issued and sold 5,750,000 shares of common stock in a registered public offering, including shares issued and sold upon the underwriters’ exercise in full of their option to purchase an additional 750,000 shares, at a price to the public of $10.25 per share. Our net proceeds from the offering were approximately $55.0 million, after deducting underwriting discounts and commissions and offering expenses of $3.9 million.

Loan and Security Agreement
On November 3, 2017, we entered into the Loan and Security Agreement with Silicon Valley Bank. The Loan and Security Agreement allows us to borrow up to $35.0 million, with a $25.0 million term loan, or Term Loan, and a revolving line of credit of up to $10.0 million, or the Revolving Line of Credit, subject to, with respect to the Revolving Line of Credit, a borrowing base of 85% of eligible accounts receivable. The Term Loan was advanced upon the closing of the Loan and Security Agreement. Borrowings under the Loan and Security Agreement mature in October 2022. The Term Loan bears interest at a variable rate equal to (i) the thirty-day U.S. London Interbank Offer Rate, or LIBOR, plus (ii) 4.20%, with a minimum rate of 5.43% per annum. Principal amounts outstanding under the Revolving Line of Credit bear interest at a variable rate equal to (i) LIBOR plus (ii) 3.50%, with a minimum rate of 4.70% per annum. We are also required to pay an annual facility fee on the Revolving Line of Credit of $25,000. The average Term Loan Advance rate for the six months ended June 30, 2019 was 7.23%.
We may prepay the outstanding principal amount under the Term Loan plus accrued and unpaid interest and, if the Term Loan is repaid in full, a prepayment premium. The prepayment premium will equal (i) $750,000, if the prepayment is made on or before November 3, 2018, (ii) $500,000, if the prepayment is made after November 3, 2018 and on or prior to November 3, 2019 and (iii) $250,000, if the prepayment is made after November 3, 2019. In addition, a final payment on the Term Loan in the amount of $1.2 million is due upon the earlier of the maturity date of the Term Loan or its payment in full. In January 2019 and May 2019, we prepaid $12.5 million and $12.4 million of the principal amount of the Term Loan, respectively, and did not incur any prepayment premium as we did not repay the Term Loan in full. These prepayments cover scheduled principal payments from November 2019 to September 2022.

The Loan and Security Agreement contains customary representations, warranties, and events of default such as a material adverse change in our business, operations or financial conditions, as well as affirmative and negative covenants. The negative covenants include, among other provisions, covenants that limit or restrict our ability to incur liens, make investments, incur indebtedness, merge with or acquire other entities, dispose of assets, make dividends or other distributions to holders of our equity interests, engage in any new line of business, or enter into certain transactions with affiliates, in each case subject to certain exceptions. As of June 30, 2019, the principal balance outstanding was $0.1 million and we were in compliance with debt covenants.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2019 and 2018 (in thousands of dollars):

	Six Months Ended June 30,
	2019	2018
Cash used in operating activities	$(3,466)	$(10,512)
Cash used in investing activities	(1,407)	(761)
Cash provided by financing activities	119,525	1,140

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2019 was $3.5 million. The net loss of $4.4 million includes non-cash charges of $4.3 million of stock-based compensation expense and $1.9 million of depreciation and amortization, which includes $0.5 million of intangible asset amortization. Cash used as a result of changes in operating assets and liabilities was $5.4 million, primarily comprised of an increase in accounts receivable of $6.5 million and increase in supplies of $1.7 million, partially offset by increases in accounts payable and accrued liabilities of $1.7 million and $1.3 million, respectively.

Cash used in operating activities for the six months ended June 30, 2018 was $10.5 million. The net loss of $15.4 million includes non-cash charges of $2.9 million of stock-based compensation expense and $2.0 million of depreciation and amortization, which includes $0.5 million of intangible asset amortization. Cash used as a result of changes in operating assets and liabilities was flat, comprised of a decrease in supplies of $2.3 million, a decrease in prepaid expenses and other current assets of $0.1 million and an increase in accrued liabilities and deferred rent of $0.1 million, offset by a decrease in accounts payable of $1.9 million, an increase in accounts receivable of $0.3 million and an increase in other assets of $0.3 million.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2019 was $1.4 million for the acquisition of property and equipment, net of proceeds from the disposal of property and equipment.

Cash used in investing activities for the six months ended June 30, 2018 was $0.8 million for the acquisition of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2019 was $119.5 million, consisting of $137.8 million in net proceeds from the issuance of common stock in a public offering in May 2019 and $6.7 million in proceeds from the exercise of options to purchase our common stock and purchase of stock under our Employee Stock Purchase Plan, or ESPP, during the period, partially offset by $24.9 million of loan principal repayments and finance lease payments of $0.2 million.

Cash provided by financing activities for the six months ended June 30, 2018 was $1.1 million, consisting of $0.9 million in proceeds from the exercise of options to purchase our common stock and purchase of stock under our ESPP, and $0.4 million in proceeds from a legal settlement, partially offset by finance lease payments of $0.1 million.

Contractual Obligations

In January 2019 and May 2019, we prepaid $12.5 million and $12.4 million of the principal amount of the Term Loan Advance, respectively, under our Loan and Security Agreement. As of June 30, 2019, future principal and end-of-term debt obligation payments due under the Loan and Security Agreement are limited to $1.3 million in 2022. There were no other material changes during the interim period in the contractual obligations presented in our Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on February 25, 2019.

Off-balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842). This ASU is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The ASU is effective for interim and annual periods beginning after December 15, 2018. Additionally, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which offers an additional transition method whereby entities may apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings rather than application of the new leases standard at the beginning of the earliest period presented in the financial statements. We elected this transition method and adopted ASC 842 on January 1, 2019 and as a result, we recorded operating lease right-of-use ("ROU") assets of $9.8 million, including offsetting deferred rent of $4.3 million, along with the associated operating lease liabilities of $14.1 million. On January 1, 2019, we had a finance lease ROU of $0.8 million and associated finance lease liabilities of $0.3 million for leases we classified as finance leases prior to the adoption of ASC 842. The adoption of ASC 842 had an immaterial impact on our condensed statement of operations and comprehensive loss, condensed statement of stockholders' equity and condensed statement of cash flows for the three-month period ended March 31, 2019 and six-month period ended June 30, 2019. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard which allowed us to carry forward the historical lease classification. Additional information and disclosures required by this new standard are contained in Note 5, Commitments and Contingencies, in Part I of this Quarterly Report on Form 10-Q.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $192.6 million as of June 30, 2019 which include bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited interim condensed financial statements. Under our Loan and Security Agreement, we pay interest on any outstanding balances under this agreement based on a variable market rate. A significant change in these market rates may adversely affect our operating results.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

We have a history of losses, and we expect to incur net losses for the foreseeable future and may never achieve or sustain profitability.

We have incurred net losses since our inception. For the six months ended June 30, 2019, we had a net loss of $4.4 million and as of June 30, 2019, we had an accumulated deficit of $238.5 million. We expect to incur additional losses in the future, and we may never achieve revenue sufficient to offset our expenses. Over the next couple of years, we expect to continue to devote substantially all of our resources to increase adoption of, and reimbursement for our Afirma, Percepta and Envisia Classifiers and the development of additional tests. We may never achieve or sustain profitability, and our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

Our financial results currently depend mainly on sales of our Afirma tests, and we will need to generate sufficient revenue from this and other diagnostic solutions to grow our business.

Most of our revenue to date has been derived from the sale of our Afirma tests, which are used in the diagnosis of thyroid cancer. Over the next few years, we expect to continue to derive a substantial portion of our revenue from sales of our Afirma tests. In the third quarter of 2017, we began recognizing revenue from the sale of our Percepta test, used in the diagnosis of lung cancer. We also launched our Envisia test to help improve the diagnosis of interstitial lung disease, specifically IPF, and began recognizing revenue from Envisia in the second quarter of 2019. Once genomic tests are clinically validated and commercially available for patient testing, we must continue to develop and publish evidence that our tests are informing clinical decisions in order for them to receive positive coverage decisions by payers. Without coverage policies, our tests may not be reimbursed and we will not be able to recognize revenue. We cannot guarantee that tests we commercialize will gain and maintain positive coverage decisions and therefore, we may never realize revenue from tests we commercialize. In addition, we are in various stages of research and development for other diagnostic solutions that we may offer, but there can be no assurance that we will be able to identify other diseases that can be effectively addressed or, if we are able to identify such diseases, whether or when we will be able to successfully commercialize solutions for these diseases and obtain the evidence and coverage decisions from payers. If we are unable to increase sales and expand reimbursement for our Afirma, Percepta and Envisia tests, or develop and commercialize other solutions, our revenue and our ability to achieve and sustain profitability would be impaired, and the market price of our common stock could decline.

We depend on a few payers for a significant portion of our revenue and if one or more significant payers stops providing reimbursement or decreases the amount of reimbursement for our tests, our revenue could decline.

Revenue for tests performed on patients covered by Medicare and UnitedHealthcare was 24% and 11%, respectively, of our revenue for the six months ended June 30, 2019, compared with 28% and 12%, respectively, for the six months ended June 30, 2018. The percentage of our revenue derived from significant payers is expected to fluctuate from period to period as our revenue fluctuates, as additional payers provide reimbursement for our tests or if one or more payers were to stop reimbursing for our tests or change their reimbursed amounts. Effective January 2012, Palmetto GBA, the regional Medicare Administrative Contractor, or MAC, that handled claims processing for Medicare services over our jurisdiction at that time, issued coverage and payment determinations for our Afirma Classifiers now covered by Noridian Healthcare Solutions, the current MAC for our jurisdiction, through the Molecular Diagnostics Services Program, or MolDX program, administered by Palmetto GBA, under a Local Coverage Determination, or LCD.

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

We submitted the dossier of clinical evidence needed to obtain Medicare coverage for the Envisia Genomic Classifier through the MolDX technical assessment process in 2018, and received final Medicare coverage for the classifier in the first quarter of 2019, with an effective date of April 1, 2019.

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

We submit claims to Medicare for Percepta using an unlisted code and were paid at the rate of $3,220 in 2018 under the MolDX program. A specific CPT code assigned to Percepta may be required to go through the national payment determination process, and there can be no assurance that the Medicare payment rate the test receives through this process will not be lower than the current payment rate for Percepta. There can also be no assurance that the Medicare payment rate for Percepta will not be reduced when it is set based on volume-weighted median of private payer rates when we are required to report those rates under PAMA.

We submit claims to Medicare for Envisia using an unlisted code under the MolDX program. A specific CPT code assigned to Percepta may be required to go through the national payment determination process, and there can be no assurance that the Medicare payment rate the test receives through this process will not be lower than the current payment rate for Envisia. There can also be no assurance that the Medicare payment rate for Envisia will not be reduced when it is set based on volume-weighted median of private payer rates when we are required to report those rates under PAMA.

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

We do not have a contracted rate of reimbursement with some payers for our tests. Without a contracted rate for reimbursement, our claims are often denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. In cases where there is no contracted rate for reimbursement, there is typically a greater patient co-insurance or co-payment requirement which may result in further delay or decreased likelihood of collection. Payers may attempt to recoup prior payments after review, sometimes after significant time has passed, which would impact future revenue.

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

We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations mandate specific personnel qualifications, facilities administration, quality systems, inspections, and proficiency testing. CLIA certification is also required for us to be eligible to bill state and federal healthcare programs, as well as many private third-party payers. To renew these certifications, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratories. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 in the section titled “Business-Regulation-Clinical Laboratory Improvement Act of 1988, or CLIA,” following a routine July 2018 survey of our Austin laboratory location, in September 2018, CMS determined that because we only collected and processed patient specimens and TCP, rather than us, performed the patient testing from the Austin laboratory, we did not require a CLIA certificate for the laboratory. As a result, CMS inactivated our Austin laboratory’s CLIA number effective July 2018. While CMS recently reinstated our CLIA number effective as of February 2019, we reversed $0.6 million in previously recognized revenue associated with claims for cytopathology diagnostic services furnished after the date of the July 2018 survey and prior to the reinstatement date. If we in the future fail to maintain CLIA certificates in our South San Francisco or Austin, Texas laboratory locations we would be unable to bill for services provided by state and federal healthcare programs, as well as many private third-party payers, which may have an adverse effect on our business, financial condition and results of operations.

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

We rely on Thyroid Cytopathology Partners, or TCP, to provide cytopathology professional diagnoses on thyroid FNA samples pursuant to a pathology services agreement. Pursuant to this agreement, as amended, TCP has the exclusive right to provide our cytopathology diagnoses on FNA samples at a fixed price per test. Until February 2019, TCP also previously subleased a portion of our facility in Austin, Texas. Our agreement with TCP is effective through October 31, 2022, and thereafter automatically renews every year unless either party provides notice of intent not to renew at least 12 months prior to the end of the then-current term.

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

Congress is considering legislation to limit balance billing of patients who receive services from out-of-network providers (including laboratories) at in-network facilities and to set a methodology for payment of the out-of-network provider in such circumstances. This legislation, if enacted, could limit our ability to achieve payment in full for our testing services.

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

We believe our primary competition in pulmonology with our Percepta and Envisia classifiers will similarly come from traditional methods used by physicians to diagnose the related diseases. For the Percepta test, we expect competition from companies focused on lung cancer such as Oncocyte Corporation and Biodesix, Inc. As we expand our portfolio of tests to address clinical questions across the clinical care continuum, we may also face competition from companies focused on screening at-risk patients for cancer or companies informing treatment decisions such as Guardant Health or GRAIL. Competition could also emerge using alternative samples, such as blood, urine or sputum. However, such “liquid biopsies” are currently being used to gauge risk of recurrence or response to treatment in patients already diagnosed with lung cancer.

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

•
the Eliminating Kickbacks in Recovery Act of 2018, which prohibits the solicitation, receipt, payment or offering of any remuneration in return for referring a patient or patronage to a recovery home, clinical treatment facility, or laboratory for services covered by both government and private payers;

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

We apply for and in-license patents covering our products and technologies and uses thereof, as we deem appropriate, however we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. We have 25 issued patents that expire between 2029 and 2032 related to methods used in the Afirma diagnostic platform, in addition to 15 pending U.S. utility patent applications and one Patent Cooperation Treaty, or PCT, application. Some of these U.S. utility patent applications have pending foreign counterparts. We also exclusively licensed intellectual property, including rights to five issued patents that will expire between 2030 and 2035, and three pending U.S. utility patent applications in the thyroid space that would expire between 2030 and 2033 once issued, related to methods that are used in the Afirma diagnostic test, some of which have foreign counterparts. In the lung diagnostic space, we have exclusively licensed intellectual property rights to 12 pending patent applications and eight issued patents. Patents issuing from the licensed portfolio will expire between 2024 and 2028. In addition, we own a pending PCT patent application, a pending U.S. utility patent application, three U.S. provisional patent applications, and pending foreign counterpart patent applications in Australia, Canada, China, Europe, Japan, and South Korea related to our Percepta test. We also own one U.S. patent application and one counterpart European patent application related to another lung disease, and three pending U.S. patent applications, one granted patent abroad and ten patent applications abroad related to Envisia. Any patents granted from our current lung cancer patent applications will expire no earlier than 2035 and those from the interstitial lung disease patent applications will expire no earlier than 2034. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. We may not be successful in defending any challenges made against our patents or patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents and increased competition to our business. The outcome of patent litigation can be uncertain and any attempt by us to enforce our patent rights against others may not be successful, or, if successful, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business.

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

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1#	Services and Separation Agreement, effective April 22, 2019 between Chris Hall and the Registrant
10.2#	Amended and Restated Change of Control and Severance Agreement, effective July 1, 2019 between Bonnie Anderson and the Registrant
10.3#	Amended and Restated Change of Control and Severance Agreement, effective July 1, 2019 between Keith Kennedy and the Registrant
10.4#	Amended and Restated Change of Control and Severance Agreement, effective July 1, 2019 between Giulia Kennedy and the Registrant
10.5#	Amended and Restated Change of Control and Severance Agreement, effective July 1, 2019 between John Hanna and the Registrant
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
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

Date: July 30, 2019

VERACYTE, INC.

By:	/s/ MARK HO
Mark Ho Principal Accounting Officer