Form 10-Q
period 2019-09-30
VERACYTE, INC.
filed 2019-10-22
CIK 1384101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________

FORM 10-Q
  ________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

As of October 18, 2019, there were 48,840,294 shares of common stock, par value $0.001 per share, outstanding.

VERACYTE, INC.

i

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

VERACYTE, INC.
Condensed Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$195,662	$77,995
Accounts receivable	23,613	13,168
Supplies	6,608	3,402
Prepaid expenses and other current assets	2,196	2,387
Total current assets	228,079	96,952
Property and equipment, net	8,488	8,940
Right-of-use assets - finance lease, net	619	—
Right-of-use assets - operating lease	9,033	—
Finite-lived intangible assets, net	11,200	12,000
Goodwill	1,057	1,057
Restricted cash	603	603
Other assets	1,228	1,086
Total assets	$260,307	$120,638
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,568	$2,516
Accrued liabilities	9,760	9,186
Current portion of long-term debt	—	1,357
Current portion of finance lease liability	79	—
Current portion of operating lease liability	1,365	—
Total current liabilities	16,772	13,059
Long-term debt	639	23,925
Deferred rent, net of current portion	—	3,899
Operating lease liability, net of current portion	11,872	—
Total liabilities	29,283	40,883
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 48,821,975 and 40,863,202 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	49	41
Additional paid-in capital	470,202	313,800
Accumulated deficit	(239,227)	(234,086)
Total stockholders’ equity	231,024	79,755
Total liabilities and stockholders’ equity	$260,307	$120,638

The accompanying notes are an integral part of these financial statements.

VERACYTE, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$30,973	$23,466	$90,638	$66,258
Operating expenses:
Cost of revenue	9,114	8,261	26,404	24,374
Research and development	3,643	3,419	10,408	11,695
Selling and marketing	13,088	10,081	39,508	31,247
General and administrative	6,624	5,742	20,448	17,318
Intangible asset amortization	267	267	800	800
Total operating expenses	32,736	27,770	97,568	85,434
Loss from operations	(1,763)	(4,304)	(6,930)	(19,176)
Interest expense	(58)	(498)	(596)	(1,427)
Other income, net	1,091	333	2,385	709
Net loss and comprehensive loss	$(730)	$(4,469)	$(5,141)	$(19,894)
Net loss per common share, basic and diluted	$(0.02)	$(0.12)	$(0.11)	$(0.56)
Shares used to compute net loss per common share, basic and diluted	48,588,296	38,620,036	45,141,502	35,769,623

The accompanying notes are an integral part of these financial statements.

VERACYTE, INC.
Condensed Statements of Stockholders' Equity
(Unaudited)
(In thousands)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at June 30, 2019	48,255	$48	$462,689	$(238,497)	$224,240
Issuance of common stock on exercise of stock options and vesting of restricted stock units	511	1	4,231	—	4,232
Issuance of common stock under employee stock purchase plan (ESPP)	56	—	774	—	774
Tax portion of vested restricted stock units	—	—	(132)	—	(132)
Stock-based compensation expense (employee)	—	—	2,324	—	2,324
Stock-based compensation expense (non-employee)	—	—	62	—	62
Stock-based compensation expense (ESPP)	—	—	254	—	254
Net loss and comprehensive loss	—	—	—	(730)	(730)
Balance at September 30, 2019	48,822	$49	$470,202	$(239,227)	$231,024

Balance at December 31, 2018	40,863	$41	$313,800	$(234,086)	$79,755
Sale of common stock in a public offering, net of issuance costs of $9,208	6,325	6	137,842	—	137,848
Issuance of common stock on exercise of stock options and vesting of restricted stock units	1,498	2	11,139	—	11,141
Issuance of common stock under ESPP	136	—	1,266	—	1,266
Tax portion of vested restricted stock units	—	—	(810)		(810)
Stock-based compensation expense (employee)	—	—	6,255	—	6,255
Stock-based compensation expense (non-employee)	—	—	138	—	138
Stock-based compensation expense (ESPP)	—	—	572	—	572
Net loss and comprehensive loss	—	—	—	(5,141)	(5,141)
Balance at September 30, 2019	48,822	$49	$470,202	$(239,227)	$231,024

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at June 30, 2018	34,442	$34	$252,284	$(226,512)	$25,806
Sale of common stock in a public offering, net of issuance costs of $3,890	5,750	6	55,032	—	55,038
Issuance of common stock on exercise of stock options and vesting of restricted stock units	270	1	1,129	—	1,130
Issuance of common stock under employee stock purchase plan (ESPP)	74	—	393	—	393
Stock-based compensation expense (employee)	—	—	1,432	—	1,432
Stock-based compensation expense (ESPP)	—	—	87	—	87
Net loss and comprehensive loss	—	—	—	(4,469)	(4,469)
Balance at September 30, 2018	40,536	$41	$310,357	$(230,981)	$79,417

Balance at December 31, 2017	34,210	$34	$248,278	$(211,087)	$37,225
Sale of common stock in a public offering, net of issuance costs of $3,890	5,750	6	55,032	—	55,038
Issuance of common stock on exercise of stock options and vesting of restricted stock units	429	1	1,552	—	1,553
Issuance of common stock under employee stock purchase plan (ESPP)	147	—	790	—	790
Tax portion of vested restricted stock units	—	—	(30)	—	(30)
Stock-based compensation expense (employee)	—	—	4,162	—	4,162
Stock-based compensation expense (non-employee)	—	—	(5)	—	(5)
Stock-based compensation expense (ESPP)	—	—	268	—	268
Legal settlement from short-swing profits, net of tax	—	—	310	—	310
Net loss and comprehensive loss	—	—	—	(19,894)	(19,894)
Balance at September 30, 2018	40,536	$41	$310,357	$(230,981)	$79,417

  The accompanying notes are an integral part of these financial statements.

VERACYTE, INC.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(5,141)	$(19,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,836	2,950
Gain on disposal of property and equipment	(23)	—
Stock-based compensation	6,965	4,425
Other income	—	(93)
Amortization of debt issuance costs	83	24
Interest on end-of-term debt obligation	174	230
Changes in operating assets and liabilities:
Accounts receivable	(10,445)	454
Supplies	(3,206)	1,861
Prepaid expenses and other current assets	185	61
Right-of-use assets - operating lease and operating lease liability	(71)	—
Other assets	(142)	(511)
Accounts payable	2,505	(2,636)
Accrued liabilities and deferred rent	1,258	834
Net cash used in operating activities	(5,022)	(12,295)
Investing activities
Purchases of property and equipment	(1,656)	(1,420)
Proceeds from disposal of property and equipment	23	—
Net cash used in investing activities	(1,633)	(1,420)
Financing activities
Proceeds from the issuance of common stock in a public offering, net of costs	137,848	55,039
Payment of long-term debt	(24,900)	—
Proceeds from legal settlement regarding short-swing profits	—	403
Payment of finance lease liability	(229)	(217)
Proceeds from the exercise of common stock options and employee stock purchases	11,603	2,445
Net cash provided by financing activities	124,322	57,670
Net increase in cash, cash equivalents and restricted cash	117,667	43,955
Cash, cash equivalents and restricted cash at beginning of period	78,598	34,494
Cash, cash equivalents and restricted cash at end of period	$196,265	$78,449
Supplementary cash flow information of non-cash investing and financing activities:
Operating lease liability arising from obtaining right-of-use assets - operating lease at beginning of period	$14,118	$—
Purchases of property and equipment included in accounts payable and accrued liability	$821	$23
Interest paid on debt	$330	$1,235

Cash, Cash Equivalents and Restricted Cash:

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$195,662	$77,995
Restricted cash	603	603
Total cash, cash equivalents and restricted cash	$196,265	$78,598

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

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet as of September 30, 2019, the condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2019 and 2018, the condensed statements of stockholders' equity for the three and nine months ended September 30, 2019 and 2018, and the condensed statements of cash flows for the nine months ended September 30, 2019 and 2018 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results, stockholders' equity and cash flows for the periods presented. The condensed balance sheet at December 31, 2018 has been derived from audited financial statements. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results expected for the full year or any other period.

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

Cash and Cash Equivalents

The Company considers demand deposits in a bank, money market funds and highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents include overnight reverse repurchase agreements which are tri-party repurchase agreements and have maturities of three months or less at the time of investment and are collateralized by U.S. treasury and agency securities of at least 102% of the principal amount. In a tri-party repurchase agreement, a third-party custodian bank functions as an independent intermediary to facilitate transfer of cash and holding the collateral on behalf of the underlying investor for the term of the agreement thereby minimizing risk and exposure to both parties. These overnight reverse repurchase agreements are included within cash equivalents due to their high liquidity and relatively low risk.

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

Through September 30, 2019, most of the Company’s revenue has been derived from the sale of Afirma. To date, Afirma has been delivered primarily to physicians in the United States. The Company’s third-party payers and biopharmaceutical service customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Medicare	26%	29%	24%	28%
Johnson and Johnson Services, Inc.	13%	—%	12%	—%
UnitedHealthcare	11%	13%	11%	12%
	50%	42%	47%	40%

The Company’s third-party payers and biopharmaceutical service customers in excess of 10% of accounts receivable and their related accounts receivable balance as a percentage of total accounts receivable were as follows at the following dates:

	September 30, 2019	December 31, 2018
Johnson and Johnson Services, Inc.	25%	—%
Medicare	12%	20%
UnitedHealthcare	7%	11%

Restricted Cash

The Company had deposits of $603,000 included in long-term assets as of September 30, 2019 and December 31, 2018, restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of the Company’s South San Francisco facility.

Revenue Recognition

The Company commenced recognizing revenue in accordance with the provisions of ASC 606, Revenue from Contracts with Customers (“ASC 606”), starting January 1, 2018.

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

During 2019, the Company changed its revenue estimates due to actual and anticipated cash collections for tests delivered in prior quarters and recognized additional revenue of $0.1 million and $0.8 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2019, $0.7 million of the additional revenue recognized from these adjustments has been collected. These adjustments resulted in decreases in the Company's loss from operations of $0.1 million and $0.8 million and a decrease in basic and diluted net loss per common share of zero and $0.02 for the three and nine months ended September 30, 2019, respectively.

During 2018, the Company changed its revenue estimates due to actual and anticipated cash collections for tests delivered in prior quarters and recognized additional revenue of $0.5 million and $1.7 million for the three and nine months ended September 30, 2018, respectively. These adjustments resulted in decreases in the Company's loss from operations of $0.5 million and $1.7 million and a decrease in basic and diluted net loss per common share of $0.01 and $0.05 for the three and nine months ended September 30, 2018, respectively.

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

Collaborative Arrangements

The Company enters into collaborative arrangements with partners that fall under the scope of ASC Topic 808,
Collaborative Arrangements (“ASC 808”). While these arrangements are in the scope of ASC 808, the Company may analogize to ASC 606 for some aspects of the arrangements. The Company analogizes to ASC 606 for certain activities within the collaborative arrangement for the delivery of a good or service (i.e., a unit of account) that is part of its ongoing major or central operations.

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

Services Agreement with Loxo Oncology

On April 9, 2018, the Company entered into an agreement with Loxo Oncology, Inc. ("Loxo") whereby the Company agreed to provide certain tissue samples and other services in exchange for agreed-upon fees. The agreement has a term of one year with an automatic renewal of one year and Loxo may terminate the agreement at any time with at least 90 days' notice. As of September 30, 2019, the agreement has not been terminated. The Company evaluated the accounting for this agreement under ASC 606 and concluded the performance obligations thereunder are the delivery of tissue samples and performance of services, both of which are distinct. For the three months ended March 31, 2019, the Company recognized revenue of $90,000 for the delivery of tissue samples. There were no deliveries of tissue samples for each of the three months ended June 30, 2019 and September 30, 2019. The Company recognized revenue of $250,000 for the performance of services for each of the three months ended March 31, 2019, June 30, 2019 and September 30, 2019. The cost of revenue associated with revenue recognized under the agreement with Loxo is not significant. There was no deferred revenue related to this agreement at either September 30, 2019 or December 31, 2018.

Diagnostic Development Agreement with Johnson & Johnson

On December 28, 2018, the Company entered into a diagnostics development agreement with Johnson and Johnson Services, Inc. ("JJSI") (i) to cooperate on a program to enable the Company to use JJSI samples and clinical data to develop a next generation bronchial genomic classifier diagnostic for lung cancer diagnosis (“Percepta v.2") and a nasal genomic classifier diagnostic for lung cancer (“NasaRISK”) and (ii) for JJSI to use Veracyte data generated in two Veracyte development programs for therapeutic purposes and for purposes of developing a companion diagnostic product used in conjunction with a JJSI therapeutic. The Company granted a license to JJSI with the right to use data and under the Company's intellectual property rights for JJSI's therapeutic purposes, including the development and commercialization of a companion diagnostic for its products, from the Percepta v.2 and NasaRISK programs. The license granted to JJSI is not distinct from other performance obligations as JJSI receives benefit only when other performance obligations are met.

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

During the three months ended March 31, 2019, the Company received $5.0 million from JJSI. The Company recognized revenue of $3.8 million and $1.2 million for the provision of data for the three months ended March 31, 2019 and June 30, 2019, respectively. In addition, the Company recognized revenue of $2.0 million and $4.0 million for fulfillment of obligations relating to Percepta v.2 and NasaRISK development milestones during the three months ended June 30, 2019 and September 30, 2019, respectively, and the related accounts receivable was $6.0 million at September 30, 2019. The cost of revenue associated with revenue recognized under the agreement with JJSI is not significant. There was no deferred revenue related to this agreement at either September 30, 2019 or December 31, 2018.

Legal Settlement

In March 2018, the Company received $0.4 million as a settlement with an institutional investor that was a beneficial owner of the Company's common stock related to the disgorgement of short-swing profits pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended. The settlement of $0.4 million was recognized as additional paid-in capital.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842). This ASU is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The ASU is effective for interim and annual periods beginning after December 15, 2018. Additionally, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which offers an additional transition method whereby entities may apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings rather than application of the new leases standard at the beginning of the earliest period presented in the financial statements. The Company elected this transition method and adopted ASC 842 on January 1, 2019 and as a result, recorded operating lease right-of-use ("ROU") assets of $9.8 million, including offsetting deferred rent of $4.3 million, along with the associated operating lease liabilities of $14.1 million. On January 1, 2019, the Company had finance lease ROU assets of $0.8 million and associated finance lease liabilities of $0.3 million for leases classified as finance leases prior to the adoption of ASC 842. The adoption of ASC 842 had an immaterial impact on the Company's condensed statement of operations and comprehensive loss, condensed statement of stockholders' equity and condensed statement of cash flows for the three-month period ended September 30, 2019 and the nine-month period ended September 30, 2019. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard which allowed it to carry forward the historical lease classification. Additional information and disclosures required by this new standard are contained in Note 5, Commitments and Contingencies.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU requires measurement and recognition of expected credit losses for financial assets. This guidance will become effective for the Company beginning January 1, 2020 with early adoption permitted. The Company is currently evaluating the potential effect of this standard on its financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shares of common stock subject to outstanding options	5,299,296	5,995,401	5,562,611	6,065,250
Employee stock purchase plan	51,253	27,117	32,272	32,513
Restricted stock units	780,914	445,598	691,647	363,896
Total common stock equivalents	6,131,463	6,468,116	6,286,530	6,461,659

3. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands of dollars):

	September 30, 2019	December 31, 2018
Accrued compensation expenses	$7,700	$6,412
Accrued other	2,060	2,774
Total accrued liabilities	$9,760	$9,186

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

The fair value of the Company’s financial assets includes money market funds, overnight reverse repurchase agreements and a deposit for the lease of the Company's South San Francisco facility. Money market funds, included in cash and cash equivalents in the accompanying condensed balance sheets, were $94.6 million and $76.6 million as of September 30, 2019 and December 31, 2018, respectively, and are Level I assets as described above. Overnight reverse repurchase agreements, included in cash and cash equivalents in the accompanying condensed balance sheets, were $100.0 million and zero as of September 30, 2019 and December 31, 2018, respectively, and are Level II assets as described above. The deposit for the lease, included in restricted cash in the accompanying condensed balance sheets, was $603,000 as of September 30, 2019 and December 31, 2018, and is a Level I asset as described above.

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

The Company also leases laboratory and office space in Austin, Texas under a lease that expires in January 2029 and includes options for expansion and early termination in 2025. The Company provided a cash security deposit for this lease of $139,000, included in other assets in the Company’s condensed balance sheets as of September 30, 2019 and December 31, 2018.

The Company determined its operating lease liabilities for the two operating leases mentioned above using a discount rate of 7.53% based on the rate that the Company would have to pay to borrow on a collateralized basis for a similar lease an amount equal to the lease payments in a similar economic environment. Operating lease liabilities along with the associated right-of-use assets as of September 30, 2019 are disclosed in the accompanying condensed balance sheets. After the adoption of ASC 842, the Company classified its deferred rent for tenant improvements with its operating lease right-of-use assets on the condensed balance sheets.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2019 are as follows (in thousands of dollars):

Year Ending December 31,
Remainder of 2019	$572
2020	2,332
2021	2,401
2022	2,472
2023	2,543
Thereafter	6,841
Total minimum lease payments	$17,161

The Company recognizes operating lease expense on a straight-line basis over the non-cancelable lease period. Operating lease expense was $474,000 and $476,000 for the three months ended September 30, 2019 and 2018, respectively and $1.4 million for each of the nine months ended September 30, 2019 and 2018.

Finance Lease

The Company entered into a finance lease in December 2016 for $1.2 million of laboratory equipment which ends in December 2019. The Company paid an upfront amount of $330,000 and the present value of the total future minimum lease payments at the inception of the lease was $874,000. As of September 30, 2019, $79,000 of future minimum lease payments remained, and are due in 2019. The interest expense and related amortization of laboratory equipment are recorded in the statements of operations for nominal amounts. After the adoption of ASC 842, this finance lease remained a finance lease and the Company did not change the discount rate to determine the lease liability nor the amortization life of the related right-of-use assets.

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

6. Debt

Loan and Security Agreement

On November 3, 2017, the Company entered into a loan and security agreement (the "Loan and Security Agreement"), with Silicon Valley Bank. The Loan and Security Agreement allows the Company to borrow up to $35.0 million, with a $25.0 million advance term loan (the "Term Loan Advance"), and a revolving line of credit of up to $10.0 million (the "Revolving Line of Credit"). The Term Loan Advance was advanced upon the closing of the Loan and Security Agreement and was used to pay the outstanding balance of the Company’s existing long-term debt, which was canceled at that date. The Company had not drawn on the Revolving Line of Credit as of September 30, 2019. Borrowings under the Loan and Security Agreement mature on October 1, 2022. Amounts may be borrowed and repaid under the Revolving Line of Credit up until the earliest of full repayment or maturity of the Loan and Security Agreement, termination of the Loan and Security Agreement, or October 1, 2022.

The Term Loan Advance bears interest at a variable rate equal to (i) the thirty-day U.S. London Interbank Offer Rate ("LIBOR") plus (ii) 4.20%, with a minimum rate of 5.43% per annum. Principal amounts outstanding under the Revolving Line of Credit bear interest at a variable rate equal to (i) LIBOR plus (ii) 3.50%, with a minimum rate of 4.70% per annum. The average Term Loan Advance interest rate for the nine months ended September 30, 2019 was 6.94%.

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

In addition, a final payment on the Term Loan Advance in the amount of $1.2 million is due upon the earlier of the maturity date of the Term Loan Advance or its payment in full. The Loan and Security Agreement contains customary representations, warranties, and events of default such as a material adverse change in the Company's business, operations or financial condition, as well as affirmative and negative covenants. The negative covenants include, among other provisions, covenants that limit or restrict the Company's ability to incur liens, make investments, incur indebtedness, merge with or acquire other entities, dispose of assets, make dividends or other distributions to holders of its equity interests, engage in any new line of business, or enter into certain transactions with affiliates, in each case subject to certain exceptions. The Company’s obligations under the Loan and Security Agreement are secured by substantially all of its assets (excluding intellectual property), subject to certain customary exceptions. The Loan and Security Agreement also requires the Company to achieve certain revenue levels tested quarterly on a trailing twelve-month basis. However, failure to maintain the revenue levels will not be considered a default if the sum of the Company’s unrestricted cash and cash equivalents maintained with Silicon Valley Bank and amount available under the Revolving Line of Credit is at least $40.0 million. As of September 30, 2019, the Company was in compliance with the loan covenants.

The net debt obligation for borrowings made under the Loan and Security Agreement was as follows (in thousands of dollars):

	September 30, 2019	December 31, 2018
Debt principal	$100	$25,000
End-of-term debt obligation	539	365
Unamortized debt issuance costs	—	(83)
Net debt obligation	$639	$25,282

Future principal and end-of-term debt obligation payments due under the Loan and Security Agreement are $1.3 million in 2022.

The end-of-term debt obligation accretes over the term of the Loan and Security Agreement until maturity and is included in interest expense in the Company's condensed statements of operations and comprehensive loss.

7. Stockholders’ Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows:

	September 30, 2019	December 31, 2018
Stock options and restricted stock units issued and outstanding	5,988,598	6,235,258
Stock options and restricted stock units available for grant under stock option plans	1,955,324	1,571,658
Common stock available for the Employee Stock Purchase Plan	173,168	309,419
Total	8,117,090	8,116,335

8. Thyroid Cytopathology Partners

The Company has an agreement with a specialized pathology practice, Thyroid Cytopathology Partners, ("TCP"), to provide testing services to the Company (the "TCP Agreement").  The TCP Agreement is effective through October 31, 2022, and thereafter automatically renews every year unless either party provides notice of intent not to renew at least 12 months prior to the end of the then-current term. Under the TCP Agreement, the Company pays TCP based on a fixed price per test schedule which is reviewed periodically for changes in market pricing, and the TCP Agreement included a clause allowing TCP to sublease a portion of the Company's facility in Austin, Texas.  The Company does not have an ownership interest in or provide any form of financial or other support to TCP.  The Company previously concluded that TCP represented a variable interest entity as a result of the facility arrangement clause, but that the Company was not the primary beneficiary as it did not have the ability to direct the activities that most significantly impacted TCP's economic performance, and therefore did not consolidate TCP.  On February 14, 2019, the TCP Agreement was amended to remove the facility clause.  Accordingly, the Company believes TCP was no longer a variable interest entity as of that date.

TCP's portion of rent and related operating expenses reimbursed to the Company for the shared space at the Austin, Texas facility was $32,000 for the three months ended September 30, 2018 and $11,000 and $96,000 for the nine months ended September 30, 2019 and 2018, respectively, and is included in other income, net in the Company’s condensed statements of operations and comprehensive loss.

9. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and nine months ended September 30, 2019 and 2018. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

As of September 30, 2019, the Company had unrecognized tax benefits of $2.8 million, none of which would currently affect the Company’s effective tax rate if recognized due to the Company’s net deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at September 30, 2019 will significantly increase or decrease within the next 12 months. There was no interest expense or penalties related to unrecognized tax benefits recorded through September 30, 2019.

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

Veracyte, Afirma, Percepta, Envisia, Know by Design, the Veracyte logo, the Afirma logo and the Envisia logo are our trademarks. We also refer to trademarks of other corporations or organizations in this report.

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

We believe our focus on developing clinically useful tests that change patient care is enabling us to set new standards in genomic test reimbursement. Our Afirma genomic classifier is now covered by every major health plan in the United States, which collectively insure more than 280 million people, for use in thyroid cancer diagnosis. Veracyte is now contracted as an in-network service provider to health plans representing over 225 million people in the United States. Our Percepta classifier is the first genomic test to gain Medicare coverage for improved lung cancer screening and diagnosis, making it a covered benefit for more than 60 million people. Our Envisia Genomic Classifier is the first commercial test to improve the diagnosis of IPF among patients with a suspected interstitial lung disease and gained Medicare coverage effective April 1, 2019, making it a covered benefit for more than 60 million people.

Third Quarter 2019 Financial Results

For the third quarter of 2019 as compared to the third quarter of 2018:

•	Revenue was $31.0 million, an increase of 32%; excluding $4.3 million of biopharmaceutical services revenue, revenue was $26.7 million, an increase of 15%.

•	Gross Margin was 71%, an increase of six percentage points; excluding biopharmaceutical services revenue, gross margin was 66%, an increase of two percentage points.

•	Operating Expenses, Excluding Cost of Revenue were $23.6 million, an increase of 21%.

•	Net Loss was $0.7 million, an improvement of 84%.

•	Net Loss Per Share was $0.02, an improvement of 83%.

•	Net Cash Used in Operating Activities was $1.6 million, an improvement of 13%.

•	Cash and Cash Equivalents were $195.7 million at September 30, 2019.

For the nine-month period ended September 30, 2019, as compared with the prior year period of 2018:

•	Revenue was $90.6 million, an increase of 37%; excluding $11.8 million of biopharmaceutical services revenue, revenue was $78.8 million, an increase of 20%.

•	Gross Margin was 71%, an increase of eight percentage points; excluding biopharmaceutical services revenue, gross margin was 66%, an increase of three percentage points.

•	Operating Expenses, Excluding Cost of Revenue were $71.2 million, an increase of 17%.

•	Net Loss was $5.1 million, an improvement of 74%.

•	Net Loss Per Share was $0.11, an improvement of 80%.

•	Net Cash Used in Operating Activities was $5.0 million, an improvement of 59%.

Third Quarter 2019 and Recent Business Highlights

Commercial Growth and Reimbursement Expansion:

•	Grew total genomic test volume in the third quarter of 2019 to 9,941, an increase of 24% over the third quarter of 2018.

–	Increased Percepta® Genomic Sequencing Classifier (GSC) volume to 793 tests, an increase of 112% compared to the third quarter of 2018.

–	Expanded Envisia® Genomic Classifier volume to 223 tests, a Q3 2019 growth sequentially over Q2 2019 of 72%.

–	Grew Afirma® test volume to 8,925 tests, an increase of 17%, compared to the third quarter of last year.

Strengthened Library of Clinical Evidence:

•
Published a clinical and analytical validation paper in Frontiers in Endocrinology demonstrating the Afirma Xpression Atlas’s ability to help inform surgery and treatment decisions in patients with thyroid nodules deemed suspicious for cancer by the Afirma Genomic Sequencing Classifier. A separate paper published in Thyroid reinforced the test’s potential value in clinical practice.

•	Five studies are being presented at the annual meeting of the American College of Chest Physicians® (CHEST 2019), including:

–
Three abstracts showing that the Envisia classifier enhances physicians’ ability to confidently distinguish idiopathic pulmonary fibrosis from other interstitial lung diseases when used with high-resolution CT imaging.

–	Two abstracts demonstrating the clinical validity and utility, respectively, of the Percepta classifier in lung cancer diagnosis when bronchoscopy findings are inconclusive.

Advanced Pipeline:

•
Presented data at CHEST 2019 demonstrating the ability of the company’s preliminary nasal swab test to enable early lung cancer detection and diagnosis. The findings show that the test can accurately classify lung cancer risk in patients with lung nodules so that they may be directed to prompt diagnosis and treatment or may be monitored noninvasively.

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

As of December 31, 2018, cumulative amounts billed at list price for tests processed which were not recognized as revenue upon delivery of a patient report because our accrual revenue recognition criteria were not met and for which we have not collected cash or written off as uncollectible, totaled approximately $159.3 million. Of this amount, we did not collect any amounts in the nine months ended September 30, 2019 and we have no expectation of future collection because we began accruing for substantially all revenue upon delivery of a patient report in the third quarter of 2016.

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

The average Afirma genomic classifier reimbursement rate will change over time due to a number of factors, including medical coverage decisions by payers, the effects of contracts signed with payers, changes in allowed amounts by payers, our ability to successfully win appeals for payment, and our ability to collect cash payments from third-party payers and individual patients. Historical average reimbursement is not necessarily indicative of future average reimbursement. For the three months ended September 30, 2019, we accrued, on average, between $2,800 and $2,900 for the Afirma genomic classifier tests, including variants, that met our revenue recognition standard, which was between 90% - 95% of the reported Afirma classifier test volume.

From the third quarter of 2018 to the third quarter of 2019, we accrued between $1.0 million and $2.6 million in revenue per quarter from providing cytopathology services associated with our Afirma solution.

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

We also believe our Xpression Atlas platform can be transferred to our pulmonology indications, to further improve patient care and advance precision medicine in lung cancer and IPF.

We are currently exploring opportunities to utilize the same “field of injury” technology that powers our Percepta classifier to develop a nasal swab test that can enable earlier lung cancer detection - and ultimately help reduce lung cancer deaths. In October 2019, we announced preliminary clinical data showing for our noninvasive nasal swab classifier - the first test of its kind. The findings show that the novel genomic test can accurately classify lung cancer risk in patients with lung nodules so that these patients can obtain the prompt diagnosis and potential treatment they need or may be monitored noninvasively.

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

Financial Overview

Revenue

Through September 30, 2019, we had derived most of our revenue from the sale of Afirma, delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of cash collection from the third-party payer and individual patients. Third-party payers and biopharmaceutical service customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Medicare	26%	29%	24%	28%
Johnson and Johnson Services, Inc.	13%	—%	12%	—%
UnitedHealthcare	11%	13%	11%	12%
	50%	42%	47%	40%

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

Research and Development

Research and development expenses include expenses incurred to develop our technology, collect clinical samples and conduct clinical studies to develop and support our products and pipeline. These expenses consist of compensation expenses, direct research and development expenses such as prototype materials, laboratory supplies and costs associated with setting up and conducting clinical studies at domestic and international sites, professional fees, depreciation and amortization, other miscellaneous expenses and allocation of facility and information technology expenses. We expense all research and development costs in the periods in which they are incurred. We expect to incur significant research and development expenses as we continue to invest in research and development activities related to developing additional products and evaluating various platforms. We incurred research and development expenses on ongoing evidence development for our Afirma, Percepta and Envisia classifiers in 2018 and the first nine months of 2019, and expect to continue doing so in the remainder of 2019. We believe a majority of our research and development expenses in and after 2019 will be predominantly in support of our pipeline products.

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

General and Administrative

General and administrative expenses include compensation expenses for executive officers and administrative, billing and client service personnel, professional fees for legal and audit services, occupancy costs, depreciation and amortization, and other expenses such as information technology and miscellaneous expenses offset by allocation of facility and information technology expenses to other functions. For the nine months ended September 30, 2019, approximately 66% of the average headcount classified as general and administrative encompass our billing and customer care teams. We expect general and administrative expenses to continue to increase as we build our general and administration infrastructure and to stabilize thereafter.

Intangible Asset Amortization

Intangible asset amortization began in April 2015 when we launched the Percepta test. The related finite-lived intangible asset with a cost of $16.0 million, and a net book value of $11.2 million at September 30, 2019, is being amortized over 15 years, using the straight-line method.

Interest Expense

Interest expense is attributable to our borrowings under debt agreements and capital leases.

Other Income, Net

Other income, net consists primarily of sublease rental income and interest income from our cash held in interest bearing accounts.

Results of Operations

Comparison of the three and nine months ended September 30, 2019 and 2018 (in thousands of dollars, except percentages and genomic classifiers reported):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	%	2019	2018	Change	%
Revenue	$30,973	$23,466	$7,507	32%	$90,638	$66,258	$24,380	37%
Operating expense:
Cost of revenue	9,114	8,261	853	10%	26,404	24,374	2,030	8%
Research and development	3,643	3,419	224	7%	10,408	11,695	(1,287)	(11)%
Selling and marketing	13,088	10,081	3,007	30%	39,508	31,247	8,261	26%
General and administrative	6,624	5,742	882	15%	20,448	17,318	3,130	18%
Intangible asset amortization	267	267	—	—%	800	800	—	—%
Total operating expenses	32,736	27,770	4,966	18%	97,568	85,434	12,134	14%
Loss from operations	(1,763)	(4,304)	2,541	(59)%	(6,930)	(19,176)	12,246	(64)%
Interest expense	(58)	(498)	440	(88)%	(596)	(1,427)	831	(58)%
Other income, net	1,091	333	758	228%	2,385	709	1,676	236%
Net loss and comprehensive loss	$(730)	$(4,469)	$3,739	(84)%	$(5,141)	$(19,894)	$14,753	(74)%
Other Operating Data:
Genomic classifiers reported	9,941	8,006	1,935	24%	28,766	22,556	6,210	28%
Depreciation and amortization expense	967	981	(14)	(1)%	2,836	2,950	(114)	(4)%
Stock-based compensation expense	2,640	1,519	1,121	74%	6,965	4,425	2,540	57%

Revenue

Revenue increased $7.5 million, or 32%, for the three months ended September 30, 2019 compared to the same period in 2018. This increase was primarily due to $4.3 million of biopharmaceutical service revenue, compared to $0.3 million in the prior year period. Revenue also increased from a 24% volume increase in genomic classifiers. In the three months ended September 30, 2019, we recognized $2.9 million and $0.5 million higher revenue for Afirma and Percepta, respectively, compared to the same period in 2018. We also make adjustments, as necessary, for tests accrued in prior quarters as collections are made if the amount we expect to ultimately collect changes. The adjustment for tests accrued in prior quarters increased revenue by $0.1 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively, a net decrease of $0.4 million between the periods.

Revenue increased $24.4 million, or 37%, for the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to a 28% volume increase in genomic classifiers. In the nine months ended September 30, 2019, we recognized $12.7 million and $1.9 million higher revenue for Afirma and Percepta, respectively, compared to the same period in 2018. We also recognized $11.8 million of biopharmaceutical service revenue compared to $0.7 million in the same period in 2018. We also make adjustments, as necessary, for tests accrued in prior quarters as collections are made if the amount we expect to collect changes. The adjustment for tests accrued in prior quarters increased revenue by $0.8 million and $1.7 million for the nine months ended September 30, 2019 and 2018, respectively, a net decrease of $0.9 million between the periods.

Cost of revenue

Comparison of the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	%	2019	2018	Change	%
Cost of revenue:
Laboratory costs	$5,150	$4,957	$193	4%	$14,685	$13,941	$744	5%
Sample collection costs	1,211	985	226	23%	3,508	3,068	440	14%
Compensation expense	1,510	1,106	404	37%	4,410	3,289	1,121	34%
License fees and royalties	3	63	(60)	(95)%	8	804	(796)	(99)%
Depreciation and amortization	260	176	84	48%	781	567	214	38%
Other expenses	414	493	(79)	(16)%	1,324	1,248	76	6%
Allocations	566	481	85	18%	1,688	1,457	231	16%
Total	$9,114	$8,261	$853	10%	$26,404	$24,374	$2,030	8%

Cost of revenue increased $0.9 million, or 10%, for the three months ended September 30, 2019 compared to the same period in 2018. Reported genomic classifiers volume increased 24% and cytopathology volume decreased 4% for the three months ended September 30, 2019 compared to the same period in 2018. Laboratory costs were essentially flat for the three months ended September 30, 2019 compared to the same period in 2018, despite the increase in reported genomic classifiers volume, due to lower pricing on supplies and improved efficiencies following the completion of the transition from the Afirma GEC to Afirma GSC in the third quarter of 2018. The increase in sample collection costs was primarily related to the increase in the overall volume of samples received, partially offset by lower shipping costs from modifications to our collection kits. The increase in compensation expense was primarily due to an average laboratory headcount increase of 12% and an increase in average salaries. The decrease in license fees and royalties was due to the completed transition to the Afirma GSC in the third quarter of 2018, for which we do not pay license fees as we did in connection with the Afirma GEC.

Cost of revenue increased $2.0 million, or 8%, for the nine months ended September 30, 2019 compared to the same period in 2018. Reported genomic classifiers volume increased 28% and cytopathology volume decreased 2% for the nine months ended September 30, 2019 compared to the same period in 2018. The increase in laboratory costs was primarily due to the increase in reported genomic classifiers volume, partially offset by lower pricing on supplies and improved efficiencies following the completion of the transition from the Afirma GEC to Afirma GSC in the third quarter of 2018. The increase in sample collection costs was primarily related to the increase in the overall volume of samples received, partially offset by lower shipping costs from modifications to our collection kits. The increase in compensation expense was primarily due to an average laboratory headcount increase of 13%. The decrease in license fees and royalties was due to the completed transition to the Afirma GSC in the third quarter of 2018, for which we do not pay license fees as we did in connection with the Afirma GEC. The increase in depreciation and amortization was from more equipment being placed into service. The increase in allocations was due to higher allocated costs from increased headcount.

Research and development

Comparison of the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	%	2019	2018	Change	%
Research and development expense:
Compensation expense	$2,432	$1,981	$451	23%	$6,911	$6,298	$613	10%
Direct research and development expense	620	764	(144)	(19)%	1,611	3,155	(1,544)	(49)%
Professional fees	124	147	(23)	(16)%	448	618	(170)	(28)%
Depreciation and amortization	76	113	(37)	(33)%	213	330	(117)	(35)%
Other expenses	90	87	3	3%	334	331	3	1%
Allocations	301	327	(26)	(8)%	891	963	(72)	(7)%
Total	$3,643	$3,419	$224	7%	$10,408	$11,695	$(1,287)	(11)%

Research and development expense increased $0.2 million, or 7%, for the three months ended September 30, 2019 compared to the same period in 2018. The increase in compensation expense was primarily due to higher stock-based compensation expense from the increase in our stock price and incentive compensation. The decrease in direct research and development primarily relates to higher clinical expenses in the prior year period..

Research and development expense decreased $1.3 million, or 11%, for the nine months ended September 30, 2019 compared to the same period in 2018. The increase in compensation expense was primarily due to higher stock-based compensation expense from the increase in our stock price and incentive compensation, partially offset by severance costs incurred in the nine months ended September 30, 2018 that were not incurred in the current year period. The decrease in direct research and development primarily relates to one-time sequencing costs in the second quarter of 2018 associated with research and development projects. The decrease in professional fees was primarily due to lower consulting expenses.

Selling and marketing

Comparison of the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	%	2019	2018	Change	%
Selling and marketing expense:
Compensation expense	$8,013	$6,161	$1,852	30%	$24,136	$19,540	$4,596	24%
Direct marketing expense	1,221	1,087	134	12%	4,585	3,737	848	23%
Professional fees	555	606	(51)	(8)%	1,646	1,246	400	32%
Other expenses	2,505	1,596	909	57%	6,832	4,919	1,913	39%
Allocations	794	631	163	26%	2,309	1,805	504	28%
Total	$13,088	$10,081	$3,007	30%	$39,508	$31,247	$8,261	26%

Selling and marketing expense increased $3.0 million, or 30%, for the three months ended September 30, 2019 compared to the same period in 2018. The increase in compensation expense was primarily due to an average headcount increase of 39%, higher incentive compensation and higher stock-based compensation expense. The increase in direct marketing expense was due to higher general marketing expenditures. The increase in other expenses was primarily due to travel and entertainment expenses related to the increase in headcount, as was the increase in allocations.

Selling and marketing expense increased $8.3 million, or 26%, for the nine months ended September 30, 2019 compared to the same period in 2018. The increase in compensation expense was primarily due to an average headcount increase of 40% and higher stock-based compensation expense. The increase in direct marketing expense was due to higher general marketing expenditures. The increase in professional fees was due to higher consulting expenses. The increase in other expenses was primarily due to travel and entertainment expenses related to the increase in headcount, as was the increase in allocations.

General and administrative

Comparison of the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	%	2019	2018	Change	%
General and administrative expense:
Compensation expense	$4,806	$3,933	$873	22%	$13,600	$11,592	$2,008	17%
Professional fees	1,477	1,440	37	3%	5,687	4,403	1,284	29%
Occupancy expenses	615	574	41	7%	1,861	1,788	73	4%
Depreciation and amortization	363	426	(63)	(15)%	1,041	1,253	(212)	(17)%
Other expenses	1,024	809	215	27%	3,147	2,506	641	26%
Allocations	(1,661)	(1,440)	(221)	15%	(4,888)	(4,224)	(664)	16%
Total	$6,624	$5,742	$882	15%	$20,448	$17,318	$3,130	18%

General and administrative expense increased $0.9 million, or 15%, for the three months ended September 30, 2019 compared to the same period in 2018. The increase in compensation expense was primarily due to higher stock-based compensation expense from the increase in our stock price. The increase in other expenses was primarily due to information technology costs incurred to support the increase in our headcount.

General and administrative expense increased $3.1 million, or 18%, for the nine months ended September 30, 2019 compared to the same period in 2018. The increase in compensation expense was primarily due to higher stock-based compensation expense from the increase in our stock price. The increase in professional fees was primarily due to higher legal expenses. The increase in other expenses was primarily due to information technology costs incurred to support the increase in our headcount.

 Interest expense

Interest expense decreased $440,000, or 88%, for the three months ended September 30, 2019 compared to the same period in 2018, mainly due to the prepayments of $12.5 million and $12.4 million of the principal amount of our Term Loan Advance in January 2019 and May 2019, respectively. The average Term Loan Advance interest rate was 6.60% and 6.27% for the three months ended September 30, 2019 and 2018, respectively.

Interest expense decreased $831,000, or 58%, for the nine months ended September 30, 2019 compared to the same period in 2018, mainly due to the prepayments of $12.5 million and $12.4 million of the principal amount of our Term Loan Advance in January 2019 and May 2019, respectively. The average Term Loan Advance interest rate was 6.94% and 6.03% for the nine months ended September 30, 2019 and 2018, respectively.

Other income, net

Other income, net, increased $758,000 for the three months ended September 30, 2019 compared to the same period in 2018 primarily due to higher interest income from our cash and cash equivalents, which had higher balances in 2019.

Other income, net, increased $1.7 million for the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to higher interest income from our cash and cash equivalents, which had higher balances in 2019.

Liquidity and Capital Resources

From inception through September 30, 2019, we have been financed primarily through net proceeds from the sale of our equity securities and borrowings under our credit facilities. We have incurred net losses since our inception. For the nine months ended September 30, 2019, we had a net loss of $5.1 million, and as of September 30, 2019, we had an accumulated deficit of $239.2 million. We expect to incur additional losses for the remainder of 2019 and potentially in future years.

We believe our existing cash and cash equivalents of $195.7 million as of September 30, 2019, our available revolving line of credit, and our revenue during the next 12 months will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We expect that our near- and longer-term liquidity requirements will continue to consist of costs to run our laboratories, research and development expenses, selling and marketing expenses, general and administrative expenses, working capital, costs to service our Loan and Security Agreement (See Note 6 to our unaudited condensed financial statements included in this Quarterly Report on Form 10-Q for more information about our Loan and Security Agreement), capital expenditures and general corporate expenses associated with the growth of our business. However, we may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives, or forgo potential acquisitions or investments.

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

Loan and Security Agreement
On November 3, 2017, we entered into the Loan and Security Agreement with Silicon Valley Bank. The Loan and Security Agreement allows us to borrow up to $35.0 million, with a $25.0 million term loan, or Term Loan, and a revolving line of credit of up to $10.0 million, or the Revolving Line of Credit, subject to, with respect to the Revolving Line of Credit, a borrowing base of 85% of eligible accounts receivable. The Term Loan was advanced upon the closing of the Loan and Security Agreement. Borrowings under the Loan and Security Agreement mature in October 2022. The Term Loan bears interest at a variable rate equal to (i) the thirty-day U.S. London Interbank Offer Rate, or LIBOR, plus (ii) 4.20%, with a minimum rate of 5.43% per annum. Principal amounts outstanding under the Revolving Line of Credit bear interest at a variable rate equal to (i) LIBOR plus (ii) 3.50%, with a minimum rate of 4.70% per annum. We are also required to pay an annual facility fee on the Revolving Line of Credit of $25,000. The average Term Loan Advance interest rate for the nine months ended September 30, 2019 was 6.94%.
We may prepay the outstanding principal amount under the Term Loan Advance plus accrued and unpaid interest and, if the Term Loan Advance is repaid in full, a prepayment premium. The prepayment premium will equal (i) $750,000, if the prepayment is made on or before November 3, 2018, (ii) $500,000, if the prepayment is made after November 3, 2018 and on or prior to November 3, 2019 and (iii) $250,000, if the prepayment is made after November 3, 2019. In addition, a final payment on the Term Loan Advance in the amount of $1.2 million is due upon the earlier of the maturity date of the Term Loan Advance or its payment in full. In January 2019 and May 2019, we prepaid $12.5 million and $12.4 million of the principal amount of the Term Loan Advance, respectively, and did not incur any prepayment premium as we did not repay the Term Loan Advance in full. These prepayments cover scheduled principal payments from November 2019 to September 2022.

The Loan and Security Agreement contains customary representations, warranties, and events of default such as a material adverse change in our business, operations or financial conditions, as well as affirmative and negative covenants. The negative covenants include, among other provisions, covenants that limit or restrict our ability to incur liens, make investments, incur indebtedness, merge with or acquire other entities, dispose of assets, make dividends or other distributions to holders of our equity interests, engage in any new line of business, or enter into certain transactions with affiliates, in each case subject to certain exceptions. As of September 30, 2019, the principal balance outstanding was $0.1 million and we were in compliance with our debt covenants.
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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2019 and 2018 (in thousands of dollars):

	Nine Months Ended September 30,
	2019	2018
Cash used in operating activities	$(5,022)	$(12,295)
Cash used in investing activities	(1,633)	(1,420)
Cash provided by financing activities	124,322	57,670

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2019 was $5.0 million. The net loss of $5.1 million includes non-cash charges of $7.0 million of stock-based compensation expense and $2.8 million of depreciation and amortization, which includes $0.8 million of intangible asset amortization. Cash used as a result of changes in operating assets and liabilities was $9.9 million, primarily comprised of an increase in accounts receivable of $10.4 million and increase in supplies of $3.2 million, partially offset by increases in accounts payable and accrued liabilities and deferred rent of $2.5 million and $1.3 million, respectively.

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

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2019 was $1.6 million for the acquisition of property and equipment, net of proceeds from the disposal of property and equipment.

Cash used in investing activities for the nine months ended September 30, 2018 was $1.4 million for the acquisition of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2019 was $124.3 million, consisting of $137.8 million in net proceeds from the issuance of common stock in a public offering in May 2019 and $11.6 million in proceeds from the exercise of options to purchase our common stock and purchase of stock under our Employee Stock Purchase Plan, or ESPP, during the period, partially offset by $24.9 million of loan principal repayments and finance lease payments of $0.2 million.

Cash provided by financing activities for the nine months ended September 30, 2018 was $57.7 million, consisting of $55.0 million in net proceeds from the issuance of common stock in a public offering in the third quarter of 2018, $2.4 million in proceeds from the exercise of options to purchase our common stock and purchase of stock under our ESPP, and $0.4 million in proceeds from a legal settlement, partially offset by capital lease payments of $0.2 million during the period.

Contractual Obligations

In January 2019 and May 2019, we prepaid $12.5 million and $12.4 million of the principal amount of the Term Loan Advance, respectively, under our Loan and Security Agreement. As of September 30, 2019, future principal and end-of-term debt obligation payments due under the Loan and Security Agreement are limited to $1.3 million in 2022. There were no other material changes during the interim period in the contractual obligations presented in our Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on February 25, 2019.

Off-balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842). This ASU is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The ASU is effective for interim and annual periods beginning after December 15, 2018. Additionally, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which offers an additional transition method whereby entities may apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings rather than application of the new leases standard at the beginning of the earliest period presented in the financial statements. We elected this transition method and adopted ASC 842 on January 1, 2019 and as a result, we recorded operating lease right-of-use ("ROU") assets of $9.8 million, including offsetting deferred rent of $4.3 million, along with the associated operating lease liabilities of $14.1 million. On January 1, 2019, we had finance lease ROU assets of $0.8 million and associated finance lease liabilities of $0.3 million for leases we classified as finance leases prior to the adoption of ASC 842. The adoption of ASC 842 had an immaterial impact on our condensed statement of operations and comprehensive loss, condensed statement of stockholders' equity and condensed statement of cash flows for the three-month period ended September 30, 2019 and nine-month period ended September 30, 2019. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard which allowed us to carry forward the historical lease classification. Additional information and disclosures required by this new standard are contained in Note 5, Commitments and Contingencies, in Part I of this Quarterly Report on Form 10-Q.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU requires measurement and recognition of expected credit losses for financial assets. This guidance will become effective for us beginning January 1, 2020 with early adoption permitted. We are currently evaluating the potential effect of this standard on our financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $195.7 million as of September 30, 2019 which include bank deposits, money market funds and overnight reverse repurchase agreements. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited interim condensed financial statements. Under our Loan and Security Agreement, we pay interest on any outstanding balances under this agreement based on a variable market rate. A significant change in these market rates may adversely affect our operating results.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

We have a history of losses, and we expect to incur net losses for the foreseeable future and may never achieve or sustain profitability.

We have incurred net losses since our inception. For the nine months ended September 30, 2019, we had a net loss of $5.1 million and as of September 30, 2019, we had an accumulated deficit of $239.2 million. We expect to incur additional losses in the future, and we may never achieve revenue sufficient to offset our expenses. Over the next couple of years, we expect to continue to devote substantially all of our resources to increase adoption of, and reimbursement for our Afirma, Percepta and Envisia classifiers and the development of additional tests. We may never achieve or sustain profitability, and our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

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

Revenue for tests performed on patients covered by Medicare and UnitedHealthcare was 24% and 11%, respectively, of our revenue for the nine months ended September 30, 2019, compared with 28% and 12%, respectively, for the nine months ended September 30, 2018. Biopharmaceutical service revenue from Johnson and Johnson Servcies, Inc. was 12% and zero percent, respectively, of our revenue for the nine months ended September 30, 2019 and September 30, 2018, respectively. The percentage of our revenue derived from significant payers is expected to fluctuate from period to period as our revenue fluctuates, as additional payers provide reimbursement for our tests or if one or more payers were to stop reimbursing for our tests or change their reimbursed amounts. Effective January 2012, Palmetto GBA, the regional Medicare Administrative Contractor, or MAC, that handled claims processing for Medicare services over our jurisdiction at that time, issued coverage and payment determinations for our Afirma Classifiers now covered by Noridian Healthcare Solutions, the current MAC for our jurisdiction, through the Molecular Diagnostics Services Program, or MolDX program, administered by Palmetto GBA, under a Local Coverage Determination, or LCD.

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

We submit claims to Medicare for Percepta using an unlisted code and are being paid at the rate of $3,220 under the MolDX program. A specific CPT code assigned to Percepta may be required to go through the national payment determination process, and there can be no assurance that the Medicare payment rate the test receives through this process will not be lower than the current payment rate for Percepta. There can also be no assurance that the Medicare payment rate for Percepta will not be reduced when it is set based on volume-weighted median of private payer rates when we are required to report those rates under PAMA.

We submit claims to Medicare for Envisia using an unlisted code under the MolDX program. A specific CPT code assigned to Envisia may be required to go through the national payment determination process, and there can be no assurance that the Medicare payment rate the test receives through this process will not be lower than the current payment rate for Envisia. There can also be no assurance that the Medicare payment rate for Envisia will not be reduced when it is set based on volume-weighted median of private payer rates when we are required to report those rates under PAMA.

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

We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations mandate specific personnel qualifications, facilities administration, quality systems, inspections, and proficiency testing. CLIA certification is also required for us to be eligible to bill state and federal healthcare programs, as well as many private third-party payers. To renew these certifications, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratories. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 in the section titled “Business-Regulation-Clinical Laboratory Improvement Act of 1988, or CLIA,” following a routine July 2018 survey of our Austin laboratory location, in September 2018, CMS determined that because we only collected and processed patient specimens and Thyroid Cytopathology Partners, or TCP, rather than us, performed the patient testing from the Austin laboratory, we did not require a CLIA certificate for the laboratory. As a result, CMS inactivated our Austin laboratory’s CLIA number effective July 2018. While CMS recently reinstated our CLIA number effective as of February 2019, we reversed $0.6 million in previously recognized revenue associated with claims for cytopathology diagnostic services furnished after the date of the July 2018 survey and prior to the reinstatement date. If we in the future fail to maintain CLIA certificates in our South San Francisco or Austin, Texas laboratory locations we would be unable to bill for services provided by state and federal healthcare programs, as well as many private third-party payers, which may have an adverse effect on our business, financial condition and results of operations.

We are also required to maintain state licenses to conduct testing in our laboratories. California, New York, Texas, among other states’ laws, require that we maintain a license and comply with state regulation as a clinical laboratory. Other states may have similar requirements or may adopt similar requirements in the future. In addition, both of our clinical laboratories are required to be licensed on a test-specific basis by New York State. We have received approval for the Afirma, Percepta and Envisia tests. We will be required to obtain approval for other tests we may offer in the future. If we were to lose our CLIA certificate or California license for our South San Francisco laboratory, whether as a result of revocation, suspension or limitation, we would no longer be able to perform our molecular tests, which would eliminate our primary source of revenue and harm our business. If we fail to meet the state licensing requirements for our Austin laboratory, we would need to move the receipt and storage of FNAs, as well as the slide preparation for cytopathology, to South San Francisco, which could result in a delay in processing tests during that transition and increased costs. If we were to lose our licenses issued by New York or by other states where we are required to hold licenses, we would not be able to test specimens from those states. New tests we may develop may be subject to new approvals by regulatory bodies such as New York State, and we may not be able to offer our new tests until such approvals are received.

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

In the CY 2020 Hospital Outpatient Prospective Payment System Proposed Rule, CMS solicited comments on potential revisions to these billing rules. If finalized, these revisions could impact our ability to bill Medicare directly for our Afirma, Percepta, and Envisia classifiers when performed on specimens collected from hospital outpatients. These changes, or others that CMS could make in the future, could negatively impact our business.

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

In January 2017, the FDA issued a "Discussion Paper on Laboratory Developed Tests" following input it received from multiple stakeholders who had commented on its 2014 draft guidance. The FDA specifically states in its Discussion Paper that the proposals contained in the document do not represent a final version of the LDT draft guidance documents and are only designed to provide a possible approach to spark further dialogue. The suggested LDT framework could grandfather many types of LDTs without requiring new premarket review or quality management requirements. It also suggests a four-year phased implementation of the premarket review requirements for some types of tests. In a December 2018 statement, the FDA said that there is a need for “a unified approach to the regulation of in vitro clinical tests to protect patient safety, support innovation, and keep pace with the rapidly evolving technology that’s helping us find new treatments for disease.” The FDA listed key principles of an approach it would support.

In March 2017, a draft bill on the regulation of LDTs, entitled "The Diagnostics Accuracy and Innovation Act", or DAIA, was released for discussion. In December 2018, the sponsors of DAIA released a new version of the legislation called the “Verifying Accurate, Leading-edge IVCT Development Act, or VALID Act. The VALID Act proposes a risk-based approach to regulate LDTs and creates a new in vitro clinical test category, which includes LDTs, and a regulatory structure under the FDA. As proposed, the bill would create a precertification program for lower risk tests not otherwise required to go through premarket review. It would grandfather existing tests but would allow the FDA to subject otherwise grandfathered tests to premarket review under certain conditions. We cannot predict whether this draft bill will become legislation and cannot quantify the effect of this draft bill on our business.

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

Billing for clinical laboratory testing services is complex, time-consuming and expensive. Depending on the billing arrangement and applicable law, we bill various payers, including Medicare, insurance companies and patients, all of which have different billing requirements. We generally bill third-party payers for our diagnostic tests and pursue reimbursement on a case-

by-case basis where pricing contracts are not in place. To the extent laws or contracts require us to bill patient co-payments or co-insurance, we must also comply with these requirements. We may also face increased risk in our collection efforts, including potential write-offs of accounts receivable and long collection cycles, which could adversely affect our business, results of operations and financial condition.

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

We apply for and in-license patents covering our products and technologies and uses thereof, as we deem appropriate, however we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. We have 25 issued patents that expire between 2029 and 2032 related to methods used in the Afirma diagnostic platform, in addition to 17 pending U.S. utility patent applications and one Patent Cooperation Treaty, or PCT, application. Some of these U.S. utility patent applications have pending foreign counterparts. We also exclusively licensed intellectual property, including rights to six issued patents that will expire between 2030 and 2035, and two pending U.S. utility patent applications in the thyroid space that would expire between 2030 and 2033 once issued, related to methods that are used in the Afirma diagnostic test, some of which have foreign counterparts. In the lung diagnostic space, we have exclusively licensed intellectual property rights to 13 pending patent applications and eight issued patents. Patents issuing from the licensed portfolio will expire between 2024 and 2028. In addition, we own a pending PCT patent application, a pending U.S. utility patent application, three U.S. provisional patent applications, and pending foreign counterpart patent applications in Australia, Canada, China, Europe, Japan, and South Korea related to our Percepta test. We also own one U.S. patent application and one counterpart European patent application related to another lung disease, and four pending U.S. patent applications, one granted patent abroad and ten patent applications abroad related to Envisia. Any patents granted from our current lung cancer patent applications will expire no earlier than 2035 and those from the interstitial lung disease patent applications will expire no earlier than 2034. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. We may not be successful in defending any challenges made against our patents or patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents and increased competition to our business. The outcome of patent litigation can be uncertain and any attempt by us to enforce our patent rights against others may not be successful, or, if successful, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal controls on an annual basis. If we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We have only recently compiled the systems, processes and documentation necessary to comply with Section 404 of the Sarbanes-Oxley Act. We will need to maintain and enhance these processes and controls as we grow, and we will require additional management and staff resources to do so. Additionally, even if we conclude our internal controls are effective for a given period, we may in the future identify one or more material weaknesses in our internal controls, in which case our management will be unable to conclude that our internal control over financial reporting is effective. We ceased being an emerging growth company on December 31, 2018, and are now required to include an attestation report from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting annually. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.

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

Date: October 22, 2019

VERACYTE, INC.

By:	/s/ MARK HO
Mark Ho Principal Accounting Officer