Form 10-Q
period 2020-03-31
VERACYTE, INC.
filed 2020-05-06
CIK 1384101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________

FORM 10-Q
  ________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

As of April 30, 2020, there were 50,053,437 shares of common stock, par value $0.001 per share, outstanding.

VERACYTE, INC.

i

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

VERACYTE, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$153,132	$159,317
Accounts receivable	19,091	19,329
Supplies	6,094	6,806
Prepaid expenses and other current assets	3,045	2,235
Total current assets	181,362	187,687
Property and equipment, net	8,788	8,933
Right-of-use assets - operating lease	8,576	8,808
Finite-lived intangible assets, net	63,744	65,019
Goodwill	2,725	2,725
Restricted cash	603	603
Other assets	1,302	1,437
Total assets	$267,100	$275,212
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,665	$2,328
Accrued liabilities	10,079	13,734
Current portion of operating lease liability	1,450	1,407
Total current liabilities	19,194	17,469
Long-term debt	748	694
Acquisition-related contingent consideration	5,604	6,088
Operating lease liability, net of current portion	11,132	11,506
Total liabilities	36,678	35,757
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 49,999,923 and 49,625,341 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	50	50
Additional paid-in capital	488,773	486,090
Accumulated deficit	(258,401)	(246,685)
Total stockholders’ equity	230,422	239,455
Total liabilities and stockholders’ equity	$267,100	$275,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue:
Testing revenue	$26,991	$25,389
Product revenue	3,409	—
Biopharmaceutical revenue	722	4,140
Total Revenue	31,122	29,529
Operating expenses:
Cost of testing revenue	10,568	8,513
Cost of product revenue	1,559	—
Cost of biopharmaceutical revenue	116	—
Research and development	4,407	3,435
Selling and marketing	17,584	12,477
General and administrative	7,813	6,904
Intangible asset amortization	1,275	267
Total operating expenses	43,322	31,596
Loss from operations	(12,200)	(2,067)
Interest expense	(55)	(303)
Other income, net	539	453
Net loss and comprehensive loss	$(11,716)	$(1,917)
Net loss per common share, basic and diluted	$(0.24)	$(0.05)
Shares used to compute net loss per common share, basic and diluted	49,792,631	41,168,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2019	49,625	$50	$486,090	$(246,685)	$239,455
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	314	—	981	—	981
Issuance of common stock under employee stock purchase plan (ESPP)	61	—	1,101	—	1,101
Tax portion of vested restricted stock units	—	—	(2,304)		(2,304)
Stock-based compensation expense (employee)	—	—	2,551	—	2,551
Stock-based compensation expense (ESPP)	—	—	354	—	354
Net loss and comprehensive loss	—	—	—	(11,716)	(11,716)
Balance at March 31, 2020	50,000	$50	$488,773	$(258,401)	$230,422

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2018	40,863	$41	$313,800	$(234,086)	$79,755
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	566	1	4,239	—	4,240
Issuance of common stock under ESPP	80	—	491	—	491
Tax portion of vested restricted stock units	—	—	(556)	—	(556)
Stock-based compensation expense (employee)	—	—	1,598	—	1,598
Stock-based compensation expense (non-employee)	—	—	20	—	20
Stock-based compensation expense (ESPP)	—	—	141	—	141
Net loss and comprehensive loss	—	—	—	(1,917)	(1,917)
Balance at March 31, 2019	41,509	$42	$319,733	$(236,003)	$83,772

  The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(11,716)	$(1,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,972	945
Gain on disposal of property and equipment	—	(16)
Stock-based compensation	2,905	1,759
Amortization of debt issuance costs	—	8
Interest on end-of-term debt obligation	54	64
Write-down of excess supplies	1,088	—
Noncash lease expense	232	212
Revaluation of acquisition-related contingent consideration	(484)	—
Changes in operating assets and liabilities:
Accounts receivable	238	(3,447)
Supplies	(376)	(366)
Prepaid expenses and other current assets	(818)	(11)
Operating lease liability	(331)	(292)
Other assets	135	37
Accounts payable	5,450	1,726
Accrued liabilities	(3,650)	287
Net cash used in operating activities	(5,301)	(1,011)
Investing activities
Purchases of property and equipment	(665)	(765)
Proceeds from disposal of property and equipment	—	16
Net cash used in investing activities	(665)	(749)
Financing activities
Payment of long-term debt	—	(12,500)
Payment of finance lease liability	—	(75)
Payment of taxes on vested restricted stock units	(2,304)	(556)
Proceeds from the exercise of common stock options and employee stock purchases	2,085	4,737
Net cash used in financing activities	(219)	(8,394)
Net decrease in cash, cash equivalents and restricted cash	(6,185)	(10,154)
Cash, cash equivalents and restricted cash at beginning of period	159,920	78,598
Cash, cash equivalents and restricted cash at end of period	$153,735	$68,444
Supplementary cash flow information:
Purchases of property and equipment included in accounts payable and accrued liability	$113	$95
Interest paid on debt	$1	$228

Cash, Cash Equivalents and Restricted Cash:

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$153,132	$159,317
Restricted cash	603	603
Total cash, cash equivalents and restricted cash	$153,735	$159,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Notes to Financial Statements
(unaudited)

1. Organization and Description of Business
Veracyte, Inc., or Veracyte, or the Company, is a global genomic diagnostics company that improves patient care by providing answers to clinical questions to inform diagnosis and treatment decisions throughout the patient journey in cancer and other diseases. The Company’s growing menu of genomic tests leverage advances in genomic science and technology to change care for patients, enabling them to avoid risky, costly procedures and quicken time to appropriate treatment. With Veracyte’s exclusive global access to a best-in-class diagnostics instrument platform, the Company is positioned to deliver its tests to patients worldwide through laboratories and hospitals that can perform the tests locally.

Veracyte was incorporated in the state of Delaware on August 15, 2006 as Calderome, Inc. Calderome operated as an incubator until early 2008. On March 4, 2008, the Company changed its name to Veracyte, Inc. The Company’s operations are based in South San Francisco, California and Austin, Texas, and it operates in one segment.

The Company performs its genomic tests for thyroid cancer, lung cancer and idiopathic pulmonary fibrosis, or IPF, in its CLIA-certified laboratory in South San Francisco, California. In December 2019, the Company announced the exclusive global diagnostics license to the NanoString nCounter FLEX Analysis System, and the acquisition of the Prosigna breast cancer prognostic gene signature assay, which is commercially available, and the LymphMark lymphoma subtyping assay, which is in development. Both tests are designed for use on the nCounter system.

The Company offers genomic tests in four disease areas: thyroid cancer; lung cancer; IPF and breast cancer.

Thyroid Cancer - Afirma Genomic Sequencing Classifier and Xpression Atlas. The Company's Afirma offerings comprise the Afirma GSC and Xpression Atlas, which help guide next steps for patients with potentially cancerous thyroid nodules. The offerings are intended to provide physicians with clinically actionable results from a single fine needle aspiration, or FNA biopsy. The Afirma GSC was developed with RNA whole-transcriptome sequencing and machine learning, and is used to identify patients with benign thyroid nodules among those with indeterminate cytopathology results in order to rule out unnecessary thyroid surgery.

The Afirma Xpression Atlas complements the Afirma GSC by providing genomic alteration content from the same FNA samples used in Afirma GSC testing to help physicians decide with greater confidence on the surgical or therapeutic pathway for their patients. The Company commercially launched the Afirma Xpression Atlas in 2018 and in April 2020 introduced an expanded version of the test, which includes significantly more genomic content.

Lung Cancer - Percepta Genomic Sequencing Classifier. The Percepta classifier improves lung cancer diagnosis when diagnostic bronchoscopy results are inconclusive. This second-generation test was developed using the Company's RNA whole-transcriptome sequencing and machine learning platform and was commercially introduced in June 2019. The Percepta classifier identifies patients with lung nodules who are at low risk of cancer and may avoid further, invasive procedures as well as patients at high risk of cancer so they may obtain faster diagnosis and treatment. The test is built upon foundational "field of injury" science - through which genomic changes associated with lung cancer in current and former smokers can be identified with a simple brushing of a person's airway - without the need to sample the often hard-to-reach nodule directly.

IPF - Envisia Genomic Classifier. The Envisia classifier improves diagnosis of IPF by helping physicians better differentiate IPF from other interstitial lung diseases, or ILDs, without the need for surgery. The test identifies the genomic pattern of usual interstitial pneumonia, or UIP, a hallmark of IPF, with high accuracy on patient samples that are obtained through transbronchial biopsy, a nonsurgical procedure that is commonly used in lung evaluation.

Breast Cancer - Prosigna Breast Cancer Prognostic Gene Signature Assay. The Prosigna test, acquired in December 2019 through the Company's strategic transaction with NanoString, uses advanced genomic technology to inform next steps for patients with early-stage breast cancer, based on the genomic make-up of their disease. The test uses a set of 50 genes known as the PAM50 gene signature and can provide a breast cancer patient and physician with prognostic score that indicates the probability of cancer recurrence over ten years. Physicians use Prosigna to help guide therapeutic decisions so that patients receive a therapeutic intervention, such as

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
chemotherapy, only if clinically warranted. Patient test results outside of the United States include intrinsic breast cancer subtypes to complement the risk-of-recurrence score.

The Company’s approach also provides multiple opportunities for partnerships with biopharmaceutical companies. In developing its products, the Company has built or gained access to unique biorepositories, proprietary technology and bioinformatics that it believes are important to the development of new targeted therapies, determining clinical trial eligibility and guiding treatment selection.

The Company's testing services are performed in its clinical reference laboratories located in South San Francisco, California and Austin, Texas. The Prosigna test kits and associated products are sold to laboratories and hospitals in global markets.
Basis of Presentation
The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of March 31, 2020, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2020 and 2019, the condensed consolidated statements of stockholders' equity for the three months ended March 31, 2020 and 2019, and the condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results, stockholders' equity and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2019 has been derived from audited financial statements. The results for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the full year or any other period.
The accompanying interim period condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Reclassifications

Certain prior period balances have been reclassified to conform to current period presentation of the Company’s condensed consolidated financial statements and accompanying notes. Such reclassifications have no effect on previously reported results of operations, retained earnings or consolidated balance sheet totals; however, for the period ended March 31, 2019, the Company reclassified $212,000 of changes in operating assets and liabilities to noncash lease expense in the statement of cash flows.

Use of Estimates
The preparation of unaudited interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Items subject to such estimates include: revenue recognition; write-down of supplies; the useful lives of property and equipment; the recoverability of long-lived assets; the incremental borrowing rate for leases; the estimation of the fair value of intangible assets and contingent consideration; stock options; income tax uncertainties, including a valuation allowance for deferred tax assets; and contingencies. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and assumptions.
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

VERACYTE, INC.
Notes to Financial Statements
(unaudited)

Cash and Cash Equivalents

The Company considers demand deposits in a bank, money market funds and highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents include overnight reverse repurchase agreements which are tri-party repurchase agreements and have maturities of three months or less at the time of investment and are collateralized by U.S. treasury and agency securities of at least 102% of the principal amount. In a tri-party repurchase agreement, a third-party custodian bank functions as an independent intermediary to facilitate transfer of cash and holding the collateral on behalf of the underlying investor for the term of the agreement thereby minimizing risk and exposure to both parties. These overnight reverse repurchase agreements are included within cash equivalents due to their high liquidity and relatively low risk. There were no overnight reverse repurchase agreements at March 31, 2020.

Concentrations of Credit Risk and Other Risks and Uncertainties
The worldwide spread of coronavirus, or COVID-19, has created significant uncertainty in the global economy. There have been no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of COVID-19 and the extent to which COVID-19 impacts the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict. If the financial markets or the overall economy are impacted for an extended period, the Company’s liquidity, revenues, supplies, goodwill and intangibles may be adversely affected

The majority of the Company’s cash and cash equivalents are deposited with one major financial institution in the United States. Deposits in this institution may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.
Several of the components of the Company’s sample collection kit and test reagents, and its nCounter FLEX Analysis System and related test kits are obtained from single-source suppliers. If these single-source suppliers fail to satisfy the Company’s requirements on a timely basis, it could suffer delays in being able to deliver its diagnostic solutions, a possible loss of revenue, or incur higher costs, any of which could adversely affect its operating results.
The Company is also subject to credit risk from its accounts receivable related to its sales. Credit risk for accounts receivable from testing revenue is incorporated in testing revenue accrual rates as the Company assesses historical collection rates and current developments to determine accrual rates and amounts the Company will ultimately collect. The Company generally does not perform evaluations of customers’ financial condition for testing revenue and generally does not require collateral. The Company assesses credit risk and the amount of accounts receivable the Company will ultimately collect for product, biopharmaceutical and collaboration revenue based on collection history, current developments and credit worthiness of the customer. The estimate of credit losses is not material at March 31, 2020.
Through March 31, 2020, most of the Company’s revenue has been derived from the sale of Afirma. To date, Afirma has been delivered primarily to physicians in the United States. The Company’s third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended March 31,
	2020	2019
Medicare	25%	21%
Johnson and Johnson Services, Inc.	*	13%
UnitedHealthcare	11%	11%
	36%	45%

*Less than 10%

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
The Company’s third-party payers and other customers in excess of 10% of accounts receivable and their related accounts receivable balance as a percentage of total accounts receivable were as follows at the following dates:

	March 31, 2020	December 31, 2019
Johnson and Johnson Services, Inc.	*	10%
Medicare	14%	15%

*Less than 10%
Restricted Cash
The Company had deposits of $603,000 included in long-term assets as of March 31, 2020 and December 31, 2019, restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of the Company’s South San Francisco facility.
Revenue Recognition
Testing Revenue

The Company recognizes testing revenue in accordance with the provisions of ASC 606, Revenue from Contracts with Customers, or ASC 606. Most of the Company’s revenue is generated from the provision of testing services. These services are completed upon the delivery of test results to the prescribing physician, at which time the Company bills for the services. The Company recognizes revenue related to billings based on estimates of the amount that will ultimately be realized. In determining the amount to accrue for a delivered test, the Company considers factors such as payment history, payer coverage, whether there is a reimbursement contract between the payer and the Company, payment as a percentage of agreed upon rate (if applicable), amount paid per test and any current developments or changes that could impact reimbursement. These estimates require significant judgment by management.
For the three months ended March 31, 2019, the Company changed its testing revenue estimates due to actual and anticipated cash collections for tests delivered in 2018 or prior years and recognized additional revenue of $0.6 million, which resulted in a decrease in the Company's loss from operations of $0.6 million and a decrease in loss per share of $0.02 for the three months ended March 31, 2019. The change in testing revenue estimates for the three months ended March 31, 2020 was not material.

Product Revenue

The Company began recognizing product revenue in December 2019, when the Company executed an agreement with NanoString for the exclusive global license to the nCounter platform and acquisition of products for diagnostic use. More details on this agreement are in Note 4 - Business Combination.

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

Biopharmaceutical and Collaboration Revenue

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
From time to time, the Company enters into arrangements for research and development and/or laboratory services. Such arrangements may require the Company to deliver various rights, services and/or samples, including intellectual property rights/licenses, R&D services, and/or laboratory services. The underlying terms of these arrangements generally provide for consideration to the Company in the form of nonrefundable upfront license fees, development and commercial performance milestone payments, royalty payments, and/or profit sharing.

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

Net sales of data or other services to our customers are classified under biopharmaceutical revenue, and all other non-customer revenue, such as milestones, are classified under collaboration revenue in our consolidated statements of operations and comprehensive loss. There was no collaboration revenue in the three months ended March 31, 2020 and 2019.

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

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
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

Services Agreement with Loxo Oncology

On April 9, 2018, the Company entered into an agreement with Loxo Oncology, Inc., or Loxo, whereby the Company agreed to provide certain tissue samples and other services in exchange for agreed-upon fees. The agreement has a term of one year with an automatic renewal of one year and Loxo may terminate the agreement at any time with at least 90 days' notice. As of March 31, 2020, the agreement has not been terminated. The Company evaluated the accounting for this agreement under ASC 606 and concluded the performance obligations thereunder are the delivery of tissue samples and performance of services, both of which are distinct. For the three months ended March 31, 2019, the Company recognized revenue of $90,000 for the delivery of tissue samples. There were no deliveries of tissue samples for the three months ended March 31, 2020. The Company recognized revenue of $250,000 for the performance of services for each of the three months ended March 31, 2020 and 2019, respectively. The cost of revenue associated with revenue recognized under the agreement with Loxo is not significant. There was no deferred revenue related to this agreement at either March 31, 2020 or December 31, 2019.
Diagnostic Development Agreement with Johnson & Johnson

On December 28, 2018, the Company entered into a diagnostics development agreement with Johnson and Johnson Services, Inc., or JJSI, (i) to cooperate on a program to enable the Company to use JJSI samples and clinical data to develop a next generation bronchial genomic classifier diagnostic for lung cancer diagnosis, or Percepta v.2, and a nasal genomic classifier diagnostic for lung cancer and (ii) for JJSI to use Veracyte data generated in two Veracyte development programs for therapeutic purposes and for purposes of developing a companion diagnostic product used in conjunction with a JJSI therapeutic. The Company granted a license to JJSI with the right to use data and under the Company's intellectual property rights for JJSI's therapeutic purposes, including the development and commercialization of a companion diagnostic for its products, from the Percepta v.2 and Nasal programs. The license granted to JJSI is not distinct from other performance obligations as JJSI receives benefit only when other performance obligations are met.
Under the terms of the agreement, the Company will provide data from its RNA whole-transcriptome sequencing platform to JJSI in exchange for $7.0 million in payments from JJSI. The Company is also entitled to additional payments from JJSI of up to $13.0 million, conditioned upon the achievement of certain milestones relating to the development and reimbursement of the Percepta v.2 and Nasal tests. For a period of ten years commencing with the first commercial sale of the Percepta v.2 and Nasal tests, respectively, the Company will make payments to JJSI of one percent of net cash collections for Percepta v.2 and in the low-single digits of net cash collections for the Nasal test, depending on the number and timing of JJSI samples and associated clinical data the Company receives from JJSI.

The JJSI agreement is considered to be within the scope of ASC 808, as the parties are active participants and exposed to the risks and rewards of the collaborative activity. The Company evaluated the terms of the JJSI agreement and has analogized to ASC 606 for the delivery of RNA whole-transcriptome sequencing data to JJSI under the collaborative arrangement, which the Company believes is a distinct service for which JJSI meets the definition of a customer. Using the concepts of ASC 606, the Company has identified the delivery of data as its only performance obligation. The Company further determined that the transaction price under the arrangement was the $7.0 million in payments which was allocated to the obligation to deliver data. The $13.0 million in future potential payments is considered variable consideration because the Company determined that the potential payments are contingent upon

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
regulatory and commercialization milestones that are uncertain to occur and, as such, were not included in the transaction price, and will be recognized accordingly as each potential payment becomes probable.

The Company recognized revenue of $7.0 million and $4.0 million during 2019 for the provision of data and fulfillment of obligations relating to Percepta v.2 and Nasal program development milestones, respectively. There was no revenue for the three months ended March 31, 2020. For the three months ended March 31, 2019, the Company recognized revenue of $3.8 million for the provision of data relating to Percepta v.2, classified under biopharmaceutical revenue in the consolidated statement of operations and comprehensive loss. There was no accounts receivable from JJSI at March 31, 2020 and accounts receivable from JJSI was $2.0 million at December 31, 2019. There was no deferred revenue related to this agreement at March 31, 2020 and December 31, 2019.
Collaboration Agreement with AstraZeneca Group

On December 23, 2019, the Company entered into an agreement with Acerta Pharma B.V., or Acerta, a member of AstraZeneca Group whereby the Company agreed to provide genomic information that will support Acerta’s development of oncology therapeutics. Acerta will pay the Company for certain development activities and pay milestones to the Company for the achievement of development milestones. For the three months ended March 31, 2020, the Company recognized $0.1 million of revenue for certain development costs activities and accounts receivable from Acerta was $0.1 million at March 31, 2020. The agreement will be accounted for in accordance with the policy on collaborative arrangements, as mentioned in this footnote.

Biopharmaceutical Services Agreement

During the quarter ended March 31, 2020, the Company entered into an agreement to provide research and development services of $0.5 million for which the Company recognized $0.3 million of biopharmaceutical revenue for the three months ended March 31, 2020.

Cost of Testing Revenue

The components of our cost of testing services are laboratory expenses, sample collection expenses, compensation expense, license fees and royalties, depreciation and amortization, other expenses such as equipment and laboratory supplies, and allocations of facility and information technology expenses. Costs associated with performing tests are expensed as the test is processed regardless of whether and when revenue is recognized with respect to that test. Cost of testing revenue for the three months ended March 31, 2020 included $1.1 million write-down of supplies for the potential expiration of reagents due to an anticipated decline in volumes resulting from the COVID-19 pandemic.

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

Cost of Biopharmaceutical Revenue

Cost of biopharmaceutical revenue consists of costs of performing activities under arrangements that require the Company to perform research and development services on behalf of a customer pursuant to a biopharmaceutical service agreement.

Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings and report credit losses using an expected losses model rather than the incurred losses model that was previously used, and establishes additional disclosures related to credit

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
risks. This guidance became effective for the Company beginning January 1, 2020. Based on the composition of its trade receivables, investment portfolio and other financial assets, current economic conditions and historical credit loss activity, the adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

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

In August 2018 the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard clarifies the accounting for implementation costs in cloud computing arrangements. This standard became effective for the Company on January 1, 2020, and was adopted on a prospective basis with no material impact on the Company's condensed consolidated financial statements.

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

	Three Months Ended March 31,
	2020	2019
Shares of common stock subject to outstanding options	4,760,128	5,670,819
Employee stock purchase plan	19,857	25,672
Restricted stock units	936,524	538,759
Total common stock equivalents	5,716,509	6,235,250

3. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands of dollars):

	March 31, 2020	December 31, 2019
Accrued compensation expenses	$7,497	$10,100
Accrued other	2,582	3,634
Total accrued liabilities	$10,079	$13,734

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
4. Business Combination

On December 3, 2019, the Company executed an agreement with NanoString for the exclusive global diagnostics license to the nCounter FLEX Analysis System, and the acquisition of the Prosigna breast cancer prognostic gene signature assay, and the LymphMark lymphoma subtyping assay. The strategic transaction positions the Company to expand its genomic diagnostics business globally, with the ability to deliver its advanced genomic tests to physicians and their patients via hospital and clinical laboratories throughout the European Union and other parts of the world. The Company has accounted for this agreement under Accounting Standards Codification 805, Business Combinations. Pursuant to the terms of the agreement, Veracyte paid NanoString $40.0 million in cash and $10.0 million in Veracyte common stock, and may pay up to an additional $10.0 million in cash, contingent upon the commercial launch of Veracyte diagnostic tests for use on the platform. This contingency was valued at $6.1 million as of the acquisition date and as of December 31, 2019, recorded as a liability, and will be remeasured to fair value at each reporting date until the contingent consideration is settled. As of March 31, 2020, this contingency was remeasured to $5.6 million with the corresponding change included in general and administrative expense in the Company's condensed consolidated statements of operations and comprehensive loss.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. This acquisition includes $1.7 million of goodwill which the Company believes consists principally of the organized workforce that will help the Company execute its strategic plans in relation to the assets acquired. In accordance with ASC 350, goodwill will not be amortized but will be tested for impairment at least annually. As of March 31, 2020, goodwill is not deductible for tax purposes, however, if contingent consideration is paid at a future date, the portions of contingent consideration paid and allocated to the intangible assets for tax purposes will be tax deductible. The accounting for this acquisition is preliminary and will be finalized upon completion of the analysis of certain contracts acquired and executed as part of this acquisition along with the impact on goodwill, should there be any.

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
5. Fair Value Measurements

The Company records its financial assets and liabilities at fair value. The carrying amounts of certain financial instruments of the Company, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

•Level I: Inputs which include quoted prices in active markets for identical assets and liabilities;

•Level II: Inputs other than Level I that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•Level III: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair value of the Company’s financial assets includes money market funds, overnight reverse repurchase agreements and a deposit for the lease of the Company's South San Francisco facility. Money market funds, included in cash and cash equivalents in the accompanying condensed consolidated balance sheets, were $150.7 million and $57.6 million as of March 31, 2020 and December 31, 2019, respectively, and are Level I assets as described above. Overnight reverse repurchase agreements, included in cash and cash equivalents in the accompanying condensed consolidated balance sheets, were zero and $100.0 million as of March 31, 2020 and December 31, 2019, respectively, and are Level II assets as described above. There were no unrealized gains or losses from overnight reverse repurchase agreements at March 31, 2020 and December 31, 2019. The deposit for the lease, included in restricted cash in the accompanying condensed consolidated balance sheets, was $603,000 as of March 31, 2020 and December 31, 2019, and is a Level I asset as described above.

The contingent consideration in Note 4, Business Combination, associated with the agreement with NanoString on December 3, 2019, is a Level III financial liability. The estimation of the fair value of the contingent consideration is based on the present value of the expected payments calculated by assessing the likelihood of when the related milestones would be achieved, discounted using the Company's estimated borrowing rate. These estimates form the basis for making judgments about the carrying value of the contingent consideration that are not readily apparent from other sources. Changes to the forecasts for the achievement of the milestones and the estimates of the borrowing rate can significantly affect the estimated fair value of the contingent consideration.

6. Commitments and Contingencies

Operating Leases

The Company leases its headquarters and laboratory facilities in South San Francisco, California under a non-cancelable lease agreement for approximately 59,000 square feet. The lease began in June 2015 and ends in March 2026 and contains extension of lease term and expansion options. The Company had deposits of $603,000 included in long-term assets as of March 31, 2020 and December 31, 2019, restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of the South San Francisco facility.

The Company also leases laboratory and office space in Austin, Texas under a lease that expires in January 2029 and includes options for expansion and early termination in 2025. The Company provided a cash security deposit for this lease of $139,000, included in other assets in the Company’s condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2020 are as follows (in thousands of dollars):

VERACYTE, INC.
Notes to Financial Statements
(unaudited)

Year Ending December 31,
Remainder of 2020	$1,760
2021	2,401
2022	2,472
2023	2,543
2024	2,614
Thereafter	4,227
Total future minimum lease payments	16,017
Less: amount representing interest	3,435
Present value of future lease payments	12,582
Less: short-term lease liabilities	1,450
Long-term lease liabilities	$11,132

The Company recognizes operating lease expense on a straight-line basis over the non-cancelable lease period. Operating lease expense was $474,000 and $476,000 for the three months ended March 31, 2020 and 2019, respectively.

Contingencies

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its condensed consolidated financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company believes there is no legal proceeding pending that could have, either individually or in the aggregate, a material adverse effect on the Company’s condensed consolidated financial statements.

7. Debt

Loan and Security Agreement

On November 3, 2017, the Company entered into a loan and security agreement, or Loan and Security Agreement, with Silicon Valley Bank. The Loan and Security Agreement allows the Company to borrow up to $35.0 million, with a $25.0 million advance term loan, or Term Loan Advance, and a revolving line of credit of up to $10.0 million, or Revolving Line of Credit. The Term Loan Advance was advanced upon the closing of the Loan and Security Agreement and was used to pay the outstanding balance of the Company’s existing long-term debt, which was canceled at that date. The Company had not drawn on the Revolving Line of Credit as of March 31, 2020. Borrowings under the Loan and Security Agreement mature on October 1, 2022. Amounts may be borrowed and repaid under the Revolving Line of Credit up until the earliest of full repayment or maturity of the Loan and Security Agreement, termination of the Loan and Security Agreement, or October 1, 2022.

The Term Loan Advance bears interest at a variable rate equal to (i) the thirty-day U.S. London Interbank Offer Rate, or LIBOR, plus (ii) 4.20%, with a minimum rate of 5.43% per annum. Principal amounts outstanding under the Revolving Line of Credit bear interest at a variable rate equal to (i) LIBOR plus (ii) 3.50%, with a minimum rate of 4.70% per annum. The average Term Loan Advance interest rate for the three months ended March 31, 2020 was 5.8%.

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

In addition, a final payment on the Term Loan Advance in the amount of $1.2 million is due upon the earlier of the maturity date of the Term Loan Advance or its payment in full. The Loan and Security Agreement contains customary

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
representations, warranties, and events of default such as a material adverse change in the Company's business, operations or financial condition, as well as affirmative and negative covenants. The negative covenants include, among other provisions, covenants that limit or restrict the Company's ability to incur liens, make investments, incur indebtedness, merge with or acquire other entities, dispose of assets, make dividends or other distributions to holders of its equity interests, engage in any new line of business, or enter into certain transactions with affiliates, in each case subject to certain exceptions. The Company’s obligations under the Loan and Security Agreement are secured by substantially all of its assets (excluding intellectual property), subject to certain customary exceptions. The Loan and Security Agreement also requires the Company to achieve certain revenue levels tested quarterly on a trailing twelve-month basis. However, failure to maintain the revenue levels will not be considered a default if the sum of the Company’s unrestricted cash and cash equivalents maintained with Silicon Valley Bank and amount available under the Revolving Line of Credit is at least $40.0 million. As of March 31, 2020, the Company was in compliance with the loan covenants.

The net debt obligation for borrowings made under the Loan and Security Agreement was as follows (in thousands of dollars):

	March 31, 2020	December 31, 2019
Debt principal	$100	$100
End-of-term debt obligation	648	594
Net debt obligation	$748	$694

Future principal and end-of-term debt obligation payments under the Loan and Security Agreement are $1.3 million and due in 2022.

The end-of-term debt obligation accretes over the term of the Loan and Security Agreement until maturity and is included in interest expense in the Company's condensed consolidated statements of operations and comprehensive loss.

8. Stockholders’ Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows:

	March 31, 2020	December 31, 2019
Stock options and restricted stock units issued and outstanding	5,988,461	5,562,484
Stock options and restricted stock units available for grant under stock option plans	3,200,200	1,954,804
Common stock available for the Employee Stock Purchase Plan	112,226	173,168
Total	9,300,887	7,690,456

9. Thyroid Cytopathology Partners

The Company has an agreement with a specialized pathology practice, Thyroid Cytopathology Partners, ("TCP"), to provide testing services to the Company, or TCP Agreement.  The TCP Agreement is effective through October 31, 2022, and thereafter automatically renews every year unless either party provides notice of intent not to renew at least 12 months prior to the end of the then-current term. Under the TCP Agreement, the Company pays TCP based on a fixed price per test schedule which is reviewed periodically for changes in market pricing, and the TCP Agreement included a clause allowing TCP to sublease a portion of the Company's facility in Austin, Texas.  The Company does not have an ownership interest in or provide any form of financial or other support to TCP.  The Company previously concluded that TCP represented a variable interest entity as a result of the facility arrangement clause, but that the Company was not the primary beneficiary as it did not have the ability to direct the activities that most significantly impacted TCP's economic performance, and therefore did not consolidate TCP.  On February 14, 2019, the TCP Agreement was amended to remove the facility clause.  Accordingly, the Company believes TCP was no longer a variable interest entity as of that date.

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
TCP's portion of rent and related operating expenses reimbursed to the Company for the shared space at the Austin, Texas facility was $11,000 for the three months ended March 31, 2019, and is included in other income, net in the Company’s condensed consolidated statements of operations and comprehensive loss.

10. Income Taxes

The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2020 and 2019. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The Company does not expect the provisions of the legislation to have a significant impact on the effective tax rate of the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "expects," "anticipates," "intends," "estimates," "plans," "believes," "continuing," "ongoing," and similar expressions are intended to identify forward-looking statements. These are statements that relate to future events and include, but are not limited to, the factors that may impact our financial results; our expectations regarding revenue; our expectations with respect to our future research and development, general and administrative and selling and marketing expenses and our anticipated uses of our funds; the impact of the COVID-19 pandemic on our business and the U.S. and global economies; our beliefs with respect to the optimization of our processes for the analysis of ribonucleic acid, or RNA, samples; our integration of the assets acquired from NanoString Technologies, Inc.; our ability to deploy the nCounter FLEX Analysis System successfully and run our tests on this platform worldwide; our beliefs with respect to the optimization of our processes for the analysis of ribonucleic acid, or RNA, samples; our collaboration with Johnson & Johnson Services, Inc.; our belief in the importance of maintaining libraries of clinical evidence; our expectations regarding capital expenditures; our anticipated cash needs and our estimates regarding our capital requirements; the timing and success of our transition to a single platform for all of our classifiers and tests; our ability to maintain Medicare coverage for each of our tests; our need for additional financing; potential future sources of cash; our business strategy and our ability to execute our strategy; our ability to achieve and maintain reimbursement from third-party payers at acceptable levels and our expectations regarding the timing of reimbursement; the estimated size of the global markets for our tests; the estimated number of patients who receive uncertain diagnoses who are candidates for our test; the attributes and potential benefits of our tests and any future tests we may develop to patients, physicians and payers; the factors we believe drive demand for and reimbursement of our tests; our ability to sustain or increase demand for our tests; our intent to expand into other clinical areas; our ability to develop new tests, and the timeframes for development or commercialization; our ability to get our data and clinical studies accepted in peer-reviewed publications; our dependence on and the terms of our agreement with TCP, and on other strategic relationships, and the success of those relationships; our beliefs regarding our laboratory capacity; the potential for future clinical studies to contradict or undermine previously published clinical study results; the applicability of clinical results to actual outcomes; our expectations regarding our international expansion; the occurrence, timing, outcome or success of clinical trials or studies; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive position; our compliance with federal, state and international regulations; the potential impact of regulation of our tests by the Food and Drug Administration, or FDA, or other regulatory bodies; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business; the impact of seasonal fluctuations and economic conditions on our business; our belief that we have taken reasonable steps to protect our intellectual property; our belief that our intellectual property will develop and maintain our competitive position; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; and anticipated trends and challenges in our business and the markets in which we operate. We caution you that the foregoing list does not contain all of the forward-looking statements made in this report.

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

Overview

        We are a global genomic diagnostics company that improves patient care by providing answers to clinical questions to inform diagnosis and treatment decisions throughout the patient journey in cancer and other diseases. The Company’s growing menu of genomic tests leverage advances in genomic science and technology to change care for patients, enabling them to avoid risky, costly procedures and quicken time to appropriate treatment. With Veracyte’s exclusive global access to a best-in-class diagnostics instrument platform, the Company is positioned to deliver its tests to patients worldwide through laboratories and hospitals that can perform the tests locally.

We perform our genomic tests for thyroid cancer, lung cancer and idiopathic pulmonary fibrosis, or IPF, in our CLIA-certified laboratory in South San Francisco, California. In December 2019, we announced an exclusive global diagnostics license to the nCounter® FLEX Analysis System from NanoString Technologies, Inc., or NanoString, as well as the acquisition of the Prosigna® breast cancer prognostic gene signature assay, which is commercially available, and the LymphMark™ lymphoma subtyping assay, which is in development. Both tests are designed for use on the nCounter system. We believe this strategic transaction positions us to expand our business globally with a broad menu of advanced genomic tests that may be offered as distributed kits and performed in local laboratories worldwide. We believe our current and pipeline products address a collective $40 billion global market.

We develop our genomic tests using advanced scientific methods, such as RNA whole-transcriptome sequencing and machine learning, and then optimize the assay and classifier results for the platform on which the test will be performed. Historically, that platform has been RNA sequencing, performed in our CLIA lab. In the future, we expect this to also include the nCounter platform for international distribution of our tests.

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

We believe our powerful scientific platform provides multiple vectors to create value for patients, providers and payers, as well as stockholders, and to help advance precision medicine:

•Unique Biorepositories - When we develop new tests, we build extensive, robust biorepositories of patient-consented samples and well-curated clinical, radiological, outcome and other information from Institutional Review Board-approved clinical trials to inform our discovery efforts. Our biorepositories are designed to encompass the broad spectrum of disease that our tests may encounter when used in clinical practice, as well as the wide range of conditions associated with patients who are suspected of having a particular disease. We extract extensive genomic information from these patient samples using our RNA whole-transcriptome sequencing platform.

•Proprietary Technology and Bioinformatics - For biomarker discovery and product development, we utilize machine learning to select the genomic, clinical or other features from our biorepository that best distinguish the condition we are trying to identify. This enables us to develop high-performing genomic classifiers that can answer specific clinical questions. In addition, our bioinformatics pipelines are built to extract genomic variant content from the same assay to inform therapeutic selection.

•High-Performing Commercial Genomic Tests – With the exception of Prosigna, which competes with a first-to-market test in a highly competitive environment, our genomic tests generally serve large, untapped markets where they are changing the diagnostic and treatment paradigm for patients. We believe the nCounter platform affords us the opportunity to adapt our test menu for multiple markets globally, providing flexibility for a global distributed testing model and potentially increased efficiency in our United States-based CLIA lab. Regardless of the testing platform used for diagnosis, our RNA sequencing platform enables us to offer testing from our CLIA lab for a broad range of gene alterations, which can inform treatment decisions using the same pre-surgical patient sample that was used in diagnosis.

We believe our ability to leverage RNA whole-transcriptome sequencing data in large biorepositories of patient-consented samples in oncology and other indications presents an opportunity for biopharmaceutical companies to enhance their research and development capabilities. In April 2018, we announced a collaboration with Loxo Oncology (now a wholly owned subsidiary of Eli Lilly and Company) to advance its development of highly selective medicines for patients with genetically defined cancers, including thyroid cancer. In December 2018, we entered into a long-term strategic collaboration with Johnson & Johnson Innovation and the Lung Cancer Initiative at Johnson & Johnson to advance the development and commercialization of novel diagnostic tests to detect lung cancer at its earliest stages, when the disease is most treatable. The collaboration builds upon foundational "field of injury" science whereby genomic changes associated with lung cancer can be identified with a simple brushing of a person's airway to develop new interventions that can save lives. Additionally, in January 2020, we announced an agreement with Acerta Pharma, the hematology research and development arm of AstraZeneca, to provide genomic information that will support its development of oncology therapeutics in lymphoma.

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

Impact of COVID-19

In December 2019, a strain of coronavirus was reported in Wuhan, China, and began to spread globally, including to the United States and Europe, in the following months. The World Health Organization has declared COVID-19 to be a pandemic and a public health emergency of international concern. The full impact of the COVID-19 outbreak is inherently uncertain at the time of this report. The COVID-19 outbreak has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets. As COVID-19 has spread, it has significantly impacted the health and economic environment around the world and many governments have closed most public establishments, including restaurants, workplaces and schools. Our customers, third-party contract manufacturers, suppliers and collaboration partners may be affected by the closure of hospitals, doctors offices, manufacturing sites, or country borders, among other measures being put in place around the world. Consequent increases in layoffs and furloughs in the medical industry and otherwise during the shutdown are having, and will continue to have, negative impact on the demand for medical care and diagnostic tests, which affects the frequency with which tests are prescribed, and the ability of doctors and hospitals to administer such tests. Further the inability to travel and conduct face-to-face meetings can also make it more difficult to expand utilization of our products into new geographies and to drive awareness of our products. Any of these circumstances will potentially have a negative impact on our financial results and liquidity in fiscal 2020.

As for our own business, during the second half of March 2020 through the date of this filing, we experienced a significant decline in the volume of samples received resulting in a significant decline in revenue and it is currently unclear how long we will continue to experience decreased sample volumes and levels of revenue. The COVID-19 pandemic has also caused us to modify our business practices, including taking proactive steps to protect our employees and the broader community (including but not limited to curtailing or modifying employee travel, moving to full remote work wherever possible, and cancelling physical participation in meetings, events and conferences), while ensuring our ability to deliver genomic test results to physicians and their patients who need them. Given the significant challenges we face from COVID-19, we have taken actions to reduce expenses and preserve the health of our business, including our board of directors, executive team, including our Chairman and CEO, and certain other employees taking a reduction in pay until we are able to resume normal operations. We have also put approximately 60 employees on a temporary furlough with a current goal of bringing them back from furlough in the future, terminated a small number of employees, and instituted a temporary hiring freeze. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

The extent of the impact of the COVID-19 on our future liquidity and operational performance will depend on certain developments, including the duration and spread of the outbreak, the impact on our customers' operations and the impact to our sales and renewal cycles.

First Quarter 2020 Financial Results

For the first quarter of 2020, as compared with the first quarter of 2019:

•Total Testing and Product Revenue was $30.4 million, an increase of 20%; including biopharmaceutical revenue, total revenue was $31.1 million, an increase of 5%;
•Gross Margin was 61%, which included a $1.1 million write-down of supplies;
•Operating Expenses, Excluding Cost of Revenue, were $31.1 million, an increase of 35%;
•Net Loss and Comprehensive Loss was $(11.7) million, versus $(1.9) million;
•Basic and Diluted Net Loss Per Common Share was $(0.24), versus $(0.05);
•Net Cash Used in Operating Activities was $5.3 million, versus $1.0 million; and
•Cash and Cash Equivalents were $153.1 million at March 31, 2020.

First Quarter 2020 and Recent Business Highlights

Core Diagnostics Business:
•Grew total genomic test volume (Afirma, Percepta and Envisia) by 15% to 10,559 tests.
•Launched “More About You,” a national campaign to help patients navigate the work-up of thyroid nodules and ask for Afirma testing by name.
•Announced that data accepted for oral presentation at the ENDO 2020 conference identified novel or rare gene fusions that are included in the newly expanded Afirma Xpression Atlas and may potentially be targeted with drugs that are approved or under development.
•Reported new data published in npj Breast Cancer, which suggest potential growth opportunities for the Prosigna test in global markets where the test reports intrinsic breast cancer subtypes. Additionally, data published in Clinical Breast Cancer suggest the Prosigna test’s ability to provide significant prognostic information beyond clinicopathologic factors in patients with invasive lobular breast cancer, a major breast cancer histopathologic subtype.

Strategic Collaborations and Pipeline Advancement:
•Secured an exclusive licensing and research agreement with Yale University to advance the first genomic monitoring test for idiopathic pulmonary fibrosis prognosis, complementing our Envisia classifier for improved early diagnosis of the disease. The non-invasive, blood-based test was developed for use on our nCounter diagnostic platform.
•Signed an exclusive licensing agreement with Boston University for technology that will help advance development of the first-ever, non-invasive nasal swab test for lung cancer early detection.
•Announced a multi-year collaboration with Acerta Pharma, the hematology research and development arm of AstraZeneca plc, to provide genomic information that will support the biopharmaceutical company’s development of oncology therapeutics in lymphoma.

Factors Affecting Our Performance

Impact of COVID-19

The extent of the impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, employee or industry events, and effect on our vendors, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our customers, suppliers or third-party business partners conduct business and as a result, we have begun to experience more pronounced disruptions in our operations. We may experience constrained supply or curtailed customer demand that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may experience impact from changes in how hospital and physicians treat their patients and the frequency of their interaction with their patients, our ability to have in-person meetings with physicians and other customers and drive education and interest in our tests, and difficulties and changes to our sales, logistics, testing, customer support and other processes. As of the filing date of this Form 10-Q, the extent to which COVID-19 may impact our financial condition or results of operations or guidance is uncertain. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business.

Reported Genomic Test Volume

Our performance depends on the number of genomic tests that we perform and report as completed in our CLIA laboratories. Factors impacting the number of tests that we report as completed include, but are not limited to:

•the impact of COVID-19 on patients seeking to have tests performed;
•the number of samples that we receive that meet the medical indication for each test performed;
•the quantity and quality of the sample received;
•receipt of the necessary documentation, such as physician order and patient consent, required to perform, bill and collect for our tests;
•the patient's ability to pay or provide necessary insurance coverage for the tests performed;
•the time it takes us to perform our tests and report the results;
•the seasonality inherent in our business, such as the impact of work days per period, timing of industry conferences and the timing of when patient deductibles are exceeded, which also impacts the reimbursement we receive from insurers; and
•our ability to obtain prior authorization or meet other requirements instituted by payers, benefit managers, or regulators necessary to be paid for our tests.

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

Revenue growth or reimbursement from our collaborations depends on our ability to deliver services or information and achieve milestones required from our collaborative partners. Our collaboration partners pay us for the provision of data, other services and the achievement of milestones. Under a collaboration with Johnson & Johnson in 2018, we provided data services required under this agreement for $7.0 million in 2019, however, there remains $9.0 of revenue associated with development and commercialization milestones yet to be achieved.

How We Recognize Revenue

Testing Revenue

We recognize testing revenue in accordance with the provisions of ASC 606, Revenue from Contracts with Customers. Most of our revenue is generated from the provision of diagnostic testing services. These services are completed upon the delivery of test results to the prescribing physician, at which time we bill for the services. We recognize revenue related to billings on an accrual basis based on estimates of the amount that will ultimately be realized. In determining the amount to accrue for a delivered test, we consider factors such as payment history, payer coverage, whether there is a reimbursement contract between the payer and us, payment as a percentage of agreed upon rate (if applicable), amount paid per test and any current developments or changes that could impact reimbursement. These estimates require significant judgment by management.

Prior to the adoption of ASC 606, for our testing services we recognized a portion of our revenue not at the time of delivery of test results, on an accrual-basis of accounting, but upon the ultimate payment for those services, on the cash-basis of accounting. Through December 31, 2019, cumulative amounts billed at list price for tests processed which were not recognized as revenue upon delivery of a patient report because our accrual revenue recognition criteria were not met and for which we have not collected cash or written off as uncollectible, totaled approximately $159.3 million. Of this amount, we did not collect any amounts in the three months ended March 31, 2020 and we have no expectation of future collection because we began accruing for substantially all revenue upon delivery of a patient report in the third quarter of 2016. Under ASC 606, we recognize revenue at the time we deliver test results based upon what we reasonably expect to collect and the list price of a test may not be indicative of what we ultimately expect to collect.

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

The average Afirma genomic classifier reimbursement rate will change over time due to a number of factors, including medical coverage decisions by payers, the effects of contracts signed with payers, changes in allowed amounts by payers, our ability to successfully win appeals for payment, and our ability to collect cash payments from third-party payers and individual patients. Historical average reimbursement is not necessarily indicative of future average reimbursement. For the three months ended March 31, 2020, we accrued, on average, between $2,800 and $2,900 for the Afirma genomic classifier tests, including variants, that met our revenue recognition standard, which was between 90% - 95% of the reported Afirma classifier test volume.

From the first quarter of 2019 to the first quarter of 2020, we accrued between $1.0 million and $2.4 million in revenue per quarter from providing cytopathology services associated with our Afirma solution.

We incur expense for tests in the period in which the test is conducted and recognize revenue for tests in the period in which our revenue recognition criteria are met.

Product Revenue

We began recognizing product revenue in December 2019 in accordance with the provisions of ASC 606, Revenue from Contracts with Customers, when we executed an agreement with NanoString for the exclusive worldwide license to the nCounter platform and the acquisition of products for in vitro diagnostic use.

We recognize product revenue when control of the promised goods is transferred to our customers, in an amount that reflects the consideration expected to be received in exchange for those products. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. Performance obligations are considered satisfied once we have transferred control of a product to the customer, meaning the customer has the ability to use and obtain the benefit of the product. We recognize product revenue for satisfied performance obligations only when there are no uncertainties regarding payment terms or transfer of control. Shipping and handling costs incurred for product shipments are charged to our customers and included in product revenue.

Our products consist of the Prosigna breast cancer assay, the nCounter FLEX Analysis System and related consumables. Revenues are presented net of the taxes that are collected from customers and remitted to governmental authorities.

 Biopharmaceutical and Collaboration Revenues

From time to time, we enter into arrangements to license or provide access to our assets or services, including testing services, clinical and medical services, research and development and other services. Such arrangements may require us to deliver various rights, data, services, access and/or testing services to leading biopharmaceutical companies. The underlying terms of these arrangements generally provide for consideration paid to us in the form of nonrefundable fees, performance milestone payments, expense reimbursements and possibly royalty and/or other payments.

The terms of our collaborative arrangements typically include one or more of the following: (i) up-front fees; (ii) milestone payments related to the achievement of development, regulatory, or commercial goals; and (iii) royalties on net sales of licensed products. Each of these payments may result in collaboration revenues or an offset against research and development expense.

Arrangements with partners may fall under the scope of ASC Topic 808, Collaborative Arrangements, or ASC 808. While these arrangements are in the scope of ASC 808, we may analogize to ASC 606 for some aspects of these arrangements. We analogize to ASC 606 for certain activities within the collaborative arrangement for the delivery to a customer of a good or service (i.e., a unit of account) that is part of our ongoing major or central operations.

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

Net sales of data or other services to our customers are classified under biopharmaceutical revenue, and all other non-customer revenue, such as milestones, are classified under collaboration revenue in our consolidated statements of operations and comprehensive loss. Payments made to us that are not net sales of data or other services to our customers are recorded as an offset against research and development expense in our consolidated statements of operations and comprehensive loss.

Development of Additional Tests

We continue to advance our portfolio of diagnostic tests that leverage innovations in genomic science, sequencing technology, machine learning and leveraging our new nCounter Analysis System to further improve patient care globally.

In May 2017, we introduced the Afirma GSC, supported by rigorous clinical validation data showing that the RNA sequencing-based test can help significantly more patients avoid unnecessary surgery in thyroid cancer diagnosis, compared to the original Afirma classifier. The Afirma GSC and Xpression Atlas, originally launched in March 2018 with an expanded version launched in April 2020, provide physicians with a comprehensive solution for thyroid nodule diagnosis. The Afirma GSC was developed with RNA whole-transcriptome sequencing and machine learning and helps identify patients with benign thyroid nodules among those with indeterminate cytopathology results in order to help patients avoid unnecessary diagnostic thyroid surgery. For those with suspected thyroid cancer, the Afirma Xpression Atlas provides physicians with genomic alteration content from the same fine needle aspiration samples that are used in Afirma GSC testing and may help physicians decide with greater confidence on the surgical or therapeutic pathway for their patients.

The expanded Afirma XA test, launched in April 2020, provides physicians with additional gene alteration content – including novel or rare NTRK, ALK, RET and BRAF fusions to further inform surgery and treatment decisions for patients with suspected or confirmed thyroid cancer. The Afirma XA utilizes RNA sequencing on the same FNA sample used for Afirma GSC testing. Compared to the original gene alteration panel, the expanded Afirma XA now reports 905 DNA variants (versus 761) and 235 RNA fusion partners (versus 130) in 593 genes (versus 511).

Together with our Afirma GSC and our tests for the BRAF v600E mutation and medullary thyroid cancer, or Malignancy Classifiers, the Afirma XA rounds out a comprehensive solution for physicians evaluating thyroid nodules. This innovation also enables us to enter into research collaborations with biopharmaceutical companies, which is intended to support their development of targeted therapies for genetically defined cancers, including thyroid cancer.

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

We are currently exploring opportunities to utilize the same “field of injury” technology that powers our Percepta classifier to develop a nasal swab test that can enable earlier lung cancer detection - and ultimately help reduce lung cancer deaths. In October 2019, we announced preliminary clinical data for our noninvasive nasal swab classifier - the first test of its kind. The findings show that the novel genomic test can accurately classify lung cancer risk in patients with lung nodules so that these patients can obtain the prompt diagnosis and potential treatment they need or may be monitored noninvasively.

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

Financial Overview

Revenue

Through March 31, 2020, we had derived most of our revenue from the sale of Afirma, delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of cash collection from the third-party payer and individual patients. Third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended March 31,
	2020	2019
Medicare	25%	21%
Johnson and Johnson Services, Inc.	*	13%
UnitedHealthcare	11%	11%
	36%	45%

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

Cost of Revenue

The components of our cost of testing revenue are laboratory expenses, kit costs, sample collection expenses, compensation expense, license fees and royalties, depreciation and amortization, other expenses such as equipment and laboratory supplies, and allocations of facility and information technology expenses. Costs associated with performing tests are recorded as the test is processed regardless of whether and when revenue is recognized with respect to that test. As a result, our cost of revenue as a percentage of revenue may vary significantly from period to period because we may not recognize all revenue in the period in which the associated costs are incurred. We expect cost of revenue in absolute dollars to increase as the number of tests we perform increases. However, we expect that the cost per test will decrease over time due to leveraging fixed costs, efficiencies we may gain as test volume increases and from automation, process efficiencies and other cost reductions. As we introduce new tests, initially our cost of revenue will be high as we expect to run suboptimal batch sizes, run quality control batches, test batches, registry samples and generally incur costs that may suppress or reduce gross margins. This will disproportionately increase our aggregate cost of revenue until we achieve efficiencies in processing these new tests.

Our cost of product revenue consists primarily of costs of purchasing instruments and consumables from third-party contract manufacturers, installation, warranty, service and packaging and delivery costs. In addition, cost of product includes royalty costs for licensed technologies included in our products and labor expenses. As our Prosigna kits are sold in various configurations with different number of tests, our product cost per test will vary based on the specific kit configuration purchased by customers.

Our cost of biopharmaceutical revenue are the costs of performing activities under arrangements that require us to perform research and development services on behalf of a customer pursuant to a biopharmaceutical service agreement, and is mainly comprised of compensation expense and pass through costs.

Research and Development

Research and development expenses include expenses incurred to develop our technology, collect clinical samples and conduct clinical studies to develop and support our products and pipeline. These expenses consist of compensation expenses, direct research and development expenses such as prototype materials, laboratory supplies and costs associated with setting up and conducting clinical studies at domestic and international sites, professional fees, depreciation and amortization, other miscellaneous expenses and allocation of facility and information technology expenses. We expense all research and development costs in the periods in which they are incurred. We expect to incur significant research and development expenses as we continue to invest in research and development activities related to developing additional products and evaluating various platforms. We incurred research and development expenses on ongoing evidence development for our Afirma, Percepta and Envisia classifiers in 2019. We incurred a majority of our research and development expenses in the three months ended March 31, 2020 in support of our pipeline products, and expect this to continue in the remainder of 2020 and beyond.

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

General and Administrative

General and administrative expenses include compensation expenses for executive officers and administrative, billing and client service personnel, professional fees for legal and audit services, occupancy costs, depreciation and amortization, and other expenses such as information technology and miscellaneous expenses offset by allocation of facility and information technology expenses to other functions. For the three months ended March 31, 2020, approximately 68% of the average headcount classified as general and administrative encompass our billing and customer care teams. We expect general and administrative expenses to continue to increase as we build our general and administration infrastructure and to stabilize thereafter.

Intangible Asset Amortization

Our finite-lived intangible assets, acquired in business combinations, are being amortized over 5 to 15 years, using the straight-line method. Amortization expense is expected to be approximately $5.1 million per year through 2024 and decrease thereafter.

Interest Expense

Interest expense is attributable to our borrowings under debt agreements and capital leases as well as costs associated with the prepayment of debt.

Other Income, Net

Other income, net consists primarily of sublease rental income and interest income from our cash held in interest bearing accounts.

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019 (in thousands of dollars, except percentages and genomic classifiers reported):

	Three Months Ended March 31,
	2020	2019	Change	%
Revenue:
Testing revenue	$26,991	$25,389	$1,602	6%
Product revenue	3,409	—	3,409	NM
Biopharmaceutical revenue	722	4,140	(3,418)	(83)%
Total revenue	31,122	29,529	1,593	5%
Operating expense:
Cost of testing revenue	10,568	8,513	2,055	24%
Cost of product revenue	1,559	—	1,559	NM
Cost of biopharmaceutical revenue	116	—	116	NM
Research and development	4,407	3,435	972	28%
Selling and marketing	17,584	12,477	5,107	41%
General and administrative	7,813	6,904	909	13%
Intangible asset amortization	1,275	267	1,008	378%
Total operating expenses	43,322	31,596	11,726	37%
Loss from operations	(12,200)	(2,067)	(10,133)	490%
Interest expense	(55)	(303)	248	(82)%
Other income, net	539	453	86	19%
Net loss and comprehensive loss	$(11,716)	$(1,917)	$(9,799)	511%
Other Operating Data:
Genomic classifiers reported	10,559	9,162	1,397	15%
Depreciation and amortization expense	1,972	945	1,027	109%
Stock-based compensation expense	2,905	1,759	1,146	65%

Revenue

During the second half of March 2020, we experienced a significant decline in the volume of samples received resulting in a significant decline in revenue due to COVID-19. In spite of this, revenue increased $1.6 million, or 5%, for the three months ended March 31, 2020 compared to the same period in 2019. This was primarily due to $3.4 million of sales of Prosigna, a product that we acquired the rights to from NanoString in December 2019, and a $1.6 million increase in testing revenue from a 15% increase in our Afirma, Percepta, and Envisia genomic classifiers reported. We also make adjustments, as necessary, for testing revenue accrued in prior periods as collections are made if the amount we expect to collect changes. The adjustment for testing revenue accrued in prior periods decreased revenue by $0.1 million and increased revenue by $0.6 million for the three months ended March 31, 2020 and 2019, respectively, a net decrease of $0.7 million between the periods. Biopharmaceutical revenue decreased $3.4 million, mainly due to the performance of data sequencing services for Johnson & Johnson in the prior year period that did not recur in the three months ended March 31, 2020.

Cost of revenue

Comparison of the three months ended March 31, 2020 and 2019 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2020	2019	Change	%
Cost of testing revenue:
Laboratory costs	$6,220	$4,664	$1,556	33%
Sample collection costs	1,221	1,095	126	12%
Compensation expense	1,815	1,460	355	24%
License fees and royalties	14	2	12	600%
Depreciation and amortization	253	250	3	1%
Other expenses	434	470	(36)	(8)%
Allocations	611	572	39	7%
Total	$10,568	$8,513	$2,055	24%

Cost of product revenue:
Product costs	$1,220	$—	$1,220	NM
License fees and royalties	339	—	339	NM
Total	$1,559	$—	$1,559	NM

Cost of biopharmaceutical revenue:
Compensation expense	$39	$—	$39	NM
Other expenses	77	—	77	NM
Total	$116	$—	$116	NM

Cost of testing revenue increased $2.1 million, or 24%, for the three months ended March 31, 2020 compared to the same period in 2019. The increase in laboratory costs was due to a $1.1 million write-down of supplies for the potential expiration of reagents due to an anticipated decline in volumes resulting from the COVID-19 pandemic. The increase in sample collection costs primarily relates to a 15% increase in the volume of genomic classifiers reported. The increase in compensation expense primarily relates to an average laboratory headcount increase of 16%.

Cost of product revenue is related to sales of Prosigna.

Cost of biopharmaceutical revenue includes labor costs incurred by our employees working on biopharmaceutical customer projects and pass-through expenses incurred on these projects. Biopharmaceutical revenue recognized in the prior year period was mainly for the sale of sequencing data and had no related costs.

Research and development

Comparison of the three months ended March 31, 2020 and 2019 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2020	2019	Change	%
Research and development expense:
Compensation expense	$2,870	$2,130	$740	35%
Direct research and development expense	941	576	365	63%
Professional fees	125	201	(76)	(38)%
Depreciation and amortization	78	69	9	13%
Other expenses	78	158	(80)	(51)%
Allocations	315	301	14	5%
Total	$4,407	$3,435	$972	28%

Research and development expense increased $1.0 million, or 28%, for the three months ended March 31, 2020 compared to the same period in 2019. The increase in compensation expense was primarily due to an 18% increase in average headcount and higher stock-based compensation expense from the increase in our stock price over the last two years. The increase in direct research and development expense was mainly due to an increase in clinical trial activity for our pipeline products.

Selling and marketing

Comparison of the three months ended March 31, 2020 and 2019 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2020	2019	Change	%
Selling and marketing expense:
Compensation expense	$12,515	$7,714	$4,801	62%
Direct marketing expense	1,152	1,587	(435)	(27)%
Professional fees	325	364	(39)	(11)%
Other expenses	2,597	2,050	547	27%
Allocations	995	762	233	31%
Total	$17,584	$12,477	$5,107	41%

Selling and marketing expense increased $5.1 million, or 41%, for the three months ended March 31, 2020 compared to the same period in 2019. The increase in compensation expense was primarily due to an average headcount increase of 60%, higher incentive compensation and higher stock-based compensation expense. The decrease in direct marketing expense was due to lower general marketing expenditures. The increase in other expenses was primarily due to travel and entertainment expenses related to the increase in headcount, as was the increase in allocations.

General and administrative

Comparison of the three months ended March 31, 2020 and 2019 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2020	2019	Change	%
General and administrative expense:
Compensation expense	$4,988	$4,200	$788	19%
Professional fees	2,951	2,281	670	29%
Occupancy expenses	665	623	42	7%
Depreciation and amortization	367	360	7	2%
Other expenses	764	1,075	(311)	(29)%
Allocations	(1,922)	(1,635)	(287)	18%
Total	$7,813	$6,904	$909	13%

General and administrative expense increased $1.6 million, or 24%, for the three months ended March 31, 2020 compared to the same period in 2019. The increase in compensation expense was primarily due to higher stock-based compensation expense from the increase in our stock price over the last two years. The increase in professional fees was primarily accounting and legal-related. The decrease in other expenses was primarily due to the revaluation of the contingent consideration for the NanoString transaction.

 Interest expense

Interest expense decreased $248,000, or 82%, for the three months ended March 31, 2020 compared to the same period in 2019, mainly due to the prepayments of $12.5 million and $12.4 million of the principal amount of our Term Loan Advance in January 2019 and May 2019, respectively. The average Term Loan Advance interest rate was 5.80% and 6.68% for the three months ended March 31, 2020 and 2019, respectively.

Other income, net

        Other income, net, increased $86,000 for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to higher interest income from our cash and cash equivalents, which had higher balances in 2020, partially offset by lower interest rates.

Liquidity and Capital Resources

From inception through March 31, 2020, we have been financed primarily through net proceeds from the sale of our equity securities and borrowings under our credit facilities. We have incurred net losses since our inception. For the three months ended March 31, 2020, we had a net loss of $11.7 million, and as of March 31, 2020, we had an accumulated deficit of $258.4 million. We expect to incur additional losses for the remainder of 2020 and potentially in future years.

We believe our existing cash and cash equivalents of $153.1 million as of March 31, 2020, our available revolving line of credit, and our revenue during the next 12 months will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We expect that our near- and longer-term liquidity requirements will continue to consist of costs to run our laboratories, research and development expenses, selling and marketing expenses, general and administrative expenses, working capital, costs to service our Loan and Security Agreement (See Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information about our Loan and Security Agreement), capital expenditures and general corporate expenses associated with the growth of our business. However, we may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to generate revenue to finance our cash requirements, including due to the impacts of the COVID-19 pandemic, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. If we raise funds by issuing equity securities, dilution to stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, restrictions on our cash pursuant to the terms of our Loan and Security Agreement and other operating restrictions that could adversely affect our ability to conduct our business. Our Loan and Security Agreement imposes restrictions on our operations, increases our fixed payment obligations and has restrictive covenants. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third-party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives, or forgo potential acquisitions or investments. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to us.

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

Loan and Security Agreement
On November 3, 2017, we entered into the Loan and Security Agreement with Silicon Valley Bank. The Loan and Security Agreement allows us to borrow up to $35.0 million, with a $25.0 million term loan, or Term Loan, and a revolving line of credit of up to $10.0 million, or the Revolving Line of Credit, subject to, with respect to the Revolving Line of Credit, a borrowing base of 85% of eligible accounts receivable. The Term Loan was advanced upon the closing of the Loan and Security Agreement. Borrowings under the Loan and Security Agreement mature in October 2022. The Term Loan bears interest at a variable rate equal to (i) the thirty-day U.S. London Interbank Offer Rate, or LIBOR, plus (ii) 4.20%, with a minimum rate of 5.43% per annum. Principal amounts outstanding under the Revolving Line of Credit bear interest at a variable rate equal to (i) LIBOR plus (ii) 3.50%, with a minimum rate of 4.70% per annum. We are also required to pay an annual facility fee on the Revolving Line of Credit of $25,000. The average Term Loan Advance interest rate for the three months ended March 31, 2020 was 5.8%.
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

The Loan and Security Agreement contains customary representations, warranties, and events of default such as a material adverse change in our business, operations or financial conditions, as well as affirmative and negative covenants. The negative covenants include, among other provisions, covenants that limit or restrict our ability to incur liens, make investments, incur indebtedness, merge with or acquire other entities, dispose of assets, make dividends or other distributions to holders of our equity interests, engage in any new line of business, or enter into certain transactions with affiliates, in each case subject to certain exceptions. As of March 31, 2020, the principal balance outstanding was $0.1 million and we were in compliance with our debt covenants.
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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2020 and 2019 (in thousands of dollars):

	Three Months Ended March 31,
	2020	2019
Cash used in operating activities	$(5,301)	$(1,011)
Cash used in investing activities	(665)	(749)
Cash provided by financing activities	(219)	(8,394)

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2020 was $5.3 million. The net loss of $11.7 million includes non-cash charges of $2.9 million of stock-based compensation expense, $2.0 million of depreciation and amortization, which includes $1.3 million of intangible asset amortization, a $1.1 million write-down of supplies, and a $0.5 million credit for the revaluation of the contingent consideration related to the NanoString transaction. Cash provided as a result of changes in operating assets and liabilities was $0.9 million, primarily comprised of an increase in accounts payable of $5.5 million, partially offset by a decrease in accrued liabilities of $3.7 million and increase in prepaid expense and other current assets of $0.8 million.

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

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2020 was $0.7 million for the acquisition of property and equipment.

        Cash used in investing activities for the three months ended March 31, 2019 was $0.7 million for the acquisition of property and equipment, net of proceeds from the disposal of property and equipment.

Cash Flows from Financing Activities

Cash used in financing activities for the three months ended March 31, 2020 was $0.2 million, consisting of $2.3 million in tax payments related to the vesting of restricted stock units granted to employees, partially offset by $2.1 million in proceeds from the exercise of options to purchase our common stock and purchase of stock under our Employee Stock Purchase Plan, or ESPP, during the period.

Cash used in financing activities for the three months ended March 31, 2019 was $8.4 million, consisting of $12.5 million of loan principal repayments and finance lease payments of $0.1 million, partially offset by $4.2 million in proceeds from the exercise of options to purchase our common stock and purchase of stock under our Employee Stock Purchase Plan, or ESPP, during the period.

Contractual Obligations

In January 2019 and May 2019, we prepaid $12.5 million and $12.4 million of the principal amount of the Term Loan Advance, respectively, under our Loan and Security Agreement. As of March 31, 2020, future principal and end-of-term debt obligation payments due under the Loan and Security Agreement are limited to $1.3 million in 2022. There were no material changes during the interim period in the contractual obligations presented in our Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 25, 2020.

Off-balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings and report credit losses using an expected losses model rather than the incurred losses model that was previously used, and establishes additional disclosures related to credit risks. This guidance became effective for us beginning January 1, 2020. Based on the composition of our trade receivables, investment portfolio and other financial assets, current economic conditions and historical credit loss activity, the adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808). Under this ASU, transactions in collaborative arrangements are to be accounted for under ASC 606 if the counterparty is a customer for a good or service (or bundle of goods and services) that is a distinct unit of account. Also, entities are precluded from presenting consideration from transactions with a counterparty that is not a customer together with revenue recognized from ASC 606. This ASU is effective for all interim and annual reporting periods beginning on or after December 15, 2019, with early adoption permitted. We adopted this ASU in 2019 with no cumulative-effect adjustments or retrospective impact.

In August 2018 the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard clarifies the accounting for implementation costs in cloud computing arrangements. This standard became effective for us on January 1, 2020, and was adopted on a prospective basis with no material impact on our condensed consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $153.1 million as of March 31, 2020 which include bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited interim condensed financial statements. Under our Loan and Security Agreement, we pay interest on any outstanding balances under this agreement based on a variable market rate. A significant change in these market rates may adversely affect our operating results.

ITEM 4.  CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures

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

(b)Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

We have a history of losses, and we expect to incur net losses for the foreseeable future and may never achieve or sustain profitability.

We have incurred net losses since our inception. For the three months ended March 31, 2020, we had a net loss of $11.7 million and as of March 31, 2020, we had an accumulated deficit of $258.4 million. We expect to incur additional losses in the future, and we may never achieve revenue sufficient to offset our expenses. Over the next couple of years, we expect to continue to devote substantially all of our resources to increase adoption of, and reimbursement for our Afirma, Percepta and Envisia classifiers and Prosigna test, and the development of additional tests. We may never achieve or sustain profitability, and our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

The outbreak of COVID-19 could have an adverse effect on our business, results of operations and financial condition.

COVID-19 has caused significant volatility in financial markets and has raised the prospect of an extended global recession. Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions and quarantines, could contribute to a general slowdown in the global economy, adversely impact patients, physicians, customers, suppliers, third-party contract manufacturers, and collaboration partners, and disrupt our operations. Changes in our operations in response to COVID-19 or employee illnesses resulting from the pandemic may result in inefficiencies or delays, including in sales and product development efforts and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession planning, employees working remotely or teleconferencing technologies. In addition, during the second half of March 2020 through the date of this filing, we experienced a significant decline in the volume of samples received resulting in a significant decline in revenue and it is currently unclear how long we will continue to experience decreased sample volumes and levels of revenue.

COVID-19 and related governmental reactions have had, and may continue to have a negative impact on our business, liquidity, results of operations, and stock price due to the occurrence of some or all of the following events or circumstances among others:

•We may not be able to manage our business effectively due to key employees becoming ill, working from home inefficiently and being unable to travel to our facilities.
•We and our customers, suppliers, third-party contract manufacturers, and collaboration partners may be prevented from operating worksites, including manufacturing facilities, due to employee illness or reluctance to appear at work and “stay-at-home” regulations.
•Interruptions in manufacturing (including the sourcing of reagents) and shipment of our products.
•Reduced patient demand for, or provider capacity to deliver, diagnostic testing and elective procedures generally.
•Disruptions of the operations of our third-party contract manufacturers and suppliers, which could impact our ability to purchase components at efficient prices and in sufficient amounts.
•We may need to raise capital, and if we raise capital by issuing equity securities, our common stock may be diluted.
•The market price of our common stock may drop or remain volatile.
•We may incur significant employee health care costs under our insurance programs.

The extent of the impact of COVID-19 on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak, the impact on capital and financial markets and the related impact on the financial circumstances of patients, physicians, suppliers, third-party contract manufacturers, and collaboration partners, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that we are not aware of at this time.

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

Revenue for tests performed on patients covered by Medicare and UnitedHealthcare was 24% and 11%, respectively, of our revenue for the three months ended March 31, 2020, compared with 28% and 12%, respectively, for the three months ended March 31, 2019. The percentage of our revenue derived from significant payers is expected to fluctuate from period to period as our revenue fluctuates, as additional payers provide reimbursement for our tests or if one or more payers were to stop reimbursing for our tests or change their reimbursed amounts. Effective January 2012, Palmetto GBA, the regional Medicare Administrative Contractor, or MAC, that handled claims processing for Medicare services over our jurisdiction at that time, issued coverage and payment determinations for our Afirma Classifiers now covered by Noridian Healthcare Solutions, the current MAC for our jurisdiction, through the Molecular Diagnostics Services Program, or MolDX program, administered by Palmetto GBA, under a Local Coverage Determination, or LCD.

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

We submit claims to Medicare for Percepta and Envisia using unlisted codes under the MolDX program. Specific CPT codes assigned to Percepta and Envisia may be required to go through the national payment determination process, and there can be no assurance that the Medicare payment rates the tests receive through this process will not be lower than their current rates. There can also be no assurance that the Medicare payment rates for the tests will not be reduced when they are set based on the volume-weighted medians of private payer rates when we are required to report those rates under PAMA.

Moreover, federal Medicare funding and state budgets are limited and have been placed under tremendous strain in recent years, which is likely to be further exacerbated as a result in reduced tax receipts and greater deficit spending as a result of the COVID-19 pandemic. Such budgetary pressures may force Medicare or state agencies to reduce payment rates or change coverage policies. If there is a decrease in the Medicare or other payers’ payment rates for our tests, our revenue from Medicare and such payers will decrease and the payment rates for some of our commercial payers may also decrease if they tie their allowable rates to the Medicare rates. These changes could have an adverse effect on our business, financial condition and results of operations.

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

We expect to continue to focus substantial resources on increasing adoption, coverage and reimbursement for the Afirma, Percepta, and Envisia classifiers, Prosigna and any other future tests we may develop. We believe it will take several years to achieve coverage and contracted reimbursement with a majority of third-party payers. However, we cannot predict whether, under what circumstances, or at what payment levels payers will reimburse for our tests. Also, payer consolidation is underway and creates uncertainty as to whether coverage and contracts with existing payers will remain in effect. Finally, if there is a decrease in the Medicare payment rates for our tests, the payment rates for some of our commercial payers may also decrease if they tie their allowable rates to the Medicare rates. Reductions in private payer amounts could decrease the Medicare payment rates for our tests under PAMA. Our failure to establish broad adoption of and reimbursement for our tests, or our inability to maintain existing reimbursement from payers, will negatively impact our ability to generate revenue and achieve profitability, as well as our future prospects and our business.

We may experience limits on our revenue if physicians decide not to order our tests.

If we are unable to create or maintain demand for our tests in sufficient volume, we may not become profitable. To generate demand, we will need to continue to educate physicians about the benefits and cost-effectiveness of our tests through published papers, presentations at scientific conferences, marketing campaigns and one-on-one education by our sales force. In addition, our ability to obtain and maintain adequate reimbursement from third-party payers will be critical to generating revenue. Moreover, many patients have been deferring elective procedures and medical visits as a result of the COVID-19 pandemic, and we have experienced, and may continue to experience, a significant reduction in patient demand or physician recommendations, which has and may continue to adversely affect our business.

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

Some patients may decide not to use our tests because of price, all or part of which may be payable directly by the patient if the patient’s insurer denies reimbursement in full or in part. There is a growing trend among insurers to shift more of the cost of healthcare to patients in the form of higher co-payments or premiums, and this trend is accelerating which puts patients in the position of having to pay more for our tests. We expect to continue to see pressure from payers to limit the utilization of tests, generally, and we believe more payers are deploying costs containment tactics, such as pre-authorization and employing laboratory benefit managers to reduce utilization rates. Implementation of provisions of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively the ACA, has also resulted in increases in premiums and reductions in coverage for some patients. In addition, Congressional efforts to repeal the ACA could result in an increase in uninsured patients. These events may result in patients delaying or forgoing medical checkups or treatment due to their inability to pay for our tests, which could have an adverse effect on our revenue. Many patients have been deferring elective procedures and medical visits as a result of the COVID-19 pandemic, and we have experienced, and may continue to experience, a significant reduction in patient demand, which has and may continue to adversely affect our business.

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

We rely on sole suppliers for critical supply of reagents, equipment, chips and other materials that we use to perform our tests and for the manufacture of the nCounter FLEX Dx systems and Prosigna test kits sold to customers. We also purchase components used in our collection kits from sole-source suppliers. Some of these items are unique to these suppliers and vendors. In addition, we utilize a sole source to assemble and distribute our sample collection kits. We rely on NanoString for the supply of the nCounter FLEX Dx System and Prosigna test kits. While we have developed alternate sourcing strategies for these materials and vendors, we cannot be certain whether these strategies will be effective or the alternative sources will be available when we need them. If these suppliers can no longer provide us with the materials we need to perform the tests and for our collection kits, if the materials do not meet our quality specifications or are otherwise unusable, if we cannot obtain acceptable substitute materials, or if we elect to change suppliers, an interruption in test processing or system and test kit deliveries could occur, we may not be able to deliver patient reports and we may incur higher one-time switching costs. Any such interruption may significantly affect our future revenue, cause us to incur higher costs, and harm our customer relationships and reputation. In addition, in order to mitigate these risks, we maintain inventories of these supplies at higher levels than would be the case if multiple sources of supplies were available. If our test volume decreases or we switch suppliers, we may hold excess supplies with expiration dates that occur before use which would adversely affect our losses and cash flow position. As we introduce any new test, we may experience supply issues as we ramp test volume. Moreover, the COVID-19 pandemic has disrupted supply chains globally, and could adversely affect our ability to source essential reagents, equipment, chips and other materials in a timely manner or at all.

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

Our success depends largely on the skills, experience and performance of key members of our executive management team and others in key management positions. The efforts of each of these persons together will be critical to us as we continue to develop our technologies and test processes and focus on our growth. If we were to lose one or more of these key employees, including due to illness resulting from COVID-19, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategy.

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

•risk of government audits related to billing Medicare and other government payers;

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

We continually seek to develop enhancements to our current test offerings and additional diagnostic solutions that requires us to devote considerable resources to research and development. There can be no assurance that we will be able to identify other diseases that can be effectively addressed with our molecular cytology platform. In addition, if we identify such diseases, we may not be able to develop products with the diagnostic accuracy necessary to be clinically useful and commercially successful. We may face challenges obtaining sufficient numbers of samples to validate a genomic signature for a molecular diagnostic product. After launching new products, we still must complete studies that meet the clinical evidence required to obtain reimbursement. Moreover, we may experience delays in the development and introduction of new products due to the effects of the current COVID-19 outbreak.

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

•the Eliminating Kickbacks in Recovery Act of 2018, which prohibits the solicitation, receipt, payment or offering of any remuneration in return for referring a patient or patronage to a recovery home, clinical treatment facility, or laboratory for services covered by both government and private payers;

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

•natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, including COVID-19, boycotts, curtailment of trade and other business restrictions; and

•regulatory and compliance risks that relate to maintaining accurate information and control over activities that may fall within the purview of the Foreign Corrupt Practices Act of 1977, including both its books and records provisions and its anti-bribery provisions.

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

Our business is subject to the risk of disruptions caused by pandemics, political events, war, terrorism, earthquakes, fire, power outages, floods, and other catastrophic events.

War, terrorism, geopolitical uncertainties, trade restrictions, public health issues, natural disasters and other catastrophic events may cause damage or disruption to the economy and commerce on a global, regional or country-specific basis, and could disrupt supply or delivery of, or demand for, our products. For example, the recent COVID-19 outbreak, could have a negative effect on consumer confidence and spending, and other impacts, which could adversely affect our business.

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

We expect continued capital expenditures and operating losses over the next few years as we expand our infrastructure, commercial operations and research and development activities. We may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. Our Loan and Security Agreement imposes restrictions on our operations, increases our fixed payment obligations, and has restrictive covenants. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third-party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. The trading prices for our common stock and other biotechnology companies have been highly volatile as a result of the COVID-19 pandemic, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to our company.

Security breaches, loss of data and other disruptions to us or our third-party service providers could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we and our third-party service providers collect and store sensitive data, including legally protected health information, personally identifiable information about our patients, credit card information, intellectual property, and our proprietary business and financial information. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems and cloud-based data center systems. We face a number of risks related to our protection of, and our service providers’ protection of, this critical information, including loss of access, inappropriate disclosure and inappropriate access, as well as risks associated with our ability to identify and audit such events. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud based systems during the COVID-19 pandemic, could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law. The CARES Act changes certain provisions of the 2017 Tax Act. Under the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. In addition, the CARES Act eliminates the limitation on the deduction of NOLs to 80% of current year taxable income for taxable years beginning before January 1, 2021, and increases the amount of interest expense that may be deducted to 50% of adjusted taxable income for taxable years beginning in 2019 or 2020. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act, as modified by the CARES Act, is uncertain and our business, financial conditions, results of operations and growth prospects could be materially and adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, as modified by the CARES Act. The impact of the Tax Act, as modified by the CARES Act, on holders of our common stock is also uncertain and could be adverse.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.
We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable, such as declines in stock price, market capitalization, or cash flows and slower growth rates in our industry. Goodwill is required to be tested for impairment at least annually. If we are required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined, that would negatively affect our operating results.
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

Our condensed consolidated financial statements are subject to change and if our estimates or judgments relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and related notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Critical accounting policies and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition, finite-lived intangible assets, goodwill, and stock-based compensation expense. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our common stock.
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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal controls on an annual basis. If we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. We have only recently compiled the systems, processes and documentation necessary to comply with Section 404 of the Sarbanes-Oxley Act. We will need to maintain and enhance these processes and controls as we grow, and we will require additional management and staff resources to do so. Additionally, even if we conclude our internal controls are effective for a given period, we may in the future identify one or more material weaknesses in our internal controls, in which case our management will be unable to conclude that our internal control over financial reporting is effective. We are now required to include an attestation report from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting annually. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.

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

The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•actual or anticipated variations in our and our competitors’ results of operations

•the global macroeconomic impact of the current COVID-19 outbreak;

•announcements by us or our competitors of new products, commercial relationships or capital commitments;

•changes in reimbursement by current or potential payers, including governmental payers;

•issuance of new securities analysts’ reports or changed recommendations for our stock;

•fluctuations in our revenue, due in part to the way in which we recognize revenue;

•actual or anticipated changes in regulatory oversight of our products;

•developments or disputes concerning our intellectual property or other proprietary rights;

•commencement of, or our involvement in, litigation;

•announced or completed acquisitions of businesses or technologies by us or our competitors;

•any major change in our management; and

•general economic conditions and slow or negative growth of our markets.

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

Provisions in our restated certificate of incorporation and our amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our restated certificate of incorporation and amended and restated bylaws include provisions that:

•authorize our board of directors to issue, without further action by the stockholders, up to 5.0 million shares of undesignated preferred stock;

•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•specify that special meetings of our stockholders can be called only by our board of directors, our chairman of the board, or our chief executive officer;

•establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;

•establish that our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered terms;

•provide that our directors may be removed only for cause;

•provide that vacancies on our board of directors may, except as otherwise required by law, be filled only by a majority of directors then in office, even if less than a quorum;

•provide that the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended;

•specify that no stockholder is permitted to cumulate votes at any election of directors; and

•require a super-majority of votes to amend certain of the above-mentioned provisions.

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

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Bylaws of the Registrant
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2020

VERACYTE, INC.

By:	/s/ MARK HO
Mark Ho Principal Accounting Officer