Form 10-Q
period 2020-06-30
VERACYTE, INC.
filed 2020-07-30
CIK 1384101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 23, 2020, there were 50,582,246 shares of common stock, par value $0.001 per share, outstanding.

VERACYTE, INC.

i

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

VERACYTE, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$147,450	$159,317
Accounts receivable	15,306	19,329
Supplies	7,041	6,806
Prepaid expenses and other current assets	2,891	2,235
Total current assets	172,688	187,687
Property and equipment, net	8,640	8,933
Right-of-use assets - operating lease	8,339	8,808
Finite-lived intangible assets, net	62,471	65,019
Goodwill	2,725	2,725
Restricted cash	603	603
Other assets	1,271	1,437
Total assets	$256,737	$275,212
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,224	$2,328
Accrued liabilities	9,386	13,734
Current portion of operating lease liability	1,495	1,407
Total current liabilities	13,105	17,469
Long-term debt	801	694
Acquisition-related contingent consideration	5,948	6,088
Operating lease liability, net of current portion	10,736	11,506
Total liabilities	30,590	35,757
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 50,446,104 and 49,625,341 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	50	50
Additional paid-in capital	495,523	486,090
Accumulated deficit	(269,426)	(246,685)
Total stockholders’ equity	226,147	239,455
Total liabilities and stockholders’ equity	$256,737	$275,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Testing revenue	$15,212	$26,686	$42,203	$52,075
Product revenue	1,713	—	5,122	—
Biopharmaceutical revenue	3,779	1,450	4,501	5,590
Collaboration revenue	—	2,000	—	2,000
Total Revenue	20,704	30,136	51,826	59,665
Operating expenses:
Cost of testing revenue	6,471	8,777	17,039	17,290
Cost of product revenue	932	—	2,491	—
Cost of biopharmaceutical revenue	252	—	368	—
Research and development	4,169	3,330	8,576	6,765
Selling and marketing	10,701	13,943	28,285	26,420
General and administrative	7,957	6,920	15,770	13,824
Intangible asset amortization	1,273	266	2,548	533
Total operating expenses	31,755	33,236	75,077	64,832
Loss from operations	(11,051)	(3,100)	(23,251)	(5,167)
Interest expense	(65)	(235)	(120)	(538)
Other income, net	91	841	630	1,294
Net loss and comprehensive loss	$(11,025)	$(2,494)	$(22,741)	$(4,411)
Net loss per common share, basic and diluted	$(0.22)	$(0.05)	$(0.45)	$(0.10)
Shares used to compute net loss per common share, basic and diluted	50,212,123	45,586,081	50,002,377	43,389,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2020	50,000	$50	$488,773	$(258,401)	$230,422
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	446	—	3,764	—	3,764
Tax portion of vested restricted stock units	—	—	(374)	—	(374)
Stock-based compensation expense (employee)	—	—	3,009	—	3,009
Stock-based compensation expense (non-employee)	—	—	20	—	20
Stock-based compensation expense (ESPP)	—	—	331	—	331
Net loss and comprehensive loss	—	—	—	(11,025)	(11,025)
Balance at June 30, 2020	50,446	$50	$495,523	$(269,426)	$226,147

Balance at December 31, 2019	49,625	$50	$486,090	$(246,685)	$239,455
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	760	—	4,745	—	4,745
Issuance of common stock under employee stock purchase plan (ESPP)	61	—	1,101	—	1,101
Tax portion of vested restricted stock units	—	—	(2,678)	—	(2,678)
Stock-based compensation expense (employee)	—	—	5,560	—	5,560
Stock-based compensation expense (non-employee)	—	—	20	—	20
Stock-based compensation expense (ESPP)	—	—	685	—	685
Net loss and comprehensive loss	—	—	—	(22,741)	(22,741)
Balance at June 30, 2020	50,446	$50	$495,523	$(269,426)	$226,147

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2019	41,509	$42	$319,733	$(236,003)	$83,772
Sale of common stock in a public offering, net of issuance costs of $9,208	6,325	6	137,842	—	137,848
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	421	—	2,668	—	2,668
Tax portion of vested restricted stock units	—	—	(120)	—	(120)
Stock-based compensation expense (employee)	—	—	2,334	—	2,334
Stock-based compensation expense (non-employee)	—	—	55	—	55
Stock-based compensation expense (ESPP)	—	—	177	—	177
Net loss and comprehensive loss	—	—	—	(2,494)	(2,494)
Balance at June 30, 2019	48,255	$48	$462,689	$(238,497)	$224,240

Balance at December 31, 2018	40,863	$41	$313,800	$(234,086)	$79,755
Sale of common stock in a public offering, net of issuance costs of $9,208	6,325	6	137,842	—	137,848
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	987	1	6,907	—	6,908
Issuance of common stock under ESPP	80	—	491	—	491
Tax portion of vested restricted stock units	—	—	(676)	—	(676)
Stock-based compensation expense (employee)	—	—	3,932	—	3,932
Stock-based compensation expense (non-employee)	—	—	75	—	75
Stock-based compensation expense (ESPP)	—	—	318	—	318
Net loss and comprehensive loss	—	—	—	(4,411)	(4,411)
Balance at June 30, 2019	48,255	$48	$462,689	$(238,497)	$224,240

  The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(22,741)	$(4,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,929	1,869
Gain on disposal of property and equipment	—	(17)
Stock-based compensation	6,265	4,325
Amortization of debt issuance costs	—	83
Interest on end-of-term debt obligation	107	120
Write-down of excess supplies	1,088	—
Noncash lease expense	469	431
Revaluation of acquisition-related contingent consideration	(140)	—
Changes in operating assets and liabilities:
Accounts receivable	4,023	(6,458)
Supplies	(1,323)	(1,702)
Prepaid expenses and other current assets	(664)	(192)
Operating lease liability	(682)	(604)
Other assets	166	25
Accounts payable	122	1,746
Accrued liabilities	(4,343)	1,319
Net cash used in operating activities	(13,724)	(3,466)
Investing activities
Purchases of property and equipment	(1,314)	(1,424)
Proceeds from disposal of property and equipment	—	17
Net cash used in investing activities	(1,314)	(1,407)
Financing activities
Proceeds from the issuance of common stock in a public offering, net of issuance costs	—	137,848
Payment of long-term debt	—	(24,900)
Payment of finance lease liability	—	(152)
Payment of taxes on vested restricted stock units	(2,678)	(676)
Proceeds from the exercise of common stock options and employee stock purchases	5,849	7,405
Net cash provided by financing activities	3,171	119,525
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,867)	114,652
Cash, cash equivalents and restricted cash at beginning of period	159,920	78,598
Cash, cash equivalents and restricted cash at end of period	$148,053	$193,250
Supplementary cash flow information:
Purchases of property and equipment included in accounts payable and accrued liability	$—	$72
Interest paid on debt	$3	$319

Cash, Cash Equivalents and Restricted Cash:

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$147,450	$159,317
Restricted cash	603	603
Total cash, cash equivalents and restricted cash	$148,053	$159,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.

Notes to Financial Statements

(unaudited)

1. Organization, Description of Business and Summary of Significant Accounting Policies

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

The Company performs its genomic tests for thyroid cancer, lung cancer and idiopathic pulmonary fibrosis, or IPF, in its CLIA-certified laboratory in South San Francisco, California. In December 2019, the Company announced the exclusive global diagnostics license to the NanoString nCounter Analysis System, and the acquisition of the Prosigna breast cancer prognostic gene signature assay, which is commercially available, and the LymphMark lymphoma subtyping assay, which is in development. Both tests are designed for use on the nCounter system.

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

Breast Cancer - Prosigna Breast Cancer Prognostic Gene Signature Assay. The Prosigna test, acquired in December 2019 through the Company's strategic transaction with NanoString Technologies, Inc., or NanoString, uses advanced genomic technology to inform next steps for patients with early-stage breast cancer, based on the genomic make-up of their disease. The test uses a set of 50 genes known as the PAM50 gene signature and can provide a breast cancer patient and physician with prognostic score that indicates the probability of cancer recurrence over ten years. Physicians use Prosigna to help guide therapeutic decisions so that patients receive a therapeutic intervention, such as chemotherapy, only if clinically warranted. Patient test results outside of the United States include intrinsic breast cancer subtypes to complement the risk-of-recurrence score.

VERACYTE, INC.

Notes to Financial Statements

(unaudited)

The Company’s approach also provides multiple opportunities for partnerships with biopharmaceutical and diagnostic testing companies. In developing its products, the Company has built or gained access to unique biorepositories, proprietary technology and bioinformatics that it believes are important to the development of new targeted therapies, determining clinical trial eligibility and guiding treatment selection. Additionally, the Company believes that the nCounter system, with its ability to simultaneously analyze RNA, DNA or protein targets in up to 800 genes; its ease of use, and its need for minimal hands-on time, provides an attractive distributed platform for other diagnostic companies seeking to make their genomic tests available to international markets.

The Company's testing services are performed in its clinical reference laboratories located in South San Francisco, California and Austin, Texas. The Prosigna test kits and associated products are sold to laboratories and hospitals in global markets.

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of June 30, 2020, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2020 and 2019, the condensed consolidated statements of stockholders' equity for the three and six months ended June 30, 2020 and 2019, and the condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results, stockholders' equity and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2019 has been derived from audited financial statements. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results expected for the full year or any other period.

The accompanying interim period condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Reclassifications

Certain prior period balances have been reclassified to conform to current period presentation of the Company’s condensed consolidated financial statements and accompanying notes. Such reclassifications have no effect on previously reported results of operations, retained earnings or consolidated balance sheet totals; however, for the period ended June 30, 2019, the Company reclassified $431,000 of changes in operating assets and liabilities to noncash lease expense in the statement of cash flows.

Use of Estimates

The preparation of unaudited interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Items subject to such estimates include: revenue recognition; write-down of supplies; the useful lives of property and equipment; the recoverability of long-lived assets; the incremental borrowing rate for leases; the estimation of the fair value of intangible assets and contingent consideration; stock options; income tax uncertainties, including a valuation allowance for deferred tax assets; reserve on accounts receivable and contingencies. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and assumptions.

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

VERACYTE, INC.

Notes to Financial Statements

(unaudited)

Cash and Cash Equivalents

The Company considers demand deposits in a bank, money market funds and highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents include overnight reverse repurchase agreements which are tri-party repurchase agreements and have maturities of three months or less at the time of investment and are collateralized by U.S. treasury and agency securities of at least 102% of the principal amount. In a tri-party repurchase agreement, a third-party custodian bank functions as an independent intermediary to facilitate transfer of cash and holding the collateral on behalf of the underlying investor for the term of the agreement thereby minimizing risk and exposure to both parties. These overnight reverse repurchase agreements are included within cash equivalents due to their high liquidity and relatively low risk. There were no overnight reverse repurchase agreements at June 30, 2020.

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

Several of the components of the Company’s sample collection kits and test reagents, and its nCounter Analysis System and related diagnostic kits are obtained from single-source suppliers. If these single-source suppliers fail to satisfy the Company’s requirements on a timely basis, it could suffer delays in being able to deliver its diagnostic solutions, a possible loss of revenue, or incur higher costs, any of which could adversely affect its operating results.

The Company is also subject to credit risk from its accounts receivable related to its sales. Credit risk for accounts receivable from testing revenue is incorporated in testing revenue accrual rates as the Company assesses historical collection rates and current developments to determine accrual rates and amounts the Company will ultimately collect. The Company generally does not perform evaluations of customers’ financial condition for testing revenue and generally does not require collateral. The Company assesses credit risk and the amount of accounts receivable the Company will ultimately collect for product, biopharmaceutical and collaboration revenue based on collection history, current developments and credit worthiness of the customer. The estimate of credit losses is not material at June 30, 2020.

Through June 30, 2020, most of the Company’s revenue has been derived from the sale of Afirma. To date, Afirma has been delivered primarily to physicians in the United States. The Company’s third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Medicare	18%	26%	23%	24%
Johnson and Johnson Services, Inc.	*	11%	*	12%
UnitedHealthcare	10%	11%	10%	11%
	28%	48%	33%	47%
*Less than 10%

VERACYTE, INC.

Notes to Financial Statements

(unaudited)

The Company’s third-party payers and other customers in excess of 10% of accounts receivable and their related accounts receivable balance as a percentage of total accounts receivable were as follows at the following dates:

	June 30, 2020	December 31, 2019
Johnson and Johnson Services, Inc.	*	10%
Medicare	11%	15%

*Less than 10%

Restricted Cash

The Company had deposits of $603,000 included in long-term assets as of June 30, 2020 and December 31, 2019, restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of the Company’s South San Francisco facility.

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

During the first half of 2020, the Company changed its revenue estimates due to actual and anticipated cash collections for tests delivered in prior quarters and recognized additional revenue of $0.9 million and $0.7 million for the three and six months ended June 30, 2020, respectively. These adjustments resulted in decreases in the Company's loss from operations of $0.9 million and $0.7 million and a decrease in basic and diluted net loss per share of $0.02 and $0.01 for the three and six months ended June 30, 2020, respectively.

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

Product revenue from instruments and diagnostic kits is recognized generally upon shipment or when the instrument is ready for use by the end customer, which is when title of the product has been transferred to the customer. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. Performance obligations are considered satisfied once the Company has transferred control of a product to the customer, meaning the customer has the ability to use and obtain the benefit of the product. The Company recognizes product revenue for satisfied performance obligations only when there are no uncertainties regarding payment terms or transfer of control. Shipping and handling costs incurred for product shipments are charged to the Company's customers and included in product revenue. Revenues are presented net of the taxes that are collected from customers and remitted to governmental authorities.

VERACYTE, INC.

Notes to Financial Statements

(unaudited)

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

Net sales of data or other services to our customers are classified under biopharmaceutical revenue, and all other non-customer revenue are classified under collaboration revenue in our consolidated statements of operations and comprehensive loss. There was no collaboration revenue in the three and six months ended June 30, 2020.

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

Services Agreement with Loxo Oncology

On April 9, 2018, the Company entered into an agreement with Loxo Oncology, Inc., or Loxo, whereby the Company agreed to provide certain tissue samples and other services in exchange for agreed-upon fees. The agreement has a term of one year with an automatic renewal of one year and Loxo may terminate the agreement at any time with at least 90 days' notice. As of June 30, 2020, the agreement has not been terminated. The Company evaluated the accounting for this agreement under ASC 606 and concluded the performance obligations thereunder are the delivery of tissue samples and performance of services, both of which are distinct. For the three months ended March 31, 2019, the Company recognized revenue of $90,000 for the delivery of tissue samples. There were no deliveries of tissue samples for the three months ended June 30, 2019 or for the six months ended June 30, 2020. The Company recognized revenue of $250,000 and $500,000 for the performance of services for each of the three and six months June 30, 2020, respectively. The cost of revenue associated with revenue recognized under the agreement with Loxo is not significant. There was no deferred revenue related to this agreement at either June 30, 2020 or December 31, 2019.

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

Under the terms of the agreement, the Company will provide data from its RNA whole-transcriptome sequencing platform to JJSI in exchange for $7.0 million in payments from JJSI. The Company is also entitled to additional payments from JJSI of up to $13.0 million, conditioned upon the achievement of certain milestones relating to the development and reimbursement of the Percepta v.2 and Nasal tests. For a period of ten years commencing with the first commercial sale of the Percepta v.2 and Nasal tests, respectively, the Company will make payments to JJSI of one percent of net cash collections for Percepta v.2 and in the low-single digits of net cash collections for the Nasal test, depending on the number and timing of JJSI samples and associated clinical data the Company receives from JJSI.  On December 18, 2019, this agreement was amended for the Company to provide further data in exchange for additional consideration, most of which the Company provided during the three months ended June 30, 2020 and recognized $1.3 million of revenue.

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

VERACYTE, INC.

Notes to Financial Statements

(unaudited)

The Company recognized revenue of $1.3 million for the three and six months ended June 30, 2020 for the provision of data relating to the Nasal program. For the three and six months ended June 30, 2019, the Company recognized revenue of $1.2 million and $5.0 million, respectively, for the provision of data relating to Percepta v.2, classified under biopharmaceutical revenue in the condensed consolidated statement of operations and comprehensive loss. In addition, the Company recognized revenue of $2.0 million for fulfillment of obligations relating to Percepta v.2 development milestones during the three months ended June 30, 2019. Accounts receivable from JJSI was $0.5 million at June 30, 2020 and $2.0 million at December 31, 2019. There was no deferred revenue related to this agreement at June 30, 2020 and December 31, 2019.

Collaboration Agreement with AstraZeneca Group

On December 23, 2019, the Company entered into an agreement with Acerta Pharma B.V., or Acerta, a member of AstraZeneca Group whereby the Company agreed to provide genomic information that will support Acerta’s development of oncology therapeutics. Acerta will pay the Company for certain development activities and pay milestones to the Company for the achievement of development milestones. For the three and six months June 30, 2020, the Company recognized $0.2 million and $0.4 million, respectively, of revenue for certain development activities.  For the three months ended June 30, 2020, the Company recognized $1.0 million for the achievement of development milestones.  Accounts receivable from Acerta was $1.4 million at June 30, 2020.

Commercial Development Agreement with CareDx

On May 13, 2020, the Company entered into a commercial development agreement with CareDx, Inc., or CareDx, under which the Company provided to CareDx the right to develop and commercialize solid organ transplant-rejection tests on the Company's nCounter platform in exchange for a $1.0 million upfront payment, and is entitled to additional payments from CareDx of up to $4.5 million, conditioned upon the achievement of commercial milestones.  The Company will also provide certain development support services to CareDx in exchange for $0.5 million.  For the three months ended June 30, 2020, the Company recognized the $1.0 million upfront payment as biopharmaceutical revenue as the Company has no remaining performance obligations. There was no accounts receivable from CareDx at June 30, 2020.

Cost of Testing Revenue

The components of our cost of testing services are laboratory expenses, sample collection expenses, compensation expense, license fees and royalties, depreciation and amortization, other expenses such as equipment and laboratory supplies, and allocations of facility and information technology expenses. Costs associated with performing tests are expensed as the test is processed regardless of whether and when revenue is recognized with respect to that test. Cost of testing revenue for the six months ended June 30, 2020 included a $1.1 million write-down of supplies for the potential expiration of reagents due to an anticipated decline in volumes resulting from the COVID-19 pandemic.

Cost of Product Revenue

Cost of product revenue consists primarily of costs of purchasing instruments and diagnostic kits from third-party contract manufacturers, installation, service and packaging and delivery costs. In addition, cost of product includes royalty costs for licensed technologies included in the Company’s products and labor expenses. Cost of product revenue for instruments and diagnostic kits is recognized in the period the related revenue is recognized. Shipping and handling costs incurred for product shipments are included in cost of product in the condensed consolidated statements of operations and comprehensive loss.

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

VERACYTE, INC.

Notes to Financial Statements

(unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shares of common stock subject to outstanding options	4,823,917	5,721,801	4,792,022	5,696,450
Employee stock purchase plan	26,416	29,471	23,007	27,582
Restricted stock units	945,325	752,607	941,776	646,274
Total common stock equivalents	5,795,658	6,503,879	5,756,805	6,370,306

3. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands of dollars):

	June 30, 2020	December 31, 2019
Accrued compensation expenses	$6,703	$10,100
Accrued other	2,683	3,634
Total accrued liabilities	$9,386	$13,734

VERACYTE, INC.

Notes to Financial Statements

(unaudited)

4. Business Combination

On December 3, 2019, the Company executed an agreement with NanoString for the exclusive global diagnostics license to the nCounter Analysis System, and the acquisition of the Prosigna breast cancer prognostic gene signature assay, and the LymphMark lymphoma subtyping assay. The strategic transaction positions the Company to expand its genomic diagnostics business globally, with the ability to deliver its advanced genomic tests to physicians and their patients via hospital and clinical laboratories throughout the European Union and other parts of the world. The Company has accounted for this agreement under Accounting Standards Codification 805, Business Combinations. Pursuant to the terms of the agreement, Veracyte paid NanoString $40.0 million in cash and $10.0 million in Veracyte common stock, and may pay up to an additional $10.0 million in cash, contingent upon the commercial launch of Veracyte diagnostic tests for use on the platform. This contingency was valued at $6.1 million as of the acquisition date and as of December 31, 2019, recorded as a liability, and will be remeasured to fair value at each reporting date until the contingent consideration is settled. As of June 30, 2020, this contingency was remeasured to $5.9 million with the corresponding change included in general and administrative expense in the Company's condensed consolidated statements of operations and comprehensive loss.

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

Prosigna product technology	$4,120
Prosigna customer relationships	2,430
nCounter Dx license	46,880
LymphMark product technology	990
Total identifiable intangible assets acquired	54,420
Goodwill	1,668
Net assets acquired	$56,088

Identifiable acquisition-related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized, as follows:

Estimated Useful life (In Years)
Prosigna product technology	15
Prosigna customer relationships	5
nCounter Dx license	15
LymphMark product technology	7

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. This acquisition includes $1.7 million of goodwill which the Company believes consists principally of the organized workforce that will help the Company execute its strategic plans in relation to the assets acquired. In accordance with ASC 350, goodwill will not be amortized but will be tested for impairment at least annually. As of June 30, 2020, goodwill is not deductible for tax purposes, however, if contingent consideration is paid at a future date, the portions of contingent consideration paid and allocated to the intangible assets for tax purposes will be tax deductible. The accounting for this acquisition is preliminary and will be finalized upon completion of the analysis of certain contracts acquired and executed as part of this acquisition along with the impact on goodwill, should there be any.

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

The fair value of the Company’s financial assets includes money market funds, overnight reverse repurchase agreements and a deposit for the lease of the Company's South San Francisco facility. Money market funds, included in cash and cash equivalents in the accompanying condensed consolidated balance sheets, were $144.7 million and $57.6 million as of June 30, 2020 and December 31, 2019, respectively, and are Level I assets as described above. Overnight reverse repurchase agreements, included in cash and cash equivalents in the accompanying condensed consolidated balance sheets, were zero and $100.0 million as of June 30, 2020 and December 31, 2019, respectively, and are Level II assets as described above. There were no unrealized gains or losses from overnight reverse repurchase agreements at June 30, 2020 and December 31, 2019. The deposit for the lease, included in restricted cash in the accompanying condensed consolidated balance sheets, was $603,000 as of June 30, 2020 and December 31, 2019, and is a Level I asset as described above.

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

6. Commitments and Contingencies

Operating Leases

The Company leases its headquarters and laboratory facilities in South San Francisco, California under a non-cancelable lease agreement for approximately 59,000 square feet. The lease began in June 2015 and ends in March 2026 and contains extension of lease term and expansion options. The Company had deposits of $603,000 included in long-term assets as of June 30, 2020 and December 31, 2019, restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of the South San Francisco facility.

The Company also leases laboratory and office space in Austin, Texas under a lease that expires in January 2029 and includes options for expansion and early termination in 2025. The Company provided a cash security deposit for this lease of $139,000, included in other assets in the Company’s condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019.

VERACYTE, INC.

Notes to Financial Statements

(unaudited)

Future minimum lease payments under non-cancelable operating leases as of June 30, 2020 are as follows (in thousands of dollars):

Year Ending December 31,
Remainder of 2020	$1,175
2021	2,401
2022	2,472
2023	2,543
2024	2,614
Thereafter	4,227
Total future minimum lease payments	15,432
Less: amount representing interest	3,201
Present value of future lease payments	12,231
Less: short-term lease liabilities	1,495
Long-term lease liabilities	$10,736

The Company recognizes operating lease expense on a straight-line basis over the non-cancelable lease period. Operating lease expense was $0.5 million for each of the three months ended June 30, 2020 and 2019 and $1.0 million for each of the six months ended June 30, 2020 and 2019.

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

7. Debt

Loan and Security Agreement

On November 3, 2017, the Company entered into a loan and security agreement, or Loan and Security Agreement, with Silicon Valley Bank. The Loan and Security Agreement allows the Company to borrow up to $35.0 million, with a $25.0 million advance term loan, or Term Loan Advance, and a revolving line of credit of up to $10.0 million, or Revolving Line of Credit. The Term Loan Advance was advanced upon the closing of the Loan and Security Agreement and was used to pay the outstanding balance of the Company’s existing long-term debt, which was canceled at that date. The Company had not drawn on the Revolving Line of Credit as of June 30, 2020. Borrowings under the Loan and Security Agreement mature on October 1, 2022. Amounts may be borrowed and repaid under the Revolving Line of Credit up until the earliest of full repayment or maturity of the Loan and Security Agreement, termination of the Loan and Security Agreement, or October 1, 2022.

The Term Loan Advance bears interest at a variable rate equal to (i) the thirty-day U.S. London Interbank Offer Rate, or LIBOR, plus (ii) 4.20%, with a minimum rate of 5.43% per annum. Principal amounts outstanding under the Revolving Line of Credit bear interest at a variable rate equal to (i) LIBOR plus (ii) 3.50%, with a minimum rate of 4.70% per annum. The average Term Loan Advance interest rate for the six months ended June 30, 2020 was 5.6%.

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

In addition, a final payment on the Term Loan Advance in the amount of $1.2 million is due upon the earlier of the maturity date of the Term Loan Advance or its payment in full. The Loan and Security Agreement contains customary representations, warranties, and events of default such as a material adverse change in the Company's business, operations or financial condition, as well as affirmative and negative covenants. The negative covenants include, among other provisions, covenants that limit or restrict the Company's ability to incur liens, make investments, incur indebtedness, merge with or acquire other entities, dispose of assets, make dividends or other distributions to holders of its equity interests, engage in any new line of business, or enter into certain transactions with affiliates, in each case subject to certain exceptions. The Company’s obligations under the Loan and Security Agreement are secured by substantially all of its assets (excluding intellectual property), subject to certain customary exceptions. The Loan and Security Agreement also requires the Company to achieve certain revenue levels tested quarterly on a trailing twelve-month basis. However, failure to maintain the revenue levels will not be considered a default if the sum of the Company’s unrestricted cash and cash equivalents maintained with Silicon Valley Bank and amount available under the Revolving Line of Credit is at least $40.0 million. As of June 30, 2020, the Company was in compliance with the loan covenants.

VERACYTE, INC.

Notes to Financial Statements

(unaudited)

The debt obligation for borrowings made under the Loan and Security Agreement was as follows (in thousands of dollars):

	June 30, 2020	December 31, 2019
Debt principal	$100	$100
End-of-term debt obligation	701	594
Total debt obligation	$801	$694

Future principal and end-of-term debt obligation payments under the Loan and Security Agreement are $1.3 million and due in 2022.

The end-of-term debt obligation accretes over the term of the Loan and Security Agreement until maturity and is included in interest expense in the Company's condensed consolidated statements of operations and comprehensive loss.

8. Stockholders’ Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows:

	June 30, 2020	December 31, 2019
Stock options and restricted stock units issued and outstanding	5,534,822	5,562,484
Stock options and restricted stock units available for grant under stock option plans	3,207,661	1,954,804
Common stock available for the Employee Stock Purchase Plan	112,226	173,168
Total	8,854,709	7,690,456

9. Thyroid Cytopathology Partners

The Company has an agreement with a specialized pathology practice, Thyroid Cytopathology Partners, or ("TCP"), to provide testing services to the Company, or TCP Agreement.  The TCP Agreement is effective through October 31, 2022, and thereafter automatically renews every year unless either party provides notice of intent not to renew at least 12 months prior to the end of the then-current term. Under the TCP Agreement, the Company pays TCP based on a fixed price per test schedule which is reviewed periodically for changes in market pricing, and the TCP Agreement included a clause allowing TCP to sublease a portion of the Company's facility in Austin, Texas.  The Company does not have an ownership interest in or provide any form of financial or other support to TCP.  The Company previously concluded that TCP represented a variable interest entity as a result of the facility arrangement clause, but that the Company was not the primary beneficiary as it did not have the ability to direct the activities that most significantly impacted TCP's economic performance, and therefore did not consolidate TCP.  On February 14, 2019, the TCP Agreement was amended to remove the facility clause.  Accordingly, the Company believes TCP was no longer a variable interest entity as of that date.

TCP's portion of rent and related operating expenses reimbursed to the Company for the shared space at the Austin, Texas facility was $11,000 for the six months ended June 30, 2019, and is included in other income, net in the Company’s condensed consolidated statements of operations and comprehensive loss.

VERACYTE, INC.

Notes to Financial Statements

(unaudited)

10. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and six months ended June 30, 2020 and 2019. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

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

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "expects," "anticipates," "intends," "estimates," "plans," "believes," "continuing," "ongoing," and similar expressions are intended to identify forward-looking statements. These are statements that relate to future events and include, but are not limited to, the factors that may impact our financial results; our expectations regarding revenue; our expectations with respect to our future research and development, general and administrative and selling and marketing expenses and our anticipated uses of our funds; the impact of the COVID-19 pandemic on our business and the U.S. and global economies; our expectations regarding the return to pre-COVID-19 volume and revenue levels; our beliefs with respect to the optimization of our processes for the analysis of ribonucleic acid, or RNA, samples; our integration of the assets acquired from NanoString Technologies, Inc.; our ability to deploy the nCounter Analysis System successfully and run our tests on this platform worldwide; our beliefs with respect to the optimization of our processes for the analysis of ribonucleic acid, or RNA, samples; our collaboration with Johnson & Johnson Services, Inc.; our belief in the importance of maintaining libraries of clinical evidence; our expectations regarding the nasal swab classifier for early lung cancer detection, the Percepta Lung Cancer Atlas, the Envisia classifier on the nCounter system and the LymphMark lymphoma subtyping test; our expectations regarding our diagnostic company partnerships with CareDx and MAVIDx; our ability to have the targeted Atlas platform transferred to our pulmonology indications; our expectations regarding the Percepta Lung Cancer Atlas; our expectations regarding capital expenditures; our anticipated cash needs and our estimates regarding our capital requirements; the timing and success of our transition to a single platform for all of our classifiers and tests; our ability to maintain Medicare coverage for each of our tests; our need for additional financing; potential future sources of cash; our business strategy and our ability to execute our strategy; our ability to achieve and maintain reimbursement from third-party payers at acceptable levels and our expectations regarding the timing of reimbursement; the estimated size of the global markets for our tests; the estimated number of patients who receive uncertain diagnoses who are candidates for our test; the attributes and potential benefits of our tests and any future tests we may develop to patients, physicians and payers; the factors we believe drive demand for and reimbursement of our tests; our ability to sustain or increase demand for our tests; our intent to expand into other clinical areas; our ability to develop new tests, and the timeframes for development or commercialization; our ability to get our data and clinical studies accepted in peer-reviewed publications; our dependence on and the terms of our agreement with TCP, and on other strategic relationships, and the success of those relationships; our beliefs regarding our laboratory capacity; the potential for future clinical studies to contradict or undermine previously published clinical study results; the applicability of clinical results to actual outcomes; our expectations regarding our international expansion; the occurrence, timing, outcome or success of clinical trials or studies; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive position; our compliance with federal, state and international regulations; the potential impact of regulation of our tests by the Food and Drug Administration, or FDA, or other regulatory bodies; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business; the impact of seasonal fluctuations and economic conditions on our business; our belief that we have taken reasonable steps to protect our intellectual property; our belief that our intellectual property will develop and maintain our competitive position; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; and anticipated trends and challenges in our business and the markets in which we operate. We caution you that the foregoing list does not contain all of the forward-looking statements made in this report.

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

Overview

        We are a global genomic diagnostics company that improves patient care by answering important clinical questions to inform diagnosis and treatment decisions throughout the patient journey in cancer and other diseases. The Company’s growing menu of genomic tests leverage advances in genomic science and technology to change care for patients, enabling them to avoid risky, costly procedures and quicken time to appropriate treatment. With Veracyte’s exclusive global access to a what we believe is best-in-class diagnostics instrument platform, the Company is positioned to deliver its tests to patients worldwide through laboratories and hospitals that can perform the tests locally.

We perform our genomic tests for thyroid cancer, lung cancer and idiopathic pulmonary fibrosis, or IPF, in our CLIA-certified laboratory in South San Francisco, California. In December 2019, we announced an exclusive global diagnostics license to the nCounter® Analysis System from NanoString, as well as the acquisition of the Prosigna® breast cancer prognostic gene signature assay, which is commercially available, and the LymphMark™ lymphoma subtyping assay, which is in development. Both tests are designed for use on the nCounter system. We believe this strategic transaction positions us to expand our business globally with a broad menu of advanced genomic tests that may be offered as distributed kits and performed in local laboratories worldwide. We believe our current and pipeline products address a collective global market of over $40 billion.

We develop our genomic tests using advanced scientific methods, such as RNA whole-transcriptome sequencing and machine learning, and then optimize the assay and classifier results for the platform on which the test will be performed. Historically, that platform has been RNA sequencing, performed in our CLIA lab. Beginning in 2021, we expect this to also include the nCounter platform for international distribution of our tests.

Our genomic classifiers are designed to improve diagnostic and prognostic clarity for cancer and other diseases. In its 2015 report, “Improving Diagnostic Errors in Medicine,” the Institute of Medicine concluded that most people will experience at least one diagnostic error in their lifetime, sometimes with devastating consequences. Annually, of the hundreds of thousands of patients who are evaluated for suspected disease in our thyroid and lung indications, diagnosis can be ambiguous in 15-70% of cases. This diagnostic uncertainty can lead to additional, invasive procedures that are often unnecessary, delayed or incorrect treatment, increased healthcare costs and patient anxiety.

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

•

Proprietary Technology and Bioinformatics - For biomarker discovery and product development, we utilize machine learning to select the genomic, clinical or other features from our biorepository that best distinguish the condition we are trying to identify. This enables us to develop high-performing genomic classifiers that can answer specific clinical questions. In addition, our bioinformatics pipelines are built to extract genomic variant content from the same assay or at the time of diagnosis to inform therapeutic selection.

•

High-Performing Commercial Genomic Tests – With the exception of Prosigna, which competes with a first-to-market test in a highly competitive environment, our genomic tests generally serve large, untapped markets where they are changing the diagnostic and treatment paradigm for patients. We believe the nCounter platform affords us the opportunity to adapt our test menu for multiple markets globally, providing flexibility for a global distributed testing model and potentially increased efficiency in our United States-based CLIA lab. Regardless of the testing platform used for diagnosis, our RNA sequencing platform enables us to offer testing from our CLIA lab for a broad range of gene alterations, which can inform treatment decisions at the time of diagnosis.

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

The published evidence supporting our tests demonstrates the robustness of our science and clinical studies, which we believe is key to driving adoption and reimbursement. Patients and physicians can access our full list of publications on our website. Over 50 clinical studies covering our products have been published, including three landmark clinical validation papers published in The New England Journal of Medicine for the Afirma and Percepta classifiers, respectively, and in The Lancet Respiratory Medicine for the Envisia classifier. We continue to build upon our extensive library of clinical evidence.

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

We also expect to continue expanding our offerings in thyroid cancer, lung cancer, interstitial lung diseases such as IPF, breast cancer and lymphoma, as well as other indications that we believe will benefit from our technology and approach. Our product development pipelines address what we believe to be significant market opportunities for addressing clinical questions in early detection, diagnosis, staging/prognosis, therapy selection/surgery and disease monitoring across the aforementioned indications. We plan to commercially introduce four products in 2021: Our nasal swab classifier for early lung cancer detection and our Percepta Lung Cancer Atlas, which together with the Percepta GSC, form a comprehensive lung cancer portfolio; our Envisia classifier on the nCounter system for expansion into global markets; and, if the FDA grants our De Novo classification request, our LymphMark lymphoma subtyping test.

Additionally, since the beginning of the second quarter of 2020 we announced our first two diagnostic company partnerships – with CareDx in transplantation and MAVIDx in COVID-19 and other infectious diseases, which we expect to help expand our testing menu on the nCounter system and fuel additional revenue-generation opportunities.

Impact of COVID-19

In December 2019, a strain of coronavirus was reported in Wuhan, China, and began to spread globally, including to the United States and Europe, in the following months. The World Health Organization has declared COVID-19 to be a pandemic and a public health emergency of international concern. The full impact of the COVID-19 outbreak is inherently uncertain at the time of this report. The COVID-19 outbreak has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets. As COVID-19 has spread, it has significantly impacted the health and economic environment around the world and many governments have closed most public establishments, including restaurants, workplaces and schools. Our customers, third-party contract manufacturers, suppliers and collaboration partners may be affected by the closure of hospitals, doctors' offices, manufacturing sites, or country borders, among other measures being put in place around the world. Consequent increases in layoffs and furloughs in the medical industry and otherwise during the shutdown are having, and will continue to have, negative impact on the demand for medical care and diagnostic tests, which affects the frequency with which tests are prescribed, and the ability of doctors and hospitals to administer such tests. Further the inability to travel and conduct face-to-face meetings can also make it more difficult to expand utilization of our products into new geographies and to drive awareness of our products. These circumstances have had a significant negative impact on our financial results during the first half of fiscal 2020.

During the second half of March 2020 through the date of this filing, we experienced a significant decline in the volume of samples received resulting in a significant decline in revenue. Our genomic testing volume doubled between April and June 2020 as hospitals started performing more non-emergency procedures and physician practices began to open up. We are currently anticipating a return to prior-year volume and revenue levels in the first or second quarter of 2021, reflecting a “U-shaped” recovery. The COVID-19 pandemic has also caused us to modify our business practices, including taking proactive steps to protect our employees and the broader community (including but not limited to curtailing or modifying employee travel, moving to full remote work wherever possible, and cancelling physical participation in meetings, events and conferences), while ensuring our ability to deliver genomic test results to physicians and their patients who need them. Given the significant challenges we face from COVID-19, we have taken actions to reduce expenses and preserve the health of our business, including our board of directors, executive team, including our Chairman and CEO, and certain other employees taking a reduction in pay until we are able to resume normal operations. In April 2020, we also put approximately 60 employees on a temporary furlough. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

During the second quarter, with limited physical access to physicians, we expanded our use of digital tools to engage with our customers. Given the effectiveness of these programs, we believe such new sales and marketing models offer an opportunity to increase our efficiency and align with our projections for a U-shaped recovery. To that end, in July 2020 we terminated over 30 sales positions, representing a combination of employees who were furloughed and those who were not. At the same time, we brought the remaining 35 employees – mostly in sales – back from furlough as our business began to ramp.

The extent of the impact of the COVID-19 on our future liquidity and operational performance will depend on certain developments, including the duration and spread of the outbreak, the impact on our customers' operations and the impact to our sales and renewal cycles.

Second Quarter 2020 Financial Results

For the second quarter of 2020:

•	Total Revenue was $20.7 million, comprising $16.9 million in testing and product revenue and $3.8 million in biopharmaceutical partnership and collaboration revenue;
•	Gross Margin was 63%;
•	Operating Expenses, Excluding Cost of Revenue, were $24.1 million;
•	Net Loss and Comprehensive Loss was $11.0 million;
•	Basic and Diluted Net Loss Per Common Share was $0.22;
•	Net Cash Used in Operating Activities was $8.4 million; and
•	Cash and Cash Equivalents were $147.5 million at June 30, 2020.

For the six-months ended June 30, 2020:

•	Total revenue was $51.8 million, comprising $47.3 million in testing and product revenue and $4.5 million in biopharmaceutical partnership and collaboration revenue;
•	Gross Margin was 62%;
•	Operating Expenses, Excluding Cost of Revenue, were $55.2 million;
•	Net Loss and Comprehensive Loss was $22.7 million;
•	Basic and Diluted Net Loss Per Common Share was $0.45; and
•	Net Cash Used in Operating Activities was $13.7 million.

Second Quarter 2020 and Recent Business Highlights

Core Diagnostics Business:

•	Increased our reported genomic testing volume (Afirma, Percepta and Envisia), with June total volume doubling that of April.
•	Expanded virtual customer engagement program, conducting more than two dozen virtual educational events, email campaigns and other digital outreach to clinicians.
•

Strengthened our library of published clinical evidence supporting use of the Afirma Xpression Atlas (Cancer Cytopathology) and the Envisia Genomic Classifier (CHEST and AJRCCM). The AJRCCM study further demonstrates the Envisia classifier’s ability to improve diagnosis of idiopathic pulmonary fibrosis without the need for surgery.

•	LymphMark – Submitted De Novo classification request to the FDA for the lymphoma subtyping test, which is designed to help inform diagnosis and better treatment decisions.
•

On track to launch four new products in 2021: Nasal swab test for early lung cancer detection; Percepta Atlas to inform treatment decisions in lung cancer; Envisia international launch on the nCounter; and LymphMark, if the FDA grants our De Novo classification request.

•

Signed distributor contracts that will make Veracyte’s advanced genomic testing on the nCounter system available to laboratories throughout the Asia Pacific region, as well as in Australia and New Zealand.

Strategic Collaborations:

•

CareDx – Formed strategic collaboration through which CareDx has the exclusive right to develop solid organ transplant rejection tests on the nCounter Analysis System, fueling our global menu expansion.

•	Generated revenue from four biopharmaceutical and diagnostics partners: Eli Lilly/Loxo Oncology, Johnson & Johnson Innovation, Acerta Pharma and CareDx.
•	MAVIDx – Signed strategic agreement, taking an equity stake in MAVIDx, for the new company to develop COVID-19 and other infectious disease tests for ultra-high throughput testing on the nCounter system. A Harvard University report estimates the market will require 20 million tests per day in the United States alone.

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

Reported Genomic Test Volume

Our performance depends on the number of genomic tests that we perform and report as completed in our CLIA laboratories. Factors impacting the number of tests that we report as completed include, but are not limited to:

•	the impact of COVID-19 on patients seeking to have tests performed;
•	the number of samples that we receive that meet the medical indication for each test performed;
•	the quantity and quality of the sample received;
•	receipt of the necessary documentation, such as physician order and patient consent, required to perform, bill and collect for our tests;
•	the patient's ability to pay or provide necessary insurance coverage for the tests performed;
•	the time it takes us to perform our tests and report the results;
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

Continued Adoption of and Reimbursement for our Products

  Revenue growth depends on our ability to secure coverage decisions, achieve broader reimbursement at increased levels from third-party payers, expand our base of prescribing physicians and increase our penetration in existing accounts. Because some payers consider our products experimental and investigational, we may not receive payment for tests and payments we receive may not be at acceptable levels. We expect our revenue growth to increase if more payers make positive coverage decisions and as payers enter into contracts with us, which should enhance our revenue and cash collections. To drive increased adoption of our products, we increased our sales force and marketing efforts over the last several years. Our sales team is structured to sell all of our products; we do not maintain a separate sales force for each product. If we are unable to expand the base of prescribing physicians and penetration within these accounts at an acceptable rate, or if we are not able to execute our strategy for increasing reimbursement, we may not be able to effectively increase our revenue. We expect to continue to see pressure from payers to limit the utilization of tests, generally, and we believe more payers are deploying cost containment tactics, such as pre-authorization, reduction of the payer portion of reimbursement and employing laboratory benefit managers to reduce utilization rates.

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

Revenue growth or reimbursement from our collaborations depends on our ability to deliver services or information and achieve milestones required from our collaborative partners. Our collaboration partners pay us for the provision of data, other services and the achievement of milestones. Under a collaboration with Johnson & Johnson in 2018, we provided data services required under this agreement in 2019 and 2020, however, there remains $9.0 of revenue associated with development and commercialization milestones yet to be achieved.

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

Prior to the adoption of ASC 606, for our testing services we recognized a portion of our revenue not at the time of delivery of test results, on an accrual-basis of accounting, but upon the ultimate payment for those services, on the cash-basis of accounting. Through December 31, 2019, cumulative amounts billed at list price for tests processed which were not recognized as revenue upon delivery of a patient report because our accrual revenue recognition criteria were not met and for which we have not collected cash or written off as uncollectible, totaled approximately $159.3 million. Of this amount, we did not collect any amounts in the six months ended June 30, 2020 and we have no expectation of future collection because we began accruing for substantially all revenue upon delivery of a patient report in the third quarter of 2016. Under ASC 606, we recognize revenue at the time we deliver test results based upon what we reasonably expect to collect and the list price of a test may not be indicative of what we ultimately expect to collect.

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

The average Afirma genomic classifier reimbursement rate will change over time due to a number of factors, including medical coverage decisions by payers, the effects of contracts signed with payers, changes in allowed amounts by payers, our ability to successfully win appeals for payment, and our ability to collect cash payments from third-party payers and individual patients. Historical average reimbursement is not necessarily indicative of future average reimbursement. For the three months ended June 30, 2020, we accrued, on average, between $2,800 and $2,900 for the Afirma genomic classifier tests, including variants, that met our revenue recognition standard, which was between 90% - 95% of the reported Afirma classifier test volume.

From the second quarter of 2019 to the second quarter of 2020, we accrued between $1.0 million and $2.4 million in revenue per quarter from providing cytopathology services associated with our Afirma solution.

We incur expense for tests in the period in which the test is conducted and recognize revenue for tests in the period in which our revenue recognition criteria are met.

Product Revenue

We began recognizing product revenue in December 2019 when we executed an agreement with NanoString for the exclusive worldwide license to the nCounter platform and the acquisition of products for in vitro diagnostic use.

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

Our products consist of the Prosigna breast cancer assay, the nCounter Analysis System and related diagnostic kits. Revenues are presented net of the taxes that are collected from customers and remitted to governmental authorities.

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

Net sales of data or other services to our customers are classified under biopharmaceutical revenue, and all other non-customer revenue are classified under collaboration revenue in our condensed consolidated statements of operations and comprehensive loss. Payments made to us that are not net sales of data or other services to our customers are recorded as an offset against research and development expense in our condensed consolidated statements of operations and comprehensive loss.

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

Additionally, our Envisia Genomic Classifier, launched in October 2016, is the first commercial test to improve the diagnosis of IPF among patients with a suspected interstitial lung disease. In March 2019, we received notice of Medicare coverage for the Envisia classifier through the MolDX program, with an effective date of April 1, 2019.

We are currently leveraging the same “field of injury” technology that powers our Percepta classifier to develop a nasal swab test that can enable earlier lung cancer detection - and ultimately help reduce lung cancer deaths. In October 2019, we announced preliminary clinical data for our noninvasive nasal swab classifier - the first test of its kind. The findings show that the novel genomic test can accurately classify lung cancer risk in patients with lung nodules so that these patients can obtain the prompt diagnosis and potential treatment they need or may be monitored noninvasively. We also believe our Xpression Atlas platform can be transferred to our pulmonology indications and plan to introduce our Percepta Lung Cancer Atlas in 2021. We believe that our comprehensive lung cancer portfolio will enable us to answer questions across the patient care continuum.

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

Financial Overview

Revenue

Through June 30, 2020, we had derived most of our revenue from the sale of Afirma, delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of cash collection from the third-party payer and individual patients. Third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Medicare	18%	26%	23%	24%
Johnson and Johnson Services, Inc.	*	11%	*	12%
UnitedHealthcare	10%	11%	10%	11%
	28%	48%	33%	47%

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

Cost of Revenue

The components of our cost of testing revenue are laboratory expenses, sample collection kit costs, sample collection expenses, compensation expense, license fees and royalties, depreciation and amortization, other expenses such as equipment and laboratory supplies, and allocations of facility and information technology expenses. Costs associated with performing tests are recorded as the test is processed regardless of whether and when revenue is recognized with respect to that test. As a result, our cost of revenue as a percentage of revenue may vary significantly from period to period because we may not recognize all revenue in the period in which the associated costs are incurred. We expect cost of revenue in absolute dollars to increase as the number of tests we perform increases. However, we expect that the cost per test will decrease over time due to leveraging fixed costs, efficiencies we may gain as test volume increases and from automation, process efficiencies and other cost reductions. As we introduce new tests, initially our cost of revenue will be high as we expect to run suboptimal batch sizes, run quality control batches, test batches, registry samples and generally incur costs that may suppress or reduce gross margins. This will disproportionately increase our aggregate cost of revenue until we achieve efficiencies in processing these new tests.

Our cost of product revenue consists primarily of costs of purchasing instruments and diagnostic kits from third-party contract manufacturers, installation, warranty, service and packaging and delivery costs. In addition, cost of product includes royalty costs for licensed technologies included in our products and labor expenses. As our Prosigna test kits are sold in various configurations with different number of tests, our product cost per test will vary based on the specific kit configuration purchased by customers.

Our cost of biopharmaceutical revenue are the costs of performing activities under arrangements that require us to perform research and development services on behalf of a customer pursuant to a biopharmaceutical service agreement, and is mainly comprised of compensation expense and pass through costs.

Research and Development

Research and development expenses include expenses incurred to develop our technology, collect clinical samples and conduct clinical studies to develop and support our products and pipeline. These expenses consist of compensation expenses, direct research and development expenses such as prototype materials, laboratory supplies and costs associated with setting up and conducting clinical studies at domestic and international sites, professional fees, depreciation and amortization, other miscellaneous expenses and allocation of facility and information technology expenses. We expense all research and development costs in the periods in which they are incurred. We expect to incur significant research and development expenses as we continue to invest in research and development activities related to developing additional products and evaluating various platforms. We incurred research and development expenses on ongoing evidence development for our Afirma, Percepta and Envisia classifiers in 2019. We incurred a majority of our research and development expenses in the six months ended June 30, 2020 in support of our pipeline products, and expect this to continue in the remainder of 2020 and beyond.

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

General and Administrative

General and administrative expenses include compensation expenses for executive officers and administrative, billing and client service personnel, professional fees for legal and audit services, occupancy costs, depreciation and amortization, and other expenses such as information technology and miscellaneous expenses offset by allocation of facility and information technology expenses to other functions. For the six months ended June 30, 2020, approximately 65% of the average headcount classified as general and administrative encompass our billing and customer care teams. We expect general and administrative expenses to continue to increase as we build our general and administration infrastructure and to stabilize thereafter.

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

Other Income, Net

Other income, net consists primarily of sublease rental income and interest income from our cash held in interest bearing accounts.

Results of Operations

Comparison of the three and six months ended June 30, 2020 and 2019 (in thousands of dollars, except percentages and genomic classifiers reported):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	%	2020	2019	Change	%
Revenue:
Testing revenue	$15,212	$26,686	$(11,474)	(43)%	$42,203	$52,075	$(9,872)	(19)%
Product revenue	1,713	—	1,713	NM	5,122	—	5,122	NM
Biopharmaceutical revenue	3,779	1,450	2,329	161%	4,501	5,590	(1,089)	(19)%
Collaboration revenue	—	2,000	(2,000)	(100)%	—	2,000	(2,000)	(100)%
Total revenue	20,704	30,136	(9,432)	(31)%	51,826	59,665	(7,839)	(13)%
Operating expense:
Cost of testing revenue	6,471	8,777	(2,306)	(26)%	17,039	17,290	(251)	(1)%
Cost of product revenue	932	—	932	NM	2,491	—	2,491	NM
Cost of biopharmaceutical revenue	252	—	252	NM	368	—	368	NM
Research and development	4,169	3,330	839	25%	8,576	6,765	1,811	27%
Selling and marketing	10,701	13,943	(3,242)	(23)%	28,285	26,420	1,865	7%
General and administrative	7,957	6,920	1,037	15%	15,770	13,824	1,946	14%
Intangible asset amortization	1,273	266	1,007	379%	2,548	533	2,015	378%
Total operating expenses	31,755	33,236	(1,481)	(4)%	75,077	64,832	10,245	16%
Loss from operations	(11,051)	(3,100)	(7,951)	256%	(23,251)	(5,167)	(18,084)	350%
Interest expense	(65)	(235)	170	(72)%	(120)	(538)	418	(78)%
Other income, net	91	841	(750)	(89)%	630	1,294	(664)	(51)%
Net loss and comprehensive loss	$(11,025)	$(2,494)	$(8,531)	342%	$(22,741)	$(4,411)	$(18,330)	416%
Other Operating Data:
Genomic classifiers reported	5,379	9,663	(4,284)	(44)%	15,938	18,825	(2,887)	(15)%
Depreciation and amortization expense	1,957	924	1,033	112%	3,929	1,869	2,060	110%
Stock-based compensation expense	3,360	2,566	794	31%	6,265	4,325	1,940	45%

Revenue

During the second half of March 2020, we began to experience a significant decline in the volume of samples received resulting in a significant decline in revenue due to COVID-19. Revenue decreased $9.4 million, or 31%, for the three months ended June 30, 2020 compared to the same period in 2019. This was primarily due to an $11.5 million decrease in testing revenue from a 44% decrease in our Afirma, Percepta, and Envisia genomic classifiers reported partially offset by $1.7 million of sales of Prosigna, a product that we acquired the rights to from NanoString in December 2019. We also make adjustments, as necessary, for testing revenue accrued in prior periods as collections are made if the amount we expect to collect changes. The adjustment for testing revenue accrued in prior periods increased revenue by $0.9 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively, a net increase of $0.8 million between the periods. Biopharmaceutical revenue increased $2.3 million and primarily consisted of $1.3 million for the provision of data, $1.0 million for the sale of commercial and development rights to CareDx and $1.0 million of milestones for the three months ended June 30, 2020 whereas biopharmaceutical revenue consisted primarily of the provision of data for the three months ended June 30, 2019. Collaboration revenue in the three months ended June 30, 2019 was derived from the fulfillment of development milestones.

Revenue decreased $7.8 million, or 13%, for the six months ended June 30, 2020 compared to the same period in 2019. This was primarily due to a $9.9 million decrease in testing revenue from a 15% decrease in our Afirma, Percepta, and Envisia genomic classifiers reported, partially offset by $5.1 million of sales of Prosigna. We also make adjustments, as necessary, for testing revenue accrued in prior periods as collections are made if the amount we expect to collect changes. The adjustment for testing revenue accrued in prior periods increased revenue by $0.7 million and $0.8 million for the six months ended June 30, 2020 and 2019, respectively, a net decrease of $0.1 million between the periods. Biopharmaceutical revenue decreased $1.1 million, primarily due to $5.0 million for the provision of data for the six months ended June 30, 2019 whereas biopharmaceutical revenue primarily consisted of $1.3 million for the provision of data, $1.0 million for the sale of commercial and development rights to CareDx, $1.0 million of milestones and $0.7 million for development services for the six months ended June 30, 2020.  Collaboration revenue in the six months ended June 30, 2019 was derived from the fulfillment of development milestones.

Cost of revenue

Comparison of the three and six months ended June 30, 2020 and 2019 is as follows (in thousands of dollars, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	%	2020	2019	Change	%
Cost of testing revenue:
Laboratory costs	$2,880	$4,871	$(1,991)	(41)%	$9,100	$9,536	$(436)	(5)%
Sample collection costs	694	1,201	(507)	(42)%	1,914	2,297	(383)	(17)%
Compensation expense	1,641	1,440	201	14%	3,457	2,900	557	19%
License fees and royalties	14	3	11	367%	27	5	22	440%
Depreciation and amortization	266	271	(5)	(2)%	519	521	(2)	(0)%
Other expenses	363	440	(77)	(18)%	797	909	(112)	(12)%
Allocations	613	551	62	11%	1,225	1,122	103	9%
Total	$6,471	$8,777	$(2,306)	(26)%	$17,039	$17,290	$(251)	(1)%

Cost of product revenue:
Product costs	$811	$—	$811	NM	$2,030	$—	$2,030	NM
License fees and royalties	121	—	121	NM	461	—	461	NM
Total	$932	$—	$932	NM	$2,491	$—	$2,491	NM

Cost of biopharmaceutical revenue:
Compensation expense	$36	$—	$36	NM	$76	$—	$76	NM
Other expenses	216	—	216	NM	292	—	292	NM
Total	$252	$—	$252	NM	$368	$—	$368	NM

Cost of testing revenue decreased $2.3 million, or 26%, for the three months ended June 30, 2020 compared to the same period in 2019. The decreases in laboratory costs and sample collection costs primarily related to a 44% decrease in the volume of genomic classifiers reported. The increase in compensation expense primarily relates to an average laboratory headcount increase of 11%.

Cost of testing revenue decreased $0.3 million, or 1%, for the six months ended June 30, 2020 compared to the same period in 2019. The decrease in laboratory costs was primarily related to a 15% decrease in the volume of genomic classifiers reported partially offset by a $1.1 million write-down of supplies for the potential expiration of reagents due to an anticipated decline in volumes resulting from the COVID-19 pandemic. The decrease in sample collection costs primarily related to a 15% decrease in the volume of genomic classifiers reported. The increase in compensation expense primarily relates to an average laboratory headcount increase of 15%.

Cost of product revenue is related to sales of Prosigna, which commenced in December 2019.

Cost of biopharmaceutical revenue includes labor costs incurred by our employees working on biopharmaceutical customer projects and pass-through expenses incurred on these projects. Biopharmaceutical revenue recognized in the prior year period was mainly for the sale of sequencing data and had no related costs.

Research and development

Comparison of the three and six months ended June 30, 2020 and 2019 is as follows (in thousands of dollars, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	%	2020	2019	Change	%
Research and development expense:
Compensation expense	$2,687	$2,350	$337	14%	$5,557	$4,480	$1,077	24%
Direct research and development expense	932	415	517	125%	1,873	991	882	89%
Professional fees	158	122	36	30%	283	323	(40)	(12)%
Depreciation and amortization	59	69	(10)	(14)%	136	137	(1)	(1)%
Other expenses	22	86	(64)	(74)%	101	244	(143)	(59)%
Allocations	311	288	23	8%	626	590	36	6%
Total	$4,169	$3,330	$839	25%	$8,576	$6,765	$1,811	27%

Research and development expense increased $0.8 million, or 25%, for the three months ended June 30, 2020 compared to the same period in 2019. The increase in compensation expense was primarily due to a 12% increase in average headcount and higher stock-based compensation expense from the increase in our stock price over the last two years. The increase in direct research and development expense was mainly due to an increase in clinical trial activity for our pipeline products.

Research and development expense increased $1.8 million, or 27%, for the six months ended June 30, 2020 compared to the same period in 2019. The increase in compensation expense was primarily due to a 15% increase in average headcount and higher stock-based compensation expense from the increase in our stock price over the last two years. The increase in direct research and development expense was mainly due to an increase in clinical trial activity for our pipeline products.

Selling and marketing

Comparison of the three and six months ended June 30, 2020 and 2019 is as follows (in thousands of dollars, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	%	2020	2019	Change	%
Selling and marketing expense:
Compensation expense	$8,335	$8,410	$(75)	(1)%	$20,850	$16,123	$4,727	29%
Direct marketing expense	553	1,776	(1,223)	(69)%	1,705	3,365	(1,660)	(49)%
Professional fees	362	728	(366)	(50)%	687	1,091	(404)	(37)%
Other expenses	451	2,277	(1,826)	(80)%	3,048	4,327	(1,279)	(30)%
Allocations	1,000	752	248	33%	1,995	1,514	481	32%
Total	$10,701	$13,943	$(3,242)	(23)%	$28,285	$26,420	$1,865	7%

Selling and marketing expense decreased $3.2 million, or 23%, for the three months ended June 30, 2020 compared to the same period in 2019. The decrease in compensation expense was primarily due to the temporary furloughing of employees beginning in April 2020. The decrease in direct marketing expense was due to lower general marketing expenditures. The decrease in other expenses was primarily due to decreased travel and entertainment expenses as a result of COVID-19 travel restrictions.

Selling and marketing expense increased $1.9 million, or 7%, for the six months ended June 30, 2020 compared to the same period in 2019. The increase in compensation expense was primarily due to an average headcount increase of 52%, higher incentive compensation and higher stock-based compensation expense partially offset by the temporary furloughing of employees beginning in April 2020. The decrease in direct marketing expense was due to lower general marketing expenditures. The decrease in other expenses was primarily due to decreased travel and entertainment expenses as a result of COVID-19 travel restrictions.

General and administrative

Comparison of the three and six months ended June 30, 2020 and 2019 is as follows (in thousands of dollars, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	%	2020	2019	Change	%
General and administrative expense:
Compensation expense	$5,104	$4,594	$510	11%	$10,092	$8,794	$1,298	15%
Professional fees	2,485	1,928	557	29%	5,436	4,210	1,226	29%
Occupancy expenses	655	623	32	5%	1,321	1,246	75	6%
Depreciation and amortization	360	318	42	13%	727	678	49	7%
Other expenses	1,277	1,048	229	22%	2,040	2,122	(82)	(4)%
Allocations	(1,924)	(1,591)	(333)	21%	(3,846)	(3,226)	(620)	19%
Total	$7,957	$6,920	$1,037	15%	$15,770	$13,824	$1,946	14%

General and administrative expense increased $1.0 million, or 15%, for the three months ended June 30, 2020 compared to the same period in 2019. The increase in compensation expense was primarily due to higher stock-based compensation expense from the increase in our stock price over the last two years. The increase in professional fees was primarily consulting and legal-related. The increase in other expenses was primarily due to the revaluation of the contingent consideration for the NanoString transaction.

General and administrative expense increased $1.9 million, or 14%, for the six months ended June 30, 2020 compared to the same period in 2019. The increase in compensation expense was primarily due to higher stock-based compensation expense from the increase in our stock price over the last two years. The increase in professional fees was primarily accounting and consulting-related. The decrease in other expenses was primarily due to the revaluation of the contingent consideration for the NanoString transaction.

 Interest expense

Interest expense decreased $170,000, or 72%, for the three months ended June 30, 2020 compared to the same period in 2019, mainly due to the prepayments of $12.5 million and $12.4 million of the principal amount of our Term Loan Advance in January 2019 and May 2019, respectively. The average Term Loan Advance interest rate was 5.4% and 7.8% for the three months ended June 30, 2020 and 2019, respectively.

Interest expense decreased $418,000, or 78%, for the six months ended June 30, 2020 compared to the same period in 2019, mainly due to the prepayments of $12.5 million and $12.4 million of the principal amount of our Term Loan Advance in January 2019 and May 2019, respectively. The average Term Loan Advance interest rate was 5.6% and 7.2% for the six months ended June 30, 2020 and 2019, respectively.

Other income, net

Other income, net, decreased $750,000 for the three months ended June 30, 2020 compared to the same period in 2019 primarily due to lower dividend and interest income from our investments and cash and cash equivalents.

Other income, net, decreased $664,000 for the six months ended June 30, 2020 compared to the same period in 2019 primarily due to lower dividend and interest income from our investments cash and cash equivalents.

Liquidity and Capital Resources

From inception through June 30, 2020, we have been financed primarily through net proceeds from the sale of our equity securities and borrowings under our credit facilities. We have incurred net losses since our inception. For the six months ended June 30, 2020, we had a net loss of $22.7 million, and as of June 30, 2020, we had an accumulated deficit of $269.4 million. We expect to incur additional losses for the remainder of 2020 and potentially in future years.

We believe our existing cash and cash equivalents of $147.5 million as of June 30, 2020, our available revolving line of credit, and our revenue during the next 12 months will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the filing date of this report. We expect that our near- and longer-term liquidity requirements will continue to consist of costs to run our laboratories, research and development expenses, selling and marketing expenses, general and administrative expenses, working capital, costs to service our Loan and Security Agreement (See Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information about our Loan and Security Agreement), capital expenditures and general corporate expenses associated with the growth of our business. However, we may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to generate revenue to finance our cash requirements, including due to the impacts of the COVID-19 pandemic, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. If we raise funds by issuing equity securities, dilution to stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, restrictions on our cash pursuant to the terms of our Loan and Security Agreement and other operating restrictions that could adversely affect our ability to conduct our business. Our Loan and Security Agreement imposes restrictions on our operations, increases our fixed payment obligations and has restrictive covenants. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third-party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives, or forgo potential acquisitions or investments. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to us.

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

Loan and Security Agreement

On November 3, 2017, we entered into the Loan and Security Agreement with Silicon Valley Bank. The Loan and Security Agreement allows us to borrow up to $35.0 million, with a $25.0 million term loan, or Term Loan, and a revolving line of credit of up to $10.0 million, or the Revolving Line of Credit, subject to, with respect to the Revolving Line of Credit, a borrowing base of 85% of eligible accounts receivable. The Term Loan was advanced upon the closing of the Loan and Security Agreement. Borrowings under the Loan and Security Agreement mature in October 2022. The Term Loan bears interest at a variable rate equal to (i) the thirty-day U.S. London Interbank Offer Rate, or LIBOR, plus (ii) 4.20%, with a minimum rate of 5.43% per annum. Principal amounts outstanding under the Revolving Line of Credit bear interest at a variable rate equal to (i) LIBOR plus (ii) 3.50%, with a minimum rate of 4.70% per annum. We are also required to pay an annual facility fee on the Revolving Line of Credit of $25,000. The average Term Loan Advance interest rate for the six months ended June 30, 2020 was 5.6%.

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

The Loan and Security Agreement contains customary representations, warranties, and events of default such as a material adverse change in our business, operations or financial conditions, as well as affirmative and negative covenants. The negative covenants include, among other provisions, covenants that limit or restrict our ability to incur liens, make investments, incur indebtedness, merge with or acquire other entities, dispose of assets, make dividends or other distributions to holders of our equity interests, engage in any new line of business, or enter into certain transactions with affiliates, in each case subject to certain exceptions. As of June 30, 2020, the principal balance outstanding was $0.1 million and we were in compliance with our debt covenants.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2020 and 2019 (in thousands of dollars):

	Six Months Ended June 30,
	2020	2019
Cash used in operating activities	$(13,724)	$(3,466)
Cash used in investing activities	(1,314)	(1,407)
Cash provided by financing activities	3,171	119,525

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2020 was $13.7 million. The net loss of $22.7 million includes non-cash charges of $6.3 million of stock-based compensation expense, $3.9 million of depreciation and amortization, which includes $2.5 million of intangible asset amortization, a $1.1 million write-down of supplies, and a $140,000 credit for the revaluation of the contingent consideration related to the NanoString transaction. Cash used as a result of changes in operating assets and liabilities was $2.7 million, primarily comprised of a decrease in accrued liabilities of $4.3 million, an increase in supplies of $1.3 million, a decrease in operating lease liability of $0.7 million and an increase in prepaid expense and other current assets of $0.7 million, partially offset by a decrease in accounts receivable of $4.0 million.

Cash used in operating activities for the six months ended June 30, 2019 was $3.5 million. The net loss of $4.4 million includes non-cash charges of $4.3 million of stock-based compensation expense and $1.9 million of depreciation and amortization, which includes $0.5 million of intangible asset amortization. Cash used as a result of changes in operating assets and liabilities was $5.9 million, primarily comprised of an increase in accounts receivable of $6.5 million and increase in supplies of $1.7 million, partially offset by increases in accounts payable and accrued liabilities of $1.7 million and $1.3 million, respectively.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2020 was $1.3 million for the acquisition of property and equipment.

Cash used in investing activities for the six months ended June 30, 2019 was $1.4 million for the acquisition of property and equipment, net of proceeds from the disposal of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2020 was $3.2 million, consisting of $5.8 million in proceeds from the exercise of options to purchase our common stock and purchase of stock under our Employee Stock Purchase Plan, or ESPP, partially offset by $2.7 million in tax payments during the period related to the vesting of restricted stock units granted to employees.

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

Contractual Obligations

In January 2019 and May 2019, we prepaid $12.5 million and $12.4 million of the principal amount of the Term Loan Advance, respectively, under our Loan and Security Agreement. As of June 30, 2020, future principal and end-of-term debt obligation payments due under the Loan and Security Agreement are limited to $1.3 million in 2022. There were no material changes during the interim period in the contractual obligations presented in our Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 25, 2020.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $147.5 million as of June 30, 2020 which include bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited interim condensed financial statements. Under our Loan and Security Agreement, we pay interest on any outstanding balances under this agreement based on a variable market rate. A significant change in these market rates may adversely affect our operating results.

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

(b)	Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. — OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

We have a history of losses, and we expect to incur net losses for the foreseeable future and may never achieve or sustain profitability.

We have incurred net losses since our inception. For the six months ended June 30, 2020, we had a net loss of $22.7 million and as of June 30, 2020, we had an accumulated deficit of $269.4 million. We expect to incur additional losses in the future, and we may never achieve revenue sufficient to offset our expenses. Over the next couple of years, we expect to continue to devote substantially all of our resources to increase adoption of and reimbursement for our Afirma, Percepta and Envisia classifiers and Prosigna test, and the development of additional tests. We may never achieve or sustain profitability, and our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

The outbreak of COVID-19 has had an adverse effect on our business, results of operations and financial condition.

COVID-19 has caused significant volatility in financial markets and has raised the prospect of an extended global recession. Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions and quarantines, have contributed to a general slowdown in the global economy, adversely impacted patients, physicians, customers, suppliers, third-party contract manufacturers, and collaboration partners, and disrupted our operations. Changes in our operations in response to COVID-19 or employee illnesses resulting from the pandemic may result in inefficiencies or delays, including in sales and product development efforts and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession planning, employees working remotely or teleconferencing technologies. During the second half of March 2020 through the date of this filing, we experienced a significant decline in the volume of samples received resulting in a significant decline in revenue and it is currently unclear how long we will continue to experience decreased sample volumes and levels of revenue.

COVID-19 and related governmental reactions have had and may continue to have a negative impact on our business, liquidity, results of operations, and stock price due to the occurrence of some or all of the following events or circumstances among others:

•	We may not be able to manage our business effectively due to key employees becoming ill, working from home inefficiently and being unable to travel to our facilities.
•

We and our customers, suppliers, third-party contract manufacturers, and collaboration partners may be prevented from operating worksites, including manufacturing facilities, due to employee illness or reluctance to appear at work and “stay-at-home” regulations.

•	Interruptions in manufacturing (including the sourcing of reagents) and shipment of our products.
•	Reduced patient demand for, or provider capacity to deliver, diagnostic testing and elective procedures generally.
•	Disruptions of the operations of our third-party contract manufacturers and suppliers, which could impact our ability to purchase components at efficient prices and in sufficient amounts.
•	We may need to raise capital, and if we raise capital by issuing equity securities, our common stock may be diluted.
•	The market price of our common stock may drop or remain volatile.
•	We may incur significant employee health care costs under our insurance programs.

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

Revenue for tests performed on patients covered by Medicare and UnitedHealthcare Group was 23% and 10%, respectively, of our revenue for the six months ended June 30, 2020, compared with 24% and 11%, respectively, for the six months ended June 30, 2019. The percentage of our revenue derived from significant payers is expected to fluctuate from period to period as our revenue fluctuates, as additional payers provide reimbursement for our tests or if one or more payers were to stop reimbursing for our tests or change their reimbursed amounts. Effective January 2012, Palmetto GBA, the regional Medicare Administrative Contractor, or MAC, that handled claims processing for Medicare services over our jurisdiction at that time, issued coverage and payment determinations for our Afirma Classifiers now covered by Noridian Healthcare Solutions, the current MAC for our jurisdiction, through the Molecular Diagnostics Services Program, or MolDX program, administered by Palmetto GBA, under a Local Coverage Determination, or LCD.

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

We submitted the dossier of clinical evidence needed to obtain Medicare coverage for the Envisia Genomic Classifier through the MolDX technical assessment process in 2018, and received notice of Medicare coverage for the classifier in the first quarter of 2019, with an effective date of April 1, 2019.

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

On March 1, 2015, an American Medical Association Current Procedural Terminology code, or CPT code, 81545 for the Afirma GEC was issued. On January 1, 2018, the Medicare Clinical Laboratory Fee Schedule payment rate for the Afirma classifier increased from $3,220 to $3,600. This rate is based on the volume-weighted median of private payer rates based on final payments made between January 1 and June 30, 2016, which we reported to the Centers for Medicare & Medicaid Services, or CMS, in 2017 as required under the Protecting Access to Medicare Act of 2014, or PAMA. In December 2019, through the Further Consolidated Appropriations Act of 2020, Congress delayed the next data reporting period from 2020 to 2021 for final payments made between January 1 and June 30, 2019, extending the applicability of the payment rates based on 2017 reporting by one year through December 31, 2021. In March 2020, through the Coronavirus Aid, Relief, and Economic Security (CARES) Act, Congress further delayed the next reporting period to 2022 for final payments made between January 1 and June 30, 2019, extending the applicability of the payment rates based on 2017 reporting through December 31, 2022.

As a result of the transition from Afirma GEC to Afirma GSC, a new CPT Category I code (81XX2) was established for the Afirma classifier, effective January 1, 2021. This code is currently going through the national payment determination process for Medicare. Although we expect this code to be priced at the same rate of $3,600 as 81545, there can be no assurance that CMS will not price the new code at a lower payment rate. New CPT Proprietary Laboratory Analyses (PLA) codes have also been established for Afirma Xpresion Atlas (0204U) and Afirma MTC (0208U), effective October 1, 2020. These codes are also going through the national payment determination process for Medicare. There is likewise no assurance that CMS will not price these codes at a lower than expected rate.

After 81XX2 is priced, we expect the volume-weighted median of private payer rates for final payments made from January through June 2019 under 81545 to be reported in January through March 2022 under 81XX2. We expect the weighted median of these rates to set the payment rate for the Afirma classifier (under 81XX2) from January 1, 2023 through December 31, 2025. There can be no assurance that the Afirma or Prosigna rates (or the rates for Afirma Xpersion Atlas or Afirma MTC) will not decrease during this or a subsequent reporting cycle under PAMA.

We submit claims to Medicare for Percepta using an unlisted code under the MolDX program. A specific CPT code assigned to Percepta may be required to go through the national payment determination process, and there can be no assurance that the Medicare payment rate Percepta receives through this process will not be lower than its current rate. There can also be no assurance that the Medicare payment rate for Percepta will not be reduced when it is set based on the volume-weighted medians of private payer rates when we are required to report private payer rates for Percepta under PAMA.

We currently submit claims to Medicare for Envisia using an unlisted code under the MolDX program. A specific CPT code (81XX1) was assigned to Envisia, effective January 1, 2021. We have applied for New Advanced Diagnostic Laboratory Test (ADLT) designation for Envisia. We believe our Envisia classifier would be considered an ADLT under PAMA. The initial payment rate (for a period not to exceed nine months) under PAMA for a New ADLT (an ADLT for which payment has not been made under the CLFS prior to January 1, 2018) will be set at the “actual list charge” for the test as reported by the laboratory. Insofar as the actual list charge substantially exceeds the reported private payer rates (by more than 30%), CMS will have the ability to recoup excess payments made during the initial nine-month payment period. There can be no assurance that our Envisia classifier will be designated as an ADLT or that the payment rates for our Envisia classifier would not be adversely affected by such designation. Moreover, if Envisia is designated as an ADLT, we will be required to report private payer rates for the test to CMS annually. There can also be no assurance that the Medicare payment rate for Envisia will not be reduced when it is set based on the volume-weighted medians of private payer rates when we are required to report private payer rates for Envisia under PAMA.

Until it is approved as an ADLT (or if it is not approved as an ADLT), Envisia will be required to go through the national payment determination process, and there can be no assurance that the Medicare payment rate Envisia receives through this process will not be lower than its current rate.

Moreover, federal Medicare funding and state budgets are limited and have been placed under tremendous strain in recent years, which is likely to be further exacerbated as a result of reduced tax receipts and greater deficit spending as a result of the COVID-19 pandemic. Such budgetary pressures may force Medicare or state agencies to reduce payment rates or change coverage policies. If there is a decrease in the Medicare or other payers’ payment rates for our tests, our revenue from Medicare and such payers will decrease and the payment rates for some of our commercial payers may also decrease if they tie their allowable rates to the Medicare rates. These changes could have an adverse effect on our business, financial condition and results of operations.

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

If we are unable to create or maintain demand for our tests in sufficient volume, we may not become profitable. To generate demand, we will need to continue to educate physicians about the benefits and cost-effectiveness of our tests through published papers, presentations at scientific conferences, marketing campaigns and one-on-one education by our sales force. In addition, our ability to obtain and maintain adequate reimbursement from third-party payers will be critical to generating revenue. Moreover, many patients have been deferring elective procedures and medical visits as a result of the COVID-19 pandemic, and we have experienced, and expect to continue to experience, a significant reduction in patient demand or physician recommendations, which has and may continue to adversely affect our business.

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

Some patients may decide not to use our tests because of price, all or part of which may be payable directly by the patient if the patient’s insurer denies reimbursement in full or in part. There is a growing trend among insurers to shift more of the cost of healthcare to patients in the form of higher co-payments or premiums, and this trend is accelerating which puts patients in the position of having to pay more for our tests. We expect to continue to see pressure from payers to limit the utilization of tests, generally, and we believe more payers are deploying costs containment tactics, such as pre-authorization and employing laboratory benefit managers to reduce utilization rates. Implementation of provisions of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively the ACA, has also resulted in increases in premiums and reductions in coverage for some patients. In addition, judicial challenges to and Congressional efforts to repeal the ACA could result in an increase in uninsured patients. These events may result in patients delaying or forgoing medical checkups or treatment due to their inability to pay for our tests, which could have an adverse effect on our revenue. Many patients have been deferring elective procedures and medical visits as a result of the COVID-19 pandemic, and we have experienced, and may continue to experience, a significant reduction in patient demand, which has and may continue to adversely affect our business.

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

We have recently acquired assets, such as the nCounter Analysis System and Prosigna in December 2019, and we may pursue additional acquisitions of complementary businesses or assets as part of our business strategy. To date, we have limited experience with respect to acquisitions and the formation of strategic alliances and joint ventures. There can be no assurance that we will successfully integrate the assets acquired from NanoString successfully into our existing business, or that our exclusive worldwide license to the nCounter system for in vitro diagnostic use will allow us to expand our international reach as anticipated. This and any future acquisitions made by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Integration of acquired companies or businesses we may acquire in the future also may require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, joint venture or investment.

To finance any acquisitions or investments, we have previously issued and may choose in the future to issue shares of our stock as consideration, which would dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may not be able to acquire other companies for stock. Alternatively, it may be necessary for us to raise additional funds for these activities through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all. If these funds are raised through the sale of equity or convertible debt securities, dilution to our stockholders could result. Our Loan and Security Agreement with Silicon Valley Bank contains covenants that could limit our ability to sell debt securities or obtain additional debt financing arrangements, which could affect our ability to finance acquisitions or investments other than through the issuance of stock.

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

We rely on sole suppliers for critical supply of reagents, equipment, chips and other materials that we use to perform our tests and for the manufacture of the nCounter systems for diagnostic use and Prosigna test kits sold to customers. We also purchase components used in our sample collection kits from sole-source suppliers. Some of these items are unique to these suppliers and vendors. In addition, we utilize a sole source to assemble and distribute our sample collection kits. We rely on NanoString for the supply of the nCounter systems for diagnostic use and Prosigna test kits. While we have developed alternate sourcing strategies for these materials and vendors, we cannot be certain whether these strategies will be effective or the alternative sources will be available when we need them. If these suppliers can no longer provide us with the materials we need to perform the tests and for our sample collection kits, if the materials do not meet our quality specifications or are otherwise unusable, if we cannot obtain acceptable substitute materials, or if we elect to change suppliers, an interruption in test processing or system and test kit deliveries could occur, we may not be able to deliver patient reports and we may incur higher one-time switching costs. Any such interruption may significantly affect our future revenue, cause us to incur higher costs, and harm our customer relationships and reputation. In addition, in order to mitigate these risks, we maintain inventories of these supplies at higher levels than would be the case if multiple sources of supplies were available. If our test volume decreases or we switch suppliers, we may hold excess supplies with expiration dates that occur before use which would adversely affect our losses and cash flow position. As we introduce any new test, we may experience supply issues as we ramp test volume. Moreover, the COVID-19 pandemic has disrupted supply chains globally, and could adversely affect our ability to source essential reagents, equipment, chips and other materials in a timely manner or at all.

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

We recognize test revenue upon delivery of the patient report to the prescribing physician based on the amount we expect to ultimately realize. We determine the amount we expect to ultimately realize based on payer reimbursement history, contracts, and coverage. Upon ultimate collection, the amount received is compared to the estimates and the amount accrued is adjusted accordingly. We cannot be certain as to when we will receive payment for our diagnostic tests, and we must appeal negative payment decisions, which delays collections. Should judgments underlying estimated reimbursement change or be incorrect at the time we accrued such revenue, our financial results could be negatively impacted in future quarters. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. In addition, these fluctuations in revenue may make it difficult for us, for research analysts and for investors to accurately forecast our revenue and operating results. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.

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

In the beginning of 2017, the U.S. Congress and the Administration took actions to repeal the ACA and indicated an intent to replace it with another act and efforts to challenge, repeal or amend the ACA are ongoing. We cannot predict if, or when, the ACA will be repealed or amended, and cannot predict the impact that an amendment or repeal of the ACA will have on our business.

In addition to the ACA, various healthcare reform proposals have also periodically emerged from federal and state governments. For example, in February 2012, Congress passed the Middle Class Tax Relief and Job Creation Act of 2012, which in part reset the clinical laboratory payment rates on the Medicare Clinical Laboratory Fee Schedule, or CLFS, by 2% in 2013. In addition, under the Budget Control Act of 2011, which is effective for dates of service on or after April 1, 2013, Medicare payments, including payments to clinical laboratories, are subject to a reduction of 2% due to the automatic expense reductions (sequester) until fiscal year 2024. In March 2020, Congress passed the CARES Act, which suspended the 2% reduction in Medicare fee-for-service payments from May 1, 2020 through December 31, 2020.  To account for this temporary suspension, the legislation also extends the effect of sequestration by a year (now through fiscal year 2030). Reductions resulting from the Congressional sequester are applied to total claims payment made; however, they do not currently result in a rebasing of the negotiated or established Medicare or Medicaid reimbursement rates.

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

PAMA includes a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS and the Physician Fee Schedule would report on triennial bases (or annually for advanced diagnostic laboratory tests, or ADLTs), private payer rates and volumes for their tests with specific CPT codes based on final payments made during a set data collection period (the first of which was January 1 through June 30, 2016). We believe that PAMA and its implementing regulations are generally favorable to us. We reported to CMS the data required under PAMA before the March 31, 2017 deadline. The new payment rate for the Afirma genomic classifier based on the volume-weighted median of private payer rates took effect January 1, 2018, increasing from $3,220 to $3,600 through December 31, 2020. In December 2019, through the Further Consolidated Appropriations Act of 2020, Congress delayed the next data reporting period from 2020 to 2021 for final payments made between January 1 and June 30, 2019, extending the applicability of the current rate for Afirma through December 31, 2021. In March 2020, through the CARES Act, Congress further delayed the next reporting period to 2022 for final payments made between January 1 and June 30, 2019, extending the applicability of the payment rates based on 2017 reporting through December 31, 2022. We expect the weighted median of these rates to set the payment rate for the Afirma classifier from January 1, 2023 through December 31, 2025. There can be no assurance that the payment rate for Afirma or Prosigna will not decrease in the future or that the payment rates for Percepta or Envisia will not be adversely affected by the PAMA law and regulations.

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

In January 2017, the FDA issued a "Discussion Paper on Laboratory Developed Tests" following input it received from multiple stakeholders who had commented on its 2014 draft guidance. The FDA specifically states in its Discussion Paper that the proposals contained in the document do not represent a final version of the LDT draft guidance documents and are only designed to provide a possible approach to spark further dialogue. The suggested LDT framework could grandfather many types of LDTs without requiring new premarket review or quality management requirements but would subject some grandfathered tests to adverse event and malfunction reporting requirements. It also suggests a four-year phased implementation of the premarket review requirements for some types of tests. In a December 2018 statement, the FDA said that there is a need for “a unified approach to the regulation of in vitro clinical tests to protect patient safety, support innovation, and keep pace with the rapidly evolving technology that’s helping us find new treatments for disease.” The FDA listed key principles of an approach it would support.

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

Before we begin to label and market some of our products for use as clinical diagnostics in the United States, unless an exemption applies, we are required to obtain clearance from FDA by submitting a premarket notification under section 510(k) of the Federal Food, Drug, and Cosmetic Act, or FDC Act, or 510(k), or approval from FDA by submitting a premarket approval, or PMA. We may also be able to obtain marketing authorization through a De Novo classification process rather than through a PMA if the 510(k) pathway is not available. In September 2013, Prosigna obtained FDA 510(k) clearance as a prognostic indicator for distant recurrence-free survival at ten years in post-menopausal women with Stage I/II lymph node-negative or Stage II lymph node-positive (1-3 positive nodes), hormone receptor-positive breast cancer to be treated with adjuvant endocrine therapy alone, when used in conjunction with other clinicopathological factors after they have undergone surgery in conjunction with locoregional treatment and consistent with the standard of care.

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

In July 2016, the FDA issued guidance pertaining to the co-development of companion diagnostic tests with a therapeutic product. FDA explained that while it supports contemporaneous marketing authorizations, if there are any deficiencies in the submissions, the FDA may place a PMA review of a companion diagnostic on hold or request additional testing, which could potentially delay the approval of the corresponding new drug application or the marketing authorization of the companion diagnostic or otherwise complicate the review process.  FDA issued another draft guidance in December 2018 specific to oncology companion diagnostic tests, which it finalized in April 2020.  The guidance explained that some oncology companion diagnostic tests can be developed in a way that results in labeling for a specific group of oncology therapeutic products, rather than a single therapeutic product. However, there is no assurance that we would be able to obtain clearance or approval for any of our diagnostic devices in development as a companion diagnostic device or that any such clearance or approval will occur without significant delay.

Any marketing authorization we obtain for any future device product would be subject to regulatory requirements that would affect how we are able to market and sell the device. The FDC Act and FDA regulations place considerable requirements on our products, including, but not limited to, compliance with the quality system regulations, or QSR, establishment registration and product listing with the FDA, and compliance with labeling, marketing, complaint handling, medical device reporting requirements, and reporting certain corrections and removals. Obtaining FDA clearance or approval for diagnostics can be expensive and uncertain, generally may take several months to several years, and generally requires detailed and comprehensive scientific and clinical data, as well as compliance with FDA regulations for investigational devices. In addition, we have limited experience in obtaining PMA approval from the FDA and are therefore supplementing our operational capabilities to manage the more complex processes needed to obtain and maintain PMAs. Notwithstanding the expense, these efforts may never result in FDA clearance or approval. Even if we were to obtain marketing authorization, it may not be for the uses we believe are important or commercially attractive, in which case we would not market our product for those uses.

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

We cannot assure investors that we will be successful in obtaining regulatory clearances, approvals, or marketing authorizations. If we do not obtain regulatory clearances, approvals, or marketing authorizations for future diagnostic kit products or expand future indications for diagnostic purposes, if additional regulatory limitations are placed on our diagnostic kit products or if we fail to successfully commercialize such products, the market potential for our diagnostic kit products would be constrained, and our business and growth prospects would be adversely affected.

We are subject to ongoing and extensive regulatory requirements, and our failure to comply with these requirements could substantially harm our business.

Certain of our products are regulated as in vitro diagnostic medical devices, including Prosigna and the nCounter Analysis System. Accordingly, we and certain of our contract manufacturers are subject to ongoing International Organization for Standardization, or ISO, obligations as well as requirements under the FDC Act and device regulations enforced by the FDA and other statutory and regulatory requirements enforced by other government authorities. These may include routine inspections by Notified Bodies, FDA, and other health authorities, of our manufacturing facilities and our records for compliance with standards such as ISO 13485 and QSR regulations, which establish extensive requirements for quality assurance and control as well as manufacturing and change control procedures, among other things. These inspections may include the manufacturing facilities of any suppliers.  In the event that a supplier fails to maintain compliance with regulatory or our quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result.  We are also subject to other regulatory obligations, such as registration of our company offices and facilities and the listing of our devices with the FDA; continued adverse event and malfunction reporting; reporting certain corrections and removals; and labeling and promotional requirements.

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

We use standard industry billing codes, known as CPT codes, to bill for cytopathology. In addition, we use the CPT code 81545 to bill for our Afirma classifier. Effective January 1, 2021, we will use the new CPT code 81XX2 to bill for our Afirma classifier. Effective October 1, 2020, we will use the new CPT code 0204U to bill for Afirma Xpresion Atlas, and the new CPT code 0208U to bill for Afirma MTC. Effective January 1, 2021, we will use the new CPT code 81XX1 to bill for our Envisia classifier. There is no CPT code for our Percepta classifier. Therefore, until such time that we are assigned and are able to use a designated CPT code specific to Percepta, we use “unlisted” codes for claim submissions, which can lead to delays in payers adjudicating our claims or denying payment altogether.

CPT codes can change over time. When codes change, there is a risk of an error being made in the claim adjudication process. These errors can occur with claims submission, third-party transmission or in the processing of the claim by the payer. Claim adjudication errors may result in a delay in payment processing or a reduction in the amount of the payment received. Coding changes, therefore, may have an adverse effect on our revenues. Even when we receive a designated CPT code specific to our tests, there can be no assurance that payers will recognize these codes in a timely manner or that the process of transitioning to such a code and updating their billing systems and ours will not result in errors, delays in payments and a related increase in accounts receivable balances.

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

We have established distribution agreements for our nCounter Analysis System for diagnostic use and related diagnostic kit products in certain countries where we do not sell directly. We intend to continue to grow our business internationally, and to do so we must attract additional distributors and retain existing distributors to maximize the commercial opportunity for our products. There is no guarantee that we will be successful in attracting or retaining desirable sales and distribution partners or that we will be able to enter into such arrangements on favorable terms. Distributors may not commit the necessary resources to market and sell our products to the level of our expectations or may choose to favor marketing the products of our competitors. If current or future distributors do not perform adequately, or we are unable to enter into effective arrangements with distributors in particular geographic areas, we may not realize long-term international revenue growth.

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

War, terrorism, geopolitical uncertainties, trade restrictions, public health issues, natural disasters and other catastrophic events may cause damage or disruption to the economy and commerce on a global, regional or country-specific basis, and could disrupt supply or delivery of, or demand for, our products. For example, the COVID-19 outbreak has had, and we expect will continue to have, a negative effect on consumer confidence and spending, and other impacts, which could adversely affect our business.

If a catastrophe strikes either of our laboratories or if either of our laboratories becomes inoperable for any other reason, we will be unable to perform our testing services and our business will be harmed.

We perform all of the Afirma, Percepta and Envisia genomic classifier testing at our laboratory in South San Francisco, California, near major earthquake faults known for seismic activity and in a region affected by wildfires. Our laboratory in Austin, Texas accepts and stores the majority of our Afirma FNA samples pending transfer to our California laboratory for genomic test processing. The laboratories and equipment we use to perform our tests would be costly to replace and could require substantial lead time to replace and qualify for use if they became inoperable. Either of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding and power outages, which may render it difficult or impossible for us to perform our testing services for some period of time or to receive and store samples. The inability to perform our tests for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

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

Recent developments in Europe have created compliance uncertainty regarding the processing of personal data from Europe. For example, the General Data Protection Regulation, or GDPR, which became effective in the European Union on May 25, 2018, applies to our activities conducted from an establishment in the EU or related to products and services that we offer to European Union users. The GDPR creates new compliance obligations applicable to our business, which could cause us to change our business practices, and increases financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements). On July 16, 2020, the Court of Justice of the European Union issued a decision invalidating outright the EU-US Privacy Shield framework which companies rely on to transfer data from the European Union to the United States. As a result, we may need to modify the way we treat such information.

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

We apply for and in-license patents covering our products and technologies and uses thereof, as we deem appropriate, however we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. Our issued patents expire between 2029 and 2035 and are related to methods used in thyroid diagnostics, lung diagnostics, breast cancer diagnostics, and the nCounter analysis platform.

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

As a public company, we will continue to incur significant legal, accounting, consulting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. In addition, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of 2010, as well as rules implemented by the SEC, and The Nasdaq Stock Market LLC, impose a number of requirements on public companies, including with respect to corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance and disclosure obligations. Moreover, these rules and regulations have and will continue to increase our legal, accounting and financial compliance costs and make some activities more complex, time-consuming and costly. We also expect that it will continue to be expensive for us to maintain director and officer liability insurance.

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

The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	actual or anticipated variations in our and our competitors’ results of operations

•	the global macroeconomic impact of the current COVID-19 outbreak;

•	announcements by us or our competitors of new products, commercial relationships or capital commitments;

•	changes in reimbursement by current or potential payers, including governmental payers;

•	issuance of new securities analysts’ reports or changed recommendations for our stock;

•	fluctuations in our revenue, due in part to the way in which we recognize revenue;

•	actual or anticipated changes in regulatory oversight of our products;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	any major change in our management; and

•	general economic conditions and slow or negative growth of our markets.

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

•

provide that the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended;

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

ITEM 6.  EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Bylaws of the Registrant	10-Q	001-36156	3.1	5/6/2020
10.1#	Amended and Restated Employee Stock Purchase Plan	8-K	001-36156	10.1	6/9/2020
10.2#	Enrollment Form for the Amended and Restated Employee Stock Purchase Plan					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)					X

#	Indicates compensatory plan or arrangement.
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

Date: July 30, 2020

VERACYTE, INC.

By:	/s/ MARK HO
Mark Ho Principal Accounting Officer