Form 10-Q
period 2020-09-30
VERACYTE, INC.
filed 2020-11-02
CIK 1384101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 28, 2020, there were 57,897,321 shares of common stock, par value $0.001 per share, outstanding.

VERACYTE, INC.

i

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

VERACYTE, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$345,080	$159,317
Accounts receivable	17,629	19,329
Supplies	4,456	6,806
Prepaid expenses and other current assets	3,150	2,235
Total current assets	370,315	187,687
Property and equipment, net	8,914	8,933
Right-of-use assets - operating lease	8,094	8,808
Finite-lived intangible assets, net	61,197	65,019
Goodwill	2,725	2,725
Restricted cash	603	603
Other assets	2,303	1,437
Total assets	$454,151	$275,212
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,932	$2,328
Accrued liabilities	10,445	13,734
Current portion of operating lease liability	1,542	1,407
Total current liabilities	13,919	17,469
Long-term debt	756	694
Acquisition-related contingent consideration	6,420	6,088
Operating lease liability, net of current portion	10,331	11,506
Total liabilities	31,426	35,757
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 57,813,833 and 49,625,341 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	58	50
Additional paid-in capital	696,217	486,090
Accumulated deficit	(273,550)	(246,685)
Total stockholders’ equity	422,725	239,455
Total liabilities and stockholders’ equity	$454,151	$275,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Testing revenue	$28,270	$26,723	$70,473	$78,798
Product revenue	2,027	—	7,149	—
Biopharmaceutical revenue	824	2,250	5,325	7,840
Collaboration revenue	—	2,000	—	4,000
Total Revenue	31,121	30,973	82,947	90,638
Operating expenses:
Cost of testing revenue	9,118	9,114	26,157	26,404
Cost of product revenue	1,048	—	3,539	—
Cost of biopharmaceutical revenue	204	—	572	—
Research and development	4,042	3,643	12,618	10,408
Selling and marketing	10,955	13,088	39,240	39,508
General and administrative	8,546	6,624	24,316	20,448
Intangible asset amortization	1,274	267	3,822	800
Total operating expenses	35,187	32,736	110,264	97,568
Loss from operations	(4,066)	(1,763)	(27,317)	(6,930)
Interest expense	(55)	(58)	(175)	(596)
Other income (loss), net	(3)	1,091	627	2,385
Net loss and comprehensive loss	$(4,124)	$(730)	$(26,865)	$(5,141)
Net loss per common share, basic and diluted	$(0.08)	$(0.02)	$(0.52)	$(0.11)
Shares used to compute net loss per common share, basic and diluted	54,858,052	48,588,296	51,632,750	45,141,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2020	50,446	$50	$495,523	$(269,426)	$226,147
Sale of common stock in a public offering, net of offering costs of $13,169	6,900	7	193,824	—	193,831
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	427	1	3,328	—	3,329
Issuance of common stock under employee stock purchase plan (ESPP)	41	—	935	—	935
Tax portion of vested restricted stock units	—	—	(483)	—	(483)
Stock-based compensation expense (employee)	—	—	3,032	—	3,032
Stock-based compensation expense (non-employee)	—	—	15	—	15
Stock-based compensation expense (ESPP)	—	—	43	—	43
Net loss and comprehensive loss	—	—	—	(4,124)	(4,124)
Balance at September 30, 2020	57,814	$58	$696,217	$(273,550)	$422,725

Balance at December 31, 2019	49,625	$50	$486,090	$(246,685)	$239,455
Sale of common stock in a public offering, net of offering costs of $13,169	6,900	7	193,824	—	193,831
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,187	1	8,073	—	8,074
Issuance of common stock under ESPP	102	—	2,037	—	2,037
Tax portion of vested restricted stock units	—	—	(3,161)	—	(3,161)
Stock-based compensation expense (employee)	—	—	8,591	—	8,591
Stock-based compensation expense (non-employee)	—	—	35	—	35
Stock-based compensation expense (ESPP)	—	—	728	—	728
Net loss and comprehensive loss	—	—	—	(26,865)	(26,865)
Balance at September 30, 2020	57,814	$58	$696,217	$(273,550)	$422,725

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2019	48,255	$48	$462,689	$(238,497)	$224,240
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	511	1	4,231	—	4,232
Issuance of common stock under ESPP	56	—	774	—	774
Tax portion of vested restricted stock units	—	—	(132)	—	(132)
Stock-based compensation expense (employee)	—	—	2,324	—	2,324
Stock-based compensation expense (non-employee)	—	—	62	—	62
Stock-based compensation expense (ESPP)	—	—	254	—	254
Net loss and comprehensive loss	—	—	—	(730)	(730)
Balance at September 30, 2019	48,822	$49	$470,202	$(239,227)	$231,024

Balance at December 31, 2018	40,863	$41	$313,800	$(234,086)	$79,755
Sale of common stock in a public offering, net of offering costs of $9,208	6,325	6	137,842	—	137,848
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,498	2	11,139	—	11,141
Issuance of common stock under ESPP	136	—	1,266	—	1,266
Tax portion of vested restricted stock units	—	—	(810)	—	(810)
Stock-based compensation expense (employee)	—	—	6,255	—	6,255
Stock-based compensation expense (non-employee)	—	—	138	—	138
Stock-based compensation expense (ESPP)	—	—	572	—	572
Net loss and comprehensive loss	—	—	—	(5,141)	(5,141)
Balance at September 30, 2019	48,822	$49	$470,202	$(239,227)	$231,024

  The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(26,865)	$(5,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,919	2,836
Gain on disposal of property and equipment	—	(23)
Stock-based compensation	9,354	6,965
Amortization of debt issuance costs	—	83
Interest on end-of-term debt obligation	162	174
Write-down of excess supplies	1,088	—
Noncash lease expense	714	810
Revaluation of acquisition-related contingent consideration	332	—
Effect of foreign currency on operations	(17)	—
Changes in operating assets and liabilities:
Accounts receivable	1,742	(10,445)
Supplies	1,262	(3,206)
Prepaid expenses and other current assets	(923)	185
Other assets	134	(142)
Operating lease liability	(1,040)	(881)
Accounts payable	(534)	2,505
Accrued liabilities	(3,300)	1,258
Net cash used in operating activities	(11,972)	(5,022)
Investing activities
Purchases of property and equipment	(1,949)	(1,656)
Purchase of equity securities	(1,000)	—
Proceeds from disposal of property and equipment	—	23
Net cash used in investing activities	(2,949)	(1,633)
Financing activities
Proceeds from the issuance of common stock in a public offering, net	193,831	137,848
Payment of long-term debt	(100)	(24,900)
Payment of finance lease liability	—	(229)
Payment of taxes on vested restricted stock units	(3,161)	(810)
Proceeds from the exercise of common stock options and employee stock purchases	10,114	12,413
Net cash provided by financing activities	200,684	124,322
Net increase in cash, cash equivalents and restricted cash	185,763	117,667
Cash, cash equivalents and restricted cash at beginning of period	159,920	78,598
Cash, cash equivalents and restricted cash at end of period	$345,683	$196,265
Supplementary cash flow information:
Purchases of property and equipment included in accounts payable and accrued liability	$355	$821
Interest paid on debt	$3	$330

Cash, Cash Equivalents and Restricted Cash:

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$345,080	$159,317
Restricted cash	603	603
Total cash, cash equivalents and restricted cash	$345,683	$159,920

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

The Company offers genomic tests in four disease areas: thyroid cancer; lung cancer; idiopathic pulmonary fibrosis, or IPF, and breast cancer.

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

IPF - Envisia Genomic Classifier. The Envisia classifier improves diagnosis of idiopathic pulmonary fibrosis by helping physicians better differentiate IPF from other interstitial lung diseases, or ILDs, without the need for surgery. The test identifies the genomic pattern of usual interstitial pneumonia, or UIP, a hallmark of IPF, with high accuracy on patient samples that are obtained through transbronchial biopsy, a nonsurgical procedure that is commonly used in lung evaluation.

Breast Cancer - Prosigna Breast Cancer Prognostic Gene Signature Assay. The Prosigna test, acquired in December 2019 through the Company's strategic transaction with NanoString Technologies, Inc., or NanoString, uses advanced genomic technology to inform next steps for patients with early-stage breast cancer, based on the genomic make-up of their disease. The test uses a set of 50 genes known as the PAM50 gene signature and can provide a breast cancer patient and physician with a prognostic score that indicates the probability of cancer recurrence over ten years. Physicians use Prosigna to help guide therapeutic decisions so that patients receive a therapeutic intervention, such as chemotherapy, only if clinically warranted. Patient test results outside of the United States include intrinsic breast cancer subtypes to complement the risk-of-recurrence score.

The Company performs its genomic tests for thyroid cancer, lung cancer and IPF in its CLIA-certified laboratory in South San Francisco, California. In December 2019, the Company announced the acquisition from NanoString Technologies of the exclusive global diagnostics license to the nCounter Analysis System, or the nCounter system, and the Prosigna breast cancer prognostic gene signature assay, which is commercially available, and the LymphMark lymphoma subtyping assay, which is in development. Both tests are designed for use on the nCounter system. The Prosigna test kits and associated products are sold to laboratories and hospitals in global markets.

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

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of September 30, 2020, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019, the condensed consolidated statements of stockholders' equity for the three and nine months ended September 30, 2020 and 2019, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results, stockholders' equity and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2019 has been derived from audited financial statements. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results expected for the full year or any other period.

The accompanying interim period condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Reclassifications

Certain prior period balances have been reclassified to conform to current period presentation of the Company’s condensed consolidated financial statements and accompanying notes. Such reclassifications have no effect on previously reported results of operations, accumulated deficit, subtotals of operating, investing or financing cash flows or consolidated balance sheet totals; however, for the period ended September 30, 2019, the Company reclassified $810,000 of changes in operating assets and liabilities to noncash lease expense in the statement of cash flows.

Use of Estimates

The preparation of unaudited interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Items subject to such estimates include: revenue recognition; write-down of supplies; the useful lives of property and equipment; the recoverability of long-lived assets; the incremental borrowing rate for leases; the estimation of the fair value of intangible assets and contingent consideration; variable interest entity assessment; impairment of equity investment, at cost; stock options; income tax uncertainties, including a valuation allowance for deferred tax assets; reserve on accounts receivable and contingencies. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and assumptions.

VERACYTE, INC.

Notes to Financial Statements

(unaudited)

Issuance of Common Stock in a Public Offering

On August 7, 2020, the Company issued and sold 6,900,000 shares of common stock in a registered public offering, including 900,000 shares issued and sold upon the underwriters’ exercise in full of their option to purchase additional shares, at a price to the public of $30.00 per share. The Company's net proceeds from the offering were approximately $193.8 million, after deducting underwriting discounts and commissions and offering expenses of $13.2 million.

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

Cash and Cash Equivalents

The Company considers demand deposits in a bank, money market funds and highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents include overnight reverse repurchase agreements which are tri-party repurchase agreements and have maturities of three months or less at the time of investment and are collateralized by U.S. treasury and agency securities of at least 102% of the principal amount. In a tri-party repurchase agreement, a third-party custodian bank functions as an independent intermediary to facilitate transfer of cash and holding the collateral on behalf of the underlying investor for the term of the agreement thereby minimizing risk and exposure to both parties. These overnight reverse repurchase agreements are included within cash equivalents due to their high liquidity and relatively low risk. There were no overnight reverse repurchase agreements at September 30, 2020.

Equity Investment

In July 2020, the Company invested $1.0 million in the preferred stock of MAVIDx, Inc., or MAVIDx, a company developing a diagnostic platform for infectious diseases testing. MAVIDx is a variable interest entity, or VIE, and the Company's investment is a variable interest. The Company has determined that it is not the primary beneficiary of the VIE due to the fact that the Company does not have the power to direct the activities that impact the economic performance of MAVIDx or the obligation to fund its operations with ongoing financial support or contributions. MAVIDx is a private company and its equity securities are not traded or quoted in any securities exchange or in the over-the-counter market, and therefore does not have a readily determinable fair value.  As such, the Company has elected to measure its investment in the preferred stock at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar equity financings of MAVIDx, in accordance with Accounting Standards Codification, or ASC 321, Investments—Equity Securities. As of September 30, 2020, the investment is recorded at $1.0 million, and is included in other assets in the condensed consolidated balance sheets. No indicators of impairment were identified as of September 30, 2020.

Concentrations of Credit Risk and Other Risks and Uncertainties

The worldwide spread of coronavirus, or COVID-19, has created significant uncertainty in the global economy. There have been no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of COVID-19 and the extent to which COVID-19 impacts the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict. If the financial markets or the overall economy are impacted for an extended period, the Company’s liquidity, revenues, supplies, goodwill and intangibles may be adversely affected. The Company considers the effects of COVID-19 pandemic in developing our estimates.

The majority of the Company’s cash and cash equivalents are deposited with one major financial institution in the United States. Deposits in this institution may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Several of the components of the Company’s sample collection kits and test reagents, and the nCounter system and related diagnostic kits are obtained from single-source suppliers. If these single-source suppliers fail to satisfy the Company’s requirements on a timely basis, it could suffer delays in being able to deliver its diagnostic solutions, a possible loss of revenue, or incur higher costs, any of which could adversely affect its operating results.

The Company is also subject to credit risk from its accounts receivable related to its sales. Credit risk for accounts receivable from testing revenue is incorporated in testing revenue accrual rates as the Company assesses historical collection rates and current developments to determine accrual rates and amounts the Company will ultimately collect. The Company generally does not perform evaluations of customers’ financial condition for testing revenue and generally does not require collateral. The Company assesses credit risk and the amount of accounts receivable the Company will ultimately collect for product, biopharmaceutical and collaboration revenue based on collection history, current developments and credit worthiness of the customer. The estimate of credit losses is not material at September 30, 2020.

VERACYTE, INC.

Notes to Financial Statements

(unaudited)

Through September 30, 2020, most of the Company’s revenue has been derived from the sale of Afirma. To date, Afirma has been delivered primarily to physicians in the United States. The Company’s third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Medicare	25%	26%	24%	24%
Johnson and Johnson Services, Inc.	*	13%	*	12%
UnitedHealthcare	11%	11%	11%	11%
	36%	50%	35%	47%
*Less than 10%

The Company’s third-party payers and other customers in excess of 10% of accounts receivable and their related accounts receivable balance as a percentage of total accounts receivable were as follows at the following dates:

	September 30, 2020	December 31, 2019
Johnson and Johnson Services, Inc.	*	10%
Medicare	12%	15%
UnitedHealthcare	10%	*

*Less than 10%

Restricted Cash

The Company had deposits of $603,000 included in long-term assets as of September 30, 2020 and December 31, 2019, restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of the Company’s South San Francisco facility.

Revenue Recognition

Testing Revenue

The Company recognizes testing revenue in accordance with the provisions of ASC 606, Revenue from Contracts with Customers, or ASC 606. Most of the Company’s revenue is generated from the provision of testing services. These services are completed upon the delivery of test results to the prescribing physician, at which time the Company bills for the services. The Company recognizes revenue related to billings based on estimates of the amount that will ultimately be realized. In determining the amount to accrue for a delivered test, the Company considers factors such as payment history, payer coverage, whether there is a reimbursement contract between the payer and the Company, payment as a percentage of agreed upon rate (if applicable), amount paid per test and any current developments or changes that could impact reimbursement. These estimates require significant judgment by management. Actual results could differ from those estimates and assumptions.

During 2020, the Company changed its revenue estimates due to actual and anticipated cash collections for tests delivered in prior quarters and recognized additional revenue of $0.3 million and $1.2 million for the three and nine months ended September 30, 2020, respectively. These adjustments resulted in decreases in the Company's loss from operations of $0.3 million and $1.2 million and a decrease in basic and diluted net loss per share of zero and $0.02 for the three and nine months ended September 30, 2020, respectively.

During 2019, the Company changed its revenue estimates due to actual and anticipated cash collections for tests delivered in prior quarters and recognized additional revenue of $0.1 million and $0.8 million for the three and nine months ended September 30, 2019, respectively. These adjustments resulted in decreases in the Company's loss from operations of $0.1 million and $0.8 million and a decrease in basic and diluted net loss per share of zero and $0.02 for the three and nine months ended September 30, 2019, respectively.

VERACYTE, INC.

Notes to Financial Statements

(unaudited)

Product Revenue

The Company began recognizing product revenue in December 2019, when the Company executed an agreement with NanoString for the exclusive global license to the nCounter platform and acquisition of products for diagnostic use. More details on this agreement are in Note 4 - Business Combination.

Product revenue from instruments and diagnostic kits is recognized generally upon shipment or when the instrument is ready for use by the end customer, which is when title of the product has been transferred to the customer. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. Performance obligations are considered satisfied once the Company has transferred control of a product to the customer, meaning the customer has the ability to use and obtain the benefit of the product. The Company recognizes product revenue for satisfied performance obligations only when there are no uncertainties regarding payment terms or transfer of control. Shipping and handling costs incurred for product shipments are charged to the Company's customers and included in product revenue. Revenues are presented net of the taxes that are collected from customers and remitted to governmental authorities and net of estimated return reserves, if any.

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

In arrangements involving more than one performance obligation, each required performance obligation is evaluated to determine whether it qualifies as a distinct performance obligation based on whether (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available and (ii) the good or service is separately identifiable from other promises in the contract. The consideration under the arrangement is then allocated to each separate distinct performance obligation based on its respective relative stand-alone selling price. The estimated selling price of each deliverable reflects the Company's best estimate of what the selling price would be if the deliverable was regularly sold by the Company on a stand-alone basis.

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

Net sales of data or other services to our customers are classified under biopharmaceutical revenue, and all other non-customer revenue are classified under collaboration revenue in our consolidated statements of operations and comprehensive loss. There was no collaboration revenue in the three and nine months ended September 30, 2020.

VERACYTE, INC.

Notes to Financial Statements

(unaudited)

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

Services Agreement with Loxo Oncology

On April 9, 2018, the Company entered into an agreement with Loxo Oncology, Inc., or Loxo, whereby the Company agreed to provide certain tissue samples and other services in exchange for agreed-upon fees. The agreement has a term of one year that automatically renews each year for a one-year period, and Loxo may terminate the agreement at any time with at least 90 days' notice. As of September 30, 2020, the agreement has not been terminated. The Company evaluated the accounting for this agreement under ASC 606 and concluded the performance obligations thereunder are the delivery of tissue samples and performance of services, both of which are distinct. For the nine months ended September 30, 2019, the Company recognized revenue of $90,000 for the delivery of tissue samples. There were no deliveries of tissue samples for the nine months ended September 30, 2020. The Company recognized revenue of $0.3 million and $0.8 million for the performance of services for the three and nine months ended September 30, 2020, respectively. The cost of revenue associated with revenue recognized under the agreement with Loxo is not significant. There was no deferred revenue related to this agreement at either September 30, 2020 or December 31, 2019.

VERACYTE, INC.

Notes to Financial Statements

(unaudited)

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

Under the terms of the agreement, the Company will provide data from its RNA whole-transcriptome sequencing platform to JJSI in exchange for $7.0 million in payments from JJSI. The Company is also entitled to additional payments from JJSI of up to $13.0 million, conditioned upon the achievement of certain milestones relating to the development and reimbursement of the Percepta v.2 and Nasal tests. For a period of ten years commencing with the first commercial sale of the Percepta v.2 and Nasal tests, respectively, the Company will make payments to JJSI of one percent of net cash collections for Percepta v.2 and in the low-single digits of net cash collections for the Nasal test, depending on the number and timing of JJSI samples and associated clinical data the Company receives from JJSI.  On December 18, 2019, this agreement was amended for the Company to provide further data in exchange for additional consideration, most of which the Company provided during the nine months ended September 30, 2020 and recognized $1.5 million of revenue.

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

The Company recognized revenue of $0.3 million and $1.5 million for three and nine months ended September 30, 2020, respectively, for the provision of data relating to the Nasal program. For the three and nine months ended September 30, 2019, the Company recognized revenue of $2.0 million and $7.0 million, respectively, for the provision of data relating to Percepta v.2 and the Nasal test, classified under biopharmaceutical revenue in the condensed consolidated statement of operations and comprehensive loss. In addition, the Company recognized revenue of $2.0 million and $4.0 million for fulfillment of obligations relating to Percepta v.2 development milestones during the three and nine months ended September 30, 2019, respectively. Accounts receivable from JJSI was $0.8 million at September 30, 2020 and $2.0 million at December 31, 2019. There was no deferred revenue related to this agreement at September 30, 2020 and December 31, 2019.

Collaboration Agreement with AstraZeneca Group

On December 23, 2019, the Company entered into an agreement with Acerta Pharma B.V., or Acerta, a member of AstraZeneca Group whereby the Company agreed to provide genomic information that will support Acerta’s development of oncology therapeutics. Acerta will pay the Company for certain development activities and pay milestones to the Company for the achievement of development milestones. For the three and nine months ended September 30, 2020, the Company recognized $0.3 million and $0.7 million, respectively, of revenue for certain development activities and zero and $1.0 million, respectively, for the achievement of development milestones.  Accounts receivable from Acerta was $0.5 million at September 30, 2020.

Commercial Development Agreement with CareDx

On May 13, 2020, the Company entered into a commercial development agreement with CareDx, Inc., or CareDx, under which the Company provided to CareDx the right to develop and commercialize solid organ transplant-rejection tests on the nCounter platform in exchange for a $1.0 million upfront payment, and is entitled to additional payments from CareDx of up to $4.5 million, conditioned upon the achievement of commercial milestones.  The Company will also provide certain development support services to CareDx in exchange for $0.5 million.  For the three and nine months ended September 30, 2020, the Company recognized zero and $1.0 million, respectively, as biopharmaceutical revenue for the upfront payment as the Company has no remaining performance obligations. There was no accounts receivable from CareDx at September 30, 2020.

VERACYTE, INC.

Notes to Financial Statements

(unaudited)

Cost of Testing Revenue

The components of our cost of testing services are laboratory expenses, sample collection expenses, compensation expense, license fees and royalties, depreciation and amortization, other expenses such as equipment and laboratory supplies, and allocations of facility and information technology expenses. Costs associated with performing tests are expensed as the test is processed regardless of whether and when revenue is recognized with respect to that test. Cost of testing revenue for the nine months ended September 30, 2020 included a $1.1 million write-down of supplies for the potential expiration of reagents due to an anticipated decline in volumes resulting from the COVID-19 pandemic.

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

In August 2018 the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard clarifies the accounting for implementation costs in cloud computing arrangements. This standard became effective for the Company on January 1, 2020 and was adopted on a prospective basis with no material impact on the Company's condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. ASU 2018-13 removed the following disclosure requirements: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. Additionally, this update added the following disclosure requirements: (1) the changes in unrealized gains and losses for the period included in other comprehensive income and loss for recurring Level 3 fair value measurements held at the end of the reporting period; (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 became effective for the Company beginning January 1, 2020 and the adoption of ASU 2018-13 did not have a material impact on the Company’s condensed consolidated financial statements. For the disclosures regarding the Company’s Level 3 fair value measurements, see Note 5, Fair Value Measurements to these condensed consolidated financial statements

2. Net Loss Per Common Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shares of common stock subject to outstanding options	4,492,414	5,299,296	4,691,424	5,562,611
Employee stock purchase plan	15,673	51,253	20,151	32,272
Restricted stock units	891,087	780,914	929,968	691,647
Total common stock equivalents	5,399,174	6,131,463	5,641,543	6,286,530

VERACYTE, INC.

Notes to Financial Statements

(unaudited)

3. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands of dollars):

	September 30, 2020	December 31, 2019
Accrued compensation expenses	$8,382	$10,100
Accrued other	2,063	3,634
Total accrued liabilities	$10,445	$13,734

4. Business Combination

On December 3, 2019, the Company executed an agreement with NanoString for the exclusive global diagnostics license to the nCounter Analysis System, and the acquisition of the Prosigna breast cancer prognostic gene signature assay, and the LymphMark lymphoma subtyping assay. The strategic transaction positions the Company to expand its genomic diagnostics business globally, with the ability to deliver its advanced genomic tests to physicians and their patients via hospital and clinical laboratories throughout the European Union and other parts of the world. The Company has accounted for this agreement under ASC 805, Business Combinations. Pursuant to the terms of the agreement, Veracyte paid NanoString $40.0 million in cash and $10.0 million in Veracyte common stock, and may pay up to an additional $10.0 million in cash, contingent upon the commercial launch of Veracyte diagnostic tests for use on the platform. This contingency was valued at $6.1 million as of the acquisition date and as of December 31, 2019, recorded as a liability, and will be remeasured to fair value at each reporting date until the contingent consideration is settled. As of September 30, 2020, this contingency was remeasured to $6.4 million with the corresponding change included in general and administrative expense in the Company's condensed consolidated statements of operations and comprehensive loss.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. This acquisition includes $1.7 million of goodwill which the Company believes consists principally of the organized workforce that will help the Company execute its strategic plans in relation to the assets acquired. In accordance with ASC 350, goodwill will not be amortized but will be tested for impairment at least annually. As of September 30, 2020, goodwill is not deductible for tax purposes, however, if contingent consideration is paid at a future date, the portions of contingent consideration paid and allocated to the intangible assets for tax purposes will be tax deductible. The accounting for this acquisition is preliminary and will be finalized upon completion of the analysis of certain contracts acquired and executed as part of this acquisition along with the impact on goodwill, should there be any.

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

The fair value of the Company’s financial assets includes money market funds, overnight reverse repurchase agreements and a deposit for the lease of the Company's South San Francisco facility. Money market funds, included in cash and cash equivalents in the accompanying condensed consolidated balance sheets, were $343.4 million and $57.6 million as of September 30, 2020 and December 31, 2019, respectively, and are Level I assets as described above. Overnight reverse repurchase agreements, included in cash and cash equivalents in the accompanying condensed consolidated balance sheets, were zero and $100.0 million as of September 30, 2020 and December 31, 2019, respectively, and are Level II assets as described above. There were no unrealized gains or losses from overnight reverse repurchase agreements at September 30, 2020 and December 31, 2019. The deposit for the lease, included in restricted cash in the accompanying condensed consolidated balance sheets, was $603,000 as of September 30, 2020 and December 31, 2019, and is a Level I asset as described above.

The fair value of the contingent consideration in Note 4, Business Combination, associated with the agreement with NanoString on December 3, 2019, includes inputs that are not observable in the market and thus represent a Level III financial liability. The estimation of the fair value of the contingent consideration is based on the present value of the expected payments calculated by assessing the likelihood of when the related milestones would be achieved, discounted using the Company's estimated borrowing rate. These estimates form the basis for making judgments about the carrying value of the contingent consideration that are not readily apparent from other sources. Changes to the forecasts for the achievement of the milestones and the estimates of the borrowing rate can significantly affect the estimated fair value of the contingent consideration.  As of September 30, 2020, the achievement of the milestones is not forecasted to occur within the next 12 months.  As a result, the contingent consideration is included in long term liabilities in the condensed consolidated balance sheets. As of September 30, 2020, the Company calculated the estimated fair value of the milestones using the following significant unobservable inputs:

Value or Range
Unobservable input	(Weighted-Average)
Discount rate	8.7%
Probability of achievement	50% - 100% (80%)

6. Commitments and Contingencies

Operating Leases

The Company leases its headquarters and laboratory facilities in South San Francisco, California under a non-cancelable lease agreement for approximately 59,000 square feet. The lease began in June 2015 and ends in March 2026 and contains extension of lease term and expansion options. The Company had deposits of $603,000 included in long-term assets as of September 30, 2020 and December 31, 2019, restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of the South San Francisco facility.

The Company also leases laboratory and office space in Austin, Texas under a lease that expires in January 2029 and includes options for expansion and early termination in 2025. The Company provided a cash security deposit for this lease of $139,000, included in other assets in the Company’s condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019.

VERACYTE, INC.

Notes to Financial Statements

(unaudited)

Future minimum lease payments under non-cancelable operating leases as of September 30, 2020 are as follows (in thousands of dollars):

Year Ending December 31,
Remainder of 2020	$588
2021	2,401
2022	2,472
2023	2,543
2024	2,614
Thereafter	4,227
Total future minimum lease payments	14,845
Less: amount representing interest	2,972
Present value of future lease payments	11,873
Less: short-term lease liabilities	1,542
Long-term lease liabilities	$10,331

The Company recognizes operating lease expense on a straight-line basis over the non-cancelable lease period. Operating lease expense was $0.5 million for each of the three months ended September 30, 2020 and 2019 and $1.4 million for each of the nine months ended September 30, 2020 and 2019.

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

7. Debt

Loan and Security Agreement

On November 3, 2017, the Company entered into a loan and security agreement, or Loan and Security Agreement, with Silicon Valley Bank. The Loan and Security Agreement allows the Company to borrow up to $35.0 million, with a $25.0 million advance term loan, or Term Loan Advance, and a revolving line of credit of up to $10.0 million, or Revolving Line of Credit. The Term Loan Advance was advanced upon the closing of the Loan and Security Agreement and was used to pay the outstanding balance of the Company’s existing long-term debt, which was canceled at that date. The Company had not drawn on the Revolving Line of Credit as of September 30, 2020. Borrowings under the Loan and Security Agreement mature on October 1, 2022. Amounts may be borrowed and repaid under the Revolving Line of Credit up until the earliest of full repayment or maturity of the Loan and Security Agreement, termination of the Loan and Security Agreement, or October 1, 2022.

The Term Loan Advance bears interest at a variable rate equal to (i) the thirty-day U.S. London Interbank Offer Rate, or LIBOR, plus (ii) 4.20%, with a minimum rate of 5.43% per annum. Principal amounts outstanding under the Revolving Line of Credit bear interest at a variable rate equal to (i) LIBOR plus (ii) 3.50%, with a minimum rate of 4.70% per annum. The average Term Loan Advance interest rate for the nine months ended September 30, 2020 was 5.5%.

The Company may prepay the outstanding principal amount under the Term Loan Advance plus accrued and unpaid interest and, if the Term Loan Advance is repaid in full, a prepayment premium. The prepayment premium will be (i) $750,000 if prepayment is made prior to November 3, 2018, (ii) $500,000 if the prepayment is made after November 3, 2018 but on or before November 3, 2019, or (iii) $250,000 if the prepayment is made after November 3, 2019. In January 2019, May 2019 and August 2020, the Company prepaid $12.5 million, $12.4 million and $0.1 million, respectively, of the principal amount of the Term Loan Advance. These prepayments did not trigger any prepayment premium because they were partial, not full, repayments of the principal amount.

VERACYTE, INC.

Notes to Financial Statements

(unaudited)

In addition, a final payment on the Term Loan Advance in the amount of $1.2 million is due upon the earlier of the maturity date of the Term Loan Advance or its payment in full. The Loan and Security Agreement contains customary representations, warranties, and events of default such as a material adverse change in the Company's business, operations or financial condition, as well as affirmative and negative covenants. The negative covenants include, among other provisions, covenants that limit or restrict the Company's ability to incur liens, make investments, incur indebtedness, merge with or acquire other entities, dispose of assets, make dividends or other distributions to holders of its equity interests, engage in any new line of business, or enter into certain transactions with affiliates, in each case subject to certain exceptions. The Company’s obligations under the Loan and Security Agreement are secured by substantially all of its assets (excluding intellectual property), subject to certain customary exceptions. The Loan and Security Agreement also requires the Company to achieve certain revenue levels tested quarterly on a trailing twelve-month basis. However, failure to maintain the revenue levels will not be considered a default if the sum of the Company’s unrestricted cash and cash equivalents maintained with Silicon Valley Bank and amount available under the Revolving Line of Credit is at least $40.0 million. As of September 30, 2020, the Company was in compliance with the loan covenants.

The debt obligation for borrowings made under the Loan and Security Agreement was as follows (in thousands of dollars):

	September 30, 2020	December 31, 2019
Debt principal	$—	$100
End-of-term debt obligation	756	594
Total debt obligation	$756	$694

As of September 30, 2020, the principal balance outstanding was one dollar. Future principal and end-of-term debt obligation payments under the Loan and Security Agreement are $1.2 million and due in 2022.

The end-of-term debt obligation accretes over the term of the Loan and Security Agreement until maturity and is included in interest expense in the Company's condensed consolidated statements of operations and comprehensive loss.

8. Stockholders’ Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows:

	September 30, 2020	December 31, 2019
Stock options and restricted stock units issued and outstanding	5,279,277	5,562,484
Stock options and restricted stock units available for grant under stock option plans	3,036,308	1,954,804
Common stock available for the Employee Stock Purchase Plan	1,571,395	173,168
Total	9,886,980	7,690,456

9. Thyroid Cytopathology Partners

The Company has an agreement with a specialized pathology practice, Thyroid Cytopathology Partners, or TCP, to provide testing services to the Company (the TCP Agreement).  The TCP Agreement is effective through October 31, 2022, and thereafter automatically renews every year unless either party provides notice of intent not to renew at least 12 months prior to the end of the then-current term. Under the TCP Agreement, the Company pays TCP based on a fixed price per test schedule which is reviewed periodically for changes in market pricing, and the TCP Agreement included a clause allowing TCP to sublease a portion of the Company's facility in Austin, Texas.  The Company does not have an ownership interest in or provide any form of financial or other support to TCP.  The Company previously concluded that TCP represented a variable interest entity as a result of the facility arrangement clause, but that the Company was not the primary beneficiary as it did not have the ability to direct the activities that most significantly impacted TCP's economic performance, and therefore did not consolidate TCP.  On February 14, 2019, the TCP Agreement was amended to remove the facility clause.  Accordingly, the Company believes TCP was no longer a variable interest entity as of that date.

TCP's portion of rent and related operating expenses reimbursed to the Company for the shared space at the Austin, Texas facility was $11,000 for the nine months ended September 30, 2019, and is included in other income, net in the Company’s condensed consolidated statements of operations and comprehensive loss.

VERACYTE, INC.

Notes to Financial Statements

(unaudited)

10. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and nine months ended September 30, 2020 and 2019. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The Company does not expect the provisions of the legislation to have a significant impact on the effective tax rate, the results of operations or the financial position of the Company.

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

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "expects," "anticipates," "intends," "estimates," "plans," "believes," "continuing," "ongoing," and similar expressions are intended to identify forward-looking statements. These are statements that relate to future events and include, but are not limited to, the factors that may impact our financial results; our expectations regarding revenue; our expectations with respect to our future research and development, general and administrative and selling and marketing expenses and our anticipated uses of our funds; the impact of the COVID-19 pandemic on our business and the U.S. and global economies; our expectations regarding the return to pre-COVID-19 volume and revenue levels; our beliefs with respect to the optimization of our processes for the analysis of ribonucleic acid, or RNA, samples; our integration of the assets acquired from NanoString Technologies, Inc.; our ability to deploy the nCounter Analysis System successfully and run our tests on this platform worldwide; our beliefs with respect to the optimization of our processes for the analysis of ribonucleic acid, or RNA, samples; our collaboration with Johnson & Johnson Services, Inc.; our belief in the importance of maintaining libraries of clinical evidence; our expectations regarding the nasal swab classifier for early lung cancer detection, the Percepta Lung Cancer Atlas, the Envisia classifier on the nCounter system and the LymphMark lymphoma subtyping test; our expectations regarding our diagnostic company partnerships with CareDx, Inc. and MAVIDx, Inc.; our ability to have the targeted Atlas platform transferred to our pulmonology indications; our expectations regarding the Percepta Lung Cancer Atlas; our expectations regarding capital expenditures; our anticipated cash needs and our estimates regarding our capital requirements; the timing and success of our transition to a single platform for all of our classifiers and tests; our ability to maintain Medicare coverage for each of our tests; our need for additional financing; potential future sources of cash; our business strategy and our ability to execute our strategy; our ability to achieve and maintain reimbursement from third-party payers at acceptable levels and our expectations regarding the timing of reimbursement; the estimated size of the global markets for our tests; the estimated number of patients who receive uncertain diagnoses who are candidates for our test; the attributes and potential benefits of our tests and any future tests we may develop to patients, physicians and payers; the factors we believe drive demand for and reimbursement of our tests; our ability to sustain or increase demand for our tests; our intent to expand into other clinical areas; our ability to develop new tests, and the timeframes for development or commercialization; our ability to get our data and clinical studies accepted in peer-reviewed publications; our dependence on and the terms of our agreement with TCP, and on other strategic relationships, and the success of those relationships; our beliefs regarding our laboratory capacity; the potential for future clinical studies to contradict or undermine previously published clinical study results; the applicability of clinical results to actual outcomes; our expectations regarding our international expansion; the occurrence, timing, outcome or success of clinical trials or studies; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive position; our compliance with federal, state and international regulations; the potential impact of regulation of our tests by the Food and Drug Administration, or FDA, or other regulatory bodies; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business; the impact of seasonal fluctuations and economic conditions on our business; our belief that we have taken reasonable steps to protect our intellectual property; our belief that our intellectual property will develop and maintain our competitive position; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; and anticipated trends and challenges in our business and the markets in which we operate. We caution you that the foregoing list does not contain all of the forward-looking statements made in this report.

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

Veracyte, Afirma, Percepta, Envisia, Prosigna, "Know by Design" and the Veracyte, Afirma, Percepta, Envisia and Prosigna logos are registered trademarks in the U.S. and selected countries. We have common law rights and pending trademark applications for LymphMark and “More About You.” We also refer to trademarks of other corporations or organizations in this report.

This report contains statistical data and estimates that we obtained from industry publications and reports. These publications typically indicate that they have obtained their information from sources they believe to be reliable, but do not guarantee the accuracy and completeness of their information. Some data contained in this report is also based on our internal estimates.

Overview

We are a global genomic diagnostics company that improves patient care by answering important clinical questions to inform diagnosis and treatment decisions throughout the patient journey in cancer and other diseases. Our growing menu of genomic tests leverage advances in genomic science and technology to change care for patients, enabling them to avoid risky, costly procedures and quicken time to appropriate treatment. With Veracyte’s exclusive global access to what we believe is a best-in-class diagnostics instrument platform, we are positioned to deliver our tests to patients worldwide through laboratories and hospitals that can perform the tests locally.

We perform our genomic tests for thyroid cancer, lung cancer and interstitial lung diseases, or ILDs, including idiopathic pulmonary fibrosis, or IPF, in our CLIA-certified laboratory in South San Francisco, California. In December 2019, we announced an exclusive global diagnostics license to the nCounter® Analysis System from NanoString Technologies, as well as the acquisition of the Prosigna® breast cancer prognostic gene signature assay, which is commercially available, and the LymphMark™ lymphoma subtyping assay, which is in development. Both tests are designed for use on the nCounter system. We believe this strategic transaction positions us to expand our business globally with a broad menu of advanced genomic tests that may be offered as distributed kits and performed in local laboratories worldwide. We believe our current and pipeline products address a collective global market of over $40 billion.

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

We design our tests to improve patient care and outcomes, while delivering clinical and economic utility to physicians, payers and the healthcare system in general. We also position our tests to fit into the way physicians currently evaluate patients in order to facilitate adoption.

We develop our genomic tests using advanced scientific methods, such as RNA whole-transcriptome sequencing and machine learning, and then optimize the assay and classifier results for the platform on which the test will be performed. Historically, that platform utilized RNA sequencing methods and been performed in our CLIA lab. Beginning in 2021, we expect to adapt our tests for multiplex analysis on the nCounter platform for international distribution of our tests as well.

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

Our collaboration with the Lung Cancer Initiative at Johnson & Johnson has helped accelerate two of our key lung cancer programs: (i) commercialization of the Percepta GSC on our RNA whole-transcriptome sequencing platform, and (ii) development of the first non-invasive nasal swab test for early lung cancer diagnosis. We began making the Percepta GSC available to customers in June 2019. In October 2019, we announced preliminary data for our nasal swab classifier, which demonstrated the test’s potential to identify patients at low risk of lung cancer so they can potentially avoid unnecessary procedures and those at high risk so they can receive prompt diagnosis and treatment.

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

We also expect to continue expanding our offerings in thyroid cancer, lung cancer, ILDs such as IPF, breast cancer and lymphoma, as well as other indications that we believe will benefit from our technology and approach. Our product development pipelines address what we believe to be significant market opportunities for addressing clinical questions in early detection, diagnosis, staging/prognosis, therapy selection/surgery and disease monitoring across the aforementioned indications. We plan to commercially introduce four products in 2021: Our nasal swab classifier for early lung cancer diagnosis and our Percepta Atlas, which, together with the Percepta GSC, form a comprehensive lung cancer portfolio that we believe is poised to disrupt lung cancer diagnosis; our Envisia classifier on the nCounter system for expansion into global markets; and, if the FDA grants our De Novo classification request, our LymphMark lymphoma subtyping test.

Additionally, since the beginning of the second quarter of 2020 we announced our first two diagnostic company partnerships – with CareDx in transplantation and MAVIDx in COVID-19 and other infectious diseases – which we expect to help expand our testing menu on the nCounter system and fuel additional revenue-generation opportunities.

Impact of COVID-19

In December 2019, a strain of coronavirus was reported in Wuhan, China, and began to spread globally, including to the United States and Europe, in the following months. The World Health Organization has declared COVID-19 to be a pandemic and a public health emergency of international concern. The full impact of the COVID-19 outbreak is inherently uncertain at the time of this report. The COVID-19 outbreak has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets. As COVID-19 has spread, it has significantly impacted the health and economic environment around the world and many governments have closed most public establishments, including restaurants, workplaces and schools. Our customers, third-party contract manufacturers, suppliers and collaboration partners may be affected by the closure of hospitals, doctors' offices, manufacturing sites, or country borders, among other measures being put in place around the world. Consequent increases in layoffs and furloughs in the medical industry and otherwise during the shutdown are having, and will continue to have, negative impact on the demand for medical care and diagnostic tests, which affects the frequency with which tests are prescribed, and the ability of doctors and hospitals to administer such tests. Further the inability to travel and conduct face-to-face meetings can also make it more difficult to expand utilization of our products into new geographies and to drive awareness of our products. These circumstances have had a significant negative impact on our financial results during 2020.

During the second half of March 2020, we experienced a significant decline in the volume of samples received. Our monthly reported genomic volumes reached a year-to-date low point in April 2020. Following the April 2020 low point, sequential monthly total reported genomic volume increased in both May and June 2020.  As a result of the impact on our volumes, we reported a significant decline in sequential and year-over-year revenue for the quarter ended June 30, 2020.  For the quarter ended September 30, 2020, our total reported genomic volume, relative to the prior year quarter, increased 3% as hospitals started performing more non-emergency procedures and physician practices began to reopen. The COVID-19 pandemic has also caused us to modify our business practices, including taking proactive steps to protect our employees and the broader community (including but not limited to curtailing or modifying employee travel, moving to full remote work wherever possible, and cancelling physical participation in meetings, events and conferences), while ensuring our ability to deliver genomic test results to physicians and their patients who need them. Given the significant challenges we face from COVID-19, we have taken actions to reduce expenses and preserve the health of our business, including our board of directors, executive team, including our Chairman and CEO, and certain other employees taking a reduction in pay, which ended in October 2020. In April 2020, we also put approximately 60 employees on a temporary furlough, which ended in July 2020.

During the second quarter of 2020, with limited physical access to physicians, we expanded our use of digital tools to engage with our customers. Given the effectiveness of these programs, we believe such new sales and marketing models offer an opportunity to increase our efficiency and align with our projections for a U-shaped recovery. To that end, in July 2020 we terminated over 30 sales positions, representing a combination of employees who were furloughed and those who were not. At the same time, we brought the remaining 35 employees – mostly in sales – back from furlough as our business began to increase. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

According to Johns Hopkins Coronavirus Resource Center, daily COVID-19 test volume has increased from less than approximately 0.2 million tests per day in April 2020 to between 0.8 million and 1.0 million tests per day in the first half of October 2020.  We believe the rapid increase in daily testing volumes is consuming reagents and supplies otherwise available to genomic testing companies like ours across the United States. In October, we experienced supply chain disruptions in the supply of plastic materials used in the processing of samples. When not limited by the expiration date of products and when we feel it reasonable and feasible to do so, we are taking steps to increase our level of stock reserves, to develop alternative sources of supply and to implement procedures to mitigate the impact on our supply chain or our ability to process samples in our laboratories.  Though we are in regular contact with our key suppliers, we do not have, nor expect to have, the necessary insight into our vendors’ supply chain issues that we may need to know to effectively mitigate the impact to our business. Though we attempt to mitigate the impact to our business, these interruptions in manufacturing (including the sourcing of reagents or supplies) may negatively impact our test volumes or levels of revenue.

The extent of the impact of the COVID-19 on our future liquidity and operational performance will depend on certain developments, including the duration and spread of the outbreak, the impact on our customers' operations and the impact to our sales and renewal cycles.

Third Quarter 2020 Financial Results

For the third quarter of 2020:

•	Total Revenue was $31.1 million, comprising $30.3 million in testing and product revenue and $0.8 million in biopharmaceutical partnership revenue;
•	Gross Margin was 67%;
•	Operating Expenses, Excluding Cost of Revenue, were $24.8 million;
•	Net Loss and Comprehensive Loss was $4.1 million;
•	Basic and Diluted Net Loss Per Common Share was $0.08;
•	Net Cash Provided by Operating Activities was $1.8 million; and
•	Cash and Cash Equivalents were $345.1 million at September 30, 2020.

For the nine-months ended September 30, 2020:

•	Total revenue was $82.9 million, comprising $77.6 million in testing and product revenue and $5.3 million in biopharmaceutical partnership revenue;
•	Gross Margin was 64%;
•	Operating Expenses, Excluding Cost of Revenue, were $80.0 million;
•	Net Loss and Comprehensive Loss was $26.9 million;
•	Basic and Diluted Net Loss Per Common Share was $0.52; and
•	Net Cash Used in Operating Activities was $12.0 million.

Third Quarter 2020 and Recent Business Highlights

Commercial Growth and Reimbursement Expansion:

•	Grew reported genomic testing volume (Afirma, Percepta and Envisia) to 10,242, an increase of 90% over the second quarter of 2020 and 3% over the third quarter of 2019.
•	Generated $7.0 million in year-to-date 2020 revenue from our Prosigna breast cancer test, achieving our pre-pandemic, full-year 2020 revenue goal.
•	Received Advanced Diagnostic Laboratory Test (ADLT) status and new Medicare pricing for the Envisia classifier, beginning October 1, 2020, positioning the test for expanded revenue growth.
•	Received new CPT codes and preliminary national Medicare pricing for the Afirma Medullary Thyroid Carcinoma (MTC) classifier and the Xpression Atlas, providing a pathway for increased reimbursement.
•	Obtained coverage for the Prosigna breast cancer test from the Federal Joint Committee (G-BA) in Germany, our third largest European market.

Evidence Development:

•	Prosigna:
◦	Launched the PROCURE study, led by a distinguished, independent scientific committee of breast cancer experts and including input from 180 clinicians throughout Europe, intended to achieve consensus on the evidence supporting the most frequently used breast cancer genomic tests, including Prosigna.
◦	Data from the TransATAC study were published in the Journal of Clinical Oncology elucidating the foundational molecular biology on which the Prosigna test is based and its higher likelihood of predicting long-term risk of recurrence among certain groups of women with early-stage breast cancer, compared to other breast cancer genomic tests.
•	Afirma:
◦	An independent study published in Cytopathology by UCLA researchers showed that use of the Afirma GSC further reduced unnecessary surgeries in thyroid cancer diagnosis compared to the original Afirma test.

•	Pulmonology:
◦	Presented three e-Posters at the American Thoracic Society 2020 Virtual Meeting featuring real-world data that reinforce previous findings suggesting that the Percepta and Envisia classifiers improve the diagnosis of lung cancer and ILDs.
◦	Published data in the journal CHEST suggesting that the Percepta classifier reduces unnecessary invasive procedures following inconclusive bronchoscopy results for patients with lung nodules and that these results are durable for over one year of follow-up.
◦	Presented an oral and e-Poster presentation at CHEST Annual Meeting 2020 supporting advancement of our lung cancer nasal swab classifier, along with the potential to integrate radiologic data to further augment genomics in the diagnosis of ILDs, including idiopathic pulmonary fibrosis.

Financing:

•	Issued and sold 6,900,000 shares of common stock in August 2020 in a registered public offering, including the underwriters’ exercise in full of their option to purchase an additional 900,000 shares, at a price to the public of $30.00 per share. Net proceeds from the offering were approximately $194 million.

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

Continued Adoption of and Reimbursement for our Products

Revenue growth depends on our ability to secure coverage decisions, achieve broader reimbursement at increased levels from third-party payers, expand our base of prescribing physicians and increase our penetration in existing accounts. Because some payers consider our products experimental and investigational, we may not receive payment for tests and payments we receive may not be at acceptable levels. We expect our revenue growth to increase if more payers make positive coverage decisions and as payers enter into contracts with us, which should enhance our revenue and cash collections. To drive increased adoption of our products, we increased our sales force and marketing efforts over the last several years. Our sales team is structured to sell all of our products; we do not maintain a separate sales force for each product. If we are unable to expand the base of ordering physicians and penetration within these accounts at an acceptable rate, or if we are not able to execute our strategy for increasing reimbursement, we may not be able to effectively increase our revenue. We expect to continue to see pressure from payers to limit the utilization of tests, generally, and we believe more payers are deploying cost containment tactics, such as pre-authorization, reduction of the payer portion of reimbursement and employing laboratory benefit managers to reduce utilization rates.

Integrating acquired assets and advances in our collaborations

Revenue growth, operational results and advances in our business strategy depends on our ability to integrate any acquired assets into our existing business. The integration of acquired assets may impact our revenue growth, increase the cost of operations, cause significant write-offs of intangible assets, or may require management resources that otherwise would be available for ongoing development of our existing business. The integration of assets acquired from NanoString in December 2019 may impact our revenue and operating results through integration of a sales force, development of a product supply operation and the expansion of our business internationally with a broad menu of advanced genomic tests that may be offered.

Revenue growth stemming from our collaborations depends on our ability to deliver services or information and achieve milestones required from our collaborative partners. Our collaboration partners pay us for the provision of data, other services and the achievement of milestones. Under a collaboration with Johnson & Johnson in 2018, we provided data services required under this agreement in 2019 and 2020; however, there remains $9.0 million of revenue associated with development and commercialization milestones yet to be achieved.

How We Recognize Revenue

Testing Revenue

We recognize testing revenue in accordance with the provisions of ASC 606, Revenue from Contracts with Customers. Most of our revenue is generated from the provision of diagnostic testing services. These services are completed upon the delivery of test results to the prescribing physician, at which time we bill for the services. We recognize revenue related to billings on an accrual basis based on estimates of the amount that will ultimately be realized. In determining the amount to accrue for a delivered test, we consider factors such as payment history, payer coverage, whether there is a reimbursement contract between the payer and us, payment as a percentage of the agreed upon rate (if applicable), amount paid per test and any current developments or changes that could impact reimbursement. These estimates require significant judgment by management.

Prior to the adoption of ASC 606, for our testing services we recognized a portion of our revenue not at the time of delivery of test results, on an accrual-basis of accounting, but upon the ultimate payment for those services, on the cash-basis of accounting. Through December 31, 2019, cumulative amounts billed at list price for tests processed which were not recognized as revenue upon delivery of a patient report because our accrual revenue recognition criteria were not met and for which we have not collected cash or written off as uncollectible, totaled approximately $159.3 million. Of this amount, we did not collect any amounts in the nine months ended September 30, 2020 and we have no expectation of future collection because we began accruing for substantially all revenue upon delivery of a patient report in the third quarter of 2016. Under ASC 606, we recognize revenue at the time we deliver test results based upon what we reasonably expect to collect and the list price of a test may not be indicative of what we ultimately expect to collect.

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

Generally, we calculate the average reimbursement for our products from all payers, for tests that are on average a year old, since it can take a significant period of time to collect from some payers. Except in situations where we believe the rate we reasonably expect to collect to vary due to a coverage decision, contract, more recent reimbursement data or evidence to the contrary, we use an average of reimbursement for tests provided over four quarters as it reduces the effects of temporary volatility and seasonal effects. Thus, the average reimbursement per product represents the total cash collected to date against genomic classifier tests, including variants, performed during the relevant period divided by the number of these tests performed during that same period.

The average Afirma genomic classifier reimbursement rate will change over time due to a number of factors, including medical coverage decisions by payers, the effects of contracts signed with payers, changes in allowed amounts by payers, our ability to successfully win appeals for payment, and our ability to collect cash payments from third-party payers and individual patients. Historical average reimbursement is not necessarily indicative of future average reimbursement. For the three months ended September 30, 2020, we accrued, on average, between $2,800 and $2,900 for the Afirma genomic classifier tests, including variants, that met our revenue recognition standard, which was between 90% - 95% of the reported Afirma classifier test volume.

From the third quarter of 2019 to the third quarter of 2020, we accrued between $1.0 million and $2.4 million in revenue per quarter from providing cytopathology services associated with our Afirma solution.

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

 Biopharmaceutical and Collaboration Revenues

From time to time, we enter into arrangements to license or provide access to our assets or services, including testing services, clinical and medical services, research and development and other services. Such arrangements may require us to deliver various rights, data, services, access and/or testing services to partner biopharmaceutical companies. The underlying terms of these arrangements generally provide for consideration paid to us in the form of nonrefundable fees, performance milestone payments, expense reimbursements and possibly royalty and/or other payments.

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

Development of Additional Tests

We continue to advance our portfolio of diagnostic tests that leverage innovations in genomic science, sequencing technology and machine learning, and our exclusive diagnostics rights to the nCounter Analysis System to further improve patient care globally.

Our Afirma GSC and Xpression Atlas, or XA, provide physicians with a comprehensive solution for thyroid nodule diagnosis. In May 2017, we introduced the Afirma GSC, supported by rigorous clinical validation data showing that the RNA sequencing-based test can help significantly more patients avoid unnecessary surgery in thyroid cancer diagnosis, compared to the original Afirma classifier. The Afirma GSC was developed with RNA whole-transcriptome sequencing and machine learning and helps identify patients with benign thyroid nodules among those with indeterminate cytopathology. For those with suspected thyroid cancer, the Afirma Xpression Atlas provides physicians with genomic alteration content from the same fine needle aspiration samples that are used in Afirma GSC testing and may help physicians decide with greater confidence on the surgical or therapeutic pathway for their patients.

We launched the original Afirma XA in March 2018. We subsequently introduced an expanded Afirma XA in April 2020 to provide physicians with additional gene alteration content – including novel or rare NTRK, ALK, RET and BRAF fusions – to further inform surgery and treatment decisions for patients with suspected or confirmed thyroid cancer. Compared to the original gene alteration panel, the expanded Afirma XA now reports 905 DNA variants (versus 761) and 235 RNA fusion partners (versus 130) in 593 genes (versus 511).

Our Afirma GSC, BRAF v600E mutation test and medullary thyroid cancer, or MTC, Classifier, along with the Afirma XA offer a comprehensive solution for physicians evaluating thyroid nodules. Our broad ability to serve the thyroid diagnostic market also enables us to enter into research collaborations with biopharmaceutical companies, which is intended to support their development of targeted therapies for genetically defined cancers, including thyroid cancer.

We have also expanded our ability to answer important clinical questions that improve patient care in pulmonology. Our Percepta Bronchial Genomic Classifier, introduced in April 2015, was the first genomic test to receive Medicare coverage for use in lung cancer diagnosis, where it improves the performance of diagnostic bronchoscopy. The test deploys novel “field of injury” technology that enables genomic changes associated with lung cancer to be detected in samples taken from the main bronchial airway during a bronchoscopy. In June 2019, we introduced our “next-generation” Percepta Genomic Sequencing Classifier, providing physicians with expanded lung cancer risk information that can further guide next steps for patients with suspicious lung nodules, as compared to the original Percepta classifier.

Additionally, our Envisia Genomic Classifier, launched in October 2016, is the first commercial test to improve the diagnosis of IPF among patients with a suspected interstitial lung disease. The Envisia test is also covered for Medicare patients.

We are currently leveraging the same “field of injury” technology that powers our Percepta classifier to develop a first-of-its-kind, noninvasive nasal swab test that can enable earlier lung cancer diagnosis and ultimately, we believe, help reduce lung cancer deaths. In October 2019, we announced preliminary clinical data for our nasal swab classifier showing that the novel genomic test could identify with a high degree of accuracy patients whose lung nodules were high risk for cancer, so they could obtain prompt diagnosis and potential treatment, and patients with low risk of cancer so they could be monitored noninvasively. We are also developing the Percepta Atlas, which – similar to the Afirma XA – is intended to inform treatment decisions by detecting gene alterations in small samples collected at the time of diagnosis. We plan to introduce the nasal swab test and the Percepta Atlas in 2021, rounding out our comprehensive lung cancer portfolio designed to answer important clinical questions throughout the patient journey.

Timing of Our Research and Development Expenses

We deploy state-of-the-art and costly genomic technologies in our biomarker discovery experiments, and our spending on these technologies may vary substantially from quarter to quarter. We also spend a significant amount to secure clinical samples that can be used in discovery and product development, as well as clinical validation studies. The timing of these research and development activities is difficult to predict, as is the timing of sample acquisitions. If a substantial number of clinical samples are acquired in a given quarter or if a high-cost experiment is conducted in one quarter versus the next, the timing of these expenses can affect our financial results. We conduct clinical studies to validate our new products as well as on-going clinical studies to further the published evidence that supports our commercialized tests. As these studies are initiated, start-up costs for each site can be significant and concentrated in a specific quarter. Spending on research and development, for both experiments and studies, may vary significantly by quarter depending on the timing of these various expenses.

Financial Overview

Revenue

Through September 30, 2020, we had derived most of our revenue from the sale of Afirma, delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of cash collection from the third-party payer and individual patients. Third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Medicare	25%	26%	24%	24%
Johnson and Johnson Services, Inc.	*	13%	*	12%
UnitedHealthcare	11%	11%	11%	11%
	36%	50%	35%	47%
*Less than 10%

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

Research and Development

Research and development expenses include expenses incurred to develop our technology, collect clinical samples and conduct clinical studies to develop and support our products and pipeline. These expenses consist of compensation expenses, direct research and development expenses such as prototype materials, laboratory supplies and costs associated with setting up and conducting clinical studies at domestic and international sites, professional fees, depreciation and amortization, other miscellaneous expenses and allocation of facility and information technology expenses. We expense all research and development costs in the periods in which they are incurred. We expect to incur significant research and development expenses as we continue to invest in research and development activities related to developing additional products and evaluating various platforms. We incurred research and development expenses on ongoing evidence development for our Afirma, Percepta and Envisia classifiers in 2019. We incurred a majority of our research and development expenses in the nine months ended September 30, 2020 in support of our pipeline products, and expect this to continue in the remainder of 2020 and beyond.

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

General and Administrative

General and administrative expenses include compensation expenses for executive officers and administrative, billing and client service personnel, professional fees for legal and audit services, occupancy costs, depreciation and amortization, and other expenses such as information technology and miscellaneous expenses offset by allocation of facility and information technology expenses to other functions. For the nine months ended September 30, 2020, approximately 64% of the average headcount classified as general and administrative encompass our billing and customer care teams. We expect general and administrative expenses to continue to increase as we build our general and administration infrastructure and to stabilize thereafter.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2020 and 2019 (in thousands of dollars, except percentages and genomic classifiers reported):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	%	2020	2019	Change	%
Revenue:
Testing revenue	$28,270	$26,723	$1,547	6%	$70,473	$78,798	$(8,325)	(11)%
Product revenue	2,027	—	2,027	NM	7,149	—	7,149	NM
Biopharmaceutical revenue	824	2,250	(1,426)	(63)%	5,325	7,840	(2,515)	(32)%
Collaboration revenue	—	2,000	(2,000)	(100)%	—	4,000	(4,000)	(100)%
Total revenue	31,121	30,973	148	0%	82,947	90,638	(7,691)	(8)%
Operating expense:
Cost of testing revenue	9,118	9,114	4	0%	26,157	26,404	(247)	(1)%
Cost of product revenue	1,048	—	1,048	NM	3,539	—	3,539	NM
Cost of biopharmaceutical revenue	204	—	204	NM	572	—	572	NM
Research and development	4,042	3,643	399	11%	12,618	10,408	2,210	21%
Selling and marketing	10,955	13,088	(2,133)	(16)%	39,240	39,508	(268)	(1)%
General and administrative	8,546	6,624	1,922	29%	24,316	20,448	3,868	19%
Intangible asset amortization	1,274	267	1,007	377%	3,822	800	3,022	378%
Total operating expenses	35,187	32,736	2,451	7%	110,264	97,568	12,696	13%
Loss from operations	(4,066)	(1,763)	(2,303)	131%	(27,317)	(6,930)	(20,387)	294%
Interest expense	(55)	(58)	3	(5)%	(175)	(596)	421	(71)%
Other income (loss), net	(3)	1,091	(1,094)	(100)%	627	2,385	(1,758)	(74)%
Net loss and comprehensive loss	$(4,124)	$(730)	$(3,394)	465%	$(26,865)	$(5,141)	$(21,724)	423%
Other Operating Data:
Genomic classifiers reported	10,242	9,941	301	3%	26,180	28,766	(2,586)	(9)%
Depreciation and amortization expense	1,990	967	1,023	106%	5,919	2,836	3,083	109%
Stock-based compensation expense	3,090	2,640	450	17%	9,354	6,965	2,389	34%

Revenue

Revenue increased $0.1 million for the three months ended September 30, 2020 compared to the same period in 2019. This was primarily due to a $1.5 million increase in testing revenue from a 3% increase in our Afirma, Percepta, and Envisia genomic classifiers and $2.0 million of sales of Prosigna, a product that we acquired the rights to from NanoString in December 2019. We also make adjustments, as necessary, for testing revenue accrued in prior periods as collections are made if the amount we expect to collect changes. The adjustment for testing revenue accrued in prior periods increased revenue by $0.3 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, a net increase of $0.2 million between the periods. Biopharmaceutical revenue decreased $1.4 million and primarily consisted of $0.3 million for the provision of data and $0.3 million for development services for the three months ended September 30, 2020 whereas biopharmaceutical revenue consisted primarily of $2.0 million for the provision of data for the three months ended September 30, 2019. Collaboration revenue in the three months ended September 30, 2019 was derived from the fulfillment of development milestones.

During the second half of March 2020, we began to experience a significant decline in the volume of samples received due to COVID-19, resulting in a significant decline in revenue.  Revenue decreased $7.7 million, or 8%, for the nine months ended September 30, 2020 compared to the same period in 2019. This was primarily due to an $8.3 million decrease in testing revenue from a 9% decrease in our Afirma, Percepta, and Envisia genomic classifiers reported, partially offset by $7.1 million of sales of Prosigna. We also make adjustments, as necessary, for testing revenue accrued in prior periods as collections are made if the amount we expect to collect changes. The adjustment for testing revenue accrued in prior periods increased revenue by $1.2 million and $0.8 million for the nine months ended September 30, 2020 and 2019, respectively, a net increase of $0.4 million between the periods. Biopharmaceutical revenue decreased $2.5 million, primarily due to $7.0 million for the provision of data for the nine months ended September 30, 2019 whereas biopharmaceutical revenue primarily consisted of $1.5 million for the provision of data, $1.0 million for the sale of commercial and development rights to CareDx, $1.0 million of milestones and $0.7 million for development services for the nine months ended September 30, 2020.  Collaboration revenue in the nine months ended September 30, 2019 was derived from the fulfillment of development milestones.

Cost of revenue

Comparison of the three and nine months ended September 30, 2020 and 2019 is as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	%	2020	2019	Change	%
Cost of testing revenue:
Laboratory costs	$5,002	$5,150	$(148)	(3)%	$14,103	$14,685	$(582)	(4)%
Sample collection costs	1,134	1,211	(77)	(6)%	3,048	3,508	(460)	(13)%
Compensation expense	1,707	1,510	197	13%	5,164	4,410	754	17%
License fees and royalties	11	3	8	267%	38	8	30	375%
Depreciation and amortization	271	260	11	4%	790	781	9	1%
Other expenses	377	414	(37)	(9)%	1,174	1,324	(150)	(11)%
Allocations	616	566	50	9%	1,840	1,688	152	9%
Total	$9,118	$9,114	$4	0%	$26,157	$26,404	$(247)	(1)%

Cost of product revenue:
Product costs	$885	$—	$885	NM	$2,916	$—	$2,916	NM
License fees and royalties	163	—	163	NM	623	—	623	NM
Total	$1,048	$—	$1,048	NM	$3,539	$—	$3,539	NM

Cost of biopharmaceutical revenue:
Compensation expense	$51	$—	$51	NM	$127	$—	$127	NM
Other expenses	153	—	153	NM	445	—	445	NM
Total	$204	$—	$204	NM	$572	$—	$572	NM

Cost of testing revenue increased $4,000 for the three months ended September 30, 2020 compared to the same period in 2019. The increase in the cost of testing results primarily from an increase in compensation expense related to an average laboratory headcount increase of 6%, offset by decreases in laboratory costs and sample collection costs.

Cost of testing revenue decreased $0.2 million, or 1%, for the nine months ended September 30, 2020 compared to the same period in 2019. The decrease in laboratory costs was primarily related to a 9% decrease in the volume of genomic classifiers reported partially offset by a $1.1 million write-down of supplies for the potential expiration of reagents due to an anticipated decline in volumes resulting from the COVID-19 pandemic. The decrease in sample collection costs primarily related to a 9% decrease in the volume of genomic classifiers reported. The increase in compensation expense primarily relates to an average laboratory headcount increase of 11%.

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

Research and development

Comparison of the three and nine months ended September 30, 2020 and 2019 is as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	%	2020	2019	Change	%
Research and development expense:
Compensation expense	$2,783	$2,432	$351	14%	$8,340	$6,911	$1,429	21%
Direct research and development expense	684	620	64	10%	2,557	1,611	946	59%
Professional fees	167	124	43	35%	450	448	2	0%
Depreciation and amortization	53	76	(23)	(30)%	189	213	(24)	(11)%
Other expenses	26	90	(64)	(71)%	127	334	(207)	(62)%
Allocations	329	301	28	9%	955	891	64	7%
Total	$4,042	$3,643	$399	11%	$12,618	$10,408	$2,210	21%

Research and development expense increased $0.4 million, or 11%, for the three months ended September 30, 2020 compared to the same period in 2019. The increase in compensation expense was primarily due to a 10% increase in average headcount and higher stock-based compensation expense from the increase in our stock price over the last two years. The increase in direct research and development expense was mainly due to an increase in clinical trial activity for our pipeline products.

Research and development expense increased $2.2 million, or 21%, for the nine months ended September 30, 2020 compared to the same period in 2019. The increase in compensation expense was primarily due to a 13% increase in average headcount and higher stock-based compensation expense from the increase in our stock price over the last two years. The increase in direct research and development expense was mainly due to an increase in clinical trial activity for our pipeline products.

Selling and marketing

Comparison of the three and nine months ended September 30, 2020 and 2019 is as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	%	2020	2019	Change	%
Selling and marketing expense:
Compensation expense	$8,484	$8,013	$471	6%	$29,334	$24,136	$5,198	22%
Direct marketing expense	751	1,221	(470)	(38)%	2,456	4,585	(2,129)	(46)%
Professional fees	318	555	(237)	(43)%	1,005	1,646	(641)	(39)%
Other expenses	568	2,505	(1,937)	(77)%	3,616	6,832	(3,216)	(47)%
Allocations	834	794	40	5%	2,829	2,309	520	23%
Total	$10,955	$13,088	$(2,133)	(16)%	$39,240	$39,508	$(268)	(1)%

Selling and marketing expense decreased $2.1 million, or 16%, for the three months ended September 30, 2020 compared to the same period in 2019. The increase in compensation expense was primarily due to a 14% increase in average headcount and higher stock-based compensation expense from the increase in our stock price over the last two years. The decrease in direct marketing expense was due to lower general marketing expenditures. The decrease in other expenses was primarily due to decreased travel and entertainment expenses as a result of COVID-19 travel restrictions.

Selling and marketing expense decreased $0.3 million, or 1%, for the nine months ended September 30, 2020 compared to the same period in 2019. The increase in compensation expense was primarily due to an average headcount increase of 37%, higher incentive compensation and higher stock-based compensation expense partially offset by the temporary furloughing of employees beginning in April 2020. The decrease in direct marketing expense was due to lower general marketing expenditures. The decrease in other expenses was primarily due to decreased travel and entertainment expenses as a result of COVID-19 travel restrictions.

General and administrative

Comparison of the three and nine months ended September 30, 2020 and 2019 is as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	%	2020	2019	Change	%
General and administrative expense:
Compensation expense	$5,706	$4,806	$900	19%	$15,798	$13,600	$2,198	16%
Professional fees	2,023	1,477	546	37%	7,458	5,687	1,771	31%
Occupancy expenses	673	615	58	9%	1,994	1,861	133	7%
Depreciation and amortization	391	363	28	8%	1,118	1,041	77	7%
Other expenses	1,532	1,024	508	50%	3,572	3,147	425	14%
Allocations	(1,779)	(1,661)	(118)	7%	(5,624)	(4,888)	(736)	15%
Total	$8,546	$6,624	$1,922	29%	$24,316	$20,448	$3,868	19%

General and administrative expense increased $1.9 million, or 29%, for the three months ended September 30, 2020 compared to the same period in 2019. The increase in compensation expense was primarily due to higher stock-based compensation expense from the increase in our stock price over the last two years. The increase in professional fees was primarily consulting and legal-related. The increase in other expenses was primarily due to the revaluation of the contingent consideration for the NanoString transaction.

General and administrative expense increased $3.9 million, or 19%, for the nine months ended September 30, 2020 compared to the same period in 2019. The increase in compensation expense was primarily due to higher stock-based compensation expense from the increase in our stock price over the last two years. The increase in professional fees was primarily consulting, accounting and legal-related. The increase in other expenses was primarily due to the revaluation of the contingent consideration for the NanoString transaction.

 Interest expense

Interest expense decreased $3,000, or 5%, for the three months ended September 30, 2020 compared to the same period in 2019, mainly due to the prepayments of $12.5 million and $12.4 million of the principal amount of our Term Loan Advance in January 2019 and May 2019, respectively. The average Term Loan Advance interest rate was 5.4% and 6.6% for the three months ended September 30, 2020 and 2019, respectively.

Interest expense decreased $421,000, or 71%, for the nine months ended September 30, 2020 compared to the same period in 2019, mainly due to the prepayments of $12.5 million and $12.4 million of the principal amount of our Term Loan Advance in January 2019 and May 2019, respectively. The average Term Loan Advance interest rate was 5.5% and 6.9% for the nine months ended September 30, 2020 and 2019, respectively.

Other income, net

Other income, net, decreased $1.1 for the three months ended September 30, 2020 compared to the same period in 2019 primarily due to lower dividend and interest income from our investments and cash and cash equivalents.

Other income, net, decreased $1.8 for the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to lower dividend and interest income from our investments cash and cash equivalents.

Liquidity and Capital Resources

From inception through September 30, 2020, we have been financed primarily through net proceeds from the sale of our equity securities and borrowings under our credit facilities. We have incurred net losses since our inception. For the nine months ended September 30, 2020, we had a net loss of $26.9 million, and as of September 30, 2020, we had an accumulated deficit of $273.6 million. We expect to incur additional losses for the remainder of 2020 and potentially in future years.

We believe our existing cash and cash equivalents of $345.1 million as of September 30, 2020, our available revolving line of credit, and our revenue during the next 12 months will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the filing date of this report. We expect that our near- and longer-term liquidity requirements will continue to consist of costs to run our laboratories, research and development expenses, selling and marketing expenses, general and administrative expenses, working capital, costs to service our Loan and Security Agreement (See Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information about our Loan and Security Agreement), capital expenditures and general corporate expenses associated with the growth of our business. However, we may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to generate revenue to finance our cash requirements, including due to the impacts of the COVID-19 pandemic, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. If we raise funds by issuing equity securities, dilution to stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, restrictions on our cash pursuant to the terms of our Loan and Security Agreement and other operating restrictions that could adversely affect our ability to conduct our business. Our Loan and Security Agreement imposes restrictions on our operations, increases our fixed payment obligations and has restrictive covenants. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third-party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives, or forgo potential acquisitions or investments. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to us.

Public Offering of Common Stock

On August 7, 2020, we issued and sold 6,900,000 shares of common stock in a registered public offering, including 900,000 shares issued and sold upon the underwriters’ exercise in full of their option to purchase additional shares, at a price to the public of $30.00 per share. Our net proceeds from the offering were approximately $193.8 million, after deducting underwriting discounts and commissions and offering expenses of $13.2 million.

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

Loan and Security Agreement

On November 3, 2017, we entered into the Loan and Security Agreement with Silicon Valley Bank. The Loan and Security Agreement allows us to borrow up to $35.0 million, with a $25.0 million term loan, or Term Loan, and a revolving line of credit of up to $10.0 million, or the Revolving Line of Credit, subject to, with respect to the Revolving Line of Credit, a borrowing base of 85% of eligible accounts receivable. The Term Loan was advanced upon the closing of the Loan and Security Agreement. Borrowings under the Loan and Security Agreement mature in October 2022. The Term Loan bears interest at a variable rate equal to (i) the thirty-day U.S. London Interbank Offer Rate, or LIBOR, plus (ii) 4.20%, with a minimum rate of 5.43% per annum. Principal amounts outstanding under the Revolving Line of Credit bear interest at a variable rate equal to (i) LIBOR plus (ii) 3.50%, with a minimum rate of 4.70% per annum. We are also required to pay an annual facility fee on the Revolving Line of Credit of $25,000. The average Term Loan Advance interest rate for the nine months ended September 30, 2020 was 5.5%.

We may prepay the outstanding principal amount under the Term Loan Advance plus accrued and unpaid interest and, if the Term Loan Advance is repaid in full, a prepayment premium. The prepayment premium will equal (i) $750,000, if the prepayment is made on or before November 3, 2018, (ii) $500,000, if the prepayment is made after November 3, 2018 and on or prior to November 3, 2019 and (iii) $250,000, if the prepayment is made after November 3, 2019. In addition, a final payment on the Term Loan Advance in the amount of $1.2 million is due upon the earlier of the maturity date of the Term Loan Advance or its payment in full. In January 2019, May 2019 and August 2020, we prepaid $12.5 million, $12.4 million and $0.1 million of the principal amount of the Term Loan Advance, respectively, and did not incur any prepayment premium as we did not repay the Term Loan Advance in full. As of September 30, 2020, the principal balance outstanding was one dollar.

The Loan and Security Agreement contains customary representations, warranties, and events of default such as a material adverse change in our business, operations or financial conditions, as well as affirmative and negative covenants. The negative covenants include, among other provisions, covenants that limit or restrict our ability to incur liens, make investments, incur indebtedness, merge with or acquire other entities, dispose of assets, make dividends or other distributions to holders of our equity interests, engage in any new line of business, or enter into certain transactions with affiliates, in each case subject to certain exceptions. As of September 30, 2020, we were in compliance with our debt covenants.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2020 and 2019 (in thousands of dollars):

	Nine Months Ended September 30,
	2020	2019
Cash used in operating activities	$(11,972)	$(5,022)
Cash used in investing activities	(2,949)	(1,633)
Cash provided by financing activities	200,684	124,322

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2020 was $12.0 million. The net loss of $26.9 million includes non-cash charges of $9.4 million of stock-based compensation expense, $5.9 million of depreciation and amortization, which includes $3.8 million of intangible asset amortization, a $1.1 million write-down of supplies, noncash lease expense of $0.7 million and a $0.3 million expense for the revaluation of the contingent consideration related to the NanoString transaction. Cash used as a result of changes in operating assets and liabilities was $2.7 million, primarily comprised of a decrease in accrued liabilities of $3.3 million, a decrease in operating lease liability of $1.0 million, and an increase in prepaid expense and other current assets of $0.9 million, partially offset by a decrease in accounts receivable of $1.7 million and a decrease in supplies of $1.3 million.

Cash used in operating activities for the nine months ended September 30, 2019 was $5.0 million. The net loss of $5.1 million includes non-cash charges of $7.0 million of stock-based compensation expense and $2.8 million of depreciation and amortization, which includes $0.8 million of intangible asset amortization, and noncash lease expense of $0.8 million. Cash used as a result of changes in operating assets and liabilities was $10.7 million, primarily comprised of an increase in accounts receivable of $10.4 million, increase in supplies of $3.2 million and a decrease in operating lease liability of $0.9 million, partially offset by increases in accounts payable and accrued liabilities and deferred rent of $2.5 million and $1.3 million, respectively.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2020 was $1.9 million for the acquisition of property and equipment and $1.0 million for the purchase of equity securities of MAVIDx, Inc.

Cash used in investing activities for the nine months ended September 30, 2019 was $1.6 million for the acquisition of property and equipment, net of proceeds from the disposal of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2020 was $200.7 million, consisting of $193.8 million in net proceeds from the issuance of common stock in a public offering in August 2020,  $10.1 million in proceeds from the exercise of options to purchase our common stock and purchase of stock under our Employee Stock Purchase Plan, or ESPP, partially offset by $3.2 million in tax payments during the period related to the vesting of restricted stock units granted to employees.

Cash provided by financing activities for the nine months ended September 30, 2019 was $124.3 million, consisting of $137.8 million in net proceeds from the issuance of common stock in a public offering in May 2019 and $12.4 million in proceeds from the exercise of options to purchase our common stock and purchase of stock under our ESPP during the period, partially offset by $24.9 million of loan principal repayments, $0.8 million in tax payments during the period related to the vesting of restricted stock units granted to employees and finance lease payments of $0.2 million.

Contractual Obligations

In January 2019, May 2019 and August 2020, we prepaid $12.5 million, $12.4 million and $0.1 million of the principal amount of the Term Loan Advance, respectively, under our Loan and Security Agreement. As of September 30, 2020, future principal and end-of-term debt obligation payments due under the Loan and Security Agreement are limited to $1.2 million in 2022. There were no material changes during the interim period in the contractual obligations presented in our Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 25, 2020.

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

In August 2018 the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard clarifies the accounting for implementation costs in cloud computing arrangements. This standard became effective for us on January 1, 2020 and was adopted on a prospective basis with no material impact on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. ASU 2018-13 removed the following disclosure requirements: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. Additionally, this update added the following disclosure requirements: (1) the changes in unrealized gains and losses for the period included in other comprehensive income and loss for recurring Level 3 fair value measurements held at the end of the reporting period; (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 became effective for us beginning January 1, 2020 and the adoption of ASU 2018-13 did not have a material impact on our condensed consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $345.1 million as of September 30, 2020 which include bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited interim condensed financial statements. Under our Loan and Security Agreement, we pay interest on any outstanding balances under this agreement based on a variable market rate. A significant change in these market rates may adversely affect our operating results.

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

(b)	Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. — OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

We have a history of losses, and we expect to incur net losses for the foreseeable future and may never achieve or sustain profitability.

We have incurred net losses since our inception. For the nine months ended September 30, 2020, we had a net loss of $26.9 million and as of September 30, 2020, we had an accumulated deficit of $273.6 million. We expect to incur additional losses in the future, and we may never achieve revenue sufficient to offset our expenses. Over the next couple of years, we expect to continue to devote substantially all of our resources to increase adoption of and reimbursement for our Afirma, Percepta and Envisia classifiers and Prosigna test, and the development of additional tests. We may never achieve or sustain profitability, and our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

The outbreak of COVID-19 has had an adverse effect on our business, results of operations and financial condition.

COVID-19 has caused significant volatility in financial markets and has raised the prospect of an extended global recession. Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions and quarantines, have contributed to a general slowdown in the global economy, adversely impacted patients, physicians, customers, suppliers, third-party contract manufacturers, and collaboration partners, and disrupted our operations. Changes in our operations in response to COVID-19 or employee illnesses resulting from the pandemic may result in inefficiencies or delays, including in sales and product development efforts and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession planning, employees working remotely or teleconferencing technologies. The cumulative incidence rate of COVID-19 cases in the United States reported to the CDC increased from 0.2 million at March 31, 2020, to 2.6 million at June 30, 2020 and to 7.2 million at September 30, 2020. During the second half of March 2020, we experienced a significant decline in the volume of samples received.  Our monthly reported genomic volumes reached a year-to-date low point in April 2020. Following the April 2020 low point, sequential monthly total reported genomic volume increased in both May and June 2020.  As a result of the impact on our volumes, we reported a significant decline in sequential and year-over-year revenue for the quarter ended June 30, 2020.  For the quarter ended September 30, 2020, our total reported genomic volume, relative to the prior year quarter, increased 3% from 9,941 to 10,242, principally from an increase in reported genomic volume for both our Afirma GSC and Envisia Genomic Classifier tests, offset by a decline in our Percepta GSC. As of October 13, 2020, the cumulative incidence rate of COVID-19 cases in the United States is approximately 7.8 million and currently there is no commercially available vaccine. We expect federal, state and local agencies to continue to take steps to combat the virus and to reduce the incidence of new cases.  We believe these actions negatively impact our volumes and revenue and limit our ability to reliably forecast our test volumes or levels of revenue.

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

•

Interruptions in manufacturing (including the sourcing of reagents or supplies) and shipment of our products. According to Johns Hopkins Coronavirus Resource Center, daily COVID-19 test volume has increased from less than approximately 0.2 million tests per day in April 2020 to between 0.8 million and 1.0 million tests per day in the first half of October 2020.  We believe the rapid increase in daily testing volumes is consuming reagents and supplies otherwise available to genomic testing companies like ours across the United States. In October, we experienced supply chain disruptions in the supply of plastic materials used in the processing of samples. When not limited by the expiration date of products and when we feel it reasonable and feasible to do so, we are taking steps to increase our level of stock reserves, to develop alternative sources of supply and to implement procedures to mitigate the impact on our supply chain or our ability to process samples in our laboratories.  Though we are in regular contact with our key suppliers, we do not have, nor expect to have, the necessary insight into our vendors’ supply chain issues that we may need to know to effectively mitigate the impact to our business. Though we attempt to mitigate the impact to our business, these interruptions in manufacturing (including the sourcing of reagents or supplies) may negatively impact our test volumes or levels of revenue.

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

Revenue for tests performed on patients covered by Medicare and UnitedHealthcare Group was 24% and 11%, respectively, of our revenue for the nine months ended September 30, 2020, compared with 24% and 11%, respectively, for the nine months ended September 30, 2019. The percentage of our revenue derived from significant payers is expected to fluctuate from period to period as our revenue fluctuates, as additional payers provide reimbursement for our tests or if one or more payers were to stop reimbursing for our tests or change their reimbursed amounts. Effective January 2012, Palmetto GBA, the regional Medicare Administrative Contractor, or MAC, that handled claims processing for Medicare services over our jurisdiction at that time, issued coverage and payment determinations for our Afirma Classifiers now covered by Noridian Healthcare Solutions, the current MAC for our jurisdiction, through the Molecular Diagnostics Services Program, or MolDX program, administered by Palmetto GBA, under a Local Coverage Determination, or LCD.

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

As a result of the transition from Afirma GEC to Afirma GSC, a new CPT Category I code (81XX2) was established for the Afirma classifier, effective January 1, 2021. This code is currently going through the national payment determination process for Medicare. Although CMS has proposed to price 81XX2 at the same rate of $3,600 as 81545, there can be no assurance that CMS will not finalize a lower payment rate for the new code. New CPT Proprietary Laboratory Analyses (PLA) codes have also been established for Afirma Xpresion Atlas (0204U) and Afirma MTC (0208U), effective October 1, 2020. CMS has proposed to price 0204U at the same rate of $2,919.60 as CPT 81455. CMS has proposed to price 0208U at the same rate of $3,600 as CPT 81545.  There is likewise no assurance that CMS will not finalize a lower payment rate for these codes. The new payment rates for 81XX2, 0204U, and 0208U will take effect January 1, 2021.

After 81XX2 is priced, we expect the volume-weighted median of private payer rates for final payments made from January through June 2019 under 81545 to be reported in January through March 2022 under 81XX2. We expect the weighted median of these rates to set the payment rate for the Afirma classifier (under 81XX2) from January 1, 2023 through December 31, 2025. There can be no assurance that the Afirma or Prosigna rates (or the rates for Afirma Xpresion Atlas or Afirma MTC) will not decrease during this or a subsequent reporting cycle under PAMA.

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

We currently submit claims to Medicare for Envisia using an unlisted code under the MolDX program. A specific CPT code (81XX1) was assigned to Envisia, effective January 1, 2021. We applied for New Advanced Diagnostic Laboratory Test (ADLT) designation for Envisia, and the test was approved as a New ADLT on September 17, 2020. Effective October 1, 2020 through June 30, 2021, the Medicare payment rate for Envisia will be set at $5,500, the “actual list charge” for the test. Veracyte will report private payer rates for Envisia from March 1, 2021 through March 31, 2021, reflecting final payments between October 1, 2020 and February 28, 2021. The volume-weighted median of these reported rates will set the payment rate for Envisia from July 1, 2021 through December 31, 2022, after which Envisia will be priced based on private payer rates collected and reported annually. Insofar as the actual list charge of $5,500 substantially exceeds the reported private payer rates (by more than 30%), CMS will have the ability to recoup excess payments (above 130% of the reported private payer rate) made during the initial nine-month payment period. There can also be no assurance that the Medicare payment rate for Envisia will not be reduced when it is set based on the volume-weighted medians of private payer rates when we are required to report private payer rates for Envisia under PAMA, or that CMS will not recoup amounts paid for Envisia based on the difference between the actual list charge and the volume-weighted median of private payer rates reported by Veracyte.

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

We rely on sole suppliers for critical supply of reagents, equipment, chips and other materials that we use to perform our tests and for the manufacture of the nCounter systems for diagnostic use and Prosigna test kits sold to customers. We also purchase components used in our sample collection kits from sole-source suppliers. Some of these items are unique to these suppliers and vendors. In addition, we utilize a sole source to assemble and distribute our sample collection kits. We rely on NanoString for the supply of the nCounter systems for diagnostic use and Prosigna test kits. While we have developed alternate sourcing strategies for these materials and vendors, we cannot be certain whether these strategies will be effective or the alternative sources will be available when we need them. Moreover, the supply of key reagents and testing materials has been severely challenged by the COVID-19 pandemic. In October 2020, we experienced supply chain disruptions in the supply of plastic materials used in the processing of samples, although this has not resulted in delays in our ability to timely return test results. If these suppliers can no longer provide us with the materials we need to perform the tests and for our sample collection kits, if the materials do not meet our quality specifications or are otherwise unusable, if we cannot obtain acceptable substitute materials, or if we elect to change suppliers, an interruption in test processing or system and test kit deliveries could occur, we may not be able to deliver patient reports and we may incur higher one-time switching costs. Any such interruption may significantly affect our future revenue, cause us to incur higher costs, and harm our customer relationships and reputation. In addition, in order to mitigate these risks, we maintain inventories of these supplies at higher levels than would be the case if multiple sources of supplies were available. If our test volume decreases or we switch suppliers, we may hold excess supplies with expiration dates that occur before use which would adversely affect our losses and cash flow position. As we introduce any new test, we may experience supply issues as we ramp test volume. Moreover, the COVID-19 pandemic has disrupted supply chains globally, and could adversely affect our ability to source essential reagents, equipment, chips and other materials in a timely manner or at all.

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

Our Envisia classifier was approved by CMS as a New ADLT on September 17, 2020. The initial payment rate (for a period not to exceed nine months) under PAMA for a new ADLT (an ADLT for which payment has not been made under the CLFS prior to January 1, 2018) will be set at the “actual list charge” for the test as reported by the laboratory. Insofar as the actual list charge substantially exceeds private payer rates (by more than 30%), CMS will have the ability to recoup excess payments made during the initial nine-month payment period.  We can determine whether to seek ADLT status for our tests, but there can be no assurance that our tests will be designated ADLTs or that the payment rates for our tests will not be adversely affected by such designation.

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

In March 2017, a draft bill on the regulation of LDTs, entitled "The Diagnostics Accuracy and Innovation Act", or DAIA, was released for discussion. In December 2018, the sponsors of DAIA released a new version of the legislation called the “Verifying Accurate, Leading-edge IVCT Development Act, or VALID Act. The VALID Act proposes a risk-based approach to regulate LDTs and creates a new in vitro clinical test category, which includes LDTs, and a regulatory structure under the FDA. As proposed, the bill would create a precertification program for lower risk tests not otherwise required to go through premarket review. It would grandfather existing tests but would allow the FDA to subject otherwise grandfathered tests to premarket review under certain conditions. We cannot predict whether this draft bill will become legislation and cannot quantify the effect of this draft bill on our business. The Department of Health and Human Services, or HHS, recently issued a public statement purporting to rescind FDA’s policies regarding the premarket review of LDTs.  According to the HHS statement, FDA will not require premarket review of LDTs unless it first engages in notice-and-comment rulemaking. There is no guarantee, however, that the HHS statement will not be revised, that legislation reforming the federal government’s regulation of LDTs will not be passed, or that LDTs will otherwise continue to be able to operate without first receiving FDA premarket review.

If the FDA were to require us to seek clearance or approval for our existing tests or any of our future products for clinical use, we may not be able to obtain such approvals on a timely basis, or at all. While we believe our Afirma, Percepta and Envisia classifiers would likely qualify for the “grandfathered” tests treatment, there can be no assurance of what the FDA might ultimately require if it issues a rule. If premarket reviews are required, our business could be negatively impacted if we are required to stop selling our products pending their clearance or approval. In addition, the launch of any new products that we develop could be delayed by the implementation of future FDA regulations. The cost of complying with premarket review requirements, including obtaining clinical data, could be significant. In addition, future regulation by the FDA could subject our business to further regulatory risks and costs. Failure to comply with applicable regulatory requirements of the FDA could result in enforcement action, including receiving untitled or warning letters, fines, injunctions, or civil or criminal penalties. Any such enforcement action would have a material adverse effect on our business, financial condition and operations. In addition, our sample collection containers are listed as Class I devices with the FDA. If the FDA were to determine that they are not Class I devices, we would be required to file 510(k) applications and obtain FDA clearance to use the containers, which could be time consuming and expensive.

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

Before we begin to label and market some of our products for use as clinical diagnostics in the United States, unless an exemption applies, we are required to obtain clearance from the FDA by submitting a premarket notification under section 510(k) of the Federal Food, Drug, and Cosmetic Act, or FDC Act, or 510(k), or approval from the FDA by submitting a premarket approval, or PMA. We may also be able to obtain marketing authorization through a De Novo classification process rather than through a PMA if the 510(k) pathway is not available. In September 2013, Prosigna obtained FDA 510(k) clearance as a prognostic indicator for distant recurrence-free survival at ten years in post-menopausal women with Stage I/II lymph node-negative or Stage II lymph node-positive (1-3 positive nodes), hormone receptor-positive breast cancer to be treated with adjuvant endocrine therapy alone, when used in conjunction with other clinicopathological factors after they have undergone surgery in conjunction with locoregional treatment and consistent with the standard of care.

In August 2014, the FDA issued a final guidance document titled In Vitro Companion Diagnostic Devices. In the guidance, the FDA defined an IVD companion diagnostic device as an in vitro diagnostic device that provides information that is essential for the safe and effective use of a corresponding therapeutic product. The use of an IVD companion diagnostic device with a therapeutic product is stipulated in the instructions for use in the labeling of both the diagnostic device and the corresponding therapeutic product, including the labeling of any generic equivalents of the therapeutic product. The FDA stated that an IVD companion diagnostic should be submitted for review and approved or cleared through an appropriate device submission contemporaneously with the review and approval of the therapeutic product to facilitate concurrent review. The FDA guidance also stated that while there may be cases when a companion diagnostic could come to market through the 510(k) pathway, the FDA expects that most companion diagnostics will be Class III devices. Class III devices generally require the approval of a PMA before they can be marketed. An IVD diagnostic device that is not a companion diagnostic device because it is not essential for the safe and effective use of a corresponding therapeutic product, may still be beneficial for use with a therapeutic product but may not be identified in the labeling of the therapeutic product. It is possible that revenue from a cleared or approved beneficial or complementary IVD diagnostic device may be less than revenue from a cleared or approved IVD companion diagnostic device.

In July 2016, the FDA issued guidance pertaining to the co-development of companion diagnostic tests with a therapeutic product. The FDA explained that while it supports contemporaneous marketing authorizations, if there are any deficiencies in the submissions, the FDA may place a PMA review of a companion diagnostic on hold or request additional testing, which could potentially delay the approval of the corresponding new drug application or the marketing authorization of the companion diagnostic or otherwise complicate the review process.  The FDA issued another draft guidance in December 2018 specific to oncology companion diagnostic tests, which it finalized in April 2020.  The guidance explained that some oncology companion diagnostic tests can be developed in a way that results in labeling for a specific group of oncology therapeutic products, rather than a single therapeutic product. However, there is no assurance that we would be able to obtain clearance or approval for any of our diagnostic devices in development as a companion diagnostic device or that any such clearance or approval will occur without significant delay.

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

The FDA cleared the Prosigna test for marketing in the United States; Prosigna also has a CE mark which permits us to market the test in the European Union; and Prosigna received marketing authorizations in selected other jurisdictions. We intend to seek regulatory authorizations for Prosigna in other jurisdictions and, potentially, for other indications.

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

Other regulatory bodies may also issue guidelines and regulations that could impact the development of our products, including companion diagnostic tests. For example, the European Medicines Agency, a European Union agency which is responsible for the scientific evaluation of medicines used in the European Union, recently launched an initiative to determine guidelines for the use of genomic biomarkers in the development and lifecycle of drugs. On April 5, 2017, the European Union Parliament passed Regulation (EU) 2017/746, referred to as the IVD Device Regulation, or IVDR, which increases the regulatory requirements applicable to in vitro diagnostics in the EU and would require that we re-classify and obtain approval, registration, or clearance for our existing CE-marked IVD products within a five-year grace period (by May 25, 2022).

We may also be subject to additional FDA or global regulatory authority post-marketing obligations or requirements by the FDA or global regulatory authority to change our current product classifications which would impose additional regulatory obligations on us. The promotional claims we can make for Prosigna are limited to the indications for use in the United States as cleared by the FDA or outside the United States as authorized by the applicable regulatory authority. If we are not able to maintain regulatory compliance, we may not be permitted to market our medical device products and/or may be subject to enforcement actions by the FDA or other governmental authorities such as the issuance of warning or untitled letters, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution. In addition, we may be subject to similar regulatory regimes of foreign jurisdictions as we continue to commercialize our products in new markets outside of the United States and Europe. Adverse Notified Body, EU Competent Authority or FDA or global regulatory authority action in any of these areas could significantly increase our expenses and limit our revenue and profitability.

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

In addition, our research and development programs and commercial laboratory operations depend on our ability to attract and retain highly skilled scientists. We may not be able to attract or retain qualified scientists and technicians in the future due to the intense competition for qualified personnel among life science businesses, particularly in the San Francisco Bay Area. Our success in the development and commercialization of advanced diagnostics requires a significant medical and clinical staff to conduct studies and educate physicians and payers on the merits of our tests in order to achieve adoption and reimbursement. We are in a highly competitive industry to attract and retain this talent. Additionally, our success depends on our ability to attract and retain qualified sales-people. We recently significantly expanded our sales force as we invest in our multi-product sales strategy, which includes assignment of a single contact to successfully develop and implement relationships with our customers. There can be no assurance that we will be successful in maintaining and growing our business. Additionally, as we increase our sales channels for new tests we commercialize, including the Percepta and Envisia tests, or acquire, such as Prosigna, we may have difficulties recruiting and training additional sales personnel or retaining qualified salespeople, which could cause a delay or decline in the rate of adoption of our tests. As a public company located in the San Francisco Bay Area, we also face intense competition for highly skilled finance and accounting personnel. If we are unable to attract and retain finance and accounting personnel experienced in public company financial reporting, we risk being unable to close our books and file our public documents on a timely basis. Finally, our business requires specialized capabilities in reimbursement, billing, and other areas and there may be a shortage of qualified individuals. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to support our research and development, clinical laboratory, sales and reimbursement, billing and finance efforts. All of our employees are at will, which means that either we or the employee may terminate their employment at any time. We do not carry key man insurance for any of our employees.

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

We apply for and in-license patents covering our products and technologies and uses thereof, as we deem appropriate, however we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. Our issued patents expire between 2021 and 2038 and are related to methods used in thyroid diagnostics, lung diagnostics, breast cancer diagnostics, and the nCounter analysis platform.

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

We have not registered certain of our trademarks in all of our potential geographic markets. If we apply to register these trademarks, our applications may not be allowed for registration in a timely fashion or at all, and our registered trademarks may not be maintained or enforced. In addition, opposition or cancellation proceedings may be filed against our trademark applications and registrations, and our trademarks may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would. If some other business in one of these markets already owns a trademark that is confusingly similar to one of our trademarks, we may be prohibited from entering that market under our trademark unless we re-brand our product in that location. Similarly, if we develop a new product line, there is no guaranty that one of our existing trademarks will be available as the brand for that new product line.  Under those circumstances, we may incur the cost of developing a new trademark for this new product line.

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

As we move into new markets and applications for our products, incumbent participants in such markets may assert their patents and other proprietary rights against us as a means of slowing our entry into such markets or as a means to extract substantial license and royalty payments from us. Our competitors and others may now and, in the future, have significantly larger and more mature patent portfolios than we currently have. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may provide little or no deterrence or protection. Therefore, our commercial success may depend in part on our non-infringement of the patents or proprietary rights of third parties. Numerous significant intellectual property issues have been litigated, and will likely continue to be litigated, between existing and new participants in our existing and targeted markets and competitors may assert that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into or growth in those markets. Third parties may assert that we are employing their proprietary technology without authorization. In addition, our competitors and others may have patents or may in the future obtain patents and claim that making, having made, using, selling, offering to sell or importing our products infringes these patents. We could incur substantial costs and divert the attention of our management and technical personnel in defending against any of these claims. Parties making claims against us may be able to obtain injunctive or other relief, which could block our ability to develop, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and ongoing royalties, and obtain one or more licenses from third parties, or be prohibited from selling certain products. We may not be able to obtain these licenses on acceptable terms, if at all. We could incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our financial results. In addition, we could encounter delays in product introductions while we attempt to develop alternative methods or products to avoid infringing third-party patents or proprietary rights. Defense of any lawsuit or failure to obtain any of these licenses could prevent us from commercializing products, and the prohibition of sale of any of our products could materially affect our business and our ability to gain market acceptance for our products. With respect to trademarks, infringement litigation or threats of infringement litigation may require us to re-brand our product in order to enter into the new mark.

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

ITEM 6.  EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1#	Form of stock option award agreement					X
10.2#	Form of stock unit award agreement					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)					X

#	Indicates compensatory plan or arrangement.
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

Date: November 2, 2020

VERACYTE, INC.

By:	/s/ KEITH KENNEDY
Keith Kennedy Chief Financial Officer Principal Financial Officer