Form 10-K
period 2020-12-31
VERACYTE, INC.
filed 2021-02-22
CIK 1384101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020 or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2020, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $1.3 billion, based on the closing price of the common stock as reported on the Nasdaq Global Market for that date.

The number of shares of the registrant's Common Stock outstanding as of February 19, 2021 was 67,001,496.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2021 Annual Meeting of Stockholders to be held on or about June 7, 2021 are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

PART I

ITEM 1.    BUSINESS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "expects," "anticipates," "intends," "estimates," "plans," "believes," "continuing," "ongoing," and similar expressions are intended to identify forward-looking statements. These are statements that relate to future events and include, but are not limited to, the factors that may impact our financial results; our expectations regarding revenue; our expectations with respect to our future research and development, general and administrative and selling and marketing expenses and our anticipated uses of our funds; our beliefs with respect to the optimization of our processes for the analysis of ribonucleic acid, or RNA, samples; our ability to manage the ongoing COVID-19 pandemic and its related economic effects; our integration of the assets acquired from NanoString Technologies, Inc.; our ability to adapt select tests to be performed on the nCounter Analysis System for international distribution of our tests; our collaboration with Johnson & Johnson Services, Inc., or Johnson & Johnson; our ability to successfully execute and integrate additional products, technologies and personnel through acquisitions and collaborations in the future; our estimates of target U.S. and international market size for our pipeline products; our ability to commercially introduce four products in 2021; our belief in the importance of maintaining libraries of clinical evidence; our expectations regarding capital expenditures; our anticipated cash needs and our estimates regarding our capital requirements; the timing and success of our transition to a single platform for all of our classifiers and tests; our ability to obtain Medicare coverage for our tests; our need for additional financing; potential future sources of cash; our business strategy and our ability to execute our strategy; our ability to achieve and maintain reimbursement from third-party payers at acceptable levels and our expectations regarding the timing of reimbursement; the estimated size of the global markets for our tests; the estimated number of patients who receive uncertain diagnoses who are candidates for our test; the attributes and potential benefits of our tests and any future tests we may develop to patients, physicians and payers; the factors we believe drive demand for and reimbursement of our tests; our ability to sustain or increase demand for our tests; our intent to expand into other clinical areas; our ability to develop new tests, and the timeframes for development or commercialization; our ability to get our data and clinical studies accepted in peer-reviewed publications; our dependence on and the terms of our strategic relationships, and the success of those relationships; our beliefs regarding our laboratory capacity; the applicability of clinical results to actual outcomes; our expectations regarding our international expansion; the occurrence, timing, outcome or success of clinical trials or studies; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive position; our compliance with federal, state and international regulations; the potential impact of regulation of our tests by the Food and Drug Administration, or FDA, or other regulatory bodies; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business; the impact of seasonal fluctuations and economic conditions on our business; our belief that we have taken reasonable steps to protect our intellectual property; our belief that our intellectual property will develop and maintain our competitive position; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; and anticipated trends and challenges in our business and the markets in which we operate. We caution you that the foregoing list does not contain all of the forward-looking statements made in this report.

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

General

We are a global genomic diagnostics company that improves patient care by answering important clinical questions to inform diagnosis and treatment decisions throughout the patient journey in cancer and other diseases. Our growing menu of tests leverages advances in genomic science and machine learning technology to change care for patients, enabling them to avoid risky, costly procedures and reduce time to appropriate treatment. In addition to making our genomic tests available in the United States through our central laboratory, our exclusive license to the nCounter® Analysis System, which we believe to be a best-in-class diagnostics platform, positions us to deliver our tests to patients worldwide through laboratories and hospitals that can perform the tests locally. We estimate that our current and near-term pipeline products address an estimated $10 billion global market and that our longer-term pipeline products will enable us to address an estimated $50 billion global market.

We design our tests to answer critical questions in the diagnosis, prognosis and treatment of cancer and other diseases and improve patient outcomes. We deliver clinical and economic utility to patients, physicians and payers, thereby helping to eliminate unnecessary costs burdening the healthcare system. We position our tests to integrate seamlessly into the way physicians currently evaluate patients in order to facilitate adoption.

We develop our genomic tests using advanced scientific methods, such as RNA whole-transcriptome sequencing and machine learning, and then optimize the assays and classifiers for the platform on which the test will be performed. Historically, we have utilized RNA sequencing methods performed in our CLIA laboratory in South San Francisco, California. Beginning in 2021, we expect to adapt select tests to be performed on the nCounter Analysis System for their international distribution.

We believe our powerful scientific platform provides multiple vectors to create value for patients, providers and payers, as well as stockholders, and to help advance precision medicine:

•Unique Biorepositories - When we develop new tests, we build extensive, robust biorepositories of patient-consented samples and well-curated clinical, radiological, outcome and other information from Institutional Review Board-approved clinical trials to inform our discovery and validation efforts. Our biorepositories are designed to encompass the broad spectrum of disease that our tests may encounter when used in clinical practice, as well as the wide range of conditions associated with patients who are suspected of having a particular disease. We extract extensive genomic information from these patient samples using our RNA whole-transcriptome sequencing platform.

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

•High-Performing Commercial Genomic Tests - With the exception of Prosigna, which competes with a first-to-market test in a highly competitive environment, our genomic tests generally serve large, untapped markets where they are changing the diagnostic and treatment paradigm for patients. The majority of our genomic testing business stems from our Clinical Laboratory Improvement Amendments of 1988, or CLIA, certified laboratory serving the United States market. We believe the nCounter Analysis System affords us the opportunity to adapt our test menu for multiple markets globally, providing flexibility for a global distributed testing model and increased efficiency in our United States-based CLIA lab. Our RNA sequencing platform enables us to offer testing from our CLIA lab for a broad range of gene alterations, which can inform treatment decisions at the time of diagnosis.

We currently offer commercialized genomic tests in four clinical indications that we believe are changing disease diagnosis and patient care. All of our commercial tests are available in the United States and one is available internationally. These include the Afirma® Genomic Sequencing Classifier, or GSC, and the Afirma Xpression Atlas, or XA, designed to improve diagnosis of and inform treatment decisions, respectively, for thyroid cancer; the Percepta® GSC for lung cancer; the Envisia® Genomic Classifier for interstitial lung disease, or ILD, including idiopathic pulmonary fibrosis, or IPF; and the Prosigna Breast Cancer Assay for assessing risk of breast cancer distant recurrence. The Prosigna test is available for use on the nCounter Analysis System internationally and in the United States. Our investigational LymphMark lymphoma subtyping is also intended for use on the nCounter Analysis System and is expected to launch in 2021.

We expect to continue expanding our offerings in thyroid cancer, lung cancer, ILD/IPF, breast cancer and lymphoma, as well as other indications that we believe will benefit from our technology and approach. Our product development pipelines address what we believe to be an over $50 billion annual market opportunity in early detection, diagnosis, staging/prognosis, therapy selection/surgery and disease monitoring across the aforementioned indications. We plan to commercially introduce four products in 2021: Our nasal swab test for early lung cancer detection and our Percepta Genomic Atlas, which, together with the Percepta GSC, form a comprehensive lung cancer portfolio that we believe may improve lung cancer diagnosis and treatment decisions; our Envisia classifier on the nCounter Analysis System for expansion into global markets; and our LymphMark lymphoma subtyping test.

We believe our ability to leverage RNA whole-transcriptome sequencing data in large biorepositories of patient-consented samples in oncology and other indications, our strong commercial position in major clinical indications and our global reach, present partnership opportunities for biopharmaceutical companies to enhance their research and development capabilities and for other genomic diagnostics companies to introduce their non-competitive tests to global markets on the nCounter Analysis System.

We have formed several biopharmaceutical partnerships, each focused on our current indications to derive value out of our current business or advance future business. Our collaboration with the Lung Cancer Initiative at Johnson & Johnson, which began in December 2018, has helped advance our pipeline, including the launch in 2019 of our Percepta GSC on our RNA whole-transcriptome sequencing platform and development of the first non-invasive nasal swab test designed for early lung cancer detection. We have recently expanded our program with Johnson & Johnson to potentially develop future tests designed to detect lung disease before cancer develops. We also collaborate with Acerta Pharma, the hematology research and development arm of AstraZeneca, to provide genomic information that will support its development of oncology therapeutics in lymphoma, for which we are developing our LymphMark test. We have also announced programs in thyroid cancer – with Loxo Oncology (now a wholly-owned subsidiary of Eli Lilly and Company) as well as with Bayer AG, or Bayer – that center on our Afirma XA to advance precision medicine based on the test’s comprehensive genomic profiling capabilities.

During 2020, we also entered into our first two diagnostic company partnerships with CareDx in transplantation and MAVIDx in COVID-19 and other infectious diseases. These collaborations may lead to revenue sources in the future.

The published evidence supporting our tests demonstrates the robustness of our science and clinical studies, which we believe is key to driving adoption and reimbursement. Patients and physicians can access a more comprehensive list of publications on our website. Over 50 clinical studies covering our products have been published, including three landmark clinical validation papers published in The New England Journal of Medicine for the Afirma and Percepta classifiers, respectively, and in The Lancet Respiratory Medicine for the Envisia classifier. We continue to build upon our extensive library of clinical evidence.

We believe our focus on developing clinically useful tests that change patient care is enabling us to set new standards in genomic test reimbursement. Our genomic classifiers in thyroid cancer, lung cancer and ILD/IPF, as well as the Prosigna breast cancer assay, are covered by Medicare. Our Afirma classifier, for use in thyroid cancer diagnosis, is now covered by every major health plan in the United States, which collectively insure more than 275 million people. We are contracted as an in-network service provider to health plans representing over 225 million people in the United States. We believe that our in-network status with private payers will help facilitate private insurer reimbursement for our Percepta and Envisia classifiers. The Prosigna test is covered by leading private payers in the United States and is widely reimbursed by government and private payers in the countries where it is available.

Patients access our tests through their physician. Our Afirma, Percepta and Envisia tests are used as part of the diagnostic process and genomic testing services are performed in our CLIA laboratory located in San Francisco, California, and marketed as laboratory developed tests. We perform slide preparation and staining for cytopathology on fine needle aspiration samples, for use with Afirma testing, in our reference laboratory in Austin, Texas. The Prosigna test is a FDA-cleared in vitro diagnostic test that is performed on the nCounter Analysis System in laboratories worldwide, as well as in the United States.

Recent Developments

Acquisition of Decipher

On February 2, 2021, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Decipher Biosciences, Inc., or Decipher. Decipher is a commercial-stage precision oncology company, with a focus in urologic oncology specific to prostate and bladder cancers, and has a kidney cancer test in development. Through the planned acquisition, we expect to expand our presence into seven of the ten most common cancers in the United States, accelerating our expected revenue growth.

Under terms of the Merger Agreement, Decipher will become our wholly owned subsidiary. At the effective time of the Merger, or the Closing, we will pay $600 million in cash to Decipher security holders, subject to customary purchase price adjustments for cash, unpaid indebtedness, unpaid transaction expenses and the aggregate exercise prices of all Decipher options.

The Merger Agreement contains customary representations, warranties, covenants and agreements of Decipher and us. The Closing is anticipated to occur by April 2021 and is subject to customary closing conditions, including approval by the Decipher stockholders and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Merger Agreement also provides customary termination rights to each of the parties.

Public Offering of Common Stock

On February 9, 2021, we issued and sold 8,547,297 shares of common stock in a registered public offering, including 1,114,864 shares issued and sold upon the underwriters' exercise in full of their option to purchase additional shares, at a price to the public of $74.00 per share. Our net proceeds from the offering were $593.8 million, after deducting underwriting commissions and offering expenses of $38.7 million.

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

Fourth Quarter and Full-Year 2020 Financial Results

For the three months ended December 31, 2020, compared to the prior year:

•Total Revenue was $34.5 million, an increase of 16%;
•Gross Margin was 68%, an increase of 2 percentage points;
•Operating Expenses, Excluding Cost of Revenue, were $31.4 million, an increase of 13%;
•Net Loss and Comprehensive Loss was $8.0 million, compared to $7.5 million;
•Basic and Diluted Net Loss Per Common Share was $0.14, versus $0.15;
•Net Cash Provided by Operating Activities was $2.3 million, compared to $1.8 million; and
•Cash and Cash Equivalents were $349.4 million at December 31, 2020.

For the year ended December 31, 2020, compared to the prior year:

•Total Revenue was $117.5 million, a decrease of 2%;
•Gross Margin was 65%, a decrease of 5 percentage points;
•Operating Expenses, Excluding Cost of Revenue, were $111.4 million, an increase of 13%;
•Net Loss and Comprehensive Loss was $34.9 million, compared to $12.6 million;
•Basic and Diluted Net Loss Per Common Share was $0.66, versus $0.27; and
•Net Cash Used in Operating Activities was $9.7 million, compared to $3.2 million.

2020 Full-Year and Recent Business Highlights

Commercial Growth

•Grew revenue to $34.5 million in the fourth quarter, an increase of 16% compared to the same period in 2019.
•Product revenue grew to $9.8 million for 2020.
•Achieved genomic testing and product volume of 13,130 tests in the fourth quarter, a 14% increase compared to the fourth quarter of 2019.
•Received new Medicare reimbursement rate of $5,500 for the Envisia Genomic Classifier, which went into effect on October 1, 2020, following the test’s designation by the Centers for Medicare & Medicaid Services as an Advanced Diagnostic Laboratory Test, or ADLT.
•Received reimbursement approval from the German government for the Prosigna® Breast Cancer Gene Signature Assay, making the test accessible for all breast cancer patients in Germany with HR+/HER2- early-stage breast cancer.

Evidence Development

•Published ten studies in leading peer-reviewed journals supporting our genomic tests in four disease areas (lung cancer, breast cancer, thyroid cancer and interstitial lung diseases, including idiopathic pulmonary fibrosis).
•Launched the PROCURE study, led by an independent scientific committee of breast cancer experts and including input from 180 clinicians throughout Europe, to help achieve consensus on the evidence supporting the most frequently used breast cancer genomic tests, including Prosigna.

Pipeline Advancement/Collaborations

•Unveiled new preliminary performance data at an R&D Day event for our noninvasive nasal swab test for early lung cancer detection and our Percepta Genomic Atlas for informing treatment decisions at the time of lung cancer diagnosis.
•Expanded our strategic collaboration with the Lung Cancer Initiative at Johnson & Johnson to include a focus on the NOBLE trial. The 9,000-patient, prospective, multicenter clinical study is designed to distinguish genomic and other differences in lung cancer development, which may fuel Veracyte’s development of future tests.

Decipher Acquisition

•Announced we have entered into an agreement to acquire Decipher Biosciences, a commercial-stage precision oncology company focused on urologic cancers, further solidifying Veracyte’s global leadership in the genomic cancer diagnostics market while accelerating revenue growth.

•Under terms of the acquisition agreement and following Veracyte’s exercise of an option to substitute cash for the entire stock portion of the consideration, the company will pay Decipher security holders $600 million in cash, subject to customary purchase price adjustments.
•The acquisition is expected to close on or before April 1, 2021, subject to regulatory approval and the satisfaction of other customary conditions.

Financing

•Issued and sold 8,547,297 shares of common stock, including 1,114,864 shares sold upon full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $74.00 per share. The net proceeds to Veracyte from the offering were approximately $593.8 million.
•Veracyte intends to use a portion of the net proceeds from the offering, together with its existing cash and cash equivalents, to finance its acquisition of Decipher and intends to use the remaining net proceeds of the offering for working capital and other general corporate purposes, including to acquire or invest in complementary businesses, technologies or other assets.

Impact of COVID-19

In December 2019, a strain of coronavirus was reported in Wuhan, China, and began to spread globally, including to the United States and Europe, in the following months. The World Health Organization has declared COVID-19 to be a pandemic and a public health emergency of international concern. The full impact of the COVID-19 outbreak is inherently uncertain at the time of this report. The COVID-19 outbreak has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets. As COVID-19 has spread, it has significantly impacted the health and economic environment around the world and many governments have closed most public establishments, including restaurants, workplaces and schools. Our customers, third-party contract manufacturers, suppliers and collaboration partners have been affected by the closure of hospitals, doctors' offices, manufacturing sites, or country borders, among other measures being put in place around the world. In April 2020, we announced certain cost-cutting measures in response to the pandemic, including cuts to executive and board of directors compensation, and employee furloughs. Although certain of these measures were later reversed, certain of our employees continue to work remotely. Similar measures taken by other companies in the medical industry and otherwise during the shutdown are having, and will continue to have, negative impact on the demand for medical care and diagnostic tests, which affects the frequency with which tests are prescribed, and the ability of doctors and hospitals to administer such tests. Further the inability to travel and conduct face-to-face meetings can also make it more difficult to expand utilization of our products into new geographies and to drive awareness of our products. These circumstances had a significant negative impact on our financial results during 2020.

Our Products

We believe our focus on answering clinical questions that produce actionable results; our comprehensive scientific approach to product development, including our use of RNA whole-transcriptome sequencing; and our development of rigorous clinical evidence to establish our tests’ performance and facilitate their reimbursement play critical roles in our ability to develop diagnostic tests that change clinical care. We currently offer genomic tests in thyroid cancer, lung cancer, IPF and breast cancer:

•Afirma Genomic Sequencing Classifier and Xpression Atlas. Our Afirma offerings include the Afirma GSC and Xpression Atlas. Our offerings are intended to provide physicians with clinically actionable results from a single fine needle aspiration, or FNA, biopsy. The Afirma GSC was developed with RNA whole-transcriptome sequencing and machine learning, and is used to identify patients with benign thyroid nodules among those with indeterminate cytopathology results in order to rule out unnecessary thyroid surgery. The Afirma product is the first of its kind to market, and we believe the market leader. Since Afirma testing became available in 2011, we estimate that we have helped more than 95,000 patients avoid having all or part of their thyroids removed.

The Afirma Xpression Atlas provides physicians with gene alteration content from the same FNA samples that are used in Afirma GSC testing and may help physicians decide with greater confidence on the surgical or therapeutic pathway for their patients. We commercially launched the Afirma XA in 2018 and in April 2020 introduced an expanded test that includes 905 DNA variants and 235 RNA fusion partners in 593 genes that are associated with thyroid cancer.

•Percepta Genomic Sequencing Classifier. The Percepta classifier improves lung cancer diagnosis following an inconclusive bronchoscopy by identifying patients with lung nodules who are at low risk of cancer and may avoid further, invasive procedures and those with a high risk of lung cancer, so they may obtain faster diagnosis and treatment. The test is built upon foundational "field of injury" science - through which genomic changes associated with lung cancer in current and former smokers can be identified with a simple brushing of a person's airway - without the need to sample the often hard-to-reach nodule directly. We commercially introduced the Percepta classifier in 2015, with clinical validation data subsequently published in the New England Journal of Medicine. In June 2019, we launched the next-generation Percepta test, providing expanded lung cancer risk information to further inform treatment decisions. The Percepta classifier is the first product of its kind to be available commercially and the first to obtain Medicare coverage for improved lung cancer diagnosis.

•Envisia Genomic Classifier. The Envisia classifier improves diagnosis and prognosis of interstitial lung diseases, including IPF, by helping physicians identify the genomic pattern of usual interstitial pneumonia, or UIP, without the need for diagnostic surgery. UIP is a hallmark of IPF and of poor prognosis across ILDs and is often difficult to distinguish even with the most advanced imaging technologies. Diagnostic surgery is risky, expensive and may not be viable for some patients. The Envisia test identifies UIP with high accuracy on patient samples that are obtained through transbronchial biopsy, a nonsurgical procedure that is commonly used in lung evaluation. Obtaining an accurate, timely IPF diagnosis is important given the availability of drugs that can slow the progression of this debilitating disease, as well as the need to avoid inappropriate and potentially harmful treatment. Additionally, prognostic information may help physicians determine treatment plans for patients with ILDs, including IPF. The Envisia classifier is the first product of its kind to market. We announced a final Medicare coverage policy for the Envisia classifier in March 2019, which was followed by the online publication of positive clinical validation and clinical utility data in The Lancet Respiratory Medicine in May 2019. Following these milestones, we initiated nationwide expansion for the test.

•Prosigna Breast Cancer Prognostic Gene Signature Assay. The Prosigna test uses advanced genomic technology to inform next steps for patients with early-stage breast cancer, based on the genomic make-up of their disease. The test leverages a collection of 50 genes known as the PAM50 gene signature, and can provide a breast cancer patient and physician with a prognostic score indicating the probability of cancer recurrence during the next ten years. Outside of the United States, it is also utilized to provide cancer subtype classification information.

Physicians can use Prosigna to help guide therapeutic decisions so that patients receive therapeutic interventions, such as chemotherapy, only if clinically warranted. The in vitro diagnostic test is indicated in female breast cancer patients who have undergone surgery in conjunction with locoregional treatment consistent with standard of care, either as:

1.A prognostic indicator for distant recurrence‐free survival at ten years in post‐menopausal women with Hormone Receptor‐Positive (HR+), lymph node‐negative, Stage I or II breast cancer to be treated with adjuvant endocrine therapy alone, when used in conjunction with other clinicopathological factors; or
2.A prognostic indicator for distant recurrence‐free survival at ten years in post‐menopausal women with Hormone Receptor‐Positive (HR+), lymph node‐positive (1‐3 positive nodes), Stage II breast cancer to be treated with adjuvant endocrine therapy alone, when used in conjunction with other clinicopathological factors. The device is not intended for patients with 4 or more positive nodes.

The Prosigna test is cleared by the FDA for marketing in the United States for use on the nCounter Analysis System and is available for use when ordered by a physician. The test is performed on formalin-fixed and paraffin-embedded, or FFPE, tissue. The Prosigna test has been CE-marked, and is available for use by healthcare professionals in the European Union and other countries that recognize the CE mark, as well as in Canada, Israel, Australia, New Zealand and Hong Kong. The test is covered by Medicare and leading private payers in the United States and is widely covered by government and private payers in the countries where it is available.

Our Pipeline

Our product pipeline reflects our strategy of answering clinical questions in our indications across the clinical care continuum. We develop new products using our RNA whole-transcriptome sequencing and machine learning platform and also strategically acquire complementary products through collaborations and acquisitions. In December 2019, we acquired the exclusive global rights to the nCounter Analysis System, positioning us to make our genomic tests available to physicians and patients in global markets through a distributed platform in which customers perform the tests in their local laboratories. This transaction also expands our existing genomic test offerings into new oncology indications of breast cancer and lymphoma. We believe the global market opportunity for our current and future pipeline products is over $50 billion annually. We expect to launch four new products in 2021:

•Nasal Swab Test for Early Lung Cancer Detection - In December 2020, we announced preliminary, cross-validation performance data showing that our noninvasive nasal swab test - the first of its kind - may enable early lung cancer detection and diagnosis. The preliminary findings specifically show that our novel genomic test has the potential to accurately classify lung cancer risk in patients with lung nodules so that these patients may obtain the prompt diagnosis and potential treatment they need or may be monitored noninvasively. These findings support those of a feasibility study whose results were shared at the CHEST Annual Meeting in October 2019. The in-development test uses “field of injury” technology to determine the likelihood that a lung nodule is cancerous by measuring gene expression patterns in cells collected from the nose. We plan to introduce the nasal swab test commercially in the United States in the second half of 2021 and complete the development of the test on the nCounter Analysis System for regulatory submission internationally by the end of 2022.

•Percepta Genomic Atlas – The Percepta Genomic Atlas will enable more patients with lung cancer to receive more-appropriate treatment sooner. The test will provide comprehensive genomic profiling information on small samples of the tumor biopsy used for diagnosis to inform treatment decision-making at the time of diagnosis. Data presented in December 2020 showed that the in-development test accurately detected known gene variants in lung cancer using bronchoscopy samples, including stage I, II and III cancers, with over 95% concordance to a reference next-generation sequencing assay. We plan to introduce the Percepta Genomic Atlas in the second half of 2021.

•Envisia Classifier the nCounter Analysis System – We are adapting our Envisia classifier for use on the nCounter Analysis System so that the test may be offered to physicians and patients in international markets by hospitals and laboratories that will perform the test locally. We expect to introduce the test before the end of 2021.

•LymphMark Lymphoma Subtyping Test - The LymphMark test is in development for use on the nCounter Analysis System as an aid in disease characterization and prognosis to support disease management for patients newly diagnosed with diffuse large B-cell lymphoma, or DLBCL. The LymphMark test utilizes gene-expression profiling of RNA extracted from formalin-fixed paraffin-embedded tissue to classify the “cell of origin” subtype of DLBCL tumors. The World Health Organization recommends gene-expression profiling for patients with DLBCL, given that certain subtypes are associated with poorer clinical outcomes, which may potentially be mitigated by more-specific treatments that are under development.

•Product Extensions - We expect to expand our portfolio of tests across all of our indications – including IPF, breast cancer and lymphoma – to inform treatment decisions at the time of diagnosis, similar to what we have done with the Afirma Xpression Atlas in thyroid cancer and plan with the Percepta Genomic Atlas in lung cancer. Because our diagnostic and prognostic tests are positioned early in the clinical care continuum, we have a unique opportunity to inform downstream decisions without the patient having to undergo further procedures to obtain additional tissue samples.

Additionally, we plan to develop tests further “upstream” in lung cancer to identify patients with precancerous changes that can potentially be treated with preventative therapies. In December 2020, we expanded our collaboration with the Lung Cancer Initiative at Johnson & Johnson to include a large-scale, prospective clinical trial that will inform on feasibility of such future tests.

Platform for Global Expansion

In December 2019, we acquired an exclusive worldwide license to the nCounter Analysis System for in vitro diagnostic use and for the development and commercialization of in vitro diagnostic tests. We expect this instrument platform to enable a broad range of testing through its ability to simultaneously conduct multiplex testing of up to 800 RNA, DNA and protein targets. The nCounter Analysis System is simple to use and requires less than two hours of hands-on time, which is an up to 80 percent reduction compared to sequencing technology, making advanced genomic testing more accessible to patients through laboratories that previously may not have had the resources or expertise to perform such complex testing.

We believe the nCounter Analysis System is a key catalyst that is enabling our transformation into a leading global diagnostics company poised for long-term growth and our planned acquisition of Decipher Biosciences is expected to further position us for further growth.

Biopharmaceutical Collaborations

We believe the powerful clinical and scientific platform we use in the discovery and development of new products also provides multiple opportunities to monetize our assets through collaborations with biopharmaceutical companies. In developing our products, we have built or gained access to unique biorepositories that include extensive clinical cohorts and whole genome RNA sequencing data, which we believe are important to the development of new targeted therapies, determining clinical trial eligibility and guiding treatment selection. Further, we believe our expanded global footprint and move into new clinical areas in oncology, enabled by the nCounter Analysis System, will prove highly attractive to biopharmaceutical companies, which need access to patients worldwide for their targeted therapies.

As of December 31, 2020, we had established biopharmaceutical collaborations with Johnson & Johnson; Acerta Pharma, the hematology research and development arm of AstraZeneca plc; and Loxo Oncology, Inc., or Loxo, a wholly-owned subsidiary of Eli Lilly and Company; and Bayer.

We also collaborate with the Lung Cancer Initiative at Johnson & Johnson to advance the development and commercialization of novel diagnostic tests to detect lung cancer at its earliest stages, when the disease is most treatable. The collaboration with Johnson & Johnson, begun in December 2018, was formed to accelerate two key lung cancer programs for us: the commercialization of our Percepta GSC on our RNA whole-transcriptome sequencing platform, which was achieved in June 2019, and the development of the first noninvasive nasal swab test for early lung cancer detection. We announced preliminary cross-validation data for the in-development nasal swab test in December 2020 and plan to commercially introduce the test in the second half of 2021. Under terms of the agreement, we and Johnson & Johnson have combined clinical study cohorts involving more than 5,000 patients with multiple years of clinical outcome data.

In December 2020 we began an expanded collaboration with the Lung Cancer Initiative at Johnson & Johnson, which will include a focus on the NOBLE trial, a 9,000-patient, prospective, multicenter clinical study. The NOBLE study was launched in July 2020 to identify genomic and other differences in lung cancer development and progression among patients with lung nodules detected by CT imaging. We believe the new study will position us to develop future tests that may benefit broader patient populations, including nonsmokers and those with pre-cancerous changes who are likely to develop lung cancer. Through our expanded collaboration, the Lung Cancer Initiative at Johnson & Johnson is helping to fund the NOBLE trial and will have access to resulting data and the rights to any therapy developed as a results, while we retain all diagnostic rights.

Through our collaboration with Acerta Pharma, which we began in December 2019, we provide genomic information to support the biopharmaceutical company’s development of oncology therapeutics in lymphoma.

In April 2018, we entered into a research collaboration with Loxo, which gave the biopharmaceutical company access to data derived from our Afirma XA platform for use in its development of highly selective medicines for patients with genetically defined cancers, including thyroid cancer. This collaboration, which supported Loxo’s precision medicine therapy development, concluded in February 2021, following FDA approval of the biopharmaceutical company’s RET-focused drug, Retevmo (selpercatinib). In December 2020, we began a program with Bayer to identify specific subsets of thyroid cancer patients who may benefit from biomarker-driven therapies.

Diagnostic Company Collaborations

We believe the nCounter Analysis System creates opportunities for us to enter into collaborations with other diagnostics companies who seek to make their non-competitive advanced genomic tests accessible to physicians and patients in international markets. We believe that expanding the menu of genomic tests available on the nCounter Analysis System will increase adoption of our tests on the platform. In addition, we expect to generate revenue through such partnerships by providing the reagents and kits for any diagnostic tests performed on the nCounter Analysis System. Longer term, we believe that having a comprehensive genomic testing menu on the nCounter Analysis System will position us to place more instruments into hospitals and reference laboratories worldwide.

In May 2020, we entered into a collaboration with CareDx through which CareDx will have exclusive worldwide commercialization rights for solid organ transplant-rejection tests on the nCounter Analysis System. In July 2020, we entered into an agreement for MAVIDx to develop ultra-high throughput genomic testing for SARS-CoV-2, the virus that causes COVID-19, as well as other infectious diseases, including influenza, on the nCounter Analysis System.

Market Opportunity

The majority of our current business is focused on developing and commercializing genomic classifiers that help resolve diagnostic uncertainty. We believe this is a critical healthcare issue that leads to hundreds of thousands of unnecessary surgeries, delayed or potentially harmful treatments and billions of wasted healthcare dollars each year. We also offer genomic tests designed to answer important questions at other points along the care continuum - often from the same patient samples used in diagnosis - to further help improve patient outcomes and the use of healthcare resources. We believe the total addressable market for our current tests - in thyroid cancer, lung cancer, IPF and breast cancer - is over $3 billion in the United States and Europe. We believe the global market opportunity for our current and pipeline products is over $50 billion annually.

Thyroid Market Opportunity for Our Afirma Solution

Each year in the United States, we estimate that more than 565,000 FNA biopsies are performed to assess patients with potentially cancerous thyroid nodules. Cytopathology is performed on each biopsy and we estimate that up to 30 percent of the results are indeterminate (not clearly benign or malignant). Physicians have traditionally recommended thyroid surgery to obtain a more definitive diagnosis. Following surgery, however, 70% to 80% of patients' nodules are diagnosed as benign, meaning the surgery was unnecessary. Such surgery is invasive, costly and often leads to the need for lifelong daily thyroid hormone replacement drugs. The Afirma classifier is included in most leading medical guidelines.

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

We estimate that the total addressable global market for our in-development nasal swab test for earlier lung cancer detection is approximately $5.5 billion. In the United States alone, we estimate that about 750,000 patients with lung nodules found on CT scans – either through screening or incidentally – are referred to a pulmonologist for evaluation. Currently out of the approximately 10 million people in the United States who are eligible for annual lung cancer screening with low-dose CT, only about 1.2 million people are getting screened. We believe the total number of people screened will increase should the United States Preventative Services Task Force’s recommendation to expand eligibility for annual screening be adopted. Additionally, we believe that by informing decision-making around which patients with lung nodules to work up and which to monitor, our nasal swab test may increase referrals to CT screening.

Further, we estimate that the total addressable global market for a genomic test that can identify patients with precancerous changes is approximately $36 billion. This is based on the global rates of smoking and patients at risk for lung cancer who may be eligible for the nasal swab test to identify pre-cancerous changes. We believe this market will continue to grow in the coming years as populations with a history of smoking age into at-risk eligibility for assessment of lung cancer risk.

IPF Market Opportunity for Our Envisia Classifier

Each year in the United States and Europe, up to 220,000 patients are suspected of having an ILD, including IPF, which is among the most common and deadly of these lung-scarring diseases. IPF is notoriously difficult to diagnose, often leading to treatment delays, repeated misdiagnoses, patient distress and added healthcare expense. Physicians routinely use high-resolution computed tomography imaging to identify UIP, the pattern whose presence is essential to IPF diagnosis. This approach, however, frequently provides inconclusive results, leading many patients to require surgery to secure a more definitive diagnosis using surgical histopathology. These surgeries are risky and expensive, and many patients are too frail to undergo the procedure. Of the approximate 250,000 patients evaluated for ILD annually, we estimate that approximately 60%, or 151,000 patients receive an uncertain diagnosis and are candidates for our Envisia test.

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

The Prosigna assay measures RNA expression levels of 50 genes that provide a breast cancer patient and physician with a prognostic score indicating the probability of cancer recurrence over ten years, as well as information on the patient’s breast cancer genetic subtypes which can further inform treatment.

We estimate that the global early stage breast cancer recurrence market is significant, with approximately 375,000 patients potentially eligible for Prosigna annually. This is comprised of approximately 111,000 patients in the United States and 250,000 in the rest of the world. The Prosigna test is clinically validated in studies published in Annals of Oncology and the Journal of Clinical Oncology. The test is recommended in guidelines from the National Comprehensive Cancer Network and the American Society of Clinical Oncology in the United States. Medicare coverage for Prosigna has been in effect since October 2015. Outside of the United States, the test is included in leading medical guidelines, including from the National Institute for Health and Care Excellence in the United Kingdom, which in 2019 recommended use of the test. We estimate that the addressable market for Prosigna is approximately $275 million in the United States and $650 million in global markets.

LymphMark Lymphoma Subtyping Test

DLBCL is a heterogeneous group of cancers that represents the most common and one of the most aggressive forms of Non-Hodgkin Lymphoma. We estimate that there are approximately 95,000 patients diagnosed with DLBCL each year globally, including approximately 25,000 patients in the United States, who would be potential candidates for our test. We estimate that the total addressable market for LymphMark is approximately $350 million globally.

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

Our Prosigna breast cancer prognostic test, acquired in December 2019, similarly utilizes machine learning-based algorithms to provide prognostic information for certain early-stage breast cancer patients. The RNA-based test uses a “PAM50” signature, comprised of 50 genes, to compare the gene expression profile of a patient’s tumor - from a surgically removed sample - with each of four intrinsic tumor subtypes to determine the degree of similarity. The results, in combination with a proliferation score and tumor size, produce an individualized Prosigna risk-of-recurrence score. The Prosigna test was adapted to be performed using the nCounter Analysis System so that it can be performed in local laboratories.

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

Technology

Genomic Testing

Our technology approach for our genomic tests is comprised of a number of key attributes:

•Core Expertise in Broad-based Genomic Analysis. Our team of bioinformatics and computational scientists possess extensive knowledge of both existing computational methods as well as the capacity to develop proprietary methods as needed for algorithm design. We demonstrated our ability to utilize large amounts of genomic data with machine learning algorithms in the development of the original Afirma GEC on microarrays and substantially extended this capability in the development of the Afirma GSC by accessing genomic features through deep RNA sequencing. Our expertise allows us to use a combination of expression analysis as well as mutations and variants to build our sophisticated machine learning algorithms, all on the same platform. Additionally, we believe our technological capabilities enable us to adapt our genomic tests to other platforms, including the nCounter Analysis System for distribution to global markets.

•Platform-Agnostic Approach. We are not reliant on any one technology platform to measure genomic signals; in fact, we may take advantage of a multitude of genomic methodologies to develop future tests. When we developed the Afirma GEC in 2008, microarray technologies were a cost-effective discovery technology compared to other approaches that were nascent at the time. More recently, the rapid cost reductions achieved in next generation sequencing platforms have allowed us to pursue our whole genome approach to biomarker discovery using a range of genomic features obtained through both DNA and RNA sequencing. From this vast array of sequence data, our algorithms select those genomic signals that inform on the disease in question, in the relevant biopsy sample. We continue to evaluate potential opportunities to use new genomic discoveries and technologies to further improve patient care.

•Proprietary Capabilities in Analyzing Small, Heterogeneous Cytology Samples. We have developed proprietary technology, intellectual property and know-how for optimized methods for extraction and analysis of nanogram quantities of RNA from small biopsy samples. Our focus is on redefining clinical truth, using patient samples obtained through less-invasive techniques, thereby increasing access to our technology by a larger patient population. While others can extract RNA from these small biopsies, we believe our process is optimized and scaled for high-throughput clinical testing and large-scale clinical development studies, such as those involving high-density microarrays and next-generation sequencing.

•Precision and Reproducibility. We have in place standard operating procedures governing reagents, materials, instruments and controls and extensive experience from numerous verification studies performed for our tests. We apply the same high-quality control methods that were developed for our reagents and processes, along with our proprietary software for automation, sample tracking, data quality control and statistical analysis, to our development process.

nCounter Analysis System

In December 2019, we acquired an exclusive worldwide license to the nCounter Analysis System for in vitro diagnostic use and for the development and commercialization of in vitro diagnostic tests. Currently, the Prosigna breast cancer assay is the only commercially-available test on the platform.

The nCounter Analysis System can simultaneously analyze RNA, DNA or protein targets, as well as gene mutations, fusions and copy number variations, in up to 800 genes. The system utilizes proprietary chemistry that allows the measurement of subtle changes in the activity of multiple genes from minute amounts of a biological sample, with high sensitivity and precision. This chemistry also obviates the need for amplification or other steps that can be cumbersome and time-consuming or may introduce the possibility of measurement errors. As a result, the nCounter Analysis System enables easy-to-use genomic testing with simple workflow that requires less than two hours of hands-on time - an up to 80 percent reduction compared to sequencing technology - making advanced genomic testing more accessible to patients through laboratories that previously may not have had the resources or expertise to perform such complex testing.

We believe the nCounter Analysis System’s sensitivity and multiplexing capabilities will provide a robust platform for our genomic classifiers, enabling us to offer them in a kit format that can be performed locally in laboratories worldwide where the instrument is installed. Additionally, we believe that we can perform our genomic classifiers on the nCounter Analysis

System in our own CLIA lab, enabling other, smaller-volume labs in the United States to offer our tests without the need to invest in an nCounter Analysis System instrument, while also enabling us to enhance our margins.

We expect to begin offering the Envisia classifier, for use in the diagnosis of ILDs including IPF, to international customers by the end of 2021 as a kit-based test that runs on the nCounter Analysis System. We expect our in-development nasal swab classifier, for use in lung cancer diagnosis, to follow on the nCounter Analysis System in 2022, after the test becomes available in our CLIA lab in the United States in the second half of 2021. The nCounter Analysis System can also run additional tests developed by us, as well as by potential diagnostics or biopharmaceutical partners seeking access to global markets.

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

Our Percepta test is supported by seven published scientific studies, including data published in The New England Journal of Medicine, which demonstrate the test’s accuracy in identifying patients who are at low risk of cancer following inconclusive results from bronchoscopy. These patients may then be monitored with CT scans in lieu of undergoing surgery - a frequent next step at this juncture of the clinical pathway. A clinical utility study published in the CHEST journal showed that use of the test reduced unnecessary surgeries in the target patient population, compared to physicians’ plans prior to Percepta testing.

Our Envisia classifier is supported by clinical data published in seven peer-reviewed journals. These include a prospective clinical validation study published in The Lancet Respiratory Medicine, which showed that the Envisia test achieved high specificity, meaning it would be expected to identify more than two-thirds of patients with usual interstitial pneumonia, or UIP, the hallmark of IPF, while minimizing the number of false positive results. In comparison, data show that high-resolution CT (HRCT) imaging, which is typically used in IPF diagnosis, has a sensitivity of just 43 percent for UIP.

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

Commercial Operations

In January 2021, we formalized a new General Manager-based structure to advance our growing global business, which includes two business approaches and products in multiple clinical indications. Under this structure, we appointed a General Manager, Endocrinology, Breast Cancer and Lymphoma; and a General Manager, Pulmonology. Each role has full global responsibility and accountability for specific indications, including pipeline development, strategy, marketing and sales, reimbursement and field-based medical affairs.

Our sales force consists of approximately 50 sales team members under each General Manager in the United States (thyroid cancer and pulmonology).

We have approximately 15 sales team members, including Country Managers, who promote the Prosigna test globally through laboratory and channel partnerships, in addition to a marketing team in Europe.

To date, nearly all of our revenue has been derived from customers we serve in the United States. Through December 31, 2020, we derived most of our revenue from our Afirma solution, including cytopathology services and the Afirma assays.

In addition to direct sales, industry trade shows or events typically provide us with an opportunity to share important product and research updates and to interact with key opinion leaders who impact our business. With customers less accessible in 2020 due to the COVID-19 pandemic, we seized new opportunities to engage with them digitally. We increased our use of digital technology, which included virtual speaker programs and webinars among customers nationwide, conducting email campaigns, product websites, search engine optimization and other online tactics that brought timely, relevant information to our customers in a more-personalized format. We envision increasingly utilizing digital strategies beyond the pandemic to further strengthen our customer relationships and deepen physician understanding of our tests and their value in the evolving precision medicine landscape.

We also anticipate continuing to have a presence at a number of select industry conferences, which may include the American Society of Clinical Oncology, or ASCO, Annual Meeting; the Annual Scientific and Clinical Congress of the American Association of Clinical Endocrinologists, or AACE, the Annual Meeting of the American Thyroid Association, or ATA, and the Endocrine Society’s Annual Meeting, or ENDO; key pulmonology conferences such as the American Thoracic Society’s International Conference, or ATS, and the American College of Chest Physician’s CHEST Annual Meeting; and, in breast cancer, the annual San Antonio Breast Cancer Symposium.

Prosigna is currently our only product generating revenue in global markets. Commercialization efforts for Prosigna involve securing reimbursement, selling test kits to institutions and medical centers that already own or lease nCounter Analysis Systems, and driving physician demand for the test.

Laboratory Operations

We currently perform all genomic testing in thyroid cancer, lung cancer and IPF in South San Francisco, California. For Afirma testing, we perform slide preparation and staining for cytopathology on FNA samples in Austin, Texas.

We receive samples for testing directly from the following sources:

•FNAs for Afirma Genomic Testing Only. Institutions and other clients, such as laboratories, that perform their own cytopathology may send us FNA samples from indeterminate results to perform Afirma genomic testing. We receive over 70% of our Afirma test volume from this source and it is the fastest-growing segment of our business.

•FNAs for Cytopathology and Reflexed Afirma Genomic Testing. We receive FNA samples from ordering physicians for cytopathology assessment and if results are indeterminate, Afirma genomic testing is to be performed. We partner with Thyroid Cytopathology Partners, or TCP, to perform the cytopathology review.

•Bronchoscopy Samples for Percepta Classifier. Institutions send us samples collected during the bronchoscopy procedure and order genomic testing with the Percepta classifier when bronchoscopy results are inconclusive. These samples are collected using a bronchial airway brushing during a bronchoscopy procedure for lung cancer diagnosis.

•Bronchoscopy Samples for Envisia Classifier. Institutions send us samples to help better differentiate IPFs from other ILDs without the need for surgery. These samples are collected using transbronchial biopsy during a bronchoscopy procedure.

We rely on TCP to provide professional cytopathology diagnoses on thyroid FNA samples pursuant to a pathology services agreement. Our agreement with TCP is effective until October 31, 2022 and thereafter automatically renews every year unless either party provides notice of intent not to renew at least twelve months prior to the end of the then-current term.

Our Prosigna breast cancer test is performed on the nCounter Analysis System in laboratories internationally and in the United States. We believe that our state-of-the-art laboratory space in South San Francisco, California, has sufficient laboratory capacity to accommodate volume growth for our existing and pipeline products, as well as for Prosigna testing on the nCounter Analysis System.

Our Quality Assurance team provides oversight on quality, licensing and regulatory compliance and maintenance for both of our laboratories to ensure data integrity and consistent, validated processes. The team also oversees the quality systems used in research and development, client services, billing operations and sales and marketing.

Reimbursement Strategy

We employ a multi-pronged strategy designed to achieve broad coverage and reimbursement for our tests in the United States and internationally:

•Compile a Growing Library of Peer-reviewed Studies that Demonstrate the Test Is Effective. To date, several peer-reviewed articles and review papers have been published and have helped support our efforts aimed at widespread adoption and reimbursement of our genomic tests. In each disease area we pursue, we intend to conduct studies in order to develop robust library of evidence.

•Meet the Evidence Standards Necessary to Be Consistent with Leading Clinical Guidelines. We believe inclusion in leading clinical practice guidelines plays an important role in payers' coverage decisions. For example, the data published on Afirma to date is consistent with the recommendations of the widely-recognized American Thyroid Association and National Comprehensive Cancer Network clinical practice guidelines.

•Execute an Internal Managed Care and Claims Adjudication Function as Part of Our Core Business Operations. We believe that obtaining adequate and widespread reimbursement is a critical factor in our long-term success. We employ a team of in-house claims processing and reimbursement specialists who work with payers, physician practices and patients to obtain maximum reimbursement.

•Collaborate with Network of Key Opinion Leaders. Key opinion leaders are able to impact clinical practice by publishing research and determining whether new tests should be integrated into practice guidelines. We collaborate with key opinion leaders early in the development process to ensure our clinical studies are designed and executed in a way that clearly demonstrates the benefits of our tests to patients, physicians and payers. Ongoing studies to support real world experience with our tests are also a key component of our efforts to collaborate with physician thought leaders.

•Established Payer Relationships and In-network Contracts. We believe that positive engagement with payers leads to coverage decisions and facilitates our efforts on coverage and contract decisions for subsequent tests.

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

Medicare generally covers molecular diagnostic tests through the MolDX program, administered by the MAC, Palmetto GBA. Medicare has covered our Afirma classifier testing since 2012 and Percepta classifier testing since 2017. We received Medicare coverage for our Envisia classifier testing in 2019. The Prosigna test achieved Medicare coverage in 2015. We estimate that Medicare covers approximately 20% of patients evaluated for thyroid cancer, approximately 50% of patients evaluated for lung cancer and breast cancer, and approximately 70% of patients evaluated for ILD, including IPF.

Since 1984, Medicare has paid for clinical diagnostic laboratory tests, or CDLTs, on the Clinical Laboratory Fee Schedule, or CLFS under section 1833(h) of the Social Security Act, or the SSA. Section 216(a) of the Protecting Access to

Medicare Act of 2014, or PAMA, added section 1834A to the SSA. The statute required extensive revisions to the Medicare CLFS coding, rate setting processes, and laboratory payment reporting for CDLTs, and creates a new subcategory of CDLTs called ADLTs with separate reporting and payment requirements.

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

We submit claims to payers directly for the Afirma GSC, using a unique American Medical Association Current Procedural Terminology, or CPT, code. Effective January 1, 2021, we were issued a new Category I CPT code number (81546) for the Afirma GSC test, which is priced at the same rate as the prior Afirma GEC CPT code (81545). FNA samples are also received for cytopathology, for which we bill both the technical and professional component using established CPT codes. Effective January 1, 2021, we also obtained a Proprietary Laboratory Analysis, or PLA, code for the Afirma Xpression Atlas that was priced by CMS at $2,920, and a PLA code for the Afirma Medullary Thyroid Cancer test, which will be gap-fill priced in 2021 and we expect to have a rate on the Clinical Lab Fee Schedule, or CLFS January 1, 2022. Obtaining a CPT code is not a guarantee that a service will be considered medically necessary and be reimbursed by Medicare or a private payer, but we view obtaining these codes as a step toward further establishing reimbursement for these services.

We bill payers directly for the Percepta classifier using an “unlisted” CPT code until we obtain a specific code for the test. In September 2020, CMS, approved new ADLT status for the Envisia classifier and established a Medicare reimbursement rate of $5,500 for the test. For the six-month period beginning October 1, 2020 and ending March 31, 2021, Veracyte will collect private-payer payment rate data for the test, the median of which will be used by CMS to determine the Medicare pricing, beginning July 1, 2021. During the nine-month period prior to the new pricing, the Envisia classifier will be reimbursed at the $5,500 rate for all Medicare patients. The Envisia classifier has been a covered benefit for Medicare patients since 2019.

Currently, labs in the United States that perform Prosigna testing on their own nCounter Analysis Systems bill payers directly using the CPT code that is specific to the Prosigna test, 81520. We expect that, when we perform Prosigna testing in our own CLIA certified lab that we will bill payers directly for Prosigna testing.

State Medicaid programs typically make their own decisions with respect to coverage for our tests, as do private payers. We rely on a small number of third-party payers for a significant portion of our revenue, the loss of one or more of which would have a negative effect on our business. For the years ended December 31, 2020, 2019, and 2018, respectively, revenue was represented by the indicated percent for each payer:

•Medicare accounted for 24%, 26% and 29% of our revenue; and
•UnitedHealthcare, our largest private payer, accounted for 11%, 11% and 12% of our revenue.

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

Competition

We believe the principal competitive factors in the markets we target with our advanced genomic tests include:

•the ability of the test to answer the appropriate clinical question at the right point in the clinical pathway;
•the quality and strength of clinical validation and utility data;
•confidence in diagnostic results backed by analytical verification data;
•the extent of reimbursement and in-network payer contracts;
•inclusion in practice guidelines;
•cost-effectiveness; and
•local testing near the patient and ease of use.

We believe we compete favorably on the factors described above with our Afirma solution and are positioning ourselves to compete effectively on these factors with our first-to-market Percepta and Envisia classifiers. Another competitive factor that we believe will become increasingly important for advanced genomic tests offered within and outside of the United States is that they be available as distributed kits on an instrument platform with broad functionality to justify the capital expense. We believe our plans to adapt our genomic tests to the nCounter Analysis System, which already can run the Prosigna test, will further enhance our tests’ attractiveness to hospitals and laboratories globally.

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

With the Percepta and Envisia tests, we believe our primary competition will similarly come from traditional methods used by physicians to diagnose the related diseases. For the Percepta test, we expect competition from companies focused on lung cancer such as Biodesix, Inc. and Oncocyte Corporation. We also anticipate facing potential competition from companies offering or developing approaches for assessing malignancy risk in patients with lung nodules using alternative samples such as blood, urine or sputum, including Biodesix, Inc. and Guardant Health, Inc. However, such "liquid biopsies" are currently predominantly used later in the diagnostic paradigm; for example, to inform treatment decisions for cancer or to gauge risk of recurrence or response to treatment.

In the breast cancer diagnostics market, the Prosigna test competes with Exact Sciences Corporation’s Oncotype Dx, a service for gene expression analysis performed in a central laboratory in Redwood City, California. We also face competition from companies such as Agendia, Inc. and bioTheranostics, Inc., which is expected to be acquired by Hologic, Inc., which also offer centralized laboratories that profile gene or protein expression in breast cancer. Outside the United States, we also face regional competition from Myriad Genetics, Inc., and its product EndoPredict test for breast cancer recurrence.

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

New York law also mandates proficiency testing for laboratories licensed under New York state law, regardless of whether such laboratories are located in New York. If a laboratory is out of compliance with New York statutory or regulatory standards, the New York State Department of Health, or NYSDOH, may suspend, limit, revoke or annul the laboratory's New York license, censure the holder of the license or assess civil money penalties. Statutory or regulatory noncompliance may result in a laboratory's operator being found guilty of a misdemeanor under New York law. NYSDOH also must approve the laboratory developed tests before the test is offered in New York; approval has been received for the Afirma GEC and the Percepta classifier. Should we be found out of compliance with New York laboratory standards of practice, we could be subject to such sanctions, which could harm our business. We maintain a current license in good standing with NYSDOH for our South San Francisco and Austin laboratories. We cannot provide assurance that the NYSDOH will at all times find us to be in compliance with applicable laws.

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

The FDC Act sets forth the classifications of medical devices into one of three categories based on the risks associated with the device and prescribes the levels of controls appropriate for each of the three classes to help ensure reasonable assurance of safety and effectiveness. Class I devices are considered to be low risk and are exempt from FDA premarket notification requirements. Class I devices are subject to general regulatory controls. When general controls are considered insufficient to provide reasonable assurance of safety and effectiveness, but there is sufficient information to establish special controls to provide such assurance, FDA will classify the device as a Class II device. For most Class II devices, the FDC Act requires the submission to FDA of a premarket notification, referred to as a “510(k),” which must provide data and information showing that the device is substantially equivalent to a legally marketed device, referred to as a predictive device, with respect to the indications for use and the product’s technological characteristics. If the data and information are sufficient to show that the device is as safe and effective as the predicate device, FDA issues a Substantially Equivalent letter clearing the device for marketing.

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

In our FDA registration, we have listed the containers we provide for collection and transport of Afirma GEC or GSC and Percepta samples from a physician to our clinical reference laboratory as Class I devices in accordance with the classification of regulation for the specimen transport and storage container. We also plan to list our sample collection containers for Envisia samples with the FDA as Class I devices. If the FDA were to determine that our sample collection containers are not Class I devices, we would be required to file 510(k) applications and obtain FDA clearance to manufacture and market the containers, which could be time consuming and expensive.

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

Federal Oversight of Laboratory Developed Tests and Research Use Only Products

Clinical laboratory tests like our proprietary genomic tests are regulated under CLIA, as administered by CMS, as well as by applicable state laws. Clinical laboratory tests that are developed and validated by a laboratory are referred to as laboratory developed tests, or LDTs, by the FDA. Currently, FDA believes these tests meet the definition of a device under the FDC Act; however, the FDA is currently exercising enforcement discretion for LDTs, meaning that FDA is not enforcing the device regulations that FDA has stated apply to clinical laboratories performing a LDT , although FDA may continue to enforce device regulations with respect to reagents, instruments, software or components provided by third parties and used to perform LDTs. We believe that the Afirma, Percepta and Envisia classifiers are LDTs for which FDA is currently exercising its enforcement discretion. In October 2014, the FDA published a draft guidance document proposing a framework for the regulation of LDTs. In November 2016, the FDA announced that it would not finalize guidance and would instead work with the new Administration, Congress and stakeholders on an updated framework. In January 2017, the FDA issued a discussion paper on LDTs in which it synthesized stakeholder feedback and outlined a substantially revised "possible approach" to the oversight of

LDTs, which did not represent a formal position of the FDA, and is not enforceable. In a December 2018 statement, FDA said that there is a need for “a unified approach to the regulation of in vitro clinical tests to protect patient safety, support innovation, and keep pace with the rapidly evolving technology that’s helping us find new treatments for disease,” and listed key principles of an approach it would support. In August 2020, the Department of Health and Human Services, or HHS, announced a new policy purporting to rescind prior FDA guidance documents and other informal issuances regarding premarket review of LDT and determining that FDA must engage in notice-and-comment rulemaking in order to require premarket review of LDTs. It is unclear whether the HHS policy will remain in effect with the change in Administration following the U.S. general election in November 2020; whether this HHS measure will compel the FDA to formalize earlier enforcement discretionary policies and informal guidance documents through notice-and-comment rulemaking and/or impose further restrictions on LDTs; or whether Congress will enact legislation changing the regulation of LDTs.

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

If premarket review, clearance, or approval, is required for the tests that we market as LDTs, our business could be negatively affected until such review is completed and clearance or approval to market is obtained, and the FDA could require that we stop selling our tests pending premarket clearance or approval. If our tests are allowed to remain on the market but there is uncertainty about the legal status of our services, if we are required by the FDA to label them investigational, or if FDA limits the use and corresponding labeling claims, order levels may decline and reimbursement may be adversely affected. The regulatory process may involve, among other things, successfully completing additional clinical studies and submitting to FDA a premarket notification to obtain clearance or submitting a De Novo classification request or PMA to obtain approval to market the device. If clearance or approval is required by the FDA, there can be no assurance that our tests will be cleared or approved on a timely basis, if at all, nor can there be any assurance that approved labeling claims or labeling claims subject to cleared indications for use will be consistent with our current claims or adequate to support continued adoption of and reimbursement for our solutions. Ongoing compliance with FDA regulations would increase the cost of conducting our business, and subject us to heightened requirements of the FDA and penalties for failure to comply with these requirements. We may also decide voluntarily to pursue FDA premarket review of our tests to obtain marketing clearance or approval if we determine that doing so would be appropriate.

Privacy and Fraud and Abuse Compliance

Health Insurance Portability and Accountability Act

Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, HHS has issued regulations to protect the privacy and security of protected health information used or disclosed by health care providers, such as us. HIPAA also regulates standardization of data content, codes and formats used in health care transactions and standardization of identifiers for health plans and providers. In 2009, Congress amended HIPAA through the Health Information Technology for Economic and Clinical Health Act, or HITECH. The implementing regulations of HIPAA, as amended by HITECH, were last modified in 2013 and resulted in significant changes to the privacy, security, breach notification, and enforcement requirements with which we must comply. Among these changes, covered entities are now vicariously liable for violations of HIPAA resulting from acts or omissions of their business associates where the business associate is an agent of the covered entity and was acting within the scope of its agency, regardless of whether the covered entity and business associate entered into a business associate agreement in compliance with HIPAA. Penalties for violations of HIPAA regulations include civil and criminal penalties.

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

We apply for and in-license patents covering our products and technologies and uses thereof, as we deem appropriate, however we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. Our issued patents expire between 2021 and 2038 and are related to methods used in the Afirma thyroid diagnostic platform, lung diagnostics, breast cancer diagnostics, and the nCounter Analysis System.

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

We hold registered trademarks in the United States for "Veracyte," "Afirma," "Percepta," "Envisia," "Prosigna," "Know By Design," the Afirma logo, and the current and former Veracyte logos, and we have common law rights and pending trademark applications for "LymphMark" and “More About You.” We also hold registered trademarks in various jurisdictions outside of the United States.

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

Teams and Culture

Our People. At December 31, 2020, we had 320 employees, of which 59 work in laboratory operations, 35 in research and development and clinical development, 131 in selling and marketing, and 95 in general and administrative, including 55 in billing and client services, 13 in information technology and 13 in finance. None of our employees are the subject of collective bargaining arrangements, and our management considers its relationships with employees to be good.

Diversity, Inclusion, and Belonging. The Company believes in an inclusive workforce, where diverse backgrounds are represented, engaged and empowered to inspire innovative ideas and decisions. In addition to being led by a female founder, Chief Executive Officer and Chairman of the Board, our Chief Scientific Officer and Chief Medical Officer is also female and 58% of our employees are female, including 37% at the Vice President level and above, as of December 31, 2020. In addition, three of our nine Board of Directors are female, including our Chairman of the Board, as of December 31, 2020. Forty-eight percent (48%) of our employees are non-White, including 26% at the Vice President Level and above, as of December 31,

2020. We strive to further advance diversity among our employees and believe that the resulting range of employee ideas, experiences and perspectives strengthens our company.

During the COVID-19 pandemic, we have taken important steps to protect the health and safety of our employees and the broader community. These have included asking employees who were able to work from home to do so in order to protect employees who perform mission-critical work in our facilities; reconfiguring our workspaces and workshift scheduling to enable social distancing; requiring face masks to be worn inside our offices; and other initiatives.

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

Raw Materials and Suppliers

We procure reagents, equipment, and other materials that we use to perform our tests from sole suppliers. We also purchase components used in our collection kits from sole-source suppliers. Some of these items are unique to these suppliers and vendors. In addition, we utilize a sole source to assemble and distribute our sample collection kits. While we have developed alternate sourcing strategies for these materials and vendors, we cannot be certain whether these strategies will be effective or the alternative sources will be available when we need them. If these suppliers can no longer provide us with the materials we need to perform the tests and for our collection kits, if the materials do not meet our quality specifications or are otherwise unusable, if we cannot obtain acceptable substitute materials, if materials become unavailable due to COVID-19 related increases in demand for the materials, or if we elect to change suppliers, an interruption in test processing could occur, we may not be able to deliver patient reports and we may incur higher one-time switching costs. Any such interruption may significantly affect our future revenue, cause us to incur higher costs, and harm our customer relationships and reputation. In addition, in order to mitigate these risks, we maintain inventories of these supplies at higher levels than would be the case if multiple sources of supply were available. If our test volume decreases or we switch suppliers, we may hold excess inventory with expiration dates that occur before use which would adversely affect our losses and cash flow position. As we introduce any new test, we may experience supply issues as we ramp test volume.

Legal Proceedings

From time to time, we may be party to lawsuits in the ordinary course of business. We are currently not a party to any material legal proceedings.

ITEM 1A.    RISK FACTORS

Summary of Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully review the “Risk Factors” section before you invest in shares of our common stock. Listed below are some of the more significant risks relating to an investment in our common stock.

•We have a history of losses, and we expect to incur net losses for the foreseeable future and may never achieve or sustain profitability.
•The outbreak of COVID-19 has had an adverse effect on our business, results of operations and financial condition.
•Our financial results currently depend mainly on sales of our Afirma tests, and we will need to generate sufficient revenue from this and other diagnostic solutions to grow our business.
•If we are unable to grow our Percepta and Envisia sales, our business may suffer.
•We depend on a few payers for a significant portion of our revenue and if one or more significant payers stops providing reimbursement or decreases the amount of reimbursement for our tests, our revenue could decline.
•If payers do not provide reimbursement, rescind or modify their reimbursement policies, delay payments for our tests, recoup past payments, or if we are unable to successfully negotiate additional reimbursement contracts, our commercial success could be compromised.
•We may experience limits on our revenue if physicians decide not to order our tests or if patients decide not to use our tests.
•If we fail to comply with federal and state licensing requirements, we could lose the ability to perform our tests or experience disruptions to our business.
•The pending acquisition of Decipher may present many risks and we may not realize the strategic and financial goals that were contemplated at the time we entered into the Merger Agreement.
•If our general strategy of seeking growth through acquisitions and collaborations is not successful, or if we do not successfully integrate companies or assets that we acquire into our business, our prospects and financial condition will suffer.
•Our future success and international growth depends, in part, on our ability to adapt select tests to be performed on the nCounter Analysis System.
•If we are not successful in advancing our collaborations with Johnson & Johnson and others, or if our general strategy of seeking growth through such collaborations is not successful, our prospects and financial condition will suffer.
•We rely on sole suppliers for some of the reagents, equipment, and other materials used to perform our tests, and we may not be able to find replacements or transition to alternative suppliers.
•We depend on a specialized cytopathology practice to perform the cytopathology component of our Afirma test, and our ability to perform our diagnostic solution would be harmed if we were required to secure a replacement.
•Due to how we recognize revenue, our quarterly operating results are likely to fluctuate.
•We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.
•If we are unable to support demand for our commercial tests, our business could suffer.
•Changes in healthcare policy, including legislation reforming the U.S. healthcare system, may have a material adverse effect on our financial condition and operations.
•Because of Medicare billing rules, we may not receive reimbursement for all tests provided to Medicare patients.
•If the FDA were to begin regulating those of our tests that are not currently regulated, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval.
•Obtaining marketing authorization by the FDA and foreign regulatory authorities for our diagnostic tests will take significant time and require significant research, development and clinical study expenditures and ultimately may not succeed.
•If we are unable to obtain marketing authorizations to market Prosigna in additional countries or if regulatory limitations are placed on our diagnostic kit products, our business and growth will be harmed.

•We are subject to ongoing and extensive regulatory requirements, and our failure to comply with these requirements could substantially harm our business.
•If we are unable to compete successfully, we may be unable to increase or sustain our revenue or achieve profitability.
•The loss of members of our senior management team or our inability to attract and retain key personnel could adversely affect our business.
•Billing for our diagnostic tests is complex, and we must dedicate substantial time and resources to the billing process to be paid.
•If our internal sales force is less successful than anticipated, our business expansion plans could suffer and our ability to generate revenues could be diminished. In addition, we have limited history selling our molecular diagnostics tests on a direct basis and our limited history makes forecasting difficult.
•Developing new products involves a lengthy and complex process, and we may not be able to commercialize on a timely basis, or at all, other products we are developing.
•International expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.
•Security breaches, loss of data and other disruptions to us or our third-party service providers could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
•If we are unable to protect our intellectual property effectively, our business would be harmed.
•We may be involved in litigation related to intellectual property, which could be time-intensive and costly and may adversely affect our business, operating results or financial condition.
•If we are unable to implement and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our reported financial information and the market price of our common stock may be negatively affected.
•Our stock price may be volatile, and you may not be able to sell shares of our common stock at or above the price you paid.

Risks Related to Our Business

We have a history of losses, and we expect to incur net losses for the foreseeable future and may never achieve or sustain profitability.

We have incurred net losses since our inception. For the year ended December 31, 2020, we had a net loss of $34.9 million and as of December 31, 2020, we had an accumulated deficit of $281.6 million. We expect to incur additional losses in the future, and we may never achieve revenue sufficient to offset our expenses. We expect to continue to devote substantially all of our resources to increase adoption of and reimbursement for our Afirma, Percepta and Envisia classifiers and Prosigna test, and the development of additional tests. We may never achieve or sustain profitability, and our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

The outbreak of COVID-19 has had an adverse effect on our business, results of operations and financial condition.

COVID-19 has caused significant volatility in financial markets and has raised the prospect of an extended global recession. Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions and quarantines, have contributed to a general slowdown in the global economy, adversely impacted patients, physicians, customers, suppliers, third-party contract manufacturers, and collaboration partners, and disrupted our operations. Changes in our operations in response to COVID-19 or employee illnesses resulting from the pandemic may result in inefficiencies or delays, including in sales and product development efforts and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession planning, employees working remotely or teleconferencing technologies. The cumulative incidence rate of COVID-19 cases in the United States reported to the CDC increased from 0.2 million at March 31, 2020 to 2.6 million at June 30, 2020, and to 7.2 million at September 30, 2020. During the second half of March 2020, we experienced a significant decline in the volume of samples received. Our monthly reported genomic volumes reached a low point in April 2020. Following the April 2020 low point, sequential monthly total reported genomic volume increased in both May and June 2020. As a result of the impact on our volumes, we reported a significant decline in sequential and year-over-year revenue for the quarter ended June 30, 2020. For the second half of 2020, our total reported genomic volume, relative to the same period of the prior year, increased 3%, principally from an increase in reported genomic volume for both our Afirma GSC and Envisia Genomic Classifier tests, offset by a decline in our Percepta GSC. As of December 31, 2020, the cumulative incidence rate of COVID-19 cases in the United States was approximately 19.7 million, and the FDA has issued Emergency Use Authorizations, or EUAs, for two vaccines. We expect federal, state and local agencies to continue to take steps to combat the virus and to reduce the incidence of new cases. We believe these actions negatively impact our volumes and revenue and limit our ability to reliably forecast our test volumes and levels of revenue.

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

•Interruptions in manufacturing (including the sourcing of reagents or supplies) and shipment of our products. According to Johns Hopkins Coronavirus Resource Center, daily COVID-19 test volume increased from less than approximately 0.2 million tests per day in April 2020 to between 0.8 million and 1.0 million tests per day in the first half of October 2020. We believe the rapid increase in daily testing volumes is consuming reagents and supplies otherwise available to genomic testing companies like ours across the United States. In October, we experienced supply chain disruptions in the supply of plastic materials used in the processing of samples. When not limited by the expiration date of products and when we feel it reasonable and feasible to do so, we are taking steps to increase our level of supplies and inventory reserves, to develop alternative sources of supply and to implement procedures to mitigate the impact on our supply chain or our ability to process samples in our laboratories. Though we are in regular contact with our key suppliers, we do not have, nor expect to have, the necessary insight into our vendors’ supply chain issues that we may need to know to effectively mitigate the impact to our business. Though we attempt to mitigate the impact to our business, these interruptions in manufacturing (including the sourcing of reagents or supplies) may negatively impact our test volumes or levels of revenue.

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

The extent of the impact of COVID-19 on our business and financial results will depend largely on future developments, including the deployment and long-term efficacy of vaccines and ongoing infection rate surges, the impact on capital and financial markets and the related impact on the financial circumstances of patients, physicians, suppliers, third-party contract manufacturers, and collaboration partners, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that we are not aware of at this time.

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

If we are unable to grow our Percepta and Envisia sales, our business may suffer.

We have focused on developing a robust pulmonology business, led by our Percepta and Envisia products. Although these products have not contributed the majority of our revenue to date, we expect them to grow and become an increasingly important component of our business and results of operations. In 2021, we plan to introduce a nasal swab test for early lung cancer detection which, together with our Percepta Genomic Atlas and the Percepta GSC, we expect to form a comprehensive lung cancer portfolio that we believe may improve lung cancer diagnosis and treatment decisions. However, due to the COVID-19 pandemic, pulmonologists have been focused on treatment planning and care for COVID-19 patients and we believe fewer bronchoscopy procedures have been performed where Percepta and Envisia brushings and biopsies have been taken and sent to us for genomic testing. There can be no assurance that physicians will perform bronchoscopy procedures or send brushings or biopsies to us in sufficient volumes for our revenue to recover to pre-pandemic levels or to meet our projections. Additionally, we anticipate expanding the reach of our lung cancer tests to international markets through the distribution of the nCounter Analysis System; if our distribution of this platform is unsuccessful, or if our products are not widely adopted international, our business and results of operations may be adversely affected.

We depend on a few payers for a significant portion of our revenue and if one or more significant payers stops providing reimbursement or decreases the amount of reimbursement for our tests, our revenue could decline.

Revenue for tests performed on patients covered by Medicare and UnitedHealthcare Group was 24% and 11%, respectively, of our revenue for the year ended December 31, 2020, compared with 26% and 11%, respectively, for the year ended December 31, 2019. The percentage of our revenue derived from significant payers is expected to fluctuate from period to period as our revenue fluctuates, as additional payers provide reimbursement for our tests or if one or more payers were to stop reimbursing for our tests or change their reimbursed amounts. Effective January 2012, Palmetto GBA, the regional Medicare Administrative Contractor, or MAC, that handled claims processing for Medicare services over our jurisdiction at that time, issued coverage and payment determinations for our Afirma Classifiers now covered by Noridian Healthcare Solutions, the current MAC for our jurisdiction, through the Molecular Diagnostics Services Program, or MolDX program, administered by Palmetto GBA, under a Local Coverage Determination, or LCD.

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

On March 1, 2015, an American Medical Association Current Procedural Terminology code, or CPT code, 81545 for the Afirma GEC was issued. On January 1, 2018, the Medicare Clinical Laboratory Fee Schedule payment rate for the Afirma classifier increased from $3,220 to $3,600. This rate is based on the volume-weighted median of private payer rates based on final payments made between January 1 and June 30, 2016, which we reported to the Centers for Medicare & Medicaid Services, or CMS, in 2017 as required under the Protecting Access to Medicare Act of 2014, or PAMA. In December 2019, through the Further Consolidated Appropriations Act of 2020, Congress delayed the next data reporting period from 2020 to 2021 for final payments made between January 1 and June 30, 2019, extending the applicability of the payment rates based on 2017 reporting by one year through December 31, 2021. In March 2020, through the Coronavirus Aid, Relief, and Economic Security, or CARES Act, Congress further delayed the next reporting period to 2022 for final payments made between January 1 and June 30, 2019, extending the applicability of the payment rates based on 2017 reporting through December 31, 2022.

As a result of the transition from Afirma GEC to Afirma GSC, a new CPT Category I code (81546) was established for the Afirma classifier, effective January 1, 2021. This code went through the national payment determination process for Medicare in 2020, through which CMS priced 81546 at the same rate of $3,600 as 81545. New CPT Proprietary Laboratory Analyses, or PLA, codes have also been established for Afirma Xpression Atlas (0204U) and Afirma MTC (0208U), effective October 1, 2020. CMS has priced 0204U at the same rate of $2,919.60 as CPT 81455. The new payment rates for 81546 and 0204U became effective January 1, 2021. CMS did not price 0208U, and instead assigned the code to the “gapfilling” process, under which the individual MACs will set the payment rate for the test in 2021 based on the following four factors: 1) charges for the test and routine discounts to charges; 2) resources required to perform the test; 3) payment amounts determined by other payers; and 4) charges, payment amounts, and resources required for other tests that may be comparable or otherwise relevant. The median of payment rates set by the MACs (determined by locality) will set the payment rate for 0208U beginning in 2022. There is no assurance that the gapfilling process will not result in a lower than expected payment rate for 0208U.

After 81546 is priced, we expect the volume-weighted median of private payer rates for final payments made from January through June 2019 under 81545 to be reported in January through March 2022 under 81546. We expect the weighted median of these rates to set the payment rate for the Afirma classifier (under 81546) from January 1, 2023 through December 31, 2025. There can be no assurance that the Afirma or Prosigna rates (or the rates for Afirma Xpression Atlas or Afirma MTC) will not decrease during this or a subsequent reporting cycle under PAMA.

We submit claims to Medicare for Percepta using an unlisted code under the MolDX program. A specific CPT code assigned to Percepta may be required to go through the national payment determination process, and there can be no assurance that the Medicare payment rate Percepta receives through this process will not be lower than its current rate. There can also be no assurance that the Medicare payment rate for Percepta will not be reduced when it is set based on the volume-weighted median of private payer rates when we are required to report private payer rates for Percepta under PAMA.

We currently submit claims to Medicare for Envisia using an unlisted code under the MolDX program. A specific CPT code (81554) was assigned to Envisia, effective January 1, 2021. We applied for New ADLT designation for Envisia, and the test was approved as a New ADLT on September 17, 2020. Effective October 1, 2020 through June 30, 2021, the Medicare payment rate for Envisia will be set at $5,500, the “actual list charge” for the test. Veracyte will report private payer rates for Envisia from March 1, 2021 through March 31, 2021, reflecting final payments between October 1, 2020 and February 28, 2021. The volume-weighted median of these reported rates will set the payment rate for Envisia from July 1, 2021 through December 31, 2022, after which Envisia will be priced based on private payer rates collected and reported annually. Insofar as the actual list charge of $5,500 substantially exceeds the reported private payer rates (by more than 30%), CMS will have the ability to recoup excess payments (above 130% of the reported private payer rate) made during the initial nine-month payment period. There can be no assurance that the Medicare payment rate for Envisia will not be reduced when it is set based on the volume-weighted median of private payer rates when we are required to report private payer rates for Envisia under PAMA, or that CMS will not recoup amounts paid for Envisia based on the difference between the actual list charge and the volume-weighted median of private payer rates reported by Veracyte.

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

We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations mandate specific personnel qualifications, facilities administration, quality systems, inspections, and proficiency testing. CLIA certification is also required for us to be eligible to bill state and federal healthcare programs, as well as many private third-party payers. To renew these certifications, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratories. If fail to maintain CLIA certificates in our South San Francisco, California or Austin, Texas laboratory locations, we would be unable to bill for services provided by state and federal healthcare programs, as well as many private third-party payers, which may have an adverse effect on our business, financial condition and results of operations.

We are also required to maintain state licenses to conduct testing in our laboratories. California, New York, and Texas, among other states’ laws, require that we maintain a license and comply with state regulation as a clinical laboratory. Other states may have similar requirements or may adopt similar requirements in the future. In addition, both of our clinical laboratories are required to be licensed on a test-specific basis by New York State. We have received approval for the Afirma, Percepta and Envisia tests. We will be required to obtain approval for other tests we may offer in the future. If we were to lose our CLIA certificate or California license for our South San Francisco laboratory, whether as a result of revocation, suspension or limitation, we would no longer be able to perform our molecular tests, which would eliminate our primary source of revenue and harm our business. If we fail to meet the state licensing requirements for our Austin laboratory, we would need to move the receipt and storage of fine needle aspirations, or FNAs, as well as the slide preparation for cytopathology, to South San Francisco, which could result in a delay in processing tests during that transition and increased costs. If we were to lose our licenses issued by New York or by other states where we are required to hold licenses, we would not be able to test specimens from those states. New tests we may develop may be subject to new approvals by regulatory bodies such as New York State, and we may not be able to offer our new tests until such approvals are received.

The pending acquisition of Decipher may present many risks and we may not realize the strategic and financial goals that were contemplated at the time we entered into the Merger Agreement.

Risks we may face in connection with the pending acquisition and subsequent integration of Decipher include:
•The closing of the acquisition could be delayed or not consummated, including in the event that the closing conditions are not satisfied or waived or we or Decipher terminate the Merger Agreement;
•We may not realize the benefits we expect to receive from the transaction, such as anticipated synergies and an enhanced menu of genomic tests;
•The closing conditions to the acquisition may not be satisfied or waived, including that the expiration or termination of the applicable waiting period may not be satisfied or waived under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;
•We may have difficulties managing Decipher’s products and tests or retaining key personnel from Decipher;
•The acquisition may not further our business strategy as we expected, we may not successfully integrate Decipher as planned, there could be unanticipated adverse impacts on Decipher’s business, or we may otherwise not realize the expected return on our investments, which could adversely affect our business or operating results and potentially cause impairment to assets that we record as a part of an acquisition including intangible assets and goodwill;
•The Merger Agreement does not provide for post-closing indemnification protection related to pre-closing Decipher operations and, therefore, we may incur unforeseen costs as a result of Decipher’s pre-closing activities, over which we have limited control, including Decipher’s breach of the covenants contained in the Merger Agreement;
•Our operating results or financial condition may be adversely impacted by (i) claims or liabilities related to Decipher’s business including, among others, claims from U.S. or international regulatory or other governmental agencies, terminated employees, current or former customers or business partners, or other third parties; (ii) pre-existing contractual relationships of Decipher that we would not have otherwise entered into, the termination or modification of which may be costly or disruptive to our business; (iii) unfavorable accounting treatment as a result of Decipher’s practices; and (iv) intellectual property claims or disputes;
•Decipher was not required to maintain an internal control infrastructure that would meet the standards of a public company, including the requirements of the Sarbanes-Oxley Act of 2002. The costs that we may incur to implement such controls and procedures may be substantial and we could encounter unexpected delays and challenges in this implementation. In addition, we may discover significant deficiencies or material weaknesses in the quality of Decipher’s financial and disclosure controls and procedures;
•Decipher operates in segments of the diagnostic market that we have less experience with, including urology, and our further expansion of operations into these areas could present various integration challenges and result in increased costs and other unforeseen challenges; and
•We may fail to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring Decipher, which could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, a diversion of management’s attention and resources, and other adverse effects on our business, financial condition, and operating results.

If our general strategy of seeking growth through acquisitions and collaborations is not successful, or if we do not successfully integrate companies or assets that we acquire into our business, our prospects and financial condition will suffer.

As an element of our growth strategy, we may pursue opportunities to license assets or purchase companies or assets that we believe would complement our current business or help us expand into new markets. For example, in December 2019, we acquired the nCounter Analysis System and Prosigna test from NanoString, and we may pursue additional acquisitions of complementary businesses or assets as part of our business strategy. There can be no assurance that we will successfully integrate the assets acquired from such acquisitions into our existing business, in general, or that our exclusive worldwide license to the nCounter Analysis System for in vitro diagnostic use granted by NanoString will allow us to expand our international reach as anticipated. This and any future acquisitions made by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Integration of acquired companies or businesses we may acquire in the future also may require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, joint venture or investment.

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

Our future success and international growth depends, in part, on our ability to adapt select tests to be performed on the nCounter Analysis System.

Our strategy to expand into international markets depends on our ability to successfully distribute the nCounter Analysis System, adapt our menu of diagnostic tests for the platform, and secure necessary regulatory approvals. Currently, the Prosigna breast cancer assay is the only commercially-available test on the platform. If we are not able to adapt our other current or future genomic classifiers to be performed on the nCounter Analysis System, or if the nCounter Analysis System fails to be competitive against other diagnostic tests, our prospects for growth could suffer. In addition, to the extent international markets have existing practices and standards of care that are different than those in the United States, we may face challenges with the adoption of the nCounter Analysis System in international markets.

If we are not successful in advancing our collaborations with Johnson & Johnson and others, our prospects and financial condition will suffer.

We have previously entered into technology licensing and collaboration arrangements, such as our collaborations with Johnson & Johnson in December 2018, with Acerta Pharma, the hematology research and development arm of AstraZeneca, in December 2019, with CareDx in May 2020 and our investment in MAVIDx in July 2020, reflecting important elements of our business strategy. We also may pursue additional strategic alliances that leverage our core technology and industry experience to expand our offerings or distribution, or make investments in other companies. However, we have limited experience with respect to the formation of strategic alliances and joint ventures. There can be no assurance that we will successfully identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any technology license, strategic alliance, joint venture or investment.

We rely on sole suppliers for some of the reagents, equipment and other materials used to perform our tests, and we may not be able to find replacements or transition to alternative suppliers.

We rely on sole suppliers for critical supply of reagents, equipment and other materials that we use to perform our tests and for the manufacture of the nCounter Analysis System for diagnostic use and Prosigna test kits sold to customers. We also purchase components used in our sample collection kits from sole-source suppliers. Some of these items are unique to these suppliers and vendors. In addition, we utilize a sole source to assemble and distribute our sample collection kits. We rely on

NanoString for the supply of the nCounter Analysis System for diagnostic use and Prosigna test kits. While we have developed alternate sourcing strategies for these materials and vendors, we cannot be certain whether these strategies will be effective or the alternative sources will be available when we need them. Moreover, the supply of key reagents and testing materials has been severely challenged by the COVID-19 pandemic. In October 2020, we experienced supply chain disruptions in the supply of plastic materials used in the processing of samples, although this has not resulted in delays in our ability to timely return test results. If these suppliers can no longer provide us with the materials we need to perform the tests and for our sample collection kits, if the materials do not meet our quality specifications or are otherwise unusable, if we cannot obtain acceptable substitute materials, or if we elect to change suppliers, an interruption in test processing or system and test kit deliveries could occur, we may not be able to deliver patient reports and we may incur higher one-time switching costs. Any such interruption may significantly affect our future revenue, cause us to incur higher costs, and harm our customer relationships and reputation. In addition, in order to mitigate these risks, we maintain inventories of these supplies at higher levels than would be the case if multiple sources of supplies were available. If our test volume decreases or we switch suppliers, we may hold excess supplies with expiration dates that occur before use which would adversely affect our losses and cash flow position. As we introduce any new test, we may experience supply issues as we ramp test volume. Moreover, the COVID-19 pandemic has disrupted supply chains globally, and could adversely affect our ability to source essential reagents, equipment and other materials in a timely manner or at all.

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

In addition to the ACA, various healthcare reform proposals have also periodically emerged from federal and state governments. For example, in February 2012, Congress passed the Middle Class Tax Relief and Job Creation Act of 2012, which in part reset the clinical laboratory payment rates on the Medicare Clinical Laboratory Fee Schedule, or CLFS, by 2% in 2013. In addition, under the Budget Control Act of 2011, which is effective for dates of service on or after April 1, 2013, Medicare payments, including payments to clinical laboratories, are subject to a reduction of 2% due to the automatic expense reductions (sequester) until fiscal year 2024. In March 2020, Congress passed the CARES Act, which suspended the 2% reduction in Medicare fee-for-service payments from May 1, 2020 through December 31, 2020. To account for this temporary suspension, the legislation also extends the effect of sequestration by a year (now through fiscal year 2030). Reductions resulting from the Congressional sequester are applied to total claims payment made; however, they do not currently result in a rebasing of the negotiated or established Medicare or Medicaid reimbursement rates. In December 2020, Congress passed the Consolidated Appropriations Act of 2021, or CAA, which extended the suspension through March 31, 2021.

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

PAMA includes a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS and the Physician Fee Schedule would report on a triennial basis (or annually for ADLTs), private payer rates and volumes for their tests with specific CPT codes based on final payments made during a set data collection period (the first of which was January 1 through June 30, 2016). We believe that PAMA and its implementing regulations are generally favorable to us. We reported to CMS the data required under PAMA before the March 31, 2017 deadline. The new payment rate for the Afirma genomic classifier based on the volume-weighted median of private payer rates took effect January 1, 2018, increasing from $3,220 to $3,600 through December 31, 2020. In December 2019, through the Further Consolidated Appropriations Act of 2020, Congress delayed the next data reporting period from 2020 to 2021 for final payments made between January 1 and June 30, 2019, extending the applicability of the current rate for Afirma through December 31, 2021. In March 2020, through the CARES Act, Congress further delayed the next reporting period to 2022 for final payments made between January 1 and June 30, 2019, extending the applicability of the payment rates based on 2017 reporting through December 31, 2022. We expect the weighted median of the rates for final payments made between January 1 and June 30, 2019 to set the payment rate for the Afirma classifier from January 1, 2023 through December 31, 2025. There can be no assurance that the payment rate for Afirma or Prosigna will not decrease in the future or that the payment rates for Afirma Xpression Atlas, Afirma MTC, or Percepta will not be adversely affected by the PAMA law and regulations.

Our Envisia classifier was approved by CMS as a New ADLT on September 17, 2020. The initial payment rate (for a period not to exceed nine months) under PAMA for a new ADLT (an ADLT for which payment has not been made under the CLFS prior to January 1, 2018) will be set at the “actual list charge” for the test as reported by the laboratory. Insofar as the actual list charge substantially exceeds private payer rates reported in March 2021 (by more than 30%), CMS will have the ability to recoup excess payments made during the initial nine-month payment period. Subsequently, Envisia will be priced based on private payer rates collected and reported annually. We can determine whether to seek ADLT status for our tests, but there can be no assurance that our tests will be designated ADLTs or that the payment rates for our tests, including Envisia, will not be adversely affected by such designation.

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

In December 2020, in its enactment of the CAA, Congress enacted the No Surprises Act. This law, which takes effect January 1, 2022, prohibits an out-of-network provider from billing a patient at an amount in excess of the in-network cost sharing for services furnished with respect to a visit at certain in-network health care facilities. The law establishes an independent dispute resolution process between the provider and the payer to determine the appropriate payment rate to the provider. As written, the No Surprises Act may apply to laboratory tests furnished by an independent laboratory with respect to a hospital visit. The law establishes a notice and consent exception that generally does not apply to laboratory tests, although it allows for the Secretary of the Department of Health and Human Services, or HHS, to apply the exception to certain advanced tests. Details on the applicability of the No Surprises Act, any applicability of the notice and consent exception to advanced tests, and the rules governing the independent dispute resolution process may be determined in rulemaking and subregulatory guidance from HHS, the Department of Labor, and the Department of the Treasury in 2021. The No Surprises Act, and regulations and subregulatory guidance promulgated thereunder, could limit our ability to achieve payment in full for our testing services.

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

In March 2017, a draft bill on the regulation of LDTs, entitled "The Diagnostics Accuracy and Innovation Act", or DAIA, was released for discussion. In December 2018, the sponsors of DAIA released a new version of the legislation called the “Verifying Accurate, Leading-edge IVCT Development Act", or VALID Act. The VALID Act proposes a risk-based approach to regulate LDTs and creates a new in vitro clinical test category, which includes LDTs, and a regulatory structure under the FDA. As proposed, the bill would create a precertification program for lower risk tests not otherwise required to go through premarket review. It would grandfather existing tests but would allow the FDA to subject otherwise grandfathered tests to premarket review under certain conditions. We cannot predict whether this draft bill will become legislation and cannot quantify the effect of this draft bill on our business. The HHS issued a public statement on August 9, 2020 purporting to rescind FDA’s policies regarding the premarket review of LDTs. According to the HHS statement, FDA will not require premarket review of LDTs unless it first engages in notice-and-comment rulemaking. Questions remain regarding the scope of the HHS statement’s applicability and whether other FDA regulatory requirements may apply to LDTs. It is also unclear to what extent the HHS policy statement will be affected by the change in Administration following the U.S. general election in November 2020. There is no guarantee that the HHS statement will not be revised, that legislation reforming the federal government’s regulation of LDTs will not be passed, or that LDTs will otherwise continue to be able to operate without first receiving FDA premarket review. How the HHS statement as well as future legislation by federal and state governments and actions by the FDA will impact the industry remain unclear.

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

Some of the materials we use for our tests and that we may use for future tests are labeled for research-use only, or RUO, or investigational-use only, or IUO. In November 2013, the FDA finalized guidance regarding the sale and use of products labeled RUO or IUO. Among other things, the guidance advises that the FDA continues to be concerned about distribution of research or investigational-use only products intended for clinical diagnostic use and that the manufacturer’s objective intent for the product’s intended use will be determined by examining the totality of circumstances, including advertising, instructions for clinical interpretation, presentations that describe clinical use, and specialized technical support, surrounding the distribution of the product in question. The FDA has advised that if evidence demonstrates that a product is inappropriately labeled for research or investigational-use only, the device would be considered misbranded and adulterated within the meaning of the Federal Food, Drug and Cosmetic Act, or FDC Act. Some of the reagents, instruments, software or components obtained by us from suppliers for use in our products are currently labeled as RUO or IUO. If the FDA were to determine that any of these reagents, instruments, software or components are improperly labeled RUO or IUO and undertake enforcement actions, some of our suppliers might cease selling these reagents, instruments, software or components to us, and any failure to obtain an acceptable substitute could significantly and adversely affect our business, financial condition and results of operations, including increasing the cost of testing or delaying, limiting or prohibiting the purchase of reagents, instruments, software or components necessary to perform testing.

Obtaining marketing authorization by the FDA and foreign regulatory authorities for our diagnostic tests will take significant time and require significant research, development and clinical study expenditures and ultimately may not succeed.

Before we begin to label and market some of our products for use as clinical diagnostics in the United States, unless an exemption applies, we are required to obtain clearance from the FDA by submitting a premarket notification under section 510(k) of the FDC Act or 510(k), or approval from the FDA by submitting a premarket approval, or PMA. We may also be able to obtain marketing authorization through a De Novo classification process rather than through a PMA if the 510(k) pathway is not available. In September 2013, Prosigna obtained FDA 510(k) clearance as a prognostic indicator for distant recurrence-free survival at ten years in post-menopausal women with Stage I/II lymph node-negative or Stage II lymph node-positive (1-3 positive nodes), hormone receptor-positive breast cancer to be treated with adjuvant endocrine therapy alone, when used in conjunction with other clinicopathological factors after they have undergone surgery in conjunction with locoregional treatment and consistent with the standard of care.

In August 2014, the FDA issued a final guidance document titled "In Vitro Companion Diagnostic Devices". In the guidance, the FDA defined an IVD companion diagnostic device as an in vitro diagnostic device that provides information that is essential for the safe and effective use of a corresponding therapeutic product. The use of an IVD companion diagnostic device with a therapeutic product is stipulated in the instructions for use in the labeling of both the diagnostic device and the corresponding therapeutic product, including the labeling of any generic equivalents of the therapeutic product. The FDA stated that an IVD companion diagnostic should be submitted for review and approved or cleared through an appropriate device submission contemporaneously with the review and approval of the therapeutic product to facilitate concurrent review. The FDA guidance also stated that while there may be cases when a companion diagnostic could come to market through the 510(k) pathway, the FDA expects that most companion diagnostics will be Class III devices. Class III devices generally require the approval of a PMA before they can be marketed. An IVD diagnostic device that is not a companion diagnostic device because it is not essential for the safe and effective use of a corresponding therapeutic product, may still be beneficial for use with a therapeutic product but may not be identified in the labeling of the therapeutic product. It is possible that revenue from a cleared or approved beneficial or complementary IVD diagnostic device may be less than revenue from a cleared or approved IVD companion diagnostic device.

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

In addition, pursuant to our collaborations with pharmaceutical companies for the development of companion diagnostic tests for use with their drugs, we are responsible for obtaining regulatory authorizations to use the companion diagnostic tests in clinical trials as well as the marketing authorizations to sell the companion diagnostic tests following completion of such trials. Some of the compensation we expect to receive pursuant to these collaborations is based on the receipt of marketing authorizations. Any failure to obtain marketing authorizations for our diagnostic kits in a particular jurisdiction may also reduce sales of the nCounter Analysis System for clinical use in that jurisdiction, as the lack of a robust menu of available diagnostic tests would make those systems less attractive to testing laboratories.

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

In addition, our research and development programs and commercial laboratory operations depend on our ability to attract and retain highly skilled scientists. We may not be able to attract or retain qualified scientists and technicians in the future due to the intense competition for qualified personnel among life science businesses, particularly in the San Francisco Bay Area. Our success in the development and commercialization of advanced diagnostics requires a significant medical and clinical staff to conduct studies and educate physicians and payers on the merits of our tests in order to achieve adoption and reimbursement. We are in a highly competitive industry to attract and retain this talent. Additionally, our success depends on our ability to attract and retain qualified sales-people. We recently significantly expanded our sales force as we invest in our multi-product sales strategy, which includes assignment of a single contact to successfully develop and implement relationships with our customers. There can be no assurance that we will be successful in maintaining and growing our business. Additionally, as we increase our sales channels for new tests we commercialize, including the Percepta and Envisia tests, or acquire, such as Prosigna, we may have difficulties recruiting and training additional sales personnel or retaining qualified sales-people, which could cause a delay or decline in the rate of adoption of our tests. Finally, our business requires specialized capabilities in reimbursement, billing, and other areas and there may be a shortage of qualified individuals. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to support our research and development, clinical laboratory, sales and reimbursement, billing and finance efforts. All of our employees are at will, which means that either we or the employee may terminate their employment at any time. We do not carry key man insurance for any of our employees.

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

We use standard industry billing codes, known as CPT codes, to bill for cytopathology. Through December 31, 2020, we used the CPT code 81545 to bill for our Afirma classifier. Effective January 1, 2021, we will use the new CPT code 81546 to bill for our Afirma classifier, and code 81545 is being retired. Effective October 1, 2020, we are using the new CPT code 0204U to bill for Afirma Xpression Atlas, and the new CPT code 0208U to bill for Afirma MTC. Effective January 1, 2021, we are using the new CPT code 81554 to bill for our Envisia classifier. There is no CPT code for our Percepta classifier. Therefore, until such time that we are assigned and are able to use a designated CPT code specific to Percepta, we use “unlisted” codes for claim submissions, which can lead to delays in payers adjudicating our claims or denying payment altogether.

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

Correct coding is subject to the coding policies of the American Medical Association CPT Editorial Panel, or AMA CPT. With respect to claims submitted to Medicare and Medicaid, it is also subject to coding policies developed through the National Correct Coding Initiative, or NCCI. Other payers may develop their own payer-specific coding policies. The broader coding policies of the AMA CPT, NCCI, and other payers are subject to change. For instance, the NCCI adopted an update to its Coding Policy Manual effective January 1, 2019, to limit instances when multiple codes may be billed for molecular pathology testing. Although the NCCI appears to have moderated this change in its updates effective January 1, 2020, such coding policy changes may negatively affect our revenues and cash flow.

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

We have established distribution agreements for the nCounter Analysis System for diagnostic use and related diagnostic kit products in certain countries where we do not sell directly. We intend to continue to grow our business internationally, and to do so we must attract additional distributors and retain existing distributors to maximize the commercial opportunity for our products. There is no guarantee that we will be successful in attracting or retaining desirable sales and distribution partners or that we will be able to enter into such arrangements on favorable terms. Distributors may not commit the necessary resources to market and sell our products to the level of our expectations or may choose to favor marketing the products of our competitors. If current or future distributors do not perform adequately, or we are unable to enter into effective arrangements with distributors in particular geographic areas, we may not realize long-term international revenue growth.

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

In addition, the interpretation and application of consumer, health-related and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. Certain health-related and data protection requirements have been modified during the Public Health Emergency, or PHE, under section 319 of the Public Health Service Act first declared January 31, 2020, which was most recently extended effective October 2, 2020. We cannot predict when the PHE declaration will be lifted. In addition, we are subject to various state laws, including the California Consumer Privacy Act, or CCPA, which was enacted in California in 2018 and components of which went into effect on January 1, 2020. The CCPA, among other things, requires covered companies to provide disclosures to California consumers concerning the collection and sale of personal information, and gives such consumers the right to opt-out of certain sales of personal information. Amendments to the CCPA have been made since its enactment, and it remains unclear what, if any, further amendments will be made to this legislation or how it will be interpreted. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

We apply for and in-license patents covering our products and technologies and uses thereof, as we deem appropriate, however we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. Our issued patents expire between 2021 and 2038 and are related to methods used in thyroid diagnostics, lung diagnostics, breast cancer diagnostics, and the nCounter Analysis System.

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

We have incurred net losses since our inception and may never achieve profitability. As of December 31, 2020, we had net operating loss, or NOL, carryforwards of approximately $282.9 million, $63.0 million and $72.2 million available to reduce future taxable income, if any, for federal, California and other state income tax purposes, respectively. The U.S. federal NOL carryforwards will begin to expire in 2026 while for state purposes, the NOL carryforwards begin to expire in 2028. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Acts, or Tax Act, which was enacted in December 2017, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

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

On March 27, 2020, the CARES Act was signed into law. The CARES Act changes certain provisions of the 2017 Tax Act. Under the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. In addition, the CARES Act eliminates the limitation on the deduction of NOLs to 80% of current year taxable income for taxable years beginning before January 1, 2021, and increases the amount of interest expense that may be deducted to 50% of adjusted taxable income for taxable years beginning in 2019 or 2020. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act, as modified by the CARES Act, is uncertain and our business, financial conditions, results of operations and growth prospects could be materially and adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, as modified by the CARES Act. The impact of the Tax Act, as modified by the CARES Act, on holders of our common stock is also uncertain and could be adverse.

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

Our consolidated financial statements are subject to change and if our estimates or judgments relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and related notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Critical accounting policies and estimates used in preparing our consolidated financial statements include those related to: revenue recognition; write-down of supplies; the useful lives of property and equipment; the recoverability of long-lived assets; the incremental borrowing rate for leases; the estimation of the fair value of intangible assets and contingent consideration; variable interest entity assessment; impairment of equity investment, at cost; stock options; income tax uncertainties, including a valuation allowance for deferred tax assets; reserve on accounts receivable and contingencies. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our common stock.

Risks Related to Being a Public Company

We will continue to incur increased costs and demands on management as a result of compliance with laws and regulations applicable to public companies, which could harm our operating results.

As a public company, we will continue to incur significant legal, accounting, consulting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. In addition, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of 2010, as well as rules implemented by the SEC, and The Nasdaq Stock Market LLC, impose a number of requirements on public companies, including with respect to corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance and disclosure obligations. Moreover, these rules and regulations have and will continue to increase our legal, accounting and financial compliance costs and make some activities more complex, time-consuming and costly. We also expect that it will continue to be expensive for us to maintain director and officer liability insurance.

If we are unable to implement and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our reported financial information and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal controls on an annual basis. If we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. We will need to maintain and enhance the systems, processes and documentation necessary to comply with Section 404 of the Sarbanes-Oxley Act as we grow, and we will require additional management and staff resources to do so. Additionally, even if we conclude our internal controls are effective for a given period, we may in the future identify one or more material weaknesses in our internal controls, in which case our management will be unable to conclude that our internal control over financial reporting is effective. We are also required to include an attestation report from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting annually. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.

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

•actual or anticipated variations in our and our competitors’ results of operations;

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

None

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

The graph below compares the cumulative total stockholder return of our common stock to the Nasdaq Global Market Index and the Nasdaq Biotechnology Index. The graph and table below assume that $100 was invested on the starting date and dividends, if any, were reinvested on the date of payment without payment of any commissions. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of future performance of our common stock.

Comparison of Cumulative Total Stockholder Return
$700
$600
$500
$400
$300
$200
$100
12/31/2015
12/30/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Veracyte, Inc.
NASDAQ Global Market Index
NASDAQ Biotechnology Index

	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
Veracyte, Inc.	$100.00	$108.00	$91.00	$175.00	$388.00	$680.00
Nasdaq Global Market Index	$100.00	$108.00	$138.00	$133.00	$179.00	$257.00
Nasdaq Biotechnology Index	$100.00	$78.00	$95.00	$89.00	$111.00	$141.00

ITEM 6.    SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes included elsewhere in this annual report. The selected consolidated balance sheet data at December 31, 2020 and 2019 and the selected consolidated statements of operations data for each of the years ended December 31, 2020, 2019 and 2018 have been derived from our audited consolidated financial statements that are included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2018, 2017 and 2016 and the selected consolidated statements of operations data for the years ended December 31, 2017 and 2016 have been derived from our audited consolidated financial statements not included in this report. The financial data are historical and are not necessarily indicative of results to be expected in any future period (in thousands, except share and per share data and test volume data):

	Year Ended December 31,
	2020	2019	2018	2017	2016
Consolidated Statements of Operations Data:
Revenue:
Testing revenue	$101,970	$107,355	$91,058	$71,953	$65,085
Product revenue	9,845	923	—	—	—
Biopharmaceutical revenue	5,668	8,090	950	—	—
Collaboration revenue	—	4,000	—	—	—
Total revenue	117,483	120,368	92,008	71,953	65,085
Operating expenses:
Cost of testing revenue(1)	35,913	36,077	33,078	28,195	25,462
Cost of product revenue	4,921	446	—	—	—
Cost of biopharmaceutical revenue	621	—	—	—	—
Research and development(1)	17,204	14,851	14,820	13,881	15,324
Selling and marketing(1)	52,389	53,691	41,313	32,260	28,248
General and administrative(1)	36,729	29,029	23,963	23,088	23,787
Intangible asset amortization	5,095	1,401	1,067	1,067	1,067
Total operating expenses(1)	152,872	135,495	114,241	98,491	93,888
Loss from operations	(35,389)	(15,127)	(22,233)	(26,538)	(28,803)
Interest expense	(229)	(677)	(1,963)	(4,941)	(2,757)
Other income, net	709	3,205	1,197	476	202
Net loss and comprehensive loss	$(34,909)	$(12,599)	$(22,999)	$(31,003)	$(31,358)
Net loss per common share, basic and diluted	$(0.66)	$(0.27)	$(0.62)	$(0.91)	$(1.09)
Shares used to compute net loss per common share, basic and diluted	53,239,231	46,138,177	37,020,246	33,925,617	28,830,472
Other Operating Data:
Genomic classifiers reported	37,401	39,612	31,710	26,026	23,237
Product tests sold	7,088	680	—	—	—
Total test volume	44,489	40,292	31,710	26,026	23,237
_____________________________________________

(1)Includes stock-based compensation as follows:

	Year Ended December 31,
	2020	2019	2018	2017	2016
Cost of testing revenue	$369	$277	$130	$133	$126
Research and development	2,690	1,856	1,018	1,495	1,322
Selling and marketing	3,474	2,938	1,866	1,899	1,594
General and administrative	6,462	4,736	2,944	3,090	3,336
Total stock-based compensation	$12,995	$9,807	$5,958	$6,617	$6,378

Consolidated Balance Sheets Data:

	As of December 31,
	2020	2019	2018	2017	2016
Cash and cash equivalents	$349,364	$159,317	$77,995	$33,891	$59,219
Working capital	358,898	170,218	83,893	41,900	62,093
Total assets	457,163	275,212	120,638	78,669	101,034
Accumulated deficit	(281,594)	(246,685)	(234,086)	(211,087)	(180,084)
Total stockholders' equity	421,232	239,455	79,755	37,225	59,581

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

Overview

We are a global genomic diagnostics company that improves patient care by answering important clinical questions to inform diagnosis and treatment decisions throughout the patient journey in cancer and other diseases. Our growing menu of tests leverages advances in genomic science and machine learning technology to change care for patients, enabling them to avoid risky, costly procedures and reduce time to appropriate treatment. In addition to making our genomic tests available in the United States through our central laboratory, we believe our nCounter Analysis instrument is a best-in-class diagnostics platform that positions us to deliver our tests to patients worldwide through laboratories and hospitals that can perform the tests locally. We estimate that our current and near-term pipeline products address an estimated $10 billion global market and that our longer-term pipeline products will enable us to address an estimated $50 billion global market.

We design our tests to answer critical questions in the diagnosis, prognosis and treatment of cancer and other diseases and improve patient outcomes, while delivering clinical and economic utility to physicians, payers and the healthcare system. We position our tests to integrate seamlessly into the way physicians currently evaluate patients in order to facilitate adoption.

We develop our genomic tests using advanced scientific methods, such as RNA whole-transcriptome sequencing and machine learning, and then optimize the assays and classifiers for the platform on which the test will be performed. Historically, we have utilized RNA sequencing methods performed in our CLIA laboratory in South San Francisco, California. Beginning in 2021, we expect to adapt select tests to be performed on the nCounter Analysis System for international distribution of our tests.

We currently offer five commercialized genomic tests that we believe are changing disease diagnosis and patient care. All five tests are available in the United States and one is available internationally. These include the Afirma Genomic Sequencing Classifier, or GSC (its predecessor was the Afirma Gene Expression Classifier, or GEC) for thyroid cancer; the Percepta GSC (its predecessor was the Percepta Bronchial Genomic Classifier) for lung cancer; the Envisia Genomic Classifier for IPF; the Afirma Xpression Atlas, which provides information on the most common and emerging gene alterations associated with thyroid cancer, enabling physicians to confidently tailor surgical and treatment decisions at time of diagnosis; and the Prosigna Breast Cancer Assay for assessing risk of breast cancer distant recurrence, which is available for use on the nCounter platform in the United States and internationally.

We expect to continue expanding our offerings in thyroid cancer, lung cancer, ILD/IPF, breast cancer and lymphoma, as well as other indications that we believe will benefit from our technology and approach. Our product development pipelines address what we believe to be significant market opportunities in early detection, diagnosis, staging/prognosis, therapy selection/surgery and disease monitoring across the aforementioned indications. We plan to commercially introduce four products in 2021: Our nasal swab test for early lung cancer detection and our Percepta Genomic Atlas, which, together with the Percepta GSC, form a comprehensive lung cancer portfolio that we believe may improve lung cancer diagnosis and treatment decisions; our Envisia classifier on the nCounter system for expansion into global markets; and our LymphMark lymphoma subtyping test.

We believe our ability to leverage RNA whole-transcriptome sequencing data in large biorepositories of patient-consented samples in oncology and other indications, our strong commercial position in major clinical indications and our global reach, present partnership opportunities for biopharmaceutical companies to enhance their research and development capabilities and for other genomic diagnostics companies to introduce their non-competitive tests to global markets on the nCounter system.

We have formed several biopharmaceutical partnerships, each focused on our current indications to derive value out of our current business or advance future business. Our collaboration with the Lung Cancer Initiative at Johnson & Johnson, which began in December 2018, has helped advance our pipeline, including the launch in 2019 of our Percepta GSC on our RNA whole-transcriptome sequencing platform and development of the first non-invasive nasal swab test designed for early lung cancer detection. We have recently expanded our program with Johnson & Johnson to potentially develop future tests designed to detect lung disease before cancer develops.

Patients access our tests through their physician. Our Afirma, Percepta and Envisia tests are used as part of the diagnostic process and genomic testing services are performed in our CLIA laboratory located in San Francisco, California and marketed as laboratory developed tests. Cytopathology services for Afirma testing are performed in our reference laboratory in Austin, Texas. The Prosigna test is indicated in female breast cancer patients who have undergone surgery in conjunction with locoregional treatment consistent with standard of care. This FDA cleared in vitro diagnostic test is performed on the nCounter Analysis System in laboratories worldwide, as well as in the United States.

Recent Developments

Acquisition of Decipher

On February 2, 2021, we entered into a Merger Agreement, with Decipher, which is a commercial-stage precision oncology company, with a focus in urologic oncology specific to prostate and bladder cancers, and has a kidney cancer test in development. Through the planned acquisition, we expect to expand our presence into seven of the ten most common cancers in the United States, accelerating our expected revenue growth.

Under terms of the Merger Agreement, Decipher will become our wholly owned subsidiary. At the Closing, we will pay $600 million in cash to Decipher security holders, subject to customary purchase price adjustments for cash, unpaid indebtedness, unpaid transaction expenses and the aggregate exercise prices of all Decipher options.

The Merger Agreement contains customary representations, warranties, covenants and agreements of Decipher and us. The Closing is anticipated to occur by April 2021 and is subject to customary closing conditions, including approval by the Decipher stockholders and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Merger Agreement also provides customary termination rights to each of the parties

Public Offering of Common Stock

On February 9, 2021, the Company issued and sold 8,547,297 shares of common stock in a registered public offering, including 1,114,864 shares issued and sold upon the underwriters' exercise in full of their option to purchase additional shares, at a price to the public of $74.00 per share. The Company's net proceeds from the offering were $593.8 million, after deducting underwriting commissions and offering expenses of $38.7 million.

Impact of COVID-19

In December 2019, a strain of coronavirus was reported in Wuhan, China, and began to spread globally, including to the United States and Europe, in the following months. The World Health Organization has declared COVID-19 to be a pandemic and a public health emergency of international concern. The full impact of the COVID-19 outbreak is inherently uncertain at the time of this report. The COVID-19 outbreak has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets. As COVID-19 has spread, it has significantly impacted the health and economic environment around the world and many governments have closed most public establishments, including restaurants, workplaces and schools. Our customers, third-party contract manufacturers, suppliers and collaboration partners may be affected by the closure of hospitals, doctors' offices, manufacturing sites, or country borders, among other measures being put in place around the world. Consequent increases in layoffs and furloughs in the medical industry and otherwise during the shutdown are having, and will continue to have, negative impact on the demand for medical care and diagnostic tests, which affects the frequency with which tests are prescribed, and the ability of doctors and hospitals to administer such tests. Further the inability to travel and conduct face-to-face meetings can also make it more difficult to expand utilization of our products into new geographies and to drive awareness of our products. These circumstances had a significant negative impact on our financial results during 2020.

During the second half of March 2020, we experienced a significant decline in the volume of samples received. Our monthly reported genomic volumes reached a low point in April 2020. Following the April 2020 low point, sequential monthly total reported genomic volume increased in both May and June 2020. As a result of the impact on our volumes, we reported a significant decline in sequential and year-over-year revenue for the quarter ended June 30, 2020. For the second half of 2020, our total reported genomic volume, relative to the same period of the prior year, increased 3% as hospitals started performing more non-emergency procedures and physician practices began to reopen. The COVID-19 pandemic has also caused us to modify our business practices, including taking proactive steps to protect our employees and the broader community (including but not limited to curtailing or modifying employee travel, moving to full remote work wherever possible, and cancelling physical participation in meetings, events and conferences), while ensuring our ability to deliver genomic test results to physicians and their patients who need them. Given the significant challenges we face from COVID-19, we have taken actions to reduce expenses and preserve the health of our business, including our board of directors, executive team, including our Chairman and CEO, and certain other employees taking a reduction in pay, which ended in October 2020. In April 2020, we also put approximately 60 employees on a temporary furlough, which ended in July 2020.

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

According to Johns Hopkins Coronavirus Resource Center, daily COVID-19 test volume increased from less than approximately 0.2 million tests per day in April 2020 to between 0.8 million and 1.0 million tests per day in the first half of October 2020. We believe the rapid increase in daily testing volumes is consuming reagents and supplies otherwise available to genomic testing companies like ours across the United States. In October 2020, we experienced supply chain disruptions in the supply of plastic materials used in the processing of samples. When not limited by the expiration date of products and when we feel it reasonable and feasible to do so, we are taking steps to increase our level of stock reserves, to develop alternative sources of supply and to implement procedures to mitigate the impact on our supply chain or our ability to process samples in our laboratories. Though we are in regular contact with our key suppliers, we do not have, nor expect to have, the necessary insight into our vendors’ supply chain issues that we may need to know to effectively mitigate the impact to our business. Though we attempt to mitigate the impact to our business, these interruptions in manufacturing (including the sourcing of reagents or supplies) may negatively impact our test volumes or levels of revenue.

The extent of the impact of the COVID-19 on our future liquidity and operational performance will depend on certain developments, including the duration and spread of the outbreak, the impact on our customers' operations and the impact to our sales and renewal cycles.

Fourth Quarter and Full-Year 2020 Financial Results

For the three months ended December 31, 2020, compared to the prior year:

•Total Revenue was $34.5 million, an increase of 16%;
•Gross Margin was 68%, an increase of 2 percentage points;
•Operating Expenses, Excluding Cost of Revenue, were $31.4 million, an increase of 13%;
•Net Loss and Comprehensive Loss was $8.0 million, compared to $7.5 million;
•Basic and Diluted Net Loss Per Common Share was $0.14, versus $0.15;
•Net Cash Provided by Operating Activities was $2.3 million, compared to $1.8 million; and
•Cash and Cash Equivalents were $349.4 million at December 31, 2020.

For the year ended December 31, 2020, compared to the prior year:

•Total Revenue was $117.5 million, a decrease of 2%;
•Gross Margin was 65%, a decrease of 5 percentage points;
•Operating Expenses, Excluding Cost of Revenue, were $111.4 million, an increase of 13%;
•Net Loss and Comprehensive Loss was $34.9 million, compared to $12.6 million;

•Basic and Diluted Net Loss Per Common Share was $0.66, versus $0.27; and
•Net Cash Used in Operating Activities was $9.7 million, compared to $3.2 million.

2020 Full-Year and Recent Business Highlights

Commercial Growth

•Grew revenue to $34.5 million in the fourth quarter, an increase of 16% compared to the same period in 2019.
•Product revenue grew to $9.8 million for 2020.
•Achieved genomic testing and product volume of 13,130 tests in the fourth quarter, a 14% increase compared to the fourth quarter of 2019.
•Received new Medicare reimbursement rate of $5,500 for the Envisia Genomic Classifier, which went into effect on October 1, 2020, following the test’s designation by the Centers for Medicare & Medicaid Services as an ADLT.
•Received reimbursement approval from the German government for the Prosigna® Breast Cancer Gene Signature Assay, making the test accessible for all breast cancer patients in Germany with HR+/HER2- early-stage breast cancer.

Evidence Development

•Published ten studies in leading peer-reviewed journals supporting our genomic tests in four disease areas (lung cancer, breast cancer, thyroid cancer and interstitial lung diseases, including idiopathic pulmonary fibrosis).
•Launched the PROCURE study, led by an independent scientific committee of breast cancer experts and including input from 180 clinicians throughout Europe, to help achieve consensus on the evidence supporting the most frequently used breast cancer genomic tests, including Prosigna.

Pipeline Advancement/Collaborations

•Unveiled new preliminary performance data at an R&D Day event for our noninvasive nasal swab test for early lung cancer detection and our Percepta Genomic Atlas for informing treatment decisions at the time of lung cancer diagnosis.
•Expanded our strategic collaboration with the Lung Cancer Initiative at Johnson & Johnson to include a focus on the NOBLE trial. The 9,000-patient, prospective, multicenter clinical study is designed to distinguish genomic and other differences in lung cancer development, which may fuel Veracyte’s development of future tests.

Decipher Acquisition

•Announced we have entered into an agreement to acquire Decipher Biosciences, a commercial-stage precision oncology company focused on urologic cancers, further solidifying Veracyte’s global leadership in the genomic cancer diagnostics market while accelerating revenue growth.
•Under terms of the acquisition agreement and following Veracyte’s exercise of an option to substitute cash for the entire stock portion of the consideration, the company will pay Decipher security holders $600 million in cash, subject to customary purchase price adjustments.
•The acquisition is expected to close on or before April 1, 2021, subject to regulatory approval and the satisfaction of other customary conditions.

Financing

•Issued and sold 8,547,297 shares of common stock, including 1,114,864 shares sold upon full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $74.00 per share. The net proceeds to Veracyte from the offering were approximately $593.8 million.
•Veracyte intends to use a portion of the net proceeds from the offering, together with its existing cash and cash equivalents, to finance its acquisition of Decipher and intends to use the remaining net proceeds of the offering for working capital and other general corporate purposes, including to acquire or invest in complementary businesses, technologies or other assets.

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

Continued Adoption of and Reimbursement for our Products

Revenue growth depends on our ability to secure coverage decisions, achieve broader reimbursement at increased levels from third-party payers, expand our base of prescribing physicians and increase our penetration in existing accounts. Because some payers consider our products experimental and investigational, we may not receive payment for tests and payments we receive may not be at acceptable levels. We expect our revenue growth to increase if more payers make a positive coverage decision and as payers enter into contracts with us, which should enhance our revenue and cash collections. To drive increased adoption of our products, we increased our sales force and marketing efforts over the last several years. Our sales teams are aligned under our general manager-based structure to focus on specific products and global markets. If we are unable to expand the base of prescribing physicians and penetration within these accounts at an acceptable rate, or if we are not able to execute our strategy for increasing reimbursement, we may not be able to effectively increase our revenue. We expect to continue to see pressure from payers to limit the utilization of tests, generally, and we believe more payers are deploying cost containment tactics, such as pre-authorization, reduction of the payer portion of reimbursement and employing laboratory benefit managers to reduce utilization rates.

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

Revenue growth or reimbursement from our collaborations depends on our ability to deliver services or information and achieve milestones required from our collaborative partners. Our collaboration partners pay us for the provision of data, other services and the achievement of milestones. Under a collaboration with Johnson & Johnson in 2018, we provided data services required under this agreement for $7.0 million in 2019, however, there remains $9.0 million of revenue associated with development and commercialization milestones yet to be achieved.

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

The average genomic classifier reimbursement rate will change over time due to a number of factors, including medical coverage decisions by payers, the effects of contracts signed with payers, changes in allowed amounts by payers, our ability to successfully win appeals for payment, and our ability to collect cash payments from third-party payers and individual patients. Historical average reimbursement is not necessarily indicative of future average reimbursement. For the year ended December 31, 2020, we accrued, on average, between $2,800 and $2,900 for the Afirma genomic classifier tests, including variants, that met our revenue recognition standard, which was between 90% - 95% of the reported Afirma classifier test volume.

From the fourth quarter of 2019 to the fourth quarter of 2020, we accrued between $1.2 million and $2.4 million in revenue per quarter from providing cytopathology services associated with our Afirma solution.

We incur expense for tests in the period in which the test is conducted and recognize revenue for tests in the period in which our revenue recognition criteria are met.

Product Revenue

We began recognizing product revenue in December 2019 in accordance with the provisions of ASC 606, Revenue from Contracts with Customers, when we executed an agreement with NanoString for the exclusive worldwide license to the nCounter Analysis System for in vitro diagnostic use.

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

Biopharmaceutical and Collaboration Revenues

From time to time, we enter into arrangements to license or provide access to our assets or services, including testing services, clinical and medical services, research and development and other services. Such arrangements may require us to deliver various rights, data, services, access and/or testing services to partner biopharmaceutical companies. The underlying terms of these arrangements generally provide for consideration paid to us in the form of nonrefundable fees, performance milestone payments, expense reimbursements and possibly royalty and/or other payments. Net sales of data or other services to our customers are recognized in accordance with ASC 606 and are classified under biopharmaceutical revenue. Certain milestone payments fall under the scope of ASC Topic 808, Collaborative Arrangements, or ASC 808, and are classified under collaboration revenue. Payments received that are not sales or services to a customer or collaboration revenue are recorded as offsets against research and development expense in our consolidated statements of operations and comprehensive loss.

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

Our Afirma GSC, including the BRAF v600E mutation test and medullary thyroid cancer, or MTC, Classifier, along with the Afirma XA offer a comprehensive solution for physicians evaluating thyroid nodules. Our broad ability to serve the thyroid diagnostic market also enables us to enter into research collaborations with biopharmaceutical companies, which is intended to support their development of targeted therapies for genetically defined cancers, including thyroid cancer.

In pulmonology, our Percepta Genomic Sequencing Classifer, or GSC, improves lung cancer diagnosis following an inconclusive bronchoscopy by identifying patients with lung nodules who are at low risk of cancer and may avoid further, invasive procedures and those with a high risk of lung cancer, so they may obtain faster diagnosis and treatment. The test is built upon foundational "field of injury" science - through which genomic changes associated with lung cancer in current and former smokers can be identified with a simple brushing of a person's airway - without the need to sample the often hard-to-reach nodule directly. We commercially introduced the Percepta classifier in 2015, with clinical validation data subsequently published in the New England Journal of Medicine. In June 2019, we launched the next-generation Percepta test, providing expanded lung cancer risk information to further inform treatment decisions. The Percepta classifier is the first product of its kind to be available commercially and the first to obtain Medicare coverage for improved lung cancer diagnosis.

We are currently leveraging the same “field of injury” technology that powers our Percepta classifier to develop a first-of-its-kind, noninvasive nasal swab test that can enable earlier lung cancer diagnosis and ultimately, we believe, help reduce lung cancer deaths. In December 2020, we announced preliminary, cross-validation performance data for our nasal swab classifier showing that the novel genomic test could identify with a high degree of accuracy patients whose lung nodules were high risk for cancer, so they could obtain prompt diagnosis and potential treatment, and patients with low risk of cancer so they could be monitored noninvasively. We are also developing the Percepta Atlas, which – similar to the Afirma XA – is intended to inform treatment decisions by detecting gene alterations in small samples collected at the time of diagnosis. We plan to introduce the nasal swab test and the Percepta Atlas commercially in the United States during the second half of 2021, rounding out our comprehensive lung cancer portfolio designed to answer important clinical questions throughout the patient journey. We plan to complete the development of the nasal swab test on the nCounter instrument for regulatory submission internationally by the end of 2022.

Additionally, our Envisia Genomic Classifier, launched in October 2016, is the first commercial test to improve the diagnosis of IPF among patients with a suspected interstitial lung disease. The Envisia test is also covered for Medicare patients. We are adapting our Envisia classifier for use on the nCounter system so that the test may be offered to physicians and patients in international markets by hospitals and laboratories that will perform the test locally. We expect to introduce the test before the end of 2021.

Further, our LymphMark test is in development for use on the nCounter platform as an aid in disease characterization and prognosis to support disease management for patients newly diagnosed with diffuse large B-cell lymphoma, or DLBCL. The LymphMark test utilizes gene-expression profiling of RNA extracted from formalin-fixed paraffin-embedded tissue to classify the “cell of origin” subtype of DLBCL tumors.

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

Financial Overview

Testing Revenue

Through December 31, 2020, we derived a substantial majority of our revenue from the sale of Afirma delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of cash collection from the third-party payer and individual patients. Third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Year Ended December 31,
	2020	2019	2018
Medicare	24%	26%	29%
UnitedHealthcare	11%	11%	12%
	35%	37%	41%

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

Cost of Biopharmaceutical Revenue

Our cost of biopharmaceutical revenue are the costs of performing activities under arrangements that require us to perform research and development services on behalf of a customer pursuant to a biopharmaceutical service agreement, and is mainly comprised of compensation expense and pass through costs.

Research and Development

Research and development expenses include expenses incurred to develop our technology, collect clinical samples and conduct clinical studies to develop and support our products and pipeline. These expenses consist of compensation expenses, direct research and development expenses such as prototype materials, laboratory supplies and costs associated with setting up and conducting clinical studies at domestic and international sites, professional fees, depreciation and amortization, other miscellaneous expenses and allocation of facility and information technology expenses. We expense all research and development costs in the periods in which they are incurred. We expect to incur significant research and development expenses as we continue to invest in research and development activities related to developing additional products and evaluating various platforms. We incurred research and development expenses on ongoing evidence development for our Afirma, Percepta and Envisia classifiers in 2019. We incurred a majority of our research and development expenses in year ended December 31, 2020 in support of our pipeline products, and expect this to continue in 2021 and beyond.

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

General and Administrative

General and administrative expenses include compensation expenses for executive officers and administrative, billing and client service personnel, professional fees for legal and audit services, occupancy costs, depreciation and amortization, and other expenses such as information technology and miscellaneous expenses offset by allocation of facility and information technology expenses to other functions. For the year ended December 31, 2020, approximately 62% of the average headcount classified as general and administrative encompass our billing and customer care teams. We expect general and administrative expenses to continue to increase as we build our general and administration infrastructure and to stabilize thereafter.

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

Critical Accounting Policies and Estimates

Our management's discussion and analysis of our financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates.

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

Biopharmaceutical and Collaboration Revenue

From time to time, we enter into arrangements for the research and development and/or commercialization of services. Such arrangements may require us to deliver various rights, services and/or samples, including intellectual property rights/licenses, research and development services, and/or commercialization of services. The underlying terms of these arrangements generally provide for consideration to us in the form of nonrefundable upfront license fees, development and commercial performance milestone payments, expense reimbursement, royalty payments and/or profit sharing. Net sales of data or other services to our customers are recognized in accordance with ASC 606 and are classified under biopharmaceutical revenue. Certain milestone payments fall under the scope of ASC Topic 808, and are classified under collaboration revenue. Payments received that are not sales or services to a customer or collaboration revenue are recorded as offsets against research and development expense in our consolidated statements of operations and comprehensive loss.

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

Other Significant Accounting Policies

Acquisitions

We first determine whether a set of assets acquired and liabilities assumed constitute a business and should be accounted for as a business combination. If the assets acquired are not a business, we account for the transaction as an asset acquisition. Business combinations are accounted for by using the acquisition method of accounting. Under the acquisition method, assets acquired, and liabilities assumed are recorded at their respective fair values as of the acquisition date in our consolidated financial statements. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill.  Contingent consideration obligations incurred in connection with a business combination are recorded at fair value on the acquisition date and remeasured at each subsequent reporting period until the related contingencies are resolved, with the resulting changes in fair value recorded in earnings. The estimation of the fair value of the contingent consideration is based on the present value of the expected payments calculated by assessing the likelihood of when the related milestones would be achieved, discounted using the our estimated borrowing rate.

Finite-lived Intangible Assets

Finite-lived intangible assets consist of intangible assets acquired as part of business combinations. We amortize finite-lived intangible assets using the straight-line method over their estimated useful lives of 5 to 15 years, based on management's estimate of the period over which their economic benefits will be realized, product life and patent life. We test these finite-lived intangible assets for impairment when events or circumstances indicate a reduction in the fair value below their carrying amounts. There was no impairment recognized during the years ended December 31, 2020, 2019, or 2018.

Goodwill

Goodwill is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate that it may be impaired. Our goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. We have determined that we operate in a single segment and have a single reporting unit associated with the development and commercialization of diagnostic products. In the event we determine that it is more likely than not the carrying value of the reporting unit is higher than its fair value, quantitative testing is performed comparing recorded values to estimated fair values. If impairment is present, the impairment loss is measured as the excess of the recorded goodwill over its implied fair value. We perform our annual evaluation of goodwill during the fourth quarter of each fiscal year. There was no impairment recognized during the years ended December 31, 2020, 2019, or 2018.

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

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019 (in thousands, except percentages)

	Year Ended December 31,
	2020	Change	%	2019
Revenue:
Testing revenue	$101,970	$(5,385)	(5)%	$107,355
Product revenue	9,845	8,922	967%	923
Biopharmaceutical revenue	5,668	(2,422)	(30)%	8,090
Collaboration revenue	—	(4,000)	(100)%	4,000
Total revenue	117,483	(2,885)	(2)%	120,368
Operating expense:
Cost of testing revenue	35,913	(164)	—%	36,077
Cost of product revenue	4,921	4,475	1,003%	446
Cost of biopharmaceutical revenue	621	621	NM	—
Research and development	17,204	2,353	16%	14,851
Selling and marketing	52,389	(1,302)	(2)%	53,691
General and administrative	36,729	7,700	27%	29,029
Intangible asset amortization	5,095	3,694	264%	1,401
Total operating expenses	152,872	17,377	13%	135,495
Loss from operations	(35,389)	(20,262)	(134)%	(15,127)
Interest expense	(229)	448	(66)%	(677)
Other income, net	709	(2,496)	(78)%	3,205
Net loss and comprehensive loss	$(34,909)	$(22,310)	(177)%	$(12,599)
Other Operating Data:
Genomic classifiers reported	37,401	(2,211)	(6)%	39,612
Product tests sold	7,088	6,408	942%	680
Total test volume	44,489	4,197	10%	40,292

Depreciation and amortization expense	$7,944	$3,827	93%	$4,117
Stock-based compensation expense	$12,995	$3,188	33%	$9,807

Revenue

During the second half of March 2020, we began to experience a significant decline in the volume of samples received due to COVID-19, resulting in a significant decline in revenue. Revenue decreased $2.9 million, or 2%, for the year ended December 31, 2020 compared to 2019. This was primarily due to a $5.4 million decrease in testing revenue from a 6% decrease in our Afirma, Percepta, and Envisia genomic classifiers reported, and a $4.0 million decrease in collaboration revenue, partially offset by an $8.9 million increase in product revenue from sales of Prosigna. Product sales began in December 2019, when we acquired the rights to Prosigna from NanoString. We also make adjustments, as necessary, for testing revenue accrued in prior periods as collections are made if the amount we expect to collect changes. The adjustment for testing revenue accrued in prior periods was $1.5 million and $1.6 million for the years ended December 31, 2020 and 2019, respectively, a net decrease of $0.1 million between the years. Biopharmaceutical revenue decreased $2.4 million, primarily due to $7.0 million for the provision of data for the year ended December 31, 2019 whereas biopharmaceutical revenue primarily consisted of $1.5 million for the provision of data, $1.0 million for the sale of commercial and development rights to CareDx, $1.0 million of milestones and $1.8 million for development services for the year ended December 31, 2020. Collaboration revenue in the year ended December 31, 2019 was derived from the fulfillment of development milestones.

Comparison of revenue for the years ended December 31, 2019 and 2018 is included in Item 8 of Part II of the Annual Report on Form 10-K filed with the Securities and Exchange Commission dated February 25, 2020. There was no product revenue or collaboration revenue in 2018.

Cost of revenue

Comparison of the years ended December 31, 2020 and 2019 was as follows (in thousands of dollars, except percentages):

	Year Ended December 31,
	2020	Change	%	2019
Cost of testing revenue:
Laboratory expense	$19,287	$(879)	(4)%	$20,166
Sample collection expense	4,241	(560)	(12)%	4,801
Compensation expense	7,130	1,117	19%	6,013
License fees and royalties	52	42	420%	10
Depreciation and amortization	1,055	35	3%	1,020
Other expenses	1,621	(128)	(7)%	1,749
Allocations	2,527	209	9%	2,318
Total	$35,913	$(164)	—%	$36,077

Cost of product revenue:
Product costs	$4,032	$3,586	804%	$446
License fees and royalties	870	870	NM	—
Depreciation and amortization	19	19	NM	—
Total	$4,921	$4,475	1,003%	$446

Cost of biopharmaceutical revenue:
Compensation expense	$150	$150	NM	$—
Other expenses	471	471	NM	—
Total	$621	$621	NM	$—

Cost of testing revenue decreased $0.2 million for the year ended December 31, 2020 compared to 2019. The decrease in laboratory costs was primarily related to a 6% decrease in the volume of genomic classifiers reported partially offset by a $1.1 million write-down of supplies for the expiration of reagents due to a decline in volumes resulting from the COVID-19 pandemic. The decrease in sample collection costs primarily related to the 6% decrease in the volume of genomic classifiers reported. The increase in compensation expense primarily relates to an average laboratory headcount increase of 8%.

Cost of product revenue is related to sales of Prosigna, which commenced in December 2019.

Cost of biopharmaceutical revenue includes labor costs incurred by our employees working on biopharmaceutical customer projects and pass-through expenses incurred on these projects. Biopharmaceutical revenue recognized in 2019 was mainly for the sale of sequencing data and had no related costs.

Comparison of cost of testing revenue for the years ended December 31, 2019 and 2018 are included in Item 8 of Part II of the Annual Report on Form 10-K filed with the Securities and Exchange Commission dated February 25, 2020. There was no cost of product or biopharmaceutical revenue in 2018.

Research and development

Comparison of the years ended December 31, 2020 and 2019 was as follows (in thousands of dollars, except percentages):

	Year Ended December 31,
	2020	Change	%	2019
Research and development expense
Compensation expense	$11,658	$2,214	23%	$9,444
Direct research and development expense	2,984	60	2%	2,924
Professional fees	763	215	39%	548
Depreciation and amortization	242	(45)	(16)%	287
Other expenses	225	(218)	(49)%	443
Allocations	1,332	127	11%	1,205
Total	$17,204	$2,353	16%	$14,851

Research and development expense increased $2.4 million or 16% for the year ended December 31, 2020 compared to 2019. Compensation expense increased $2.2 million, primarily due to a 13% increase in average headcount and higher stock-based compensation expense from the increase in our stock price over the last two years.

Comparison of research and development expense for the years ended December 31, 2019 and 2018 are included in Item 8 of Part II of the Annual Report on Form 10-K filed with the Securities and Exchange Commission dated February 25, 2020.

Selling and marketing

Comparison of the years ended December 31, 2020 and 2019 was as follows (in thousands of dollars, except percentages):

	Year Ended December 31,
	2020	Change	%	2019
Selling and marketing expense:
Compensation expense	$39,111	$5,872	18%	$33,239
Direct marketing expense	3,722	(2,293)	(38)%	6,015
Professional fees	1,459	(775)	(35)%	2,234
Other expenses	4,381	(4,627)	(51)%	9,008
Allocations	3,716	521	16%	3,195
Total	$52,389	$(1,302)	(2)%	$53,691

Selling and marketing expense decreased $1.3 million, or 2%, for the year ended December 31, 2020 compared to 2019. The increase in compensation expense was due to a 24% increase in average headcount, higher incentive compensation and higher stock-based compensation expense partially offset by the temporary furloughing of employees beginning in April 2020. The decrease in direct marketing expense was due to lower general marketing expenditures. The decrease in other expenses was primarily due to decreased travel and entertainment expenses as a result of COVID-19 travel restrictions.

Comparison of selling and marketing expense for the years ended December 31, 2019 and 2018 are included in Item 8 of Part II of the Annual Report on Form 10-K filed with the Securities and Exchange Commission dated February 25, 2020.

General and administrative

Comparison of the years ended December 31, 2020 and 2019 was as follows (in thousands of dollars, except percentages):

	Year Ended December 31,
	2020	Change	%	2019
General and administrative expense:
Compensation expense	$22,875	$4,338	23%	$18,537
Professional fees	10,342	1,488	17%	8,854
Occupancy costs	2,671	153	6%	2,518
Depreciation and amortization	1,533	125	9%	1,408
Other expenses	6,883	2,453	55%	4,430
Allocations	(7,575)	(857)	13%	(6,718)
Total	$36,729	$7,700	27%	$29,029

General and administrative expense increased $7.7 million, or 27%, for the year ended December 31, 2020 compared to 2019. The increase in compensation expense was primarily due to higher stock-based compensation expense from the increase in our stock price and a 4% increase in average headcount. The increase in professional fees was primarily consulting, accounting and legal-related. The increase in other expenses was primarily due to a $1.5 million revaluation of the contingent consideration for the NanoString transaction and a $1.0 million impairment loss on the equity investment in MAVIDx. General and administrative expenses related to occupancy costs and information technology costs are allocated monthly to general and administrative expense, selling and marketing expense, research and development expense, and cost of testing revenue based on the headcount and employee location.

Comparison of general and administrative expense for the years ended December 31, 2019 and 2018 are included in Item 8 of Part II of the Annual Report on Form 10-K filed with the Securities and Exchange Commission dated February 25, 2020.

Interest expense

Interest expense decreased $0.4 million, or 66%, for the year ended December 31, 2020 compared to 2019, primarily due to the prepayment of $24.9 million of the principal amount of our Term Loan Advance 2019. The average Term Loan Advance interest rate was 5.4% and 6.7% for the years ended December 31, 2020 and 2019, respectively.

Comparison of interest expense for the years ended December 31, 2019 and 2018 are included in Item 8 of Part II of the Annual Report on Form 10-K filed with the Securities and Exchange Commission dated February 25, 2020.

Other income, net

Other income, net, decreased $2.5 million for the year ended December 31, 2020 compared to 2019, primarily due to lower dividend and interest income from our investments and cash and cash equivalents.

Comparison of Other income, net, for the years ended December 31, 2019 and 2018 are included in Item 8 of Part II of the Annual Report on Form 10-K filed with the Securities and Exchange Commission dated February 25, 2020.

Liquidity and Capital Resources

From inception through December 31, 2020, we have been financed primarily through net proceeds from the sale of our equity securities. We have incurred net losses since our inception. For the years ended December 31, 2020, 2019 and 2018, we had net losses of $34.9 million, $12.6 million and $23.0 million, respectively, and we expect to incur additional losses in 2021 and potentially in future years. As of December 31, 2020, we had an accumulated deficit of $281.6 million.

In February 2021, we entered into an agreement to acquire Decipher for $600 million in cash which is expected to close by April 2021. On February 9, 2021, we issued and sold 8,547,297 shares of common stock in a registered public offering for net proceeds of $593.8 million.

We believe our existing cash and cash equivalents of $349.4 million as of December 31, 2020, our February 2021 equity offering proceeds, our available revolving line of credit, and our revenue during the next 12 months will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We expect that our near- and longer-term liquidity requirements will continue to consist of costs to run our laboratories, research and development expenses, selling and marketing expenses, general and administrative expenses, working capital, costs to service our Loan and Security Agreement (See Note 8 to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information about our Loan and Security Agreement), capital expenditures and general corporate expenses associated with the growth of our business. However, we may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to generate revenue to finance our cash requirements, including due to the impacts of the COVID-19 pandemic, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. If we raise funds by issuing equity securities, dilution to stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, restrictions on our cash pursuant to the terms of our Loan and Security Agreement and other operating restrictions that could adversely affect our ability to conduct our business. Our Loan and Security Agreement imposes restrictions on our operations, increases our fixed payment obligations and has restrictive covenants. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third-party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives, or forgo potential acquisitions or investments. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to us.

Public Offering of Common Stock

On February 9, 2021, we issued and sold 8,547,297 shares of common stock in a registered public offering, including 1,114,864 shares issued and sold upon the underwriters' exercise in full of their option to purchase additional shares, at a price to the public of $74.00 per share. Our net proceeds from the offering were $593.8 million, after deducting underwriting commissions and offering expenses of $38.7 million.

In August 2020, we issued and sold 6,900,000 shares of common stock in a registered public offering, including 900,000 shares issued and sold upon the underwriters’ exercise in full of their option to purchase additional shares, at a price to the public of $30.00 per share. Our net proceeds from the offering were approximately $193.8 million, after deducting underwriting discounts and commissions and offering expenses of $13.2 million.

In May 2019, we issued and sold 6,325,000 shares of common stock in a registered public offering, including 825,000 shares issued and sold upon the underwriters’ exercise in full of their option to purchase additional shares, at a price to the public of $23.25 per share. Our net proceeds from the offering were approximately $137.8 million, after deducting underwriting discounts and commissions and offering expenses of $9.2 million.

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

Loan and Security Agreement
On November 3, 2017, we entered into the Loan and Security Agreement with Silicon Valley Bank. The Loan and Security Agreement allows us to borrow up to $35.0 million, with a $25.0 million term loan, or Term Loan, and a revolving line of credit of up to $10.0 million, or the Revolving Line of Credit, subject to, with respect to the Revolving Line of Credit, a borrowing base of 85% of eligible accounts receivable. The Term Loan was advanced upon the closing of the Loan and Security Agreement. Borrowings under the Loan and Security Agreement mature in October 2022. The Term Loan bears interest at a variable rate equal to (i) the thirty-day U.S. London Interbank Offer Rate, or LIBOR, plus (ii) 4.20%, with a minimum rate of 5.43% per annum. Principal amounts outstanding under the Revolving Line of Credit bear interest at a variable rate equal to (i) LIBOR plus (ii) 3.50%, with a minimum rate of 4.70% per annum. We are also required to pay an annual facility fee on the Revolving Line of Credit of $25,000. The average Term Loan Advance interest rate for the year ended December 31, 2020 was 5.4%.
We may prepay the outstanding principal amount under the Term Loan plus accrued and unpaid interest and, if the Term Loan is repaid in full, a prepayment premium of $250,000. In addition, a final payment on the Term Loan in the amount of $1.2 million is due upon the earlier of the maturity date of the Term Loan or its payment in full. In January 2019, May 2019 and August 2020, we prepaid $12.5 million, $12.4 million and $0.1 million of the principal amount of the Term Loan Advance, respectively, and did not incur any prepayment premium as we did not repay the Term Loan Advance in full. As of December 31, 2020, the principal balance outstanding was one dollar.

The Loan and Security Agreement contains customary representations, warranties, and events of default, as well as affirmative and negative covenants. As of December 31, 2020, we were in compliance with debt covenants.
Our obligations under the Loan and Security Agreement are secured by substantially all of our assets (excluding intellectual property), subject to certain customary exceptions.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2020, 2019 and 2018 (in thousands of dollars):

	Years Ended December 31,
	2020	2019	2018
Net cash used in operating activities	$(9,711)	$(3,232)	$(13,521)
Net cash used in investing activities	(3,837)	(42,733)	(1,874)
Net cash provided by financing activities	203,595	127,287	59,499

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2020 was $9.7 million. The net loss of $34.9 million includes non-cash charges of $13.0 million of stock-based compensation expense, $7.9 million of depreciation and amortization, which includes $5.1 million of intangible asset amortization, a $1.1 million write-down of supplies, noncash lease expense of $1.0 million, impairment loss of $1.0 million and a $1.5 million expense for the revaluation of the contingent consideration related to the NanoString transaction. Cash used as a result of changes in operating assets and liabilities was $0.5 million, primarily comprised of a decrease in accrued liabilities of $0.9 million, a decrease in operating lease liability of $1.4 million, and an increase in prepaid expense and other current assets of $1.0 million, partially offset by a decrease in accounts receivable of $1.0 million, and an increase in accounts payable of $0.7 million and a decrease in supplies of $1.1 million.

Cash used in operating activities for the year ended December 31, 2019 was $3.2 million. The net loss of $12.6 million includes non-cash charges of $9.8 million of stock-based compensation expense and $4.1 million of depreciation and amortization, which includes $1.4 million of intangible asset amortization, noncash lease expense of $1.0 million, and $0.2 million of end-of-term debt obligation accruals. Cash used as a result of changes in operating assets and liabilities was $5.9 million, primarily comprised of an increase in accounts receivable of $6.2 million, an increase in supplies of $3.4 million, a decrease in operating lease liability of $1.2 million and an increase in other assets of $0.4 million, partially offset by an increase in accrued liabilities and deferred rent of $5.2 million.

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

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2020 was $2.8 million for the acquisition of property and equipment and $1.0 million for the purchase of equity securities of MAVIDx, Inc.

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

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2020 was $203.6 million, consisting of $193.8 million in net proceeds from the issuance of common stock in a public offering in August 2020, $13.7 million in proceeds from the exercise of options to purchase our common stock and purchase of stock under our Employee Stock Purchase Plan, or ESPP, partially offset by $3.8 million in tax payments during the period related to the vesting of restricted stock units granted to employees.

Cash provided by financing activities for the year ended December 31, 2019 was $127.3 million, consisting of $137.8 million in net proceeds from the issuance of common stock in a public offering in May 2019 and $15.6 million in proceeds from the exercise of options to purchase our common stock and purchase of stock under our ESPP, during the year, partially offset by $24.9 million of loan principal repayments, $1.0 million in tax payments during the period related to the vesting of restricted stock units granted to employees and finance lease payments of $0.3 million.

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

Contractual Obligations

The following table summarizes certain contractual obligations as of December 31, 2020 (in thousands of dollars):

	Payments Due by Period
	Fiscal Year 2021	Fiscal Year 2022 to 2023	Fiscal Year 2024 to 2025	Fiscal Year 2026 and Beyond	Total
Operating lease obligations (1)	$2,401	$5,015	$5,299	$1,542	$14,257
Long-term debt obligations (2)	—	1,188	—	—	1,188
Supplies purchase commitments	3,949	820	—	—	4,769
Total	$6,350	$7,023	$5,299	$1,542	$20,214
(1) Represents minimum operating lease payments under operating leases for facilities.
(2) Debt obligations include principal, estimate of variable rate interest and end-of-term debt obligation. In January 2019, May 2019 and August 2020, we paid off $12.5 million, $12.4 million and $0.1 million of principal from our Loan and Security Agreement, respectively.

In February 2021, we entered into an agreement to acquire Decipher for $600 million in cash which is expected to close by April 2021.

Off-balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings and report credit losses using an expected losses model rather than the incurred losses model that was previously used, and establishes additional disclosures related to credit risks. This guidance became effective for us beginning January 1, 2020. Based on the composition of our trade receivables, investment portfolio and other financial assets, current economic conditions and historical credit loss activity, the adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

In August 2018 the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard clarifies the accounting for implementation costs in cloud computing arrangements by aligning the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. This standard became effective for us on January 1, 2020 and was adopted on a prospective basis with no material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. ASU 2018-13 removed the following disclosure requirements: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. Additionally, this update added the following disclosure requirements: (1) the changes in unrealized gains and losses for the period included in other comprehensive income and loss for recurring Level 3 fair value measurements held at the end of the reporting period; (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 became effective for us beginning January 1, 2020 and the adoption of ASU 2018-13 did not have a material impact on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $349.4 million as of December 31, 2020 which consisted of bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Veracyte, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Veracyte, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Veracyte, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 22, 2021 expressed an unqualified opinion thereon.
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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue from diagnostic services
Description of the Matter
During the year ended December 31, 2020, the Company’s revenue from diagnostic services was approximately $102.0 million. As discussed in Note 2, the Company’s diagnostic services revenue is recognized upon the delivery of test results to the prescribing physician, at which time the Company bills for its services. The Company recognizes revenue related to billings based on estimates of the amount that will ultimately be realized.

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
Redwood City, California
February 22, 2021

VERACYTE, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$349,364	$159,317
Accounts receivable	18,461	19,329
Supplies	4,657	6,806
Prepaid expenses and other current assets	3,197	2,235
Total current assets	375,679	187,687
Property and equipment, net	8,990	8,933
Right-of-use assets - operating lease	7,843	8,808
Finite-lived intangible assets, net	59,924	65,019
Goodwill	2,725	2,725
Restricted cash	603	603
Other assets	1,399	1,437
Total assets	$457,163	$275,212
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,116	$2,328
Accrued liabilities	11,705	13,734
Current portion of deferred revenue	371	—
Current portion of operating lease liability	1,589	1,407
Total current liabilities	16,781	17,469
Long-term debt	810	694
Deferred revenue, net of current portion	829	—
Acquisition related contingent consideration	7,594	6,088
Operating lease liability, net of current portion	9,917	11,506
Total liabilities	35,931	35,757
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 58,200,526 and 49,625,341 shares issued and outstanding as of December 31, 2020 and 2019, respectively	58	50
Additional paid-in capital	702,768	486,090
Accumulated deficit	(281,594)	(246,685)
Total stockholders' equity	421,232	239,455
Total liabilities and stockholders' equity	$457,163	$275,212

The accompanying notes are an integral part of these consolidated financial statements.

VERACYTE, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Testing revenue	$101,970	$107,355	$91,058
Product revenue	9,845	923	—
Biopharmaceutical revenue	5,668	8,090	950
Collaboration revenue	—	4,000	—
Total revenue	117,483	120,368	92,008

Operating Expenses:
Cost of testing revenue	35,913	36,077	33,078
Cost of product revenue	4,921	446	—
Cost of biopharmaceutical revenue	621	—	—
Research and development	17,204	14,851	14,820
Selling and marketing	52,389	53,691	41,313
General and administrative	36,729	29,029	23,963
Intangible asset amortization	5,095	1,401	1,067
Total operating expenses	152,872	135,495	114,241
Loss from operations	(35,389)	(15,127)	(22,233)
Interest expense	(229)	(677)	(1,963)
Other income, net	709	3,205	1,197
Net loss and comprehensive loss	$(34,909)	$(12,599)	$(22,999)
Net loss per common share, basic and diluted	$(0.66)	$(0.27)	$(0.62)
Shares used to compute net loss per common share, basic and diluted	53,239,231	46,138,177	37,020,246

The accompanying notes are an integral part of these consolidated financial statements.

VERACYTE, INC.

Consolidated Statements of Stockholders' Equity

(in thousands)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2017	34,210	$34	$248,278	$(211,087)	$37,225
Sale of common stock in a public offering, net of offering costs of $3,890	5,750	6	55,032	—	55,038
Issuance of common stock on exercise of stock options and vesting of restricted stock units	756	1	3,462	—	3,463
Issuance of common stock under employee stock purchase plan (ESPP)	147	—	790	—	790
Tax portion of vested restricted stock units	—	—	(30)	—	(30)
Stock-based compensation expense (employee)	—	—	5,602	—	5,602
Stock-based compensation expense (non-employee)	—	—	24	—	24
Stock-based compensation expense (ESPP)	—	—	332	—	332
Legal settlement from short-swing profits, net of tax	—	—	310	—	310
Net loss and comprehensive loss	—	—	—	(22,999)	(22,999)
Balance at December 31, 2018	40,863	41	313,800	(234,086)	79,755
Sale of common stock in a public offering, net of offering costs of $9,208	6,325	6	137,842	—	137,848
Issuance of common stock on exercise of stock options and vesting of restricted stock units	1,924	2	14,353	—	14,355
Issuance of common stock under ESPP	136	—	1,266	—	1,266
Issuance of common stock for acquisition	377	1	9,999	—	10,000
Tax portion of vested restricted stock units	—	—	(977)	—	(977)
Stock-based compensation expense (employee)	—	—	8,883	—	8,883
Stock-based compensation expense (non-employee)	—	—	181	—	181
Stock-based compensation expense (ESPP)	—	—	743	—	743
Net loss and comprehensive loss	—	—	—	(12,599)	(12,599)
Balance at December 31, 2019	49,625	50	486,090	(246,685)	239,455
Sale of common stock in a public offering, net of offering costs of $13,169	6,900	7	193,824	—	193,831
Issuance of common stock on exercise of stock options and vesting of restricted stock units	1,573	1	11,667	—	11,668
Issuance of common stock under ESPP	103	—	2,037	—	2,037
Tax portion of vested restricted stock units	—	—	(3,845)	—	(3,845)
Stock-based compensation expense (employee)	—	—	12,017	—	12,017
Stock-based compensation expense (non-employee)	—	—	51	—	51
Stock-based compensation expense (ESPP)	—	—	927	—	927
Net loss and comprehensive loss	—	—	—	(34,909)	(34,909)
Balance at December 31, 2020	58,201	$58	$702,768	$(281,594)	$421,232

  The accompanying notes are an integral part of these consolidated financial statements.

VERACYTE, INC.

Consolidated Statements of Cash Flows

(in thousands of dollars)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net loss	$(34,909)	$(12,599)	$(22,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,944	4,117	3,920
Gain on disposal of property and equipment	—	(23)	—
Stock-based compensation	12,995	9,807	5,958
Other income	—	—	(93)
Amortization and write-off of debt discount and issuance costs	—	83	32
Interest on end-of-term debt obligation	216	229	312
Write-down of excess supplies	1,088	—	—
Noncash lease expense	964	1,034	—
Revaluation of acquisition-related contingent consideration	1,506	—	—
Impairment loss	1,000	—	—
Effect of foreign currency on operations	(34)	—	—
Changes in operating assets and liabilities:
Accounts receivable	955	(6,161)	(452)
Supplies	1,061	(3,404)	1,922
Prepaid expenses and other current assets	(970)	154	(517)
Other assets	37	(351)	(760)
Operating lease liability	(1,407)	(1,205)	—
Accounts payable	711	(141)	(1,568)
Accrued liabilities, deferred revenue and deferred rent	(868)	5,228	724
Net cash used in operating activities	(9,711)	(3,232)	(13,521)
Investing activities
Purchases of property and equipment	(2,837)	(2,756)	(1,874)
Purchase of equity securities	(1,000)	—	—
Cash paid for acquisition	—	(40,000)	—
Proceeds from the sale of property and equipment	—	23	—
Net cash used in investing activities	(3,837)	(42,733)	(1,874)
Financing activities
Proceeds from issuance of common stock in a public offering, net of issuance costs	193,831	137,848	55,038
Payment of long-term debt	(100)	(24,900)	—
Proceeds from legal settlement regarding short-swing profits	—	—	403
Payment of financial lease liability	—	(308)	(292)
Payment of taxes on vested restricted stock units	(3,845)	(977)	(30)
Proceeds from the exercise of common stock options and employee stock purchases	13,709	15,624	4,380
Net cash provided by financing activities	203,595	127,287	59,499
Net increase in cash, cash equivalents and restricted cash	190,047	81,322	44,104
Cash, cash equivalents and restricted cash at beginning of year	159,920	78,598	34,494
Cash, cash equivalents and restricted cash at end of year	$349,967	$159,920	$78,598

Supplementary cash flow information of non-cash investing and financing activities:
Shares issued for purchase consideration for a business combination	$—	$10,000	$—
Deferred purchase consideration for a business combination	—	6,088	—
Purchases of property and equipment included in accounts payable and accrued liabilities	294	226	273
Supplementary cash flow information:
Cash paid for interest on debt	13	332	1,547
Cash paid for tax	112	35	79

Cash, Cash Equivalents and Restricted Cash:

	December 31,
	2020	2019	2018
Cash and cash equivalents	$349,364	$159,317	$77,995
Restricted cash	603	603	603
Total cash, cash equivalents and restricted cash	$349,967	$159,920	$78,598

 The accompanying notes are an integral part of these consolidated financial statements.

VERACYTE, INC.
Notes to Consolidated Financial Statements

1. Organization and Description of Business

Veracyte, Inc. (“Veracyte” or the “Company”) is a global genomic diagnostics company that improves patient care by providing answers to clinical questions to inform diagnosis and treatment decisions throughout the patient journey in cancer and other diseases. The Company’s growing menu of genomic tests leverage advances in genomic science and technology to change care for patients, enabling them to avoid risky, costly procedures and quicken time to appropriate treatment. With Veracyte’s exclusive global access to the nCounter Analysis System, the Company is positioned to deliver its tests to patients worldwide through laboratories and hospitals that can perform the tests locally.

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

Thyroid Cancer - Afirma Genomic Sequencing Classifier and Xpression Atlas. The Company's Afirma offerings comprise the Afirma GSC and Xpression Atlas, or Afirma XA, which help guide next steps for patients with potentially cancerous thyroid nodules. The offerings are intended to provide physicians with clinically actionable results from a single fine needle aspiration, or FNA, biopsy. The Afirma GSC was developed with RNA whole-transcriptome sequencing and machine learning, and is used to identify patients with benign thyroid nodules among those with indeterminate cytopathology results in order to rule out unnecessary thyroid surgery.

The Afirma XA complements the Afirma GSC by providing genomic alteration content from the same FNA samples used in Afirma GSC testing to help physicians decide with greater confidence on the surgical or therapeutic pathway for their patients. The Company commercially launched the Afirma XA in 2018 and in April 2020 introduced an expanded version of the test, which includes significantly more genomic content.

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

The Company performs its genomic tests for thyroid cancer, lung cancer and IPF in its CLIA-certified laboratory in South San Francisco, California. In December 2019, the Company acquired from NanoString the exclusive global diagnostics

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

license to the nCounter Analysis System and the Prosigna breast cancer prognostic gene signature assay, which is commercially available, and the LymphMark lymphoma subtyping assay, which is in development. Both tests are designed for use on the nCounter Analysis System. The Prosigna test kits and associated products are sold to laboratories and hospitals in global markets.

The Company’s approach also provides multiple opportunities for partnerships with biopharmaceutical and diagnostic testing companies. In developing its products, the Company has built or gained access to unique biorepositories, proprietary technology and bioinformatics that it believes are important to the development of new targeted therapies, determining clinical trial eligibility and guiding treatment selection. Additionally, the Company believes that the nCounter Analysis System provides an attractive distributed platform for other diagnostic companies seeking to make their genomic tests available to global markets.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, which was created in 2019 to process certain administrative functions associated with the business combination in Note 4. Business Combination. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior period balances have been reclassified to conform to current period presentation of the Company’s consolidated financial statements and accompanying notes. Such reclassifications have no effect on previously reported results of operations, accumulated deficit, subtotals of operating, investing or financing cash flows or consolidated balance sheet totals; however, for the year ended December 31, 2019, the Company reclassified $1.0 million of changes in operating assets and liabilities to noncash lease expense in the statement of cash flows.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates include: revenue recognition; write-down of supplies; the useful lives of property and equipment; the recoverability of long-lived assets; the incremental borrowing rate for leases; the estimation of the fair value of intangible assets and contingent consideration; variable interest entity assessment; impairment of equity investment, at cost; stock options; income tax uncertainties, including a valuation allowance for deferred tax assets; reserve on accounts receivable and contingencies. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recognized revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and assumptions.

Liquidity

The Company has incurred net losses since its inception and as of December 31, 2020, the Company had an accumulated deficit of $281.6 million. The Company believes its cash and cash equivalents of $349.4 million as of December 31, 2020, its February 2021 equity offering, and its revenue from sales in 2021 will be sufficient to meet its anticipated cash requirements through at least February 2022.

In February 2021, we entered into an agreement to acquire Decipher Biosciences, Inc., or Decipher, for $600 million in cash. See Note 15. Subsequent Events for more information on the acquisition.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

On February 9, 2021, the Company issued and sold 8,547,297 shares of common stock in a registered public offering, including 1,114,864 shares issued and sold upon the underwriters' exercise in full of their option to purchase additional shares, at a price to the public of $74.00 per share. The Company's net proceeds from the offering were $593.8 million, after deducting underwriting commissions and offering expenses of $38.7 million.

In August 2020, the Company issued and sold 6,900,000 shares of common stock in a registered public offering, including 900,000 shares issued and sold upon the underwriters' exercise in full of their option to purchase additional shares, at a price to the public of $30.00 per share. The Company's net proceeds from the offering were approximately $193.8 million, after deducting underwriting commissions and offering expenses of $13.2 million.

In May 2019, the Company issued and sold 6,325,000 shares of common stock in a registered public offering, including 825,000 shares issued and sold upon the underwriters' exercise in full of their option to purchase additional shares, at a price to the public of $23.25 per share. The Company's net proceeds from the offering were approximately $137.8 million, after deducting underwriting commissions and offering expenses of $9.2 million.

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

In November 2017, the Company entered into a Loan and Security Agreement and drew down a term loan advance of $25.0 million of which the entire amount was used to pay the outstanding balance of the Company's previous long-term debt as discussed in Note 8. Debt.

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

Concentrations of Credit Risk and Other Risks and Uncertainties

The worldwide spread of coronavirus, or COVID-19, has created significant uncertainty in the global economy. There have been no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of COVID-19 and the extent to which COVID-19 impacts the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict. If the financial markets or the overall economy are impacted for an extended period, the Company’s liquidity, revenues, supplies, goodwill and intangibles may be adversely affected. The Company considers the effects of the COVID-19 pandemic in developing our estimates.

The majority of the Company's cash and cash equivalents are deposited with one major financial institution in the United States. Deposits in this institution may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Several of the components of the Company's sample collection kit and test reagents, and its nCounter Analysis Systems and related test kits are obtained from single-source suppliers. If these single-source suppliers fail to satisfy the Company's requirements on a timely basis, it could suffer delays in being able to deliver its diagnostic solutions, a possible loss of revenue, or incur higher costs, any of which could adversely affect its operating results.

The Company is also subject to credit risk from its accounts receivable related to its sales. Credit risk for accounts receivable from testing revenue is incorporated in testing revenue accrual rates as the Company assesses historical collection rates and current developments to determine accrual rates and amounts the Company will ultimately collect. The Company generally does not perform evaluations of customers’ financial condition for testing revenue and generally does not require

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

collateral. The Company assesses credit risk and the amount of accounts receivable the Company will ultimately collect for product, biopharmaceutical and collaboration revenue based on collection history, current developments and credit worthiness of the customer. The estimate of credit losses is not material at December 31, 2020.

Through December 31, 2020, most of the Company's revenue have been derived from the sale of Afirma. To date, Afirma has been delivered primarily to physicians in the United States. The Company's third-party payers and other customers in excess of 10% of revenue and their related revenue as a percentage of total revenue were as follows:

	Year Ended December 31,
	2020	2019	2018
Medicare	24%	26%	29%
UnitedHealthcare	11%	11%	12%
	35%	37%	41%

The Company's significant third-party payers and other customers in excess of 10% of total accounts receivable and their related accounts receivable balance as a percentage of total accounts receivable were as follows:

	As of December 31,
	2020	2019
Medicare	13%	15%
UnitedHealthcare	12%	9%
Johnson and Johnson Services, Inc.	*	10%
* less than 10%

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

Restricted Cash

The Company had deposits of $603,000 included in long-term assets as of December 31, 2020 and December 31, 2019, restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of the Company's South San Francisco facility.

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

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

combination are recorded at fair value on the acquisition date and remeasured at each subsequent reporting period until the related contingencies are resolved, with the resulting changes in fair value recorded in earnings.

Accounts Receivable and Allowance for Doubtful Accounts for Product Sales

Accounts receivable are stated at the amount management expects to collect from customers based on their outstanding invoices. Management reviews accounts receivable regularly to determine if any receivable will potentially be uncollectible and to estimate the amount of allowance for doubtful accounts necessary to reduce accounts receivable to its estimated net realizable value by analyzing the status of significant past due receivables. Product sales commenced in December 2019 and there was no allowance for doubtful accounts at either December 31, 2020 or 2019.

Equity Investment

In July 2020, the Company invested $1.0 million in the preferred stock of MAVIDx, Inc., or MAVIDx, a company developing a diagnostic platform for infectious diseases testing. MAVIDx is a variable interest entity, or VIE, and the Company's investment is a variable interest. The Company has determined that it is not the primary beneficiary of the VIE due to the fact that the Company does not have the power to direct the activities that impact the economic performance of MAVIDx or the obligation to fund its operations with ongoing financial support or contributions. MAVIDx is a private company and its equity securities are not traded or quoted in any securities exchange or in the over-the-counter market, and therefore does not have a readily determinable fair value. As such, the Company has elected to measure its investment in the preferred stock at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar equity financings of MAVIDx, in accordance with Accounting Standards Codification, or ASC 321, Investments—Equity Securities. Based on the recent fourth quarter operating performance of MAVIDx and the volatile nature of the market in which it operates, the Company determined that the investment in MAVIDx is fully impaired as of December 31, 2020. As a result, an impairment loss of $1.0 million was recorded in the fourth quarter of 2020 and is included in general and administrative expense in the consolidated statements of operations and comprehensive loss.

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

Finite-lived Intangible Assets

Finite-lived intangible assets consist of intangible assets acquired as part of business combinations. The Company amortizes finite-lived intangible assets using the straight-line method over their estimated useful lives of 5 to 15 years, based on management's estimate of the period over which their economic benefits will be realized, product life and patent life. The Company tests these finite-lived intangible assets for impairment when events or circumstances indicate a reduction in the fair value below their carrying amounts. There was no impairment for the years ended December 31, 2020, 2019 or 2018.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

Goodwill

Goodwill, derived from the Company's acquisition of Allegro Diagnostics Corp. in September 2014 and the exclusive global diagnostics license to the NanoString nCounter Analysis System and Prosigna and LymphMark assays in December 2019, is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate that it may be impaired. The Company's goodwill evaluation is done annually on October 31 and is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. The Company has determined that it operates in a single segment and has a single reporting unit associated with the development and commercialization of diagnostic products. In the event the Company determines that it is more likely than not the carrying value of the reporting unit is higher than its fair value, quantitative testing is performed comparing recorded values to estimated fair values. If impairment is present, the impairment loss is measured as the excess of the recorded goodwill over its implied fair value. There was no impairment for the years ended December 31, 2020, 2019 or 2018.

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities.

See Note 6. Fair Value Measurements for further information on the fair value of the Company’s financial instruments.

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
During 2020, the Company changed its testing revenue estimates due to actual and anticipated cash collections for tests delivered in 2019 or prior years and recognized additional revenue of $1.5 million, which resulted in a decrease in the Company's loss from operations of $1.5 million and a decrease in loss per share of $0.02 for the year ended December 31, 2020.

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

Product Revenue

The Company began recognizing product revenue in December 2019, when the Company executed an agreement with NanoString for the exclusive global license to the nCounter Analysis System for diagnostic use. More details on this agreement are in Note 4. Business Combination.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

Product revenue from instruments and diagnostic kits is recognized generally upon shipment or when the instrument is ready for use by the end customer, which is when title of the product has been transferred to the customer. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. Performance obligations are considered satisfied once the Company has transferred control of a product to the customer, meaning the customer has the ability to use and obtain the benefit of the product. The Company recognizes product revenue for satisfied performance obligations only when there are no uncertainties regarding payment terms or transfer of control. Shipping and handling costs incurred for product shipments are charged to the Company's customers and included in product revenue. Revenues are presented net of the taxes that are collected from customers and remitted to governmental authorities. There was no revenue from instrument sales for the years ended December 31, 2020, 2019 or 2018.

Biopharmaceutical and Collaboration Revenue

From time to time, the Company enters into arrangements for research and development and/or commercialization services. Such arrangements may require the Company to deliver various rights, services and/or samples, including intellectual property rights/licenses, R&D services, and/or commercialization services. The underlying terms of these arrangements generally provide for consideration to the Company in the form of nonrefundable upfront license fees, development and commercial performance milestone payments, royalty payments, and/or profit sharing. Net sales of data or other services to customers are recognized in accordance with ASC 606 and are classified under biopharmaceutical revenue. Certain milestone payments fall under the scope of ASC Topic 808, Collaborative Arrangements, or ASC 808, and are classified under collaboration revenue. Payments received that are not sales or services to a customer or collaboration revenue are recorded as offsets against research and development expense in the Company's consolidated statements of operations and comprehensive loss.

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

As part of the accounting for these arrangements, the Company must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligations. Generally, the estimation of the stand-alone selling price may include such estimates as independent evidence of market price, forecasted revenues or costs, development timelines, discount rates, and probabilities of technical and regulatory success. The Company evaluates each performance obligation to determine if they can be satisfied at a point in time or over time, and it measures the services delivered to the collaborative partner which are periodically reviewed based on the progress of the related program. The effect of any change made to an estimated input component and, therefore revenue or expense recognized, would be recorded as a change in estimate. In addition, variable consideration must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

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

Diagnostic Development Agreements with Johnson & Johnson

The Company has entered into contracts with the Lung Cancer Initiative at Johnson & Johnson to cooperate on the development of clinical data, to provide data generated by the Company and to license the right to use data under the Company's intellectual property rights. Under the terms of the agreements, the Company will provide data in exchange for up to $18.0 million in payments from Johnson & Johnson. The Company is also entitled to additional payments of up to $13.0 million, conditioned upon the achievement of certain milestones.

The agreements are considered to be within the scope of ASC 808 with respect to the milestone payments, as the parties are active participants and exposed to the risks and rewards of the collaborative activity. The delivery of data under the collaborative arrangement, which the Company believes is a distinct service for which Johnson & Johnson meets the definition of a customer is within the scope of ASC 606. Using the concepts of ASC 606, the Company has identified the delivery of data as its only performance obligation. The grant of the license is not distinct from other performance obligations as the customer receives benefit only when other performance obligations are met. The Company further determined that the transaction prices under the arrangements are the $18.0 million in payments which was allocated to the obligation to deliver data. The $13.0 million in future potential payments is considered variable consideration because the Company determined that the potential payments are contingent upon regulatory and commercialization milestones that are uncertain to occur and, as such, were not included in the transaction price, and will be recognized accordingly as each potential payment becomes probable.

The Company recognized revenue of $1.5 million and $7.0 million for the years ended December 31, 2020 and 2019, respectively, for the provision of data classified under biopharmaceutical revenue. The Company recognized revenue of zero and $4.0 million for the years ended December 31, 2020 and 2019, respectively, for the fulfillment of obligations relating to development milestones classified under collaboration revenue in the consolidated statement of operations and comprehensive loss. Accounts receivable from these contracts was zero and $2.0 million at December 31, 2020 and 2019, respectively. A payment of $950,000 received by the Company was classified as deferred revenue in the consolidated balance sheet at December 31, 2020. There was no deferred revenue related to these agreements at December 31, 2019.

Other Collaboration and Service Agreements

The Company has entered into agreements with biopharmaceutical companies and other diagnostic companies to provide them with data, development services and the right to develop tests on the nCounter Analysis System. For the year ended December 31, 2020 the Company recognized biopharmaceutical revenue of $1.0 million for the sale of commercial and development rights and $2.8 million for development services. For the year ended December 31, 2019 the Company recognized biopharmaceutical revenue of $1.0 million for development services and $0.1 million for the delivery of data. For the year ended December 31, 2018 the Company recognized biopharmaceutical revenue of $0.5 million for development services and $0.5 million for the delivery of data. Accounts receivable from these contracts was $0.4 million and zero at December 31, 2020

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

and 2019, respectively. As of December 31, 2020, the Company had received a payment of $0.3 million related to these contracts which is included in deferred revenue.

Cost of Testing Revenue

The components of the Company's cost of testing services are laboratory expenses, sample collection expenses, compensation expense, license fees and royalties, depreciation and amortization, other expenses such as equipment and laboratory supplies, and allocations of facility and information technology expenses. Costs associated with performing tests are expensed as the test is processed regardless of whether and when revenue is recognized with respect to that test. Cost of testing revenue for the year ended December 31, 2020 included a $1.1 million write-down of supplies for the expiration of reagents due to an anticipated decline in volumes resulting from the COVID-19 pandemic.

Cost of Product Revenue

Cost of product revenue consists primarily of costs of purchasing instruments and diagnostic kits from third-party contract manufacturers, installation, service and packaging and delivery costs. In addition, cost of product includes royalty costs for licensed technologies included in the Company’s products and labor expenses. Cost of product revenue for instruments and diagnostic kits is recognized in the period the related revenue is recognized. Shipping and handling costs incurred for product shipments are included in cost of product in the consolidated statements of operations and comprehensive loss.

Cost of Biopharmaceutical Revenue

Cost of biopharmaceutical revenue consists of costs of performing activities under arrangements that require the Company to perform research and development services on behalf of a customer pursuant to a biopharmaceutical service agreement.

Research and Development

Research and development expenses include expenses incurred to develop the Company's technology, collect clinical samples and conduct clinical studies to develop and support its products. These expenses consist of compensation expenses, direct research and development expenses such as prototype materials, laboratory supplies and costs associated with setting up and conducting clinical studies at domestic and international sites, professional fees, depreciation and amortization, other miscellaneous expenses and allocation of facility and information technology expenses. The Company expenses all research and development costs in the periods in which they are incurred.

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

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

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

Revenue by geographic region based on the customer billing address was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$109,614	$119,153	$91,773
International	7,869	1,215	235
Total revenue	$117,483	$120,368	$92,008

All of the Company’s long-lived assets were located in the United States as of December 31, 2020 and 2019.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings and report credit losses using an expected losses model rather than the incurred losses model that was previously used, and establishes additional disclosures related to

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

credit risks. This guidance became effective for the Company beginning January 1, 2020. Based on the composition of its trade receivables, investment portfolio and other financial assets, current economic conditions and historical credit loss activity, the adoption of this standard did not have a material impact on the Company's consolidated financial statements and related disclosures.

In August 2018 the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard clarifies the accounting for implementation costs in cloud computing arrangements by aligning the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. This standard became effective for the Company on January 1, 2020 and was adopted on a prospective basis with no material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. ASU 2018-13 removed the following disclosure requirements: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. Additionally, this update added the following disclosure requirements: (1) the changes in unrealized gains and losses for the period included in other comprehensive income and loss for recurring Level 3 fair value measurements held at the end of the reporting period; (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 became effective for the Company beginning January 1, 2020 and the adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements. For the disclosures regarding the Company’s Level 3 fair value measurements, see Note 6. Fair Value Measurements to these consolidated financial statements.

3. Net Loss Per Share

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the years ended December 31, 2020, 2019 and 2018 because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2020	2019	2018
Shares of common stock subject to outstanding options	4,564,777	5,394,944	5,998,163
Employee stock purchase plan	21,006	26,124	34,869
Restricted stock units	913,562	712,122	384,691
Total common stock equivalents	5,499,345	6,133,190	6,417,723

4. Business Combination

Exclusive License to NanoString Diagnostics Platform

On December 3, 2019, the Company executed an agreement with NanoString for the exclusive global diagnostics license to the nCounter Analysis System, the Prosigna breast cancer prognostic gene signature assay, and the LymphMark lymphoma subtyping assay. The strategic transaction positions the Company to expand its genomic diagnostics business globally, with the ability to deliver its advanced genomic tests to physicians and their patients via hospital and clinical laboratories throughout the European Union and other parts of the world. The Company has accounted for this agreement under ASC 805, Business Combinations. Pursuant to the terms of the agreement, Veracyte paid NanoString $40.0 million in cash and $10.0 million in Veracyte common stock, and may pay up to an additional $10.0 million in cash, contingent upon the commercial launch of Veracyte diagnostic tests for use on the platform. This contingency was valued at $6.1 million as of the acquisition date, recorded as a liability, and will be remeasured to fair value at each reporting date until the contingent consideration is settled.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2020, this contingency was remeasured to $7.6 million with the corresponding change included in general and administrative expense in the Company's consolidated statements of operations and comprehensive loss.

Assets acquired are recorded based on valuations derived from estimated fair value assessments and assumptions used by the Company. While the Company believes that its estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired and the resulting amount of goodwill. The following table summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands of dollars):

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. This acquisition includes $1.7 million of goodwill which the Company believes consists principally of the organized workforce that will help the Company execute its strategic plans in relation to the assets acquired. In accordance with ASC 350, Intangibles—Goodwill and Other, goodwill will not be amortized but will be tested for impairment at least annually. As of December 31, 2020, goodwill is not deductible for tax purposes, however, if contingent consideration is paid at a future date, the portions of contingent consideration paid and allocated to the intangible assets for tax purposes will be tax deductible.

The unaudited pro forma financial information in the table below summarizes the combined revenue for the Company and acquired business from NanoString as though the acquisition had been executed as of January 1, 2018. The pro forma amounts have been adjusted in the table below. NanoString’s historical books and records did not contain the operating expense information to prepare the financial disclosures required in the pro forma table below. Thus, the pro forma financial disclosures are limited to revenue only. The unaudited pro forma revenue information is for informational purposes only and is not necessarily indicative of the revenue that would have been achieved if the acquisition had taken place as of January 1, 2018 (in thousands of dollars):

	Year Ended December 31,
	2019	2018
Product revenue	$11,040	$11,482

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consisted of the following (in thousands of dollars):

	December 31,
	2020	2019
Leasehold improvements	$6,863	$5,926
Laboratory equipment	10,643	9,655
Computer equipment	1,783	1,709
Software, including software developed for internal use	3,793	3,226
Furniture and fixtures	1,544	1,482
Construction-in-process	761	1,015
Total property and equipment, at cost	25,387	23,013
Accumulated depreciation and amortization	(16,397)	(14,080)
Total property and equipment, net	$8,990	$8,933

Depreciation and amortization expense was $2.8 million, $2.7 million and $2.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company had a capital lease for laboratory equipment that went into service in 2017. The lease was paid off in 2019 and the cost of $1.2 million was included in Property and Equipment as of December 31, 2019. The laboratory equipment had accumulated depreciation of $600,000 and $367,000 at December 31, 2019 and 2018, respectively and depreciation of $233,000 and $232,000 for the years ended December 31, 2019 and 2018, respectively.

Finite-lived Intangible Assets, Net

Finite-live intangible assets consisted of the following (in thousands of dollars):

	December 31, 2020			December 31, 2019			Weighted Average Amortization Period (Years)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Percepta product technology	$16,000	$(6,133)	$9,867	$16,000	$(5,067)	$10,933	15
Prosigna product technology	4,120	(298)	3,822	4,120	(17)	4,103	15
Prosigna customer relationships	2,430	(526)	1,904	2,430	(42)	2,388	5
nCounter Dx license	46,880	(3,386)	43,494	46,880	(263)	46,617	15
LymphMark product technology	990	(153)	837	990	(12)	978	7
Total	$70,420	$(10,496)	$59,924	$70,420	$(5,401)	$65,019	14.6

Amortization of the Percepta product technology, which was acquired from the acquisition of Allegro in September 2014, began in April 2015 when research and development activities were deemed to be completed and is recognized on a straight-line basis. Amortization of the Prosigna product technology, Prosigna customer relationships, nCounter Dx license and LymphMark product technology, which were acquired under an agreement with NanoString, see Note 4. Business Combination, began in December 2019 and is recognized on a straight-line basis. Amortization of $5.1 million, $1.4 million and $1.1 million was recognized for the years ended December 31, 2020, 2019, and 2018, respectively.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

The estimated future aggregate amortization expense as of December 31, 2020 is as follows (in thousands of dollars):

Year Ending December 31,	Amounts
2021	$5,094
2022	5,094
2023	5,094
2024	5,054
2025	4,608
Thereafter	34,980
Total	$59,924

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands of dollars):

	December 31,
	2020	2019
Accrued compensation expense	$9,201	$10,100
Accrued other	2,504	3,634
Total accrued liabilities	$11,705	$13,734

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

The fair value of the Company's financial assets includes money market funds, overnight reverse repurchase agreements and a deposit for the lease of the Company's South San Francisco facility. Money market funds, included in cash and cash equivalents in the accompanying consolidated balance sheets, was $346.8 million and $57.6 million as of December 31, 2020 and 2019, respectively, and are Level I assets as described above. Overnight reverse repurchase agreements, included in cash and cash equivalents in the accompanying consolidated balance sheets, were zero and $100.0 million as of December 31, 2020 and 2019, respectively, and are Level II assets as described above. There were no unrealized

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

gains or losses from overnight reverse repurchase agreements at December 31, 2020 and 2019. The deposit for the lease, included in restricted cash in the accompanying consolidated balance sheets, was $603,000 as of December 31, 2020 and 2019, and is a Level I asset as described above. There were no transfers between Levels 1, 2 or 3 for the years ended December 31, 2020, 2019, and 2018.

The fair value of the contingent consideration in Note 4. Business Combination, associated with the agreement with NanoString on December 3, 2019, includes inputs that are not observable in the market and thus represents a Level III financial liability. The estimation of the fair value of the contingent consideration is based on the present value of the expected payments calculated by assessing the likelihood of when the related milestones would be achieved, discounted using the Company's estimated borrowing rate. These estimates form the basis for making judgments about the carrying value of the contingent consideration that are not readily apparent from other sources. Changes to the forecasts for the achievement of the milestones and the estimates of the borrowing rate can significantly affect the estimated fair value of the contingent consideration. As of December 31, 2020, the achievement of the milestones is not forecasted to occur within the next 12 months. As a result, the contingent consideration is included in long term liabilities in the consolidated balance sheets. As of December 31, 2020, the Company calculated the estimated fair value of the milestones using the following significant unobservable inputs:

Value or Range
Unobservable input	(Weighted-Average)
Discount rate	6.9%
Probability of achievement	70% - 100% (86%)

7. Commitments and Contingencies

Operating Leases

The Company leases its headquarters and laboratory facilities in South San Francisco, California under a non-cancelable lease agreement for approximately 59,000 square feet. The lease began in June 2015 and ends in March 2026 and contains extension of lease term and expansion options. In February 2017, the Company relinquished certain expansion rights for a nominal fee. The Company had deposits of $603,000 included in long-term assets as of December 31, 2020 and 2019, restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of the South San Francisco facility.

The Company also leases laboratory and office space in Austin, Texas under a lease that expires in January 2029 and includes options for expansion and early termination in 2025. The Company provided a cash security deposit for this lease of $139,000, included in other assets in the Company's balance sheets as of December 31, 2020 and 2019.

The Company determined its operating lease liabilities for the two operating leases mentioned above using payments through their current expiration dates and a discount rate of 7.53% based on the rate that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments in a similar economic environment. Operating lease liabilities along with the associated right-of-use assets are disclosed in the accompanying consolidated balance sheets. After the adoption of ASC 842, Leases, the Company classified its deferred rent for tenant improvements with its operating lease right-of-use assets on the consolidated balance sheets.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

Future minimum lease payments under non-cancelable operating leases as of December 31, 2020 are as follows (in thousands of dollars):

Year Ending December 31,	Amounts
2021	$2,401
2022	2,472
2023	2,543
2024	2,614
2025	2,685
Thereafter	1,542
Total future minimum lease payments	14,257
Less: amount representing interest	2,751
Present value of future lease payments	11,506
Less: short-term lease liabilities	1,589
Long-term lease liabilities	$9,917

The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Rent expense was $1.9 million, $1.9 million, and $1.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Supplies Purchase Commitments

The Company had non-cancelable purchase commitments with suppliers to purchase a minimum quantity of supplies for approximately $4.8 million at December 31, 2020.

Contingencies

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. The Company believes there is no litigation pending that could have, either individually or in the aggregate, a material impact on the Company's consolidated financial statements.

8. Debt

Loan and Security Agreement

On November 3, 2017, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with Silicon Valley Bank. The Loan and Security Agreement allows the Company to borrow up to $35.0 million, with a $25.0 million advance term loan (the “Term Loan Advance”) and a revolving line of credit of up to $10.0 million (the “Revolving Line of Credit”). The Term Loan Advance was advanced upon the closing of the Loan and Security Agreement and was used to pay the outstanding balance of the Company’s existing long-term debt, which was canceled at that date. The Company had not drawn on the Revolving Line of Credit as of December 31, 2020. Borrowings under the Loan and Security Agreement mature on October 1, 2022. Amounts may be borrowed and repaid under the Revolving Line of Credit up until the earliest of full repayment or maturity of the Loan and Security Agreement, termination of the Loan and Security Agreement, or October 1, 2022.

The Term Loan Advance bears interest at a variable rate equal to (i) the thirty-day U.S. London Interbank Offer Rate (“LIBOR”) plus (ii) 4.20%, with a minimum rate of 5.43% per annum. Principal amounts outstanding under the Revolving Line of Credit bear interest at a variable rate equal to (i) LIBOR plus (ii) 3.50%, with a minimum rate of 4.70% per annum. The average Term Loan Advance interest rate for the year ended December 31, 2020 was 5.4%.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

The Company may prepay the outstanding principal amount under the Term Loan Advance plus accrued and unpaid interest and, if the Term Loan Advance is repaid in full, a prepayment premium of $250,000. In January 2019, May 2019 and August 2020, the Company prepaid $12.5 million, $12.4 million and $0.1 million, respectively, of the principal amount of the Term Loan Advance. These prepayments did not trigger any prepayment premium because they were partial, not full, repayments of the principal amount.

In addition, a final payment on the Term Loan Advance in the amount of $1.2 million is due upon the earlier of the maturity date of the Term Loan Advance or its payment in full. The Loan and Security Agreement contains customary representations, warranties, and events of default, as well as affirmative and negative covenants. As of December 31, 2020, the Company was in compliance with the loan covenants. The Company’s obligations under the Loan and Security Agreement are secured by substantially all of its assets (excluding intellectual property), subject to certain customary exceptions.

As of December 31, 2020 and 2019, the net debt obligation for borrowings made under the Loan and Security Agreement was as follows (in thousands of dollars):

	December 31,
	2020	2019
Debt principal	$—	$100
End-of-term debt obligation	810	594
Net debt obligation	$810	$694

As of December 31, 2020, the principal balance outstanding was one dollar. Future principal and end-of-term debt obligation payments due under the Loan and Security Agreement total $1.2 million and are due in 2022. As of December 31, 2020 and 2019, the accrued interest payable under the Loan and Security Agreement was immaterial.

The end-of-term debt obligation accretes over the term of the Loan and Security Agreement until maturity and is included in interest expense in the Company's consolidated statements of operations and comprehensive loss.

Interest Expense

Interest expense was recognized as follows (in thousands of dollars):

	Year Ended December 31,
	2020	2019	2018
Nominal debt interest	$13	$332	$1,568
Amortization and write-off of debt discount and issuance costs	—	107	57
End-of-term debt obligation interest	216	229	312
Interest on capital lease	—	9	26
Total	$229	$677	$1,963

9. Stockholders' Equity

Common Stock

The Company's Restated Certificate of Incorporation authorizes the Company to issue 125,000,000 shares of common stock with a par value of $0.001 per share. The holder of each share of common stock shall have one vote for each share of stock. The common stockholders are also entitled to receive dividends whenever funds and assets are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all series of convertible preferred stock outstanding. No dividends have been declared as of December 31, 2020.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2020 and 2019, the Company had reserved shares of common stock for issuance as follows:

	December 31,
	2020	2019
Stock options and restricted stock units issued and outstanding	4,867,303	5,562,484
Stock options and restricted stock units available for grant under stock option plans	3,061,589	1,954,804
Common stock available for the Employee Stock Purchase Plan	1,571,395	173,168
Total	9,500,287	7,690,456

In August 2020, the Company issued and sold 6,900,000 shares of common stock in a registered public offering, including 900,000 shares issued and sold upon the underwriters' exercise in full of their option to purchase additional shares, at a price to the public of $30.00 per share. The Company's net proceeds from the offering were $193.8 million, after deducting underwriting commissions and offering expenses of $13.2 million.

In May 2019, the Company issued and sold 6,325,000 shares of common stock in a registered public offering, including 825,000 shares issued and sold upon the underwriters’ exercise in full of their option to purchase additional shares, at a price to the public of $23.25 per share. The Company's net proceeds from the offering were approximately $137.8 million, after deducting underwriting discounts and commissions and offering expenses of $9.2 million.

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

10. Stock Incentive Plans

Stock Plans

In February 2008, the Company adopted the 2008 Stock Plan (the "2008 Plan"). The 2008 Plan provides for the granting of options to purchase common stock and common stock to employees, directors and consultants of the Company. The Company may grant incentive stock options, or ISOs, non-statutory stock options, or NSOs, or restricted stock under the 2008 Plan. ISOs may only be granted to Company employees (including directors who are also considered employees). NSOs and restricted stock may be granted to Company employees, directors and consultants. Options may be granted for terms of up to ten years from the date of grant, as determined by the Board of Directors, provided however, that with respect to an ISO granted to a person who owns stock representing more than 10% of the voting power of all classes of stock of the Company, the term shall be for no more than five years from the date of grant. The exercise price of options granted must be at a price no less than 100% of the estimated fair value of the shares on the date of grant, as determined by the Board of Directors, provided however, that with respect to an ISO granted to an employee who at the time of grant of such option owns stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall not be less than 110% of the estimated fair value of the shares on the date of grant.

In October 2013, the Company adopted the 2013 Stock Incentive Plan (the "2013 Plan"). The 2013 Plan was subsequently approved by the Company's stockholders and became effective on November 4, 2013, immediately before the closing of the Company's initial public offering, or IPO. Following the effectiveness of the 2013 Plan, no additional options were granted under the 2008 Plan. An aggregate of 1,700,000 shares were initially reserved for issuance under the 2013 Plan. In addition, to the extent that any awards outstanding or subject to vesting restrictions under the 2008 Plan are subsequently forfeited or terminated for any reason before being exercised or settled, the shares of common stock reserved for issuance pursuant to such awards as of the closing of the IPO will become available for issuance under the 2013 Plan. The remaining shares available for grant under the 2008 Plan became available for issuance under the 2013 Plan upon the closing of the IPO. On the first day of each year from 2014 to 2023, the 2013 Plan authorizes an annual increase of the lesser of 4% of outstanding

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

shares on the last day of the immediately preceding fiscal year or a lesser amount as determined by the Company's Board of Directors. As of December 31, 2020, 3,061,589 shares were available for future issuance under the 2013 Plan.

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

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes activity under the Company's stock incentive plans (aggregate intrinsic value in thousands):

	Shares Available for Grant	Stock Options Outstanding and Unvested Stock Units	Weighted Average Exercise Price of Stock Options	Weighted Average Remaining Contractual Life of Stock Options (Years)	Aggregate Intrinsic Value of Stock Options
Balance—December 31, 2019	1,954,804	5,562,484	$10.66	6.97	$79,760
Additional shares authorized	1,985,013	—
Granted - stock options	(983,900)	983,900	26.40
Granted - restricted stock units	(451,709)	451,709
Canceled	421,558	(421,558)	6.51
Exercised	—	(1,345,134)	8.67
Restricted stock units vested	—	(364,098)
Tax portion of restricted stock units vested	135,823	—
Balance—December 31, 2020	3,061,589	4,867,303	$15.14	6.98	$135,879

Options vested and exercisable—December 31, 2020		2,316,166	$10.35	5.78	$89,376
Options vested and expected to vest—December 31, 2020		3,858,859	$14.78	6.91	$131,816

The aggregate intrinsic value was calculated as the difference between the exercise price of the options to purchase common stock and the fair market value of the Company's common stock, which was $48.94 and $27.92 per share as of December 31, 2020 and 2019, respectively.

The weighted average fair value of options to purchase common stock granted was $12.97, $11.07 and $3.62 for the years ended December 31, 2020, 2019 and 2018, respectively.

The aggregate estimated grant date fair value of employee options to purchase common stock vested during the years ended December 31, 2020, 2019 and 2018 was $7.3 million, $4.4 million and $4.1 million, respectively.

The intrinsic value of stock options exercised was $32.9 million, $31.3 million and $4.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The weighted average fair value of restricted stock units granted was $27.09 and $21.90 for the years ended December 31, 2020, and 2019, respectively. The intrinsic value of restricted stock units vested was $10.3 million and $2.7 million for the years ended December 31, 2020 and 2019, respectively.

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

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

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

No employee is permitted to accrue, under the ESPP, a right to purchase stock of the Company having a value in excess of $25,000 of the fair market value of such stock (determined at the time the right is granted) for each calendar year. As of December 31, 2020, 1,571,395 shares of common stock were reserved for issuance under the ESPP.
Stock-based Compensation

The following table summarizes stock-based compensation expense related to stock options, restricted stock units and the ESPP for the years ended December 31, 2020, 2019 and 2018, and are included in the consolidated statements of operations and comprehensive loss as follows (in thousands of dollars):

	Year Ended December 31,
	2020	2019	2018
Cost of testing revenue	$369	$277	$130
Research and development	2,690	1,856	1,018
Selling and marketing	3,474	2,938	1,866
General and administrative	6,462	4,736	2,944
Total stock-based compensation expense	$12,995	$9,807	$5,958

As of December 31, 2020, the Company had $25.7 million of unrecognized compensation expense related to unvested stock options and restricted stock units, which is expected to be recognized over an estimated weighted-average period of 2.40 years.

The estimated grant-date fair value of stock options was calculated using the Black-Scholes option-pricing model, based on the following assumptions.
•Expected Term: The expected term represents the period that the options granted are expected to be outstanding. During 2020 it was determined using the Company's historical data and during prior years it was determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term).
•Expected Volatility: During 2020, the Company used the historical volatility of its common stock. For prior years, the Company used an average historical stock price volatility of comparable public companies as the Company did not have sufficient trading history for its common stock.
•Risk-Free Interest Rate: The Company based the risk-free interest rate over the expected term of the options based on the constant maturity rate of U.S. Treasury securities with similar maturities as of the date of the grant.
•Expected Dividend Yield: The Company has not paid and does not anticipate paying any dividends in the near future. Therefore, the expected dividend yield was zero.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

The estimated grant-date fair value of employee stock options using the Black-Scholes option-pricing model was based on the following assumptions:

Year Ended December 31,
	2020	2019	2018
Weighted-average volatility	54.40 - 58.20%	52.90 - 53.40%	50.40 - 52.70%
Weighted-average expected term (years)	5.24 - 5.42	5.50 - 6.08	5.50 - 6.08
Risk-free interest rate	0.24 - 0.92%	1.90 - 2.60%	2.40 - 3.10%
Expected dividend yield	—	—	—

The estimated fair value of non-employee stock options using the Black-Scholes option-pricing model was based on the following assumptions:

Year Ended December 31,
	2020	2019	2018
Weighted-average volatility	—%	—%	43.60 - 50.50%
Weighted-average expected term (years)	—	—	0.25 - 6.75
Risk-free interest rate	—%	—%	1.84 - 2.87%
Expected dividend yield	—	—	—

There were no non-employee stock options outstanding as of December 31, 2020 or December 31, 2019.

The estimated grant date fair value of the ESPP shares was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

Year Ended December 31,
	2020	2019	2018
Weighted-average volatility	54.16 - 85.01%	53.38 - 71.77%	42.88 - 47.74%
Weighted-average expected term (years)	0.50 - 1.00	0.50 - 1.00	0.50 - 1.00
Risk-free interest rate	0.11 - 1.56%	1.88 - 2.56%	1.64 - 2.45%
Expected dividend yield	—	—	—

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

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

TCP's portion of rent and related operating expenses reimbursed to the Company for the shared space at the Austin, Texas facility was $11,000 and $128,000 for the years ended December 31, 2019 and 2018 and is included other income, net in the Company's consolidated statements of operations and comprehensive loss.

12. Income Taxes

The Company generated a pretax loss of $34.8 million, $12.5 million and $23.0 million in the United States for the years ended December 31, 2020, 2019 and 2018, respectively. Since inception, the Company has not generated any pretax income or loss outside of the United States. The Company recorded no provision for income taxes during the years ended December 31, 2020, 2019 or 2018.

The Company follows FASB ASC No. 740, Income Taxes for the Computation and Presentation of its Tax Provision. The following table presents a reconciliation of the income tax expense computed at the statutory federal rate and the Company's income tax expense for the periods presented (in thousands of dollars):

	Year Ended December, 31,
	2020	2019	2018
U.S. federal taxes at statutory rate	$(7,302)	$(2,632)	$(4,825)
State tax (net of federal benefit)	(1,794)	(828)	—
Foreign rate differential	1	—	—
Non deductible officers' compensation	1,443	439	409
Permanent differences	131	221	285
Stock based compensation including excess tax benefit	(4,881)	(4,366)	(256)
Tax credits	(588)	(996)	(777)
Change in valuation allowance	12,990	8,162	5,164
Total	$—	$—	$—

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands of dollars):

	Year Ended December 31,
	2020	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$68,113	$56,506	$50,410
Research and development credits	6,167	5,579	4,584
Stock-based compensation	2,696	2,246	1,032
NanoString intangibles and goodwill	908	380	—
Operating lease liability	2,826	3,068	—
Accruals and other	2,623	2,610	2,918
Gross deferred tax assets	83,333	70,389	58,944
Valuation allowance	(78,650)	(65,228)	(55,366)
Net deferred tax assets	4,683	5,161	3,578
Deferred tax liabilities:
Property and equipment	(334)	(471)	(695)
In-process research and development	(2,423)	(2,597)	(2,883)
ROU assets	(1,926)	(2,093)	—
Gross deferred tax liabilities	(4,683)	(5,161)	(3,578)
Net deferred tax liabilities	(4,683)	(5,161)	(3,578)
Net deferred taxes	$—	$—	$—

The Company has established a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets. The valuation allowance increased $13.4 million, $9.9 million and $3.7 million during the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020, the Company had net operating loss carryforwards of approximately $282.9 million, $63.0 million and $72.2 million available to reduce future taxable income, if any, for federal, California and other state income tax purposes, respectively. The U.S. federal net operating loss carryforwards will begin to expire in 2026 while for state purposes, the net operating losses begin to expire in 2028.

As of December 31, 2020, the Company had net research and development credit carryforwards of approximately $5.3 million and $5.2 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The federal credit carryforwards begin to expire in 2028. California credits have no expiration date. Other state credit carryforwards begin to expire in 2023.

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

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

Uncertain Tax Positions

As of December 31, 2020, the Company had unrecognized tax benefits of $3.6 million, none of which would currently affect the Company's effective tax rate if recognized due to the Company's deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at December 31, 2020 will significantly increase or decrease within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands of dollars):

	Year Ended December 31,
	2020	2019	2018
Unrecognized tax benefits, beginning of period	$3,278	$2,799	$2,523
Gross increases—tax position in prior period	—	—	—
Gross decreases—tax position in prior period	—	—	(97)
Gross increases—current period tax position	285	479	373
Lapse of statute of limitations	—	—	—
Unrecognized tax benefits, end of period	$3,563	$3,278	$2,799

It is the Company's policy to include penalties and interest expense related to income taxes as a component of other income (expense), net, and interest expense, respectively, as necessary. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2020.

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

13. 401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. Under the plan, participants are entitled to make pre-tax contributions up to the annual maximums established by the Internal Revenue Service. The Company, at its discretion, may make matching contributions to the 401(k) plan. Employer contributions to the plan were $613,000, $509,000 and $448,000 for the years ended December 31, 2020, 2019, and 2018, respectively.

14. Selected Quarterly Financial Data (Unaudited)

The following table presents selected unaudited financial data for each of the eight quarters in the two-year period ended December 31, 2020. The Company believes this information reflects all recurring adjustments necessary to fairly present this information when read in conjunction with the Company's consolidated financial statements and the related notes. Net loss per common share, basic and diluted, for the four quarters of each fiscal year may not sum to the total for the fiscal year because of

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

rounding. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period (in thousands of dollars, except for share and per share data):

Quarter Ended	March 31	June 30	September 30	December 31
2020:
Revenue	$31,122	$20,704	$31,121	$34,536
Net loss	(11,716)	(11,025)	(4,124)	(8,044)
Net loss per common share, basic and diluted	(0.24)	(0.22)	(0.08)	(0.14)
Shares used to compute net loss per common share, basic and diluted	49,792,631	50,212,123	54,858,052	58,023,753
2019:
Revenue	$29,529	$30,136	$30,973	$29,730
Net loss	(1,917)	(2,494)	(730)	(7,458)
Net loss per common share, basic and diluted	(0.05)	(0.05)	(0.02)	(0.15)
Shares used to compute net loss per common share, basic and diluted	41,168,593	45,586,081	48,588,296	49,095,703

15. Subsequent Events

Acquisition of Decipher

On February 2, 2021, the Company, entered into an Agreement and Plan of Merger, or the Merger Agreement, with Delight Merger Sub I, Inc., a Delaware corporation and wholly owned subsidiary of Veracyte, or Delight Merger Sub I, Delight Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of Veracyte, or Delight Merger Sub II, Decipher, and Fortis Advisors LLC, solely in its capacity as the stockholders’ agent. Decipher is a commercial-stage precision oncology company, with a focus in urologic oncology specific to prostate and bladder cancers.

Pursuant to the terms of the Merger Agreement, Delight Merger Sub I will merge with and into Decipher and Decipher shall survive and become a wholly owned subsidiary of Veracyte, or the First Merger. Promptly following consummation of the First Merger, Decipher will merge with and into Delight Merger Sub II, with Merger Sub II surviving as a wholly owned subsidiary of Veracyte (together, the “Merger”).

Under terms of the Merger Agreement, Decipher Biosciences will become a wholly owned subsidiary of Veracyte. At the effective time of the Merger, or the Closing, Veracyte will pay $600 million in cash to Decipher security holders, subject to customary purchase price adjustments for cash, unpaid indebtedness, unpaid transaction expenses and the aggregate exercise prices of all Decipher options.

The Merger Agreement contains customary representations, warranties, covenants and agreements of Decipher and Veracyte. The Closing is subject to customary closing conditions, including approval by the Decipher stockholders and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Merger Agreement also provides customary termination rights to each of the parties.

Public Offering of Common Stock

On February 9, 2021, the Company issued and sold 8,547,297 shares of common stock in a registered public offering, including 1,114,864 shares issued and sold upon the underwriters' exercise in full of their option to purchase additional shares, at a price to the public of $74.00 per share. The Company's net proceeds from the offering were $593.8 million, after deducting underwriting commissions and offering expenses of $38.7 million.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria established in Internal Control Integrated Framework ("2013 Framework") issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Based on our evaluation using those criteria, our management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Veracyte Inc.

Opinion on Internal Control over Financial Reporting

We have audited Veracyte, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Veracyte, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated February 22, 2021 expressed an unqualified opinion thereon.

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
February 22, 2021

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to directors is incorporated by reference from the information contained in our proxy statement to be filed with the Securities and Exchange Commission no later than 120 days from the end of our fiscal year ended December 31, 2020 in connection with the solicitation of proxies for our 2021 Annual Meeting of Stockholders, or the Proxy Statement.

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

(a)Documents filed as part of this report

1.     Financial Statements:

Reference is made to the Index to Financial Statements of Veracyte, Inc. included in Item 8 of Part II hereof.

2.     Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, or the required information is included in the financial statements or notes thereto.

3.     Exhibits

See Item 15(b) below. Each management contract or compensating plan or arrangement required to be filed has been identified.

(b)Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-36156	3.1	11/8/2013
3.2	Restated Bylaws of the Restated Bylaws of the Registrant	8-K	001-36156	3.1	1/25/2021
4.1	Form of Common Stock Certificate	S-1/A	333-191282	4.1	10/15/2013
4.2	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended					X
10.1#	Form of Indemnification Agreement between the Registrant and its officers and directors	S-1/A	333-191282	10.1	10/7/2013
10.2#	2008 Stock Plan and forms of agreements thereunder	S-1	333-191282	10.2	9/20/2013
10.3#	2013 Stock Incentive Plan, as amended, and forms of stock option award agreement, stock option exercise agreement, restricted stock agreement and restricted stock unit agreement	10-K	001-36156	10.3	2/27/2018
10.4#	Form of stock option award under 2013 Stock Incentive Plan	10-Q	001-36156	10.1	11/2/2020
10.5#	Form of stock unit award under 2013 Stock Incentive Plan	10-Q	001-36156	10.1	11/2/2020
10.6#	Amended and Restated Employee Stock Purchase Plan	10-Q	001-36156	10.1	6/9/2020
10.7	Lease Agreement between Riata Holdings, L.P., as landlord, and the Registrant, as tenant, dated November 28, 2012	S-1	333-191282	10.6	9/20/2013
10.8	Second Amendment to Lease Agreement dated as of August 14, 2017 by and between BRI 1868 RIATA, LLC and the Registrant	10-Q	001-36156	10.1	11/7/2017

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.9	First Amendment to Lease Agreement dated as of January 7, 2014 by and between Riata Holdings, L.P. and the Registrant	10-K	001-36156	10.7	3/20/2014
10.10	Office Building Lease by and between American Fund US Investments LP and the Registrant dated April 29, 2015	10-Q	001-36156	10.2	8/13/2015
10.11	First Amendment to Office Building Lease dated May 3, 2016 by and between American Fund US Investments LP and the Registrant	10-K	001-36156	10.9	2/27/2018
10.12	Second Amendment to Office Building Lease dated February 8, 2017 by and between CRP 6000 Shoreline, L.L.C. and the Registrant	10-K	001-36156	10.10	3/1/2017
10.13#	Employment Agreement, dated as of February 15, 2008, between Bonnie Anderson and the Registrant	S-1	333-191282	10.10	9/20/2013
10.14#	Amendment to Bonnie Anderson Employment Agreement, dated as of December 22, 2008, between Bonnie Anderson and the Registrant	S-1	333-191282	10.11	9/20/2013
10.15#	Amendment No. 2 to Bonnie Anderson Employment Agreement, effective as of March 11, 2009, between Bonnie Anderson and the Registrant	S-1	333-191282	10.12	9/20/2013
10.16#	Offer Letter dated as of March 5, 2008 with Giulia Kennedy	10-K	001-36156	10.15	2/25/2020
10.17†	Amended and Restated Pathology Services Agreement dated as of February 14, 2019 between Thyroid Cytopathology Partners, P.A. and the Registrant	10-Q	001-36156	10.1	4/30/2019
10.18	Loan and Security Agreement dated as of November 3, 2017 between Silicon Valley Bank and the Registrant	10-K	001-36156	10.19	2/27/2018
10.19#	Offer Letter dated as of November 17, 2016 with Keith Kennedy	10-K	001-36156	10.20	2/27/2018
10.20	Form of Performance Stock Unit	10-Q	001-36156	10.1	5/1/2018
10.21#	Amended and Restated Change in Control and Severance Agreement, effective July 1, 2019 between Bonnie Anderson and the Registrant	10-Q	001-36156	10.2	7/30/2019
10.22#	Amended and Restated Change in Control and Severance Agreement, effective July 1, 2019 between Keith Kennedy and the Registrant	10-Q	001-36156	10.3	7/30/2019
10.23#	Amended and Restated Change in Control and Severance Agreement, effective July 1, 2019 between Giulia Kennedy and the Registrant	10-Q	001-36156	10.4	7/30/2019
10.24#	Amended and Restated Change in Control and Severance Agreement, effective August 1, 2020 between James Erlinger III and the Registrant					X
10.25#	Offer Letter dated as of June 22, 2020 with James Erlinger					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.26†	Diagnostic Development Agreement, dated December 28, 2018, between Johnson & Johnson Services, Inc. and the Registrant	10-K	001-36156	10.22	2/25/2019
10.27†	License and Asset Purchase Agreement, dated December 3, 2019, between NanoString Technologies, Inc. and the Registrant	8-K	001-36156	2.1	12/3/2019
10.28	Registration Rights Schedule, dated December 3, 2019	8-K	001-36156	4.1	12/3/2019
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see the signature page of this Annual Report on Form 10-K)					X
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X
32.2*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X
101.INS	XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)					X
_____________________________________________

#	Indicates management contract or compensatory plan or arrangement.
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

(c)Financial Statement Schedules

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
Date: February 22, 2021

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

Signature	Title	Date

/s/ BONNIE H. ANDERSON	Chairman and Chief Executive Officer (Principal Executive Officer)	February 22, 2021
Bonnie H. Anderson

/s/ KEITH KENNEDY	Chief Financial Officer (Principal Financial Officer)	February 22, 2021
Keith Kennedy

/s/ MARK HO	Vice President, Controller (Principal Accounting Officer)	February 22, 2021
Mark Ho

/s/ JOHN L. BISHOP	Lead Independent Director	February 22, 2021
John L. Bishop

/s/ FRED E. COHEN, M.D., D.PHIL.	Director	February 22, 2021
Fred E. Cohen, M.D., D.Phil.

/s/ KARIN EASTHAM	Director	February 22, 2021
Karin Eastham

/s/ ROBERT S. EPSTEIN, M.D., M.S.	Director	February 22, 2021
Robert S. Epstein, M.D., M.S.

/s/ KEVIN K. GORDON	Director	February 22, 2021
Kevin K. Gordon

/s/ JENS HOLSTEIN	Director	February 22, 2021
Jens Holstein

/s/ EVAN JONES	Director	February 22, 2021
Evan Jones