Form 10-Q
period 2021-03-31
VERACYTE, INC.
filed 2021-05-10
CIK 1384101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
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

As of May 7, 2021, there were 67,248,259 shares of common stock, par value $0.001 per share, outstanding.

VERACYTE, INC.

i

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

VERACYTE, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$324,062	$349,364
Accounts receivable	27,877	18,461
Supplies	6,308	4,657
Prepaid expenses and other current assets	3,845	3,197
Total current assets	362,092	375,679
Property and equipment, net	10,562	8,990
Right-of-use assets - operating lease	15,186	7,843
Intangible assets, net	159,423	59,924
Goodwill	474,838	2,725
Restricted cash	749	603
Other assets	2,286	1,399
Total assets	$1,025,136	$457,163
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,137	$3,116
Accrued liabilities	16,254	11,705
Current portion of deferred revenue	454	371
Current portion of acquisition related contingent consideration	5,986	—
Current portion of operating lease liability	2,878	1,589
Total current liabilities	32,709	16,781
Long-term debt	863	810
Deferred revenue, net of current portion	747	829
Deferred tax liability	750	—
Acquisition-related contingent consideration, net of current portion	1,800	7,594
Operating lease liability, net of current portion	14,036	9,917
Total liabilities	50,905	35,931
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 67,236,162 and 58,200,526 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	67	58
Additional paid-in capital	1,297,626	702,768
Accumulated deficit	(323,462)	(281,594)
Total stockholders’ equity	974,231	421,232
Total liabilities and stockholders’ equity	$1,025,136	$457,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
 Condensed Consolidated Statements of Operations and Comprehensive Loss
 (Unaudited)
 (In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue:
Testing revenue	$33,078	$26,991
Product revenue	3,059	3,409
Biopharmaceutical revenue	566	722
Total Revenue	36,703	31,122
Operating expenses:
Cost of testing revenue	10,832	10,568
Cost of product revenue	1,490	1,559
Cost of biopharmaceutical revenue	81	116
Research and development	5,336	4,407
Selling and marketing	16,296	17,584
General and administrative	46,282	7,813
Intangible asset amortization	1,801	1,275
Total operating expenses	82,118	43,322
Loss from operations	(45,415)	(12,200)
Interest expense	(53)	(55)
Other (loss) income, net	(195)	539
Loss before income tax benefit	(45,663)	(11,716)
Income tax benefit	(3,795)	—
Net loss and comprehensive loss	$(41,868)	$(11,716)
Net loss per common share, basic and diluted	$(0.66)	$(0.24)
Shares used to compute net loss per common share, basic and diluted	63,331,702	49,792,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	58,201	$58	$702,768	$(281,594)	$421,232
Sale of common stock in a public offering, net of offering costs of $38,677	8,547	9	593,812	—	593,821
Issuance of common stock on exercise of stock options and vesting of restricted stock units	439	—	2,806	—	2,806
Issuance of common stock under employee stock purchase plan (ESPP)	49	—	1,159	—	1,159
Tax portion of vested restricted stock units	—	—	(6,774)	—	(6,774)
Stock-based compensation expense (employee)	—	—	3,657	—	3,657
Stock-based compensation expense (non-employee)	—	—	16	—	16
Stock-based compensation expense (ESPP)	—	—	182	—	182
Net loss and comprehensive loss	—	—	—	(41,868)	(41,868)
Balance at March 31, 2021	67,236	$67	$1,297,626	$(323,462)	$974,231

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	49,625	$50	$486,090	$(246,685)	$239,455
Issuance of common stock on exercise of stock options and vesting of restricted stock units	314	—	981	—	981
Issuance of common stock under ESPP	61	—	1,101	—	1,101
Tax portion of vested restricted stock units	—	—	(2,304)	—	(2,304)
Stock-based compensation expense (employee)	—	—	2,551	—	2,551
Stock-based compensation expense (ESPP)	—	—	354	—	354
Net loss and comprehensive loss	—	—	—	(11,716)	(11,716)
Balance at March 31, 2020	50,000	$50	$488,773	$(258,401)	$230,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(41,868)	$(11,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,550	1,972
Stock-based compensation	3,855	2,905
Benefit from income taxes	(3,795)	—
Interest on end-of-term debt obligation	53	54
Write-down of excess supplies	—	1,088
Noncash lease expense	258	232
Revaluation of acquisition-related contingent consideration	192	(484)
Effect of foreign currency on operations	82	—
Changes in operating assets and liabilities:
Accounts receivable	(3,748)	238
Supplies	(10)	(376)
Prepaid expenses and other current assets	132	(818)
Other assets	(58)	135
Operating lease liability	(373)	(331)
Accounts payable	1,931	5,450
Accrued liabilities and deferred revenue	238	(3,650)
Net cash used in operating activities	(40,561)	(5,301)
Investing activities
Acquisition of business, net of cash acquired	(574,411)	—
Purchases of property and equipment	(1,196)	(665)
Net cash used in investing activities	(575,607)	(665)
Financing activities
Proceeds from the issuance of common stock in a public offering, net of issuance costs	593,821	—
Payment of taxes on vested restricted stock units	(6,774)	(2,304)
Proceeds from the exercise of common stock options and employee stock purchases	3,965	2,085
Net cash provided by (used in) financing activities	591,012	(219)
Net decrease in cash, cash equivalents and restricted cash	(25,156)	(6,185)
Cash, cash equivalents and restricted cash at beginning of period	349,967	159,920
Cash, cash equivalents and restricted cash at end of period	$324,811	$153,735
Supplementary cash flow information:
Purchases of property and equipment included in accounts payable and accrued liability	$357	$113
Interest paid on debt	$—	$1

Cash, Cash Equivalents and Restricted Cash:

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$324,062	$349,364
Restricted cash	749	603
Total cash, cash equivalents and restricted cash	$324,811	$349,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Notes to Financial Statements
(unaudited)

1. Organization, Description of Business and Summary of Significant Accounting Policies

Veracyte, Inc., or Veracyte, or the Company, is a global genomic diagnostics company that improves patient care by answering important clinical questions to inform diagnosis and treatment decisions throughout the patient journey. The company’s growing menu of tests leverage advances in genomic science and machine learning technology to change care for patients, enabling them to avoid risky, costly procedures and accelerate time to more appropriate treatment. In addition to making its genomic tests available in the United States through its central laboratories, the company believes its exclusive access to the nCounter Analysis System, a best-in-class diagnostics platform, positions the company to deliver its tests to patients worldwide through laboratories and hospitals that can perform them locally. With its acquisition of Decipher Biosciences, Inc. in March 2021, the company now has a presence in seven of the ten most common cancers impacting patients in the United States.

Veracyte was incorporated in the state of Delaware on August 15, 2006 as Calderome, Inc. Calderome operated as an incubator until early 2008. On March 4, 2008, the Company changed its name to Veracyte, Inc. The Company’s operations are based in South San Francisco, California and Austin, Texas. On March 12, 2021, the Company acquired Decipher Biosciences, Inc., or Decipher Biosciences, with operations based in San Diego, California.

Veracyte utilizes a foundational approach for all of its genomic tests, or classifiers, which begins with determining what clinical questions need to be answered in order to change what happens next for the patient. The Company then deploys rigorous science and technology to develop and validate its tests, and then collects extensive clinical utility data to demonstrate the tests’ ability to change care as intended. This approach has enabled the Company to obtain Medicare reimbursement for its genomic classifiers in each of its indications. The Company positions its tests to integrate seamlessly into the way physicians currently evaluate patients in order to facilitate adoption.

Veracyte develops its genomic tests using advanced scientific methods, such as RNA whole-transcriptome analysis and machine learning, and then optimizes the assays and classifiers for the platform on which the test will be performed. Historically, the Company has utilized RNA whole-transcriptome analysis to perform its tests in its Clinical Laboratory Improvement Amendments of 1988, or CLIA, certified laboratories in South San Francisco and San Diego. With Veracyte’s exclusive global access to the nCounter Analysis System, the Company is positioned to deliver its tests to patients worldwide through laboratories and hospitals that can perform the tests locally.
Veracyte currently offers genomic tests in lung cancer; breast cancer; prostate cancer; thyroid cancer; interstitial lung diseases, or ILD, including idiopathic pulmonary fibrosis, or IPF; and bladder cancer. Additionally, the Company’s LymphMark lymphoma subtyping test and renal cancer test are in development.

Lung Cancer - Percepta Genomic Sequencing Classifier. The Percepta classifier improves lung cancer diagnosis when diagnostic bronchoscopy results are inconclusive. This second-generation test was developed using the Company's RNA whole-transcriptome sequencing and machine learning platform and was commercially introduced in June 2019. The Percepta classifier identifies patients with lung nodules who are at low risk of cancer and may avoid further, invasive procedures as well as patients at high risk of cancer so they may obtain faster diagnosis and treatment. The test is built upon foundational "field of injury" science - through which genomic changes associated with lung cancer in current and former smokers can be identified with a simple brushing of a patient's airway - without the need to sample the often hard-to-reach nodule directly.

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

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
Prostate Cancer – Decipher Prostate Biopsy and RP Genomic Classifiers. The Decipher Prostate cancer tests, developed through RNA whole-transcriptome analysis, predict a patient’s risk of progressing to metastatic disease, which helps physicians determine an appropriate treatment plan for patients. The Decipher Prostate Biopsy test is used with patients following a cancer diagnosis to inform whether the patient is a candidate for active surveillance, if they need monotherapy, or if they may benefit from multi-modality or intensified therapy, and the Decipher Prostate RP test is used following surgery to guide decision-making regarding treatment timing following radical prostatectomy and whether patients undergoing salvage radiotherapy may benefit from the addition of hormone therapy.

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
ILD/IPF - Envisia Genomic Classifier. The Envisia classifier improves diagnosis of ILDs, including IPF, without the need for surgery. The test identifies the genomic pattern of usual interstitial pneumonia, or UIP, a hallmark of IPF, with high accuracy on patient samples that are obtained through transbronchial biopsy, a nonsurgical procedure that is commonly used in lung evaluation.

Bladder Cancer – Decipher Bladder Genomic Classifier. The Decipher Bladder test helps determine which patients with muscle-invasive bladder cancer may benefit from neoadjuvant chemotherapy prior to radical cystectomy. Veracyte believes its test will be the only genomic subtyping tool available to physicians in the United States treating patients with locally advanced bladder cancer. The Company plans to expand commercialization of the Decipher Bladder test upon receiving final Medicare coverage for the test, which is expected in mid-2021.

The Company performs its genomic tests for thyroid cancer, lung cancer and IPF in its CLIA-certified laboratory in South San Francisco, California and its genomic tests for prostate and bladder cancer in its College of American Pathologists, or CAP, accredited and CLIA-certified laboratory in San Diego, California. In December 2019, the Company acquired from NanoString, Inc. the exclusive global diagnostics license to the nCounter Analysis System and the Prosigna breast cancer prognostic gene signature assay, which is commercially available, along with the LymphMark lymphoma subtyping assay, which is in development. Both tests are designed for use on the nCounter Analysis System. The Prosigna test kits and associated products are sold to laboratories and hospitals in global markets including the United States.

Veracyte’s whole-transcriptome approach, including RNA sequencing, also provides multiple opportunities for partnerships with biopharmaceutical and diagnostic testing companies. In developing its products, the Company has built or gained access to unique biorepositories, proprietary technology and bioinformatics that it believes are important to the development of new targeted therapies, determining clinical trial eligibility and guiding treatment selection. Additionally, the Company believes that the nCounter Analysis System provides an attractive distributed platform for other diagnostic companies seeking to make their genomic tests available to global markets.

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of March 31, 2021 the condensed consolidated statements of operations and

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
comprehensive loss for the three months ended March 31, 2021 and 2020, the condensed consolidated statements of stockholders' equity for the three months ended March 31, 2021 and 2020, and the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results, stockholders' equity and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2020 has been derived from audited financial statements. The results for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the full year or any other period. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company operates in one segment.

The accompanying interim period condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Use of Estimates

The preparation of unaudited interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Items subject to such estimates include: revenue recognition; write-down of supplies; the useful lives of property and equipment; the recoverability of long-lived assets; the incremental borrowing rate for leases; accounting for acquisitions; the estimation of the fair value of intangible assets and contingent consideration; variable interest entity assessment; impairment of equity investment, at cost; stock options; income tax uncertainties, including a valuation allowance for deferred tax assets; reserve on accounts receivable and contingencies. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and assumptions.

Issuance of Common Stock in a Public Offering

On February 9, 2021, the Company issued and sold 8,547,297 shares of common stock in a registered public offering, including 1,114,864 shares issued and sold upon the underwriters’ exercise in full of their option to purchase additional shares, at a price to the public of $74.00 per share. The Company's net proceeds from the offering were approximately $593.8 million, after deducting underwriting discounts and commissions and offering expenses of $38.7 million.

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

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
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

The Company is also subject to credit risk from its accounts receivable related to its sales. Credit risk for accounts receivable from testing revenue is incorporated in testing revenue accrual rates as the Company assesses historical collection rates and current developments to determine accrual rates and amounts the Company will ultimately collect. The Company generally does not perform evaluations of customers’ financial condition for testing revenue and generally does not require collateral. The Company assesses credit risk and the amount of accounts receivable the Company will ultimately collect for product, biopharmaceutical and collaboration revenue based on collection history, current developments and credit worthiness of the customer. The estimate of credit losses is not material at March 31, 2021.

Through March 31, 2021, most of the Company’s revenue has been derived from the sale of Afirma. To date, Afirma has been delivered primarily to physicians in the United States. The Company’s third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended March 31,
	2021	2020
Medicare	27%	25%
UnitedHealthcare	11%	11%
	38%	36%

The Company’s third-party payers and other customers in excess of 10% of accounts receivable and their related accounts receivable balance as a percentage of total accounts receivable were as follows at the following dates:

	March 31, 2021	December 31, 2020
Medicare	21%	13%
UnitedHealthcare	10%	12%

Restricted Cash

The Company had deposits of $749,000 and $603,000 included in long-term assets as of March 31, 2021 and December 31, 2020, restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the Company's leases.

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

During 2021, the Company changed its revenue estimates due to actual and anticipated cash collections for tests delivered in prior quarters and recognized additional revenue of $0.2 million for the three months ended March 31, 2021. These

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
adjustments resulted in decreases in the Company's loss from operations of $0.2 million and no change in basic and diluted net loss per share for the three months ended March 31, 2021. The change in testing revenue estimates for the three months ended March 31, 2020 was less than $0.1 million.

Product Revenue

Product revenue from instruments and diagnostic kits is recognized generally upon shipment or when the instrument is ready for use by the end customer, which is when title of the product has been transferred to the customer. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. Performance obligations are considered satisfied once the Company has transferred control of a product to the customer, meaning the customer has the ability to use and obtain the benefit of the product. The Company recognizes product revenue for satisfied performance obligations only when there are no uncertainties regarding payment terms or transfer of control. Shipping and handling costs incurred for product shipments are included in product revenue. Revenues are presented net of the taxes that are collected from customers and remitted to governmental authorities. There was no revenue from instrument sales for three months ended March 31, 2021 or 2020.

Biopharmaceutical and Collaboration Revenue

From time to time, the Company enters into arrangements for research and development and/or commercialization services. Such arrangements may require the Company to deliver various rights, services and/or samples, including intellectual property rights/licenses, research and development services, and/or commercialization services. The underlying terms of these arrangements generally provide for consideration to the Company in the form of nonrefundable upfront license fees, development and commercial performance milestone payments, royalty payments, and/or profit sharing. Net sales of data or other services to customers are recognized in accordance with ASC 606 and are classified under biopharmaceutical revenue. Certain milestone payments fall under the scope of ASC Topic 808, Collaborative Arrangements, or ASC 808, and are classified under collaboration revenue. Payments received that are not sales or services to a customer or collaboration revenue are recorded as offsets against research and development expense in the Company's consolidated statements of operations and comprehensive loss.

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

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
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

Diagnostic Development Agreement with Johnson & Johnson

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

For the three months ended March 31, 2021 and March 31, 2020, the Company recognized $0.2 million and $0.3 million, respectively, of revenue under this contract. Accounts receivable from JJSI was $0.1 million at March 31, 2021 and zero at December 31, 2020. There was $1.1 million and $1.0 million of deferred revenue related to this agreement at March 31, 2021 and December 31, 2020, respectively.

Other Collaboration and Service Agreements

The Company has entered into agreements with biopharmaceutical companies and other diagnostic companies to provide them with data, development services and the right to develop tests on the nCounter Analysis System. For three months ended March 31, 2021 and 2020 the Company recognized biopharmaceutical revenue of $0.4 million and $0.4 million, respectively, for development services. There was $0.1 million and zero of deferred revenue related to these agreements at March 31, 2021 and December 31, 2020, respectively. Accounts receivable from these contracts totaled $0.5 million at March 31, 2021 and $0.4 million at December 31, 2020.

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. This ASU removes the following exceptions: (1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items; (2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; (3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendments in this ASU also improve consistency and simplify other areas of Topic 740 by clarifying and amending existing guidance. The revised guidance will be applied prospectively and became effective for the Company beginning January 1, 2021 and the adoption of ASU 2019-12 did not have a material impact on our condensed consolidated financial statements.

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

	Three Months Ended March 31,
	2021	2020
Shares of common stock subject to outstanding options	3,944,887	4,760,128
Employee stock purchase plan	15,720	19,857
Restricted stock units	886,584	936,524
Total common stock equivalents	4,847,191	5,716,509

3. Balance Sheet Components

Goodwill

The changes in the carrying amounts of goodwill were as follows (in thousands of dollars):

Amounts
Balance as of December 31, 2020	$2,725
Goodwill Acquired - Decipher Biosciences	472,113
Balance as of March 31, 2021	$474,838

Intangible Assets, Net

Intangible assets include finite-lived product technology, customer relationships, licenses and trade names and indefinite-lived in-process research and development. Intangible assets consisted of the following (in thousands of dollars):

	March 31, 2021			December 31, 2020			Weighted Average Amortization Period (Years)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Percepta product technology	$16,000	$(6,400)	$9,600	$16,000	$(6,133)	$9,867	15
Prosigna product technology	4,120	(366)	3,754	4,120	(298)	3,822	15
Prosigna customer relationships	2,430	(648)	1,782	2,430	(526)	1,904	5
nCounter Dx license	46,880	(4,167)	42,713	46,880	(3,386)	43,494	15
LymphMark product technology	990	(189)	801	990	(153)	837	7
Decipher product technology	90,000	(484)	89,516	—	—	—	10
Decipher trade names	4,000	(43)	3,957	—	—	—	5
Total finite-lived intangibles	164,420	(12,297)	152,123	70,420	(10,496)	59,924	11.6
In-process research and development	7,300	—	7,300	—	—	—
Total intangible assets	$171,720	$(12,297)	$159,423	$70,420	$(10,496)	$59,924

Amortization of the finite-lived intangible assets is recognized on a straight-line basis. Amortization expense of $1.8 million and $1.3 million was recognized for the three months ended March 31, 2021 and 2020, respectively.
The estimated future aggregate amortization expense as of March 31, 2021 is as follows (in thousands of dollars):

Year Ending December 31,	Amounts
2021 remainder of year	$11,129
2022	14,837
2023	14,837
2024	14,797
2025	14,351
Thereafter	82,172
Total	$152,123

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands of dollars):

	March 31, 2021	December 31, 2020
Accrued compensation expenses	$10,214	$9,201
Accrued other	6,040	2,504
Total accrued liabilities	$16,254	$11,705

4. Business Combination

Decipher Biosciences

On March 12, 2021, the Company acquired 100% of the equity interests of Decipher Biosciences, a privately-held company developing diagnostic tests in urologic cancers, for approximately $594.7 million, comprised of approximately $550.5 million in the form of upfront cash consideration and the remainder in cash payable post-acquisition of which $43.8 million was paid prior to March 31, 2021. The Company incurred approximately $10.0 million of transaction costs related to the acquisition of Decipher Biosciences which were recorded as general and administrative expense during the three months ending March 31, 2021.

In connection with the acquisition, certain of Decipher Biosciences' equity awards that were outstanding and unvested prior to the acquisition became fully vested per the terms of the merger agreement. The acceleration of vesting required the Company to allocate the fair value of the historical Decipher Biosciences’ employee stock awards attributable to pre-combination service to the purchase price and the remaining amount was considered the Company's nonrecurring post-combination expense. In March 2021, the Company recognized nonrecurring post-combination expense related to the acceleration and cash settlement of unvested historical Decipher Biosciences’ employee stock awards of $25.1 million, all of which was recorded as general and administrative expense during the quarter ended March 31, 2021.

The Company included the financial results of Decipher Biosciences in its consolidated financial statements from the acquisition date, which contributed $3.8 million and $0.8 million of revenue and net income, respectively, during the three months ended March 31, 2021.

The following table summarizes the purchase price and nonrecurring post-compensation expense recorded as a part of the acquisition (in thousands):

	Purchase Price	Nonrecurring Post-Combination Compensation Expense
Upfront cash consideration	$550,515	$270
Liabilities incurred	44,179	24,809
Total	$594,694	$25,079

Assets acquired and liabilities assumed are recorded based on valuations derived from estimated fair value assessments and assumptions used by the Company. While the Company believes that its estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. The following table summarizes the fair values of

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
assets acquired and liabilities assumed through the Company's acquisition of Decipher Biosciences at the date of acquisition (in thousands):

Cash and cash equivalents	$19,782
Accounts receivable	5,765
Supplies inventory	1,641
Prepaids and other current assets	778
Property and equipment, net	1,737
Operating lease assets	7,601
Finite-lived intangible assets	94,000
Indefinite-lived intangible assets	7,300
Restricted cash	146
Other assets	829
Total identifiable assets acquired	139,579
Accounts payable	(2,351)
Accrued liabilities	(4,322)
Operating lease obligations (current)	(1,241)
Operating lease obligations, net of current portion	(4,540)
Deferred tax liability	(4,544)
Net identifiable assets acquired	122,581
Goodwill	472,113
Total purchase price	$594,694

Based on the guidance provided in ASC 805, the Company accounted for the acquisition of Decipher Biosciences as a business combination in which the Company determined that Decipher Biosciences was a business which combines inputs and processes to create outputs, and substantially all of the fair value of gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets.

The Company's purchase price allocation for the acquisition is preliminary and subject to revision as additional information about the fair value of the assets and liabilities becomes available. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions and may be subject to change as additional information is received. Primary areas that are not yet finalized are related to accounts receivable, an operating lease intangible asset, and goodwill. Additional information that existed as of the closing date but not known at the time of this filing may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the closing date.

The intangible assets acquired are two in-process research and development, or IPR&D, assets (Metastatic Hormone Sensitive Cancer and Castrate Resistant Cancer), developed technology, and trade names. Additionally, the Company identified certain off-market leases and an intangible asset of $1.8 million is included in operating lease assets which will be amortized over the remaining lease term.

The estimated fair value of the IPR&D is determined using the multi-period excess earnings method which calculates the present value of the estimated revenues and net cash flows derived from the IPR&D once the technologies are developed. The IPR&D is not amortized until it becomes commercially viable and placed in service. At the time when the intangible assets are placed in service the Company will determine a useful life.

The fair value of the finite-lived intangible assets was estimated as follows: (i) the developed technology of $90.0 million was based on a multi-period excess earnings method, and (ii) the trade names of $4.0 million was based on the relief from royalty method. The estimated useful life for the developed technology is 10 years, and the estimated useful life for the trade names is five years. The amortization expense related to finite-lived intangible assets is recorded within the intangible asset amortization financial statement line item.

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition resulted in the recognition of $472.1 million of goodwill which the Company believes consists primarily of expanded market and product opportunities, including new areas of genomic testing, as well as the potential expansion of the Company's product offerings in international markets. Furthermore, the acquisition of Decipher Biosciences gives the Company a presence in seven of the ten most common cancers impacting patients in the United States, which in turn enhances the Company’s overall prominence in the genomic testing arena. Goodwill created as a result of the acquisition is not deductible for tax purposes. The acquisition advances the Company's objective to improve the lives of patients through innovations in genomic technology tailored for diagnostic, prognostic, and treatment decisions related to urologic cancers.

We recorded an income tax benefit primarily due to net deferred tax liabilities assumed in connection with the acquisition, which provided a future source of income to support the realization of our deferred tax assets and resulted in a release of $3.5 million in the Company's valuation allowance.

Supplemental Pro Forma Information (unaudited)

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Veracyte and Decipher as though the companies had been combined as of January 1, 2020. The pro forma amounts have been adjusted for:

•day 1 expense related to the accelerated vesting of unvested legacy Decipher equity awards,
•transaction expenses incurred by Decipher and us,
•lease expense resulting from the fair value adjustments to the operating lease obligation and operating lease asset,
•amortization expense resulting from the acquired intangible assets,
•the elimination of historical interest expense incurred by Decipher on its debt and debt-like items, and
•income tax benefits resulting from the deferred tax liabilities acquired.

The following unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved as if the acquisition had taken place as of January 1, 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Total revenues	$48,680	$38,997
Net Income (loss)	$1,680	$(59,913)

Related Party Transactions

Members of Veracyte's board of directors, Dr. Tina S. Nova, Ph.D. and Dr. Robert S. Epstein, M.D., M.S., served on the board of directors of Decipher Biosciences prior to the acquisition of Decipher Biosciences, with Dr. Nova additionally serving as President and Chief Executive Officer of Decipher Biosciences. Pursuant to Veracyte's related party transactions policy, Dr. Nova and Dr. Epstein recused themselves from all discussions of its board of directors related to the acquisition, and the acquisition was approved by each of the non-interested members of the board of directors. In connection with the acquisition, certain Decipher Biosciences equity awards held by Dr. Nova and Dr. Epstein were fully-accelerated and certain incentive bonus payments were made to Dr. Nova pursuant to a management incentive plan established by the Decipher Biosciences board of directors, resulting in payments of approximately $26.5 million and $1.4 million to each of them, respectively. Dr. Nova resigned from Veracyte’s board of directors and now serves as Veracyte's General Manager, Thyroid and Urologic Cancers. Dr. Epstein continues to serve on Veracyte’s board of directors.

5. Fair Value Measurements

The Company records its financial assets and liabilities at fair value. The carrying amounts of certain financial instruments of the Company, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The accounting guidance for fair value

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
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

The fair value of the Company’s financial assets includes money market funds and deposits for leases of the Company's facilities. Money market funds, included in cash and cash equivalents in the accompanying condensed consolidated balance sheets, were $319.2 million and $346.8 million as of March 31, 2021 and December 31, 2020, respectively, and are Level I assets as described above. The deposits for the leases, included in restricted cash in the accompanying condensed consolidated balance sheets, was $749,000 and $603,000 as of March 31, 2021 and December 31, 2020, respectively, and is a Level I asset as described above.

On December 3, 2019, the Company acquired from NanoString the exclusive global diagnostics license to the nCounter Analysis System, the Prosigna breast cancer prognostic gene signature assay, and the LymphMark lymphoma subtyping assay. Pursuant to the terms of the agreement, Veracyte paid NanoString $40.0 million in cash and $10.0 million in Veracyte common stock, and may pay up to an additional $10.0 million in cash, contingent upon the commercial launch of Veracyte diagnostic tests for use on the platform. This contingency was valued at $6.1 million as of the acquisition date and is remeasured to fair value at each reporting date until the contingent consideration is settled. As of March 31, 2021 and December 31, 2020, this contingency was remeasured to $7.8 million and $7.6 million, respectively, with the corresponding changes included in general and administrative expense in the Company's condensed consolidated statements of operations and comprehensive loss. The fair value of the contingent consideration includes inputs that are not observable in the market and thus represent a Level III financial liability. The estimation of the fair value of the contingent consideration is based on the present value of the expected payments calculated by assessing the likelihood of when the related milestones would be achieved, discounted using the Company's estimated borrowing rate. These estimates form the basis for making judgments about the carrying value of the contingent consideration that are not readily apparent from other sources. Changes to the forecasts for the achievement of the milestones and the estimates of the borrowing rate can significantly affect the estimated fair value of the contingent consideration.  As of March 31, 2021, the achievement of two of the milestones is forecasted to occur within the next 12 months.  As a result, $6.0 million of the contingent consideration is included in short term liabilities and $1.8 million is included in long term liabilities in the condensed consolidated balance sheets. As of March 31, 2021 and December 31, 2020, the Company calculated the estimated fair value of the milestones using the following significant unobservable inputs:

	Value or Range (Weighted-Average)
Unobservable input	March 31, 2021	December 31, 2020
Discount rate	6.2	6.9
Probability of achievement	70% - 100% (86%)	70% - 100% (86%)

6. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory facilities in South San Francisco and San Diego, California and Austin Texas under various non-cancelable lease agreements. The lease terms extend to January 2029 and contain extension of lease term and expansion options. The leases have a weighted average remaining lease term of 5.2 years as of March 31, 2021. The Company had deposits of $749,000 and 603,000 included in long-term assets as of March 31, 2021 and December 31, 2020, respectively, restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the leases.

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
The Company determined its operating lease liabilities using payments through their current expiration dates and a weighted average discount rate of 6.7% based on the rate that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments in a similar economic environment. Operating lease liabilities along with the associated right-of-use assets are disclosed in the accompanying condensed consolidated balance sheets. After the adoption of ASC 842, Leases, the Company classified its deferred rent for tenant improvements with its operating lease right-of-use assets on the consolidated balance sheets. In connection with the acquisition of Decipher Biosciences, the Company identified certain off-market rate leases and has preliminarily estimated an intangible asset of $1.8 million which is included in operating lease assets and will be amortized over the remaining lease term. See Note 4 for more information on the acquisition of Decipher Biosciences.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2021 are as follows (in thousands of dollars):

Year Ending December 31,	Amounts
Remainder of 2021	$2,760
2022	3,770
2023	3,880
2024	3,991
2025	4,103
Thereafter	1,661
Total future minimum lease payments	20,165
Less: amount representing interest	3,251
Present value of future lease payments	16,914
Less: short-term lease liabilities	2,878
Long-term lease liabilities	$14,036

The Company recognizes operating lease expense on a straight-line basis over the non-cancelable lease period. Operating lease expense was $0.6 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively. Cash paid for amounts included in the measurement of lease liabilities was $0.6 million for each of the three months ended March 31, 2021 and 2020.

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

7. Debt

Loan and Security Agreement

On November 3, 2017, the Company entered into a loan and security agreement, or Loan and Security Agreement, with Silicon Valley Bank. The Loan and Security Agreement allows the Company to borrow up to $35.0 million, with a $25.0 million advance term loan, or Term Loan Advance, and a revolving line of credit of up to $10.0 million, or Revolving Line of Credit. The Term Loan Advance was advanced upon the closing of the Loan and Security Agreement and was used to pay the outstanding balance of the Company’s existing long-term debt, which was canceled at that date. The Company had not drawn on the Revolving Line of Credit as of March 31, 2021. Borrowings under the Loan and Security Agreement mature on October 1, 2022. Amounts may be borrowed and repaid under the Revolving Line of Credit up until the earliest of full repayment or maturity of the Loan and Security Agreement, termination of the Loan and Security Agreement, or October 1, 2022.

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
The Term Loan Advance bears interest at a variable rate equal to (i) the thirty-day U.S. London Interbank Offer Rate, or LIBOR, plus (ii) 4.20%, with a minimum rate of 5.43% per annum. Principal amounts outstanding under the Revolving Line of Credit bear interest at a variable rate equal to (i) LIBOR plus (ii) 3.50%, with a minimum rate of 4.70% per annum.

The Company may prepay the outstanding principal amount under the Term Loan Advance plus accrued and unpaid interest and, if the Term Loan Advance is repaid in full, a prepayment premium of $250,000. In 2019 and 2020, the Company prepaid $24.9 million and $0.1 million, respectively, of the principal amount of the Term Loan Advance. These prepayments did not trigger any prepayment premium because they were partial, not full, repayments of the principal amount.

In addition, a final payment on the Term Loan Advance in the amount of $1.2 million is due upon the earlier of the maturity date of the Term Loan Advance or its payment in full. The Loan and Security Agreement contains customary representations, warranties, and events of default, as well as affirmative and negative covenants. As of March 31, 2021, the Company was in compliance with the loan covenants. The Company’s obligations under the Loan and Security Agreement are secured by substantially all of its assets (excluding intellectual property), subject to certain customary exceptions.

The debt obligation for borrowings made under the Loan and Security Agreement was as follows (in thousands of dollars):

	March 31, 2021	December 31, 2020
Debt principal	$—	$—
End-of-term debt obligation	863	810
Total debt obligation	$863	$810

As of March 31, 2021, the principal balance outstanding was one dollar. Future principal and end-of-term debt obligation payments under the Loan and Security Agreement are $1.2 million and due in 2022.  As of March 31, 2021 and December 31, 2020, the accrued interest payable under the Loan and Security Agreement was immaterial.

The end-of-term debt obligation accretes over the term of the Loan and Security Agreement until maturity and is included in interest expense in the Company's condensed consolidated statements of operations and comprehensive loss.

8. Stockholders’ Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows:

	March 31, 2021	December 31, 2020
Stock options and restricted stock units issued and outstanding	4,965,510	4,867,303
Stock options and restricted stock units available for grant under stock option plans	4,851,806	3,061,589
Common stock available for the Employee Stock Purchase Plan	1,522,653	1,571,395
Total	11,339,969	9,500,287

9. Income Taxes

The Company recorded an income tax benefit of $3.8 million for the three months ended March 31, 2021 and no income tax provision or benefit for the three months ended March 31, 2020. The income tax benefit for 2021 was primarily impacted by a discrete tax adjustment related to the release of certain valuation allowances on the Company's deferred tax assets upon recording of the deferred tax liabilities for the acquisition of Decipher Biosciences while 2020 had a full valuation allowance on all net deferred tax assets.

On March 27, 2020 and on December 27, 2020, respectively, the Coronavirus Aid, Relief, and Economic Security Act and the Consolidated Appropriations Act were enacted in response to the COVID-19 pandemic. The Company does not expect the provisions of such legislation to have a significant impact on the effective tax rate, the results of operations or the financial position of the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "expects," "anticipates," "intends," "estimates," "plans," "believes," "continuing," "ongoing," and similar expressions are intended to identify forward-looking statements. These are statements that relate to future events and include, but are not limited to, the factors that may impact our financial results; our expectations regarding revenue; our expectations with respect to our future research and development, general and administrative and selling and marketing expenses and our anticipated uses of our funds; the impact of the COVID-19 pandemic on our business and the U.S. and global economies; our expectations regarding the return to pre-COVID-19 volume and revenue levels; our beliefs with respect to the optimization of our processes for the analysis of ribonucleic acid, or RNA, samples; our integration of Decipher Biosciences Inc. and the assets acquired from NanoString Technologies, Inc.; our ability to deploy the nCounter Analysis System successfully and run our tests on this platform worldwide; our beliefs with respect to the optimization of our processes for the analysis of ribonucleic acid, or RNA, samples; our collaboration with Johnson & Johnson Services, Inc.; our belief in the importance of maintaining libraries of clinical evidence; our expectations regarding the nasal swab classifier for early lung cancer detection, the Percepta Lung Cancer Atlas, the Envisia classifier on the nCounter system and the LymphMark lymphoma subtyping test; our expectations regarding our diagnostic company partnerships; our ability to have the targeted Atlas platform transferred to our pulmonology indications; our expectations regarding the Percepta Lung Cancer Atlas; our expectations regarding capital expenditures; our anticipated cash needs and our estimates regarding our capital requirements; the timing and success of our transition to a single platform for all of our classifiers and tests; our ability to maintain Medicare coverage for each of our tests; our need for additional financing; potential future sources of cash; our business strategy and our ability to execute our strategy; our ability to achieve and maintain reimbursement from third-party payers at acceptable levels and our expectations regarding the timing of reimbursement; the estimated size of the global markets for our tests; the estimated number of patients who are candidates for our test; the attributes and potential benefits of our tests and any future tests we may develop to patients, physicians and payers; the factors we believe drive demand for and reimbursement of our tests; our ability to sustain or increase demand for our tests; our intent to expand into other clinical areas; our ability to develop new tests, and the timeframes for development or commercialization; our ability to get our data and clinical studies accepted in peer-reviewed publications; our dependence on and the terms of our agreement with TCP, and on other strategic relationships, and the success of those relationships; our beliefs regarding our laboratory capacity; the potential for future clinical studies to contradict or undermine previously published clinical study results; the applicability of clinical results to actual outcomes; our expectations regarding our international expansion; the occurrence, timing, outcome or success of clinical trials or studies; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive position; our compliance with federal, state and international regulations; the potential impact of regulation of our tests by the Food and Drug Administration, or FDA, or other regulatory bodies; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business; the impact of seasonal fluctuations and economic conditions on our business; our belief that we have taken reasonable steps to protect our intellectual property; our belief that our intellectual property will develop and maintain our competitive position; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; and anticipated trends and challenges in our business and the markets in which we operate. We caution you that the foregoing list does not contain all of the forward-looking statements made in this report.

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

Veracyte, Afirma, Decipher, Percepta, Envisia, Prosigna, "Know by Design" and the Veracyte, Afirma, Decipher, Percepta, Envisia and Prosigna logos are registered trademarks in the U.S. and selected countries. We have common law rights and pending trademark applications for LymphMark and “More About You.” We also refer to trademarks of other corporations or organizations in this report.

This report contains statistical data and estimates that we obtained from industry publications and reports. These publications typically indicate that they have obtained their information from sources they believe to be reliable, but do not guarantee the accuracy and completeness of their information. Some data contained in this report is also based on our internal estimates.

Overview

We are a global genomic diagnostics company that improves patient care by answering important clinical questions to inform diagnosis and treatment decisions throughout the patient journey in cancer and other diseases. Our growing menu of tests leverages advances in genomic science and machine learning technology to change care for patients, enabling them to avoid risky, costly procedures and accelerate time to more appropriate treatment. In addition to making our genomic tests available in the United States through our central laboratories, we believe our nCounter Analysis System is a best-in-class diagnostics platform that positions us to deliver our tests to patients worldwide through laboratories and hospitals that can perform them locally. With our acquisition of Decipher Biosciences in March 2021, we now have a presence in seven of the ten most common cancers in the United States and estimate that our current and near-term pipeline products address an estimated $12 billion global market. We believe our longer-term pipeline products will enable us to address an estimated $50 billion global market.
We design our tests to address specific unmet needs in the diagnosis, prognosis and treatment of cancer and other diseases to thus improve patient outcomes, while delivering clinical and economic utility to physicians, payers and the healthcare system. We position our tests to integrate seamlessly into the way physicians currently evaluate patients in order to facilitate adoption.

We develop our genomic tests using advanced scientific methods, such as RNA whole-transcriptome analysis and machine learning, and then optimize the assays and classifiers for the platform on which the test will be performed. Historically, we have utilized RNA sequencing methods performed in our Clinical Laboratory Improvement Amendments of 1988, or CLIA, certified laboratory in South San Francisco, California. Through the Decipher Biosciences acquisition, we now also have access to an additional 28,000 square foot office and College of American Pathologists, or CAP, accredited and CLIA-certified laboratory in San Diego. Beginning in 2021, we expect to adapt select tests to be performed on the nCounter Analysis System for international distribution of our tests.

We currently offer seven commercialized genomic tests in six disease areas that we believe are changing diagnosis and patient care. All seven tests are available in the United States and one is available internationally. These include the Afirma Genomic Sequencing Classifier, or GSC for thyroid cancer; the Afirma Xpression Atlas, which provides information on the most common and emerging gene alterations associated with thyroid cancer, enabling physicians to confidently tailor surgical and treatment decisions at time of diagnosis; the Percepta GSC for lung cancer; the Envisia Genomic Classifier for interstitial lung diseases, including idiopathic pulmonary fibrosis; our prostate cancer genomic testing products, Decipher Prostate Biopsy and Decipher Prostate RP; the Decipher Bladder genomic classifier for bladder cancer; and the Prosigna Breast Cancer Prognostic Gene Signature Assay for assessing risk of breast cancer distant recurrence. The Prosigna test is available for use on the nCounter platform in the United States and internationally.

We expect to continue expanding our offerings in our current indications, as well as in others that we believe will benefit from our technology and approach. Our product development pipelines address what we believe to be significant market opportunities in early detection, diagnosis, staging/prognosis, therapy selection/surgery and disease monitoring across the aforementioned indications. We plan to commercially introduce multiple products in 2021: Our Percepta Nasal Swab test for early lung cancer detection and our Percepta Genomic Atlas, which, together with the Percepta GSC, form a comprehensive lung cancer portfolio that we believe may improve lung cancer diagnosis and treatment decisions; our Envisia classifier on the nCounter system for expansion into global markets; and our Decipher Bladder test, which we believe will be the only genomic subtyping tool available to physicians in the United States treating patients with locally advanced bladder cancer. We plan to expand commercialization of the Decipher Bladder test upon receiving final Medicare coverage for the test, which we expect to occur in mid-2021.

We believe our powerful scientific platform provides multiple vectors to create value for patients, providers, payers and biopharmaceutical partners, as well as stockholders:

•Unique Biorepositories – Our novel biorepositories fuel both our new biomarker discovery for future product development and our biopharmaceutical partnerships. When we develop new genomic classifiers, we build extensive, robust biorepositories of patient-consented samples and well-curated clinical, radiological, outcome and other information from Institutional Review Board-approved clinical trials to inform our discovery and validation efforts. Our biorepositories are designed to encompass the broad spectrum of disease that our tests may encounter when used in clinical practice, as well as the wide range of conditions associated with patients who are suspected of having a particular disease or disease state. We extract extensive genomic information from these patient samples using our RNA whole-transcriptome sequencing platform. We also generate valuable data through our commercial testing channel, where we similarly extract RNA whole-transcriptome information on each patient sample, prior to applying our proprietary algorithms. We estimate that our biorepositories contain over four billion transcripts from over 20,000 patient samples through our research and development efforts and more than 40 billion transcripts from over 200,000 patient samples through our commercial stream.

In addition, our Decipher GRID database contains whole-transcriptome profiles from over 90,000 patient tumors in urologic cancers, forming what we believe is the largest database of its kind in the world. Among these, approximately 15,000 patient profiles have extensive clinical characterization and outcome data. The Decipher GRID contains over 300 proprietary signatures that are run on each patient's tumor, with data analyzed and stored as part of our daily commercial operations.

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

•High-Performing Commercial Genomic Tests - The majority of our genomic tests serve large, generally untapped markets where they are changing the diagnostic and treatment paradigm for patients. Our Prosigna and Decipher Prostate tests serve the highly competitive breast cancer and prostate cancer markets, respectively, where we believe they offer unique benefits to physicians and their patients. The majority of our genomic testing business stems from our CLIA-certified laboratories in South San Francisco and San Diego, California, which serve the United States market. We believe the nCounter Analysis System affords us the opportunity to adapt our test menu for multiple markets globally, providing flexibility for a global distributed testing model and increased efficiency in our United States-based CLIA labs. Our RNA sequencing platform enables us to offer testing from our CLIA labs for a broad range of gene alterations, which can inform treatment decisions at the time of diagnosis.

We believe our ability to leverage RNA whole-transcriptome sequencing and other data in large biorepositories of patient-consented samples in oncology and other indications, our strong commercial position in major clinical indications and our global reach, present partnership opportunities for biopharmaceutical companies to enhance their research and development capabilities and for other genomic diagnostics companies to introduce their non-competitive tests to global markets on the nCounter system.

We have formed several biopharmaceutical partnerships, each focused on our current indications to derive value out of our current business or advance future business. Our collaboration with the Lung Cancer Initiative at Johnson & Johnson, which began in December 2018, has helped advance our pipeline, including the launch in 2019 of our Percepta GSC on our RNA whole-transcriptome sequencing platform and development of the first non-invasive nasal swab test designed for early lung cancer detection. We recently expanded our program with Johnson & Johnson to potentially develop future tests designed to detect lung disease before cancer develops. Other biopharmaceutical partnerships include Acerta Pharma, the hematology research and development arm of AstraZeneca, related to our LymphMark lymphoma subtyping test and we are currently supporting pharmaceutical companies in urological clinical trials, including SPARTAN, a pivotal clinical trial of ERLEADA, which has been approved by the FDA and is marketed by Janssen for the treatment of nmCRPC, as well as clinical trials being conducted by Astellas and Dendreon in localized prostate cancer, and our tests are being used in the NCI-sponsored ERADICATE and PREDICT-RT trials.

Patients access our tests through their physician. Our Afirma, Percepta and Envisia tests are used as part of the diagnostic process and genomic testing services are performed in our CLIA laboratory located in South San Francisco, California. Our Decipher tests in urologic cancers are performed in our CLIA laboratory in San Diego, California. All of these tests are marketed as laboratory developed tests. Cytopathology services for Afirma testing are performed in our reference laboratory in Austin, Texas. The Prosigna test is indicated in female breast cancer patients who have undergone surgery in conjunction with locoregional treatment consistent with standard of care. This FDA cleared in vitro diagnostic test is performed on the nCounter Analysis System in laboratories worldwide, as well as in the United States.

Impact of COVID-19

In December 2019, a strain of coronavirus was reported in Wuhan, China, and began to spread globally, including to the United States and Europe, in the following months. The full impact of the COVID-19 outbreak continues to be inherently uncertain at the time of this report. Our customers, third-party contract manufacturers, suppliers and collaboration partners have been affected by the closure of hospitals, doctors' offices, manufacturing sites, or country borders, among other measures put in place around the world. Layoffs and furloughs in the medical industry and otherwise during the shutdown have had, and will continue to have, negative impact on the demand for medical care and diagnostic tests, which affects the frequency with which tests are prescribed, and the ability of doctors and hospitals to administer such tests. Further the inability to travel and conduct face-to-face meetings can also make it more difficult to expand utilization of our products into new geographies and to drive awareness of our products. These circumstances had a significant negative impact on our financial results during 2020.

During the second half of March 2020, we experienced a significant decline in the volume of samples received. Our monthly reported genomic volumes reached a year-to-date low point in April 2020. Following the April 2020 low point, sequential monthly total reported genomic volume increased in May and June 2020. Our Afirma business rebounded first, as expected, given that approximately half of patient samples come to us from community physician practices. Our pulmonology business continues to grow, but more slowly, as predicted, since the bronchoscopy procedures used to collect samples for our Percepta and Envisia tests are performed in hospital settings that continue to be more restrictive. As a result of the impact on our volumes, we reported a significant decline in sequential and year-over-year revenue for the quarter ended June 30, 2020. For the second half of 2020, our total reported genomic volume, relative to the same period of the prior year, increased 3% as hospitals started performing more non-emergency procedures and physician practices began to reopen. The COVID-19 pandemic has also caused us to modify our business practices, including taking proactive steps to protect our employees and the broader community (including but not limited to curtailing or modifying employee travel, moving to full remote work wherever possible, and cancelling physical participation in meetings, events and conferences), while ensuring our ability to deliver genomic test results to physicians and their patients who need them.

During 2020, with limited physical access to physicians, we expanded our use of digital tools to engage with our customers. Given the effectiveness and efficiency of these programs, we continue to expand our digital marketing efforts even as we gain more access to our customers.

The rapid increase in daily COVID-19 testing consumes reagents and supplies otherwise available to genomic testing companies like ours across the United States. In October 2020, we experienced supply chain disruptions in the supply of plastic materials used in the processing of samples. When not limited by the expiration date of products and when we feel it reasonable and feasible to do so, we are taking steps to increase our level of stock reserves, to develop alternative sources of supply and to implement procedures to mitigate the impact on our supply chain or our ability to process samples in our laboratories.  Though we are in regular contact with our key suppliers, we do not have, nor expect to have, the necessary insight into our vendors’ supply chain issues that we may need to know to effectively mitigate the impact to our business. Though we attempt to mitigate the impact to our business, these interruptions in manufacturing (including the sourcing of reagents or supplies) may negatively impact our test volumes or levels of revenue.

The extent of the impact of the COVID-19 on our future liquidity and operational performance will depend on certain developments, including the deployment and long-term efficacy of vaccines, the duration and spread of the outbreak, the impact on our customers' operations and the impact to our sales and renewal cycles. See Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business.

First Quarter 2021 Financial Results

For the three months ended March 31, 2021, compared to the prior year (Decipher Biosciences one-time acquisition-related expenses in the first quarter of 2021 increased our operating expenses, net loss and net cash used in operations by $35.1 million and our net loss per share by $0.55):

•Total Revenue was $36.7 million, including $3.8 million for urologic cancer testing, an increase of 18%;
•Gross Margin was 66%;
•Operating Expenses were $82.1 million. Operating Expenses, Excluding Cost of Revenue, were $69.7 million, including $35.1 million related to the acquisition of Decipher Biosciences;
•Net Loss and Comprehensive Loss was $41.9 million, including $35.1 million of expenses related to the acquisition of Decipher Biosciences;
•Basic and Diluted Net Loss Per Common Share was $0.66, including $0.55 per share attributable to the acquisition related expenses recorded in general and administrative expenses;
•Net Cash Used in Operating Activities was $40.6 million; and
•Cash and Cash Equivalents were $324.1 million at March 31, 2021.

First Quarter 2021 and Recent Business Highlights

Commercial Growth:
•Total genomic testing and product revenue was $36.1 million, an increase of 19%, compared to the first quarter of 2020.
•Total genomic volume was 14,437 tests, an increase of 11%, compared to prior year, including 1,560 tests from Decipher Biosciences.
•Continue to expect a mid-year Medicare coverage decision for Decipher Bladder test, which will allow us to leverage our urology sales footprint to accelerate commercial adoption.
•Launched General Manager-based global structure, vertically aligning commercial teams within each clinical indication to provide enhanced focus and clinical expertise. Also added key new hires in marketing, managed care and international market access to support multiple new product launches and global expansion later this year.

Evidence Development and Pipeline Advancement:
•Six abstracts for our pulmonology products accepted as posters at the American Thoracic Society, or ATS, 2021 International Conference this month:
–Percepta Genomic Atlas – New data demonstrating the test’s ability to inform treatment decisions on the same sample used in diagnosis, in anticipation for product launch in Q4 2021.
–Envisia – New data from five abstracts demonstrates the test’s clinical utility and our ability to enable the CLIA lab-based test on the nCounter Analysis System, in anticipation of the test’s international launch later this year.
•Six abstracts for our oncology tests accepted for the ASCO Annual Meeting in June, including:
–Percepta Nasal Swab – Pivotal, multicenter, double-blind clinical validation data for test to enable early lung cancer detection, setting the stage for anticipated product launch in the second half of 2021.
–Decipher Prostate – Two abstracts, including an oral presentation showing test’s ability to identify African American men with higher likelihood of aggressive prostate cancer, will help further distinguish Decipher Prostate from other prostate cancer genomic tests.
–Afirma XA – New data demonstrate the test’s ability to identify patients with gene alterations who may benefit from targeted therapies – at the time of diagnosis.
•Two abstracts presented as posters at the European Society of Medical Oncology, or ESMO, Breast Cancer Virtual Congress 2021 meeting this month highlighted potential applications of the PAM50 biomarker on which the Prosigna test is based, as well as initial results from the PROCURE study, which aims to develop consensus around the use of breast cancer genomic tests, including Prosigna.
•First patient enrolled and randomized in a study using Veracyte’s LymphMark lymphoma subtyping test to identify and enroll patients with untreated DLBCL who may benefit from Acerta Pharma and AstraZeneca’s Calquence® in combination with a traditional chemoimmunotherapy regimen.

Financing:
•Issued and sold 8,547,297 shares of common stock in February 2021, including 1,114,864 shares sold upon full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $74.00 per share. The net proceeds to Veracyte from the offering were approximately $593.8 million.

•Veracyte used a portion of the net proceeds from the offering, together with its existing cash and cash equivalents, to finance its $600 million cash acquisition of Decipher, which was completed in March 2021. The company intends to use the remaining net proceeds of the offering for working capital and other general corporate purposes, which may include acquiring or investing in complementary businesses, technologies or other assets.

Factors Affecting Our Performance

Reported Genomic Test Volume

Our performance depends on the number of genomic tests that we perform and report as completed in our CLIA-certified laboratories and Prosigna tests processed on the nCounter Analysis System. Factors impacting the number of tests that we report as completed include, but are not limited to:

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

Integrating acquired assets and advances to our collaborations

Revenue growth, operational results and advances to our business strategy depends on our ability to integrate any acquired assets into our existing business. The integration of acquired assets may impact our revenue growth, increase the cost of operations, cause significant write-offs of intangible assets, or may require management resources that otherwise would be available for ongoing development of our existing business. The integration of assets acquired from NanoString in December 2019 and Decipher Biosciences in March 2021 may impact our revenue and operating results through integration of a sales force, development of a product supply operation and the expansion of our business internationally with a broad menu of advanced genomic tests that may be offered.

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

The average genomic classifier reimbursement rates will change over time due to a number of factors, including medical coverage decisions by payers, the effects of contracts signed with payers, changes in allowed amounts by payers, our ability to successfully win appeals for payment, and our ability to collect cash payments from third-party payers and individual patients. Historical average reimbursement is not necessarily indicative of future average reimbursement.

We incur expense for tests in the period in which the test is conducted and recognize revenue for tests in the period in which our revenue recognition criteria are met.

Product Revenue

We began recognizing product revenue in December 2019 in accordance with the provisions of ASC 606 when we executed an agreement with NanoString for the exclusive worldwide license to the nCounter Analysis System for in vitro diagnostic use.

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

Development of Additional Tests

We continue to advance our portfolio of diagnostic tests that leverage innovations in genomic science, sequencing technology and machine learning; our robust biorepositories; and our exclusive diagnostics rights to the nCounter Analysis System to further improve patient care globally.

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

We launched the original Afirma XA in March 2018. We subsequently introduced an expanded Afirma XA in April 2020 to provide physicians with additional gene alteration content – including novel or rare NTRK, ALK, RET and BRAF fusions – to further inform surgery and treatment decisions for patients with suspected or confirmed thyroid cancer. The expanded Afirma XA now reports 905 DNA variants and 235 RNA fusion partners in 593 genes.

Our Afirma GSC, including the BRAF v600E mutation test and medullary thyroid cancer, or MTC, Classifier, along with the Afirma XA offer a comprehensive solution for physicians evaluating thyroid nodules. Our broad ability to serve the thyroid diagnostic market also enables us to enter into research collaborations with biopharmaceutical companies, which are intended to support their development of targeted therapies for genetically defined cancers, including thyroid cancer.

In pulmonology, our Percepta Genomic Sequencing Classifier, or GSC, improves lung cancer diagnosis following an inconclusive bronchoscopy by identifying patients with lung nodules who are at low risk of cancer and may avoid further, invasive procedures and those with a high risk of lung cancer, so they may obtain faster diagnosis and treatment. The test is built upon foundational "field of injury" science - through which genomic changes associated with lung cancer in current and former smokers can be identified with a simple brushing of a person's airway - without the need to sample the often hard-to-reach nodule directly. We commercially introduced the Percepta classifier in 2015, with clinical validation data subsequently published in the New England Journal of Medicine. In June 2019, we launched the next-generation Percepta test, providing expanded lung cancer risk information to further inform treatment decisions. The Percepta classifier is the first product of its kind to be available commercially and the first to obtain Medicare coverage for improved lung cancer diagnosis.

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

In 2015, Decipher Biosciences received a Local Coverage Determination, or LCD, for its first commercial product, Decipher Prostate RP, for use in the early salvage setting. Decipher Biosciences expanded into biopsy and received an LCD for first two Decipher Prostate Biopsy products in May 2019 covering the Very Low and Low National Comprehensive Cancer Network, or NCCN, risk groups and a second LCD in January 2020 covering Decipher Prostate Biopsy for Favorable Intermediate and Unfavorable Intermediate NCCN risk groups. In November 2020, Decipher Biosciences received another expanded LCD and launched its High and Very High biopsy product and now covers the entire localized and biochemically recurrent prostate cancer care continuum. The current product development pipeline that we acquired from Decipher Biosciences now includes expansion of indications for testing to castrate-resistant and metastatic prostate cancer, predictive biomarkers for response to Androgen Deprivation Therapy, or ADT, second generation AR signaling inhibitors, or ARSi, and docetaxel chemotherapy.

Decipher has also developed Decipher Bladder; we plan to expand commercialization of the test upon receiving final Medicare coverage for the test, which is expected in mid-2021. We believe Decipher Bladder will be one of the first genomic tests for localized bladder cancer.

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

Financial Overview

Revenue

Through March 31, 2021, we had derived most of our revenue from the sale of Afirma, delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of cash collection from the third-party payer and individual patients. Third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended March 31,
	2021	2020
Medicare	27%	25%
UnitedHealthcare	11%	11%
	38%	36%

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

Cost of Revenue

The components of our cost of testing revenue are laboratory expenses, sample collection kit costs, sample collection expenses, compensation expense, license fees and royalties, depreciation and amortization, other expenses such as equipment and laboratory supplies, and allocations of facility and information technology expenses. Costs associated with performing tests are recorded as the test is processed regardless of whether and when revenue is recognized with respect to that test. As a result, our cost of testing revenue as a percentage of testing revenue may vary significantly from period to period because we may not recognize all revenue in the period in which the associated costs are incurred. We expect cost of testing revenue in absolute dollars to increase as the number of tests we perform increases. However, we expect that the cost per test will decrease over time due to leveraging fixed costs, efficiencies we may gain as test volume increases and from automation, process efficiencies and other cost reductions. As we introduce new tests, initially our cost of testing revenue will be high as we expect to run suboptimal batch sizes, run quality control batches, test batches, registry samples and generally incur costs that may suppress or reduce gross margins. This will disproportionately increase our aggregate cost of testing revenue until we achieve efficiencies in processing these new tests.

Our cost of product revenue consists primarily of costs of purchasing instruments and diagnostic kits from third-party contract manufacturers, installation, warranty, service and packaging and delivery costs. In addition, cost of product revenue includes royalty costs for licensed technologies included in our products and labor expenses. As our Prosigna test kits are sold in various configurations with different number of tests, our product cost per test will vary based on the specific kit configuration purchased by customers.

Our cost of biopharmaceutical revenue are the costs of performing activities under arrangements that require us to perform research and development services on behalf of a customer pursuant to a biopharmaceutical service agreement, and is mainly comprised of compensation expense and pass through costs.

Research and Development

Research and development expenses include expenses incurred to develop our technology, collect clinical samples and conduct clinical studies to develop and support our products and pipeline. These expenses consist of compensation expenses, direct research and development expenses such as prototype materials, laboratory supplies and costs associated with setting up and conducting clinical studies at domestic and international sites, professional fees, depreciation and amortization, other miscellaneous expenses and allocation of facility and information technology expenses. We expense all research and development costs in the periods in which they are incurred. We expect to incur significant research and development expenses as we continue to invest in research and development activities related to developing additional products and evaluating various platforms. We incurred a majority of our research and development expenses in support of our pipeline products in 2020 and in the three months ended March 31, 2021, and expect this to continue in the remainder of 2021 and beyond.

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

General and Administrative

General and administrative expenses include compensation expenses for executive officers and administrative, billing and client service personnel, professional fees for legal and audit services, occupancy costs, depreciation and amortization, and other expenses such as information technology and miscellaneous expenses offset by allocation of facility and information technology expenses to other functions. For the three months ended March 31, 2021, costs related to the acquisition of Decipher Biosciences were included in general and administrative compensation expense and professional fees. For the three months ended March 31, 2021, approximately 56% of the average headcount classified as general and administrative encompass our billing and customer care teams. We expect general and administrative expenses to continue to increase as we build our general and administration infrastructure and to stabilize thereafter.

Intangible Asset Amortization

Our finite-lived intangible assets, acquired in business combinations, are being amortized over 5 to 15 years, using the straight-line method. Amortization expense is expected to be approximately $12.9 million in 2021, approximately $14.8 million per year through 2024 and decrease thereafter.

Interest Expense

Interest expense is attributable to our borrowings under debt agreements and costs associated with the prepayment of debt.

Other (Loss) Income, Net

Other (loss) income, net consists primarily of realized and unrealized gains and losses on foreign currency transactions and interest income from our cash held in interest bearing accounts.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020 (in thousands of dollars, except percentages and test volume):

	Three Months Ended March 31,
	2021	2020	Change	%
Revenue:
Testing revenue	$33,078	$26,991	$6,087	23%
Product revenue	3,059	3,409	(350)	(10)%
Biopharmaceutical revenue	566	722	(156)	(22)%
Total revenue	36,703	31,122	5,581	18%
Operating expense:
Cost of testing revenue	10,832	10,568	264	2%
Cost of product revenue	1,490	1,559	(69)	(4)%
Cost of biopharmaceutical revenue	81	116	(35)	(30)%
Research and development	5,336	4,407	929	21%
Selling and marketing	16,296	17,584	(1,288)	(7)%
General and administrative	46,282	7,813	38,469	492%
Intangible asset amortization	1,801	1,275	526	41%
Total operating expenses	82,118	43,322	38,796	90%
Loss from operations	(45,415)	(12,200)	(33,215)	272%
Interest expense	(53)	(55)	2	(4)%
Other (loss) income, net	(195)	539	(734)	(136)%
Loss before income tax benefit	(45,663)	(11,716)	(33,947)	290%
Income tax benefit	(3,795)	—	(3,795)	NA
Net loss and comprehensive loss	$(41,868)	$(11,716)	$(30,152)	257%
Other Operating Data:
Genomic classifiers reported	12,303	10,559	1,744	17%
Product tests sold	2,134	2,482	(348)	(14)%
Total test volume	14,437	13,041	1,396	11%

Depreciation and amortization expense	$2,550	$1,972	$578	29%
Stock-based compensation expense	$3,855	$2,905	$950	33%

Revenue

Revenue increased $5.6 million for the three months ended March 31, 2021 compared to the same period in 2020. This was primarily due to a $6.1 million increase in testing revenue from a 17% increase in our Afirma, Percepta, Envisia Decipher Prostate Biopsy and Decipher Prostate RP genomic classifiers partially offset by a $0.4 million decrease of sales of Prosigna. Genomic classifiers reported for the three months ended March 31, 2021 includes 1,560 of Decipher Prostate Biopsy and Decipher Prostate RP genomic classifiers following our acquisition of Decipher Biosciences on March 12, 2021, which contributed $3.8 million of revenue during the three months ended March 31, 2021. Biopharmaceutical revenue decreased $0.2 million and consisted of $0.6 million and $0.7 million for development services for the three months ended March 31, 2021 and 2020, respectively.

Cost of revenue

Comparison of the three months ended March 31, 2021 and 2020 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2021	2020	Change	%
Cost of testing revenue:
Laboratory costs	$5,753	$6,220	$(467)	(8)%
Sample collection costs	1,207	1,221	(14)	(1)%
Compensation expense	2,335	1,815	520	29%
License fees and royalties	64	14	50	357%
Depreciation and amortization	271	253	18	7%
Other expenses	439	434	5	1%
Allocations	763	611	152	25%
Total	$10,832	$10,568	$264	2%
Cost of product revenue:
Product costs	$1,196	$1,220	$(24)	(2)%
License fees and royalties	275	339	(64)	(19)%
Depreciation and amortization	19	—	19	NM
Total	$1,490	$1,559	$(69)	(4)%
Cost of biopharmaceutical revenue:
Compensation expense	$38	$39	$(1)	(3)%
Other expenses	43	77	(34)	(44)%
Total	$81	$116	$(35)	(30)%

Cost of testing revenue increased $0.3 million for the three months ended March 31, 2021 compared to the same period in 2020. The increase in the cost of testing results primarily from an increase in compensation expense related to an average laboratory headcount increase of 11%, offset by decreases in laboratory costs and sample collection costs. For the three months ended March 31, 2021, Decipher Biosciences contributed $1.0 million of the cost of testing revenue following its acquisition. Laboratory costs for the three months ended March 31, 2020 include a $1.1 million write-down of supplies for the potential expiration of reagents due to an anticipated decline in volumes resulting from the COVID-19 pandemic.

Cost of product revenue is related to sales of Prosigna, which commenced in December 2019. Cost of product revenue decreased $0.1 million for the three months ended March 31, 2021 compared to the same period in 2020.

Cost of biopharmaceutical revenue includes labor costs incurred by our employees working on biopharmaceutical customer projects and pass-through expenses incurred on these projects.

Research and development

Comparison of the three months ended March 31, 2021 and 2020 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2021	2020	Change	%
Research and development expense:
Compensation expense	$3,888	$2,870	$1,018	35%
Direct research and development expense	630	941	(311)	(33)%
Professional fees	316	125	191	153%
Depreciation and amortization	53	78	(25)	(32)%
Other expenses	32	78	(46)	(59)%
Allocations	417	315	102	32%
Total	$5,336	$4,407	$929	21%

Research and development expense increased $0.9 million, or 21%, for the three months ended March 31, 2021 compared to the same period in 2020. The increase in compensation expense was primarily due to a 22% increase in average headcount and higher stock-based compensation expense from the increase in our stock price.

Selling and marketing

Comparison of the three months ended March 31, 2021 and 2020 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2021	2020	Change	%
Selling and marketing expense:
Compensation expense	$12,157	$12,515	$(358)	(3)%
Direct marketing expense	1,364	1,152	212	18%
Professional fees	712	325	387	119%
Other expenses	1,136	2,597	(1,461)	(56)%
Allocations	927	995	(68)	(7)%
Total	$16,296	$17,584	$(1,288)	(7)%

Selling and marketing expense decreased $1.3 million, or 7%, for the three months ended March 31, 2021 compared to the same period in 2020. The decrease in other expenses was primarily due to decreased travel and entertainment expenses as a result of COVID-19 travel restrictions. The decrease in compensation expense was primarily due to a 23% decrease in average headcount partially offset by higher stock-based compensation expense from the increase in our stock price.

General and administrative

Comparison of the three months ended March 31, 2021 and 2020 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2021	2020	Change	%
General and administrative expense:
Compensation expense	$32,352	$4,988	$27,364	549%
Professional fees	13,242	2,951	10,291	349%
Occupancy expenses	745	665	80	12%
Depreciation and amortization	406	367	39	11%
Other expenses	1,644	764	880	115%
Allocations	(2,107)	(1,922)	(185)	10%
Total	$46,282	$7,813	$38,469	492%

General and administrative expense increased $38.5 million for the three months ended March 31, 2021 compared to the same period in 2020. General and administrative expense for the three months ended March 31, 2021 includes costs related to the acquisition of Decipher Biosciences on March 12, 2021 including $25.1 million of stock-based compensation and $10.0 million of professional fees and other costs associated with the transaction. Following the acquisition, Decipher Biosciences operations contributed $0.5 million of general and administrative expenses for three months ended March 31, 2021. The increase in compensation expense was also due to a 21% increase in average headcount and higher stock-based compensation expense from the increase in our stock price. The increase in other expenses was primarily due to the revaluation of the contingent consideration for the NanoString transaction.

Interest expense

Interest expense decreased $2,000 for the three months ended March 31, 2021 compared to the same period in 2020, mainly due to the prepayments of $0.1 million of the principal amount of our Term Loan Advance in August 2020. Interest expense for the three months ended March 31, 2021 is primarily the amortization of the final payment on the Term Loan Advance in the amount of $1.2 million.

Other (loss) income, net

Other (loss) income, net, decreased $0.7 million for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to lower dividend and interest income from our investments and cash and cash equivalents.

Income tax benefit

We recorded an income tax benefit of $3.8 million for the three months ended March 31, 2021 primarily due to net deferred tax liabilities recorded in connection with the acquisition of Decipher Biosciences which provided a future source of income to support the realization of our deferred tax assets and resulted in a partial release of the valuation allowance.

Liquidity and Capital Resources

From inception through March 31, 2021, we have been financed primarily through net proceeds from the sale of our equity securities. We have incurred net losses since our inception. For the three months ended March 31, 2021, we had a net loss of $41.9 million, and as of March 31, 2021, we had an accumulated deficit of $323.5 million. We expect to incur additional losses for the remainder of 2021 and potentially in future years.

We believe our existing cash and cash equivalents of $324.1 million as of March 31, 2021, our available revolving line of credit, and our revenue during the next 12 months will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the filing date of this report. We expect that our near- and longer-term liquidity requirements will continue to consist of costs to run our laboratories, research and development expenses, selling and marketing expenses, general and administrative expenses, working capital, costs to service our Loan and Security Agreement (See Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information about our Loan and Security Agreement), capital expenditures and general corporate expenses associated with the growth of our business. However, we may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to generate revenue to finance our cash requirements, including due to the impacts of the COVID-19 pandemic, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. If we raise funds by issuing equity securities, dilution to stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, restrictions on our cash pursuant to the terms of our Loan and Security Agreement and other operating restrictions that could adversely affect our ability to conduct our business. Our Loan and Security Agreement imposes restrictions on our operations, increases our fixed payment obligations and has restrictive covenants. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third-party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives, or forgo potential acquisitions or investments. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to us.

Public Offering of Common Stock

On February 9, 2021, the Company issued and sold 8,547,297 shares of common stock in a registered public offering, including 1,114,864 shares issued and sold upon the underwriters’ exercise in full of their option to purchase additional shares, at a price to the public of $74.00 per share. The Company's net proceeds from the offering were approximately $593.8 million, after deducting underwriting discounts and commissions and offering expenses of $38.7 million.

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

We may prepay the outstanding principal amount under the Term Loan plus accrued and unpaid interest and, if the Term Loan is repaid in full, a prepayment premium of $250,000. In addition, a final payment on the Term Loan in the amount of $1.2 million is due upon the earlier of the maturity date of the Term Loan or its payment in full. In January 2019, May 2019 and August 2020, we prepaid $12.5 million, $12.4 million and $0.1 million of the principal amount of the Term Loan Advance, respectively, and did not incur any prepayment premium as we did not repay the Term Loan Advance in full. As of March 31, 2021, the principal balance outstanding was one dollar.

The Loan and Security Agreement contains customary representations, warranties, and events of default, as well as affirmative and negative covenants. As of March 31, 2021, we were in compliance with debt covenants.

Our obligations under the Loan and Security Agreement are secured by substantially all of our assets (excluding intellectual property), subject to certain customary exceptions.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2021 and 2020 (in thousands of dollars):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(40,561)	$(5,301)
Net cash used in investing activities	(575,607)	(665)
Net cash provided by (used in) financing activities	591,012	(219)

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2021 was $40.6 million. The net loss of $41.9 million includes non-cash charges of $3.9 million of stock-based compensation expense, $2.6 million of depreciation and amortization, which includes $1.8 million of intangible asset amortization, noncash lease expense of $0.3 million, a $0.2 million expense for the revaluation of the contingent consideration related to the NanoString transaction and $3.8 million of deferred income taxes. Cash used as a result of changes in operating assets and liabilities was $1.9 million primarily comprised of an increase in accounts receivable of $3.7 million and a decrease in operating lease liability of $0.4 million partially offset by an increase in accounts payable of $1.9 million and an increase in accrued liabilities and deferred revenue of $0.2 million.

Cash used in operating activities for the three months ended March 31, 2020 was $5.3 million. The net loss of $11.7 million includes non-cash charges of $2.9 million of stock-based compensation expense, $2.0 million of depreciation and amortization, which includes $1.3 million of intangible asset amortization, a $1.1 million write-down of supplies, and a $0.5 million credit for the revaluation of the contingent consideration related to the NanoString transaction. Cash provided as a result of changes in operating assets and liabilities was $0.6 million, primarily comprised of an increase in accounts payable of $5.5 million, partially offset by a decrease in accrued liabilities of $3.7 million and increase in prepaid expense and other current assets of $0.8 million.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2021 was $575.6 million primarily for the acquisition of Decipher Biosciences on March 12, 2021.

Cash used in investing activities for the three months ended March 31, 2020 was $0.7 million for the acquisition of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2021 was $591.0 million, consisting of $593.8 million in net proceeds from the issuance of common stock in a public offering in February 2021, $4.0 million in proceeds from the exercise of options to purchase our common stock and purchase of stock under our Employee Stock Purchase Plan, or ESPP, partially offset by $6.8 million in tax payments during the period related to the vesting of restricted stock units granted to employees.

Cash used in financing activities for the three months ended March 31, 2020 was $0.2 million, consisting of $2.3 million in tax payments related to the vesting of restricted stock units granted to employees, partially offset by $2.1 million in proceeds from the exercise of options to purchase our common stock and purchase of stock under our ESPP during the period.

Contractual Obligations

As of March 31, 2021, our future principal and end-of-term debt obligation payments due under the Loan and Security Agreement were limited to $1.2 million in 2022. Following the acquisition Decipher Biosciences in March 2021, our payments due under our lease obligations are $2.8 million for the remainder of 2021, $7.6 million for the years 2022 to 2023, $8.1 million for the years 2024 to 2025, and $1.7 million for the year 2026 and beyond.

Off-balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. This ASU removes the following exceptions: (1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items; (2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; (3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendments in this ASU also improve consistency and simplify other areas of Topic 740 by clarifying and amending existing guidance. The revised guidance will be applied prospectively and became effective for us beginning January 1, 2021 and the adoption of ASU 2019-12 did not have a material impact on our condensed consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $324.1 million as of March 31, 2021 which include bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited interim condensed financial statements.

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

(b)Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout our Company. In March 2021, we acquired 100% of the equity interests of Decipher Biosciences and we are in the process of incorporating Decipher Biosciences into our evaluation of internal control over financial reporting. Other than the acquisition of Decipher Biosciences there were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•The recently completed acquisition of Decipher Biosciences presents risks and we must successfully integrate the Decipher Biosciences business to realize the financial goals that we currently anticipate.
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
•We have experienced changes in our senior management team, and the loss of one or more of our executive officers, or any inability to attract and retain highly-skilled employees and other key personnel could adversely affect our business.
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

We have incurred net losses since our inception. For the three months ended March 31, 2021, we had a net loss of $42 million and as of March 31, 2021, we had an accumulated deficit of $323 million. We expect to incur additional losses in the future, and we may never achieve revenue sufficient to offset our expenses. We expect to continue to devote substantially all of our resources to increase adoption of and reimbursement for our Afirma, Percepta, Decipher and Envisia classifiers and Prosigna test, and the development of additional tests. We may never achieve or sustain profitability, and our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

The outbreak of COVID-19 has had an adverse effect on our business, results of operations and financial condition.

COVID-19 has caused significant volatility in financial markets and has raised the prospect of an extended global recession. Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions and quarantines, have contributed to a general slowdown in the global economy, adversely impacted patients, physicians, customers, suppliers, third-party contract manufacturers, and collaboration partners, and disrupted our operations. Changes in our operations in response to COVID-19 or employee illnesses resulting from the pandemic may result in inefficiencies or delays, including in sales and product development efforts and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession planning, employees working remotely or teleconferencing technologies. As of March 31, 2021, the FDA has issued Emergency Use Authorizations, or EUAs, for three vaccines. Although vaccines are increasingly available, there can be no guarantee that federal, state and local agencies will not continue to take other cautionary steps to combat the virus and to reduce the incidence of new cases, which could negatively impact our volumes and revenue and limit our ability to reliably forecast our test volumes and levels of revenue.

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

The extent of the impact of COVID-19 on our business and financial results will depend largely on future developments, including the deployment, efficacy, availability and utilization of vaccines, the impact on capital and financial markets and the related impact on the financial circumstances of patients, physicians, suppliers, third-party contract manufacturers, and collaboration partners, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that we are not aware of at this time.

Our financial results currently depend mainly on sales of our Afirma tests, and we will need to generate sufficient revenue from this and other diagnostic solutions to grow our business.

Most of our revenue to date has been derived from the sale of our Afirma tests, which are used in the diagnosis of thyroid cancer. As a result of the Decipher Biosciences acquisition, we expect urological tests to be our second largest source of revenues. Over the next few years, we expect to continue to derive a substantial portion of our revenue from sales of our Afirma and Decipher tests. In the third quarter of 2017, we began recognizing revenue from the sale of our Percepta test, used in the diagnosis of lung cancer. We also launched our Envisia test to help improve the diagnosis of interstitial lung disease, specifically IPF, and began recognizing revenue from Envisia in the second quarter of 2019. In December 2019, we acquired the rights to the Prosigna test from NanoString Technologies, Inc. and commenced marketing and selling Prosigna test kits to U.S. and international customers. In March 2021, the Company acquired Decipher Biosciences and commenced marketing and selling Decipher Prostate and Bladder cancer products. Once genomic tests are clinically validated and commercially available for patient testing, we must continue to develop and publish evidence that our tests are informing clinical decisions in order for them to receive positive coverage decisions by payers. Without coverage policies, our tests may not be reimbursed and we will not be able to recognize revenue. We cannot guarantee that tests we commercialize will gain and maintain positive coverage decisions and therefore, we may never realize revenue from tests we commercialize. In addition, we are in various stages of research and development for other diagnostic solutions that we may offer, but there can be no assurance that we will be able to identify other diseases that can be effectively addressed or, if we are able to identify such diseases, whether or when we will be able to successfully commercialize solutions for these diseases and obtain the evidence and coverage decisions from payers. If we are unable to increase sales and expand reimbursement for our Afirma, Percepta, Envisia, Decipher Prostate Biopsy,

Decipher Prostate RP, Decipher Bladder tests, and Prosigna tests, or develop and commercialize other solutions, our revenue and our ability to achieve and sustain profitability would be impaired, and the market price of our common stock could decline.

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

Revenue for tests performed on patients covered by Medicare and UnitedHealthcare Group was 27% and 11%, respectively, of our revenue for the three months ended March 31, 2021, compared with 25% and 11%, respectively, for the three months ended March 31, 2020. The percentage of our revenue derived from significant payers is expected to fluctuate from period to period as our revenue fluctuates, as additional payers provide reimbursement for our tests or if one or more payers were to stop reimbursing for our tests or change their reimbursed amounts. Effective January 2012, Palmetto GBA, the regional Medicare Administrative Contractor, or MAC, that handled claims processing for Medicare services over our jurisdiction at that time, issued coverage and payment determinations for our Afirma Classifiers now covered by Noridian Healthcare Solutions, the current MAC for our jurisdiction, through the Molecular Diagnostics Services Program, or MolDX program, administered by Palmetto GBA, under an LCD.

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

We submitted the dossier of clinical evidence needed to obtain Medicare coverage for the Envisia Genomic Classifier through the MolDX technical assessment process in 2018, and received Medicare coverage for the classifier, with an effective date of April 1, 2019.

An LCD was issued for Prosigna by Palmetto GBA in August 2015, which has been in effect since October 1, 2015.

Decipher Prostate Biopsy and Decipher Prostate RP are currently reimbursed by Medicare pursuant to LCDs issued by Palmetto GBA and adopted by Noridian Healthcare Solutions, each acting as a MAC, as well as by a number of commercial payers. However, there are many commercial payers who currently do not provide reimbursement for our prostate genomic tests, or provide only limited reimbursement, and we have contracts for reimbursement with only a limited number of commercial payers for our prostate tests. Our Decipher tests were assigned a new CPT code, 81542, for 2020. CPT code changes can result in a risk of an error being made in the claim adjudication process. Such errors can occur with claims submission, third-party transmission or in the processing of the claim by the payer. Claim adjudication errors may result in a delay in payment processing or a reduction in the amount of the payment we receive.

We have not yet secured a Medicare coverage determination nor have we contracted with any commercial payers for reimbursement of Decipher Bladder.

On a five-year rotational basis, Medicare requests bids for its regional MAC services. Any future changes in the MAC processing or coding for Medicare claims for the Afirma, Percepta, Decipher Prostate Biopsy, Decipher Prostate RP, Decipher Bladder or Envisia classifiers, or for Prosigna, could result in a change in the coverage or reimbursement rates for such products, or the loss of coverage, and could also result in increased difficulties in obtaining and maintaining coverage for future products.

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

We submit claims to Medicare for Envisia using CPT code 81554, which became effective January 1, 2021. We applied for New ADLT designation for Envisia, and the test was approved as a New ADLT on September 17, 2020. Effective October 1, 2020 through June 30, 2021, the Medicare payment rate for Envisia will be set at $5,500, the “actual list charge” for the test. Veracyte reported private payer rates for Envisia in March 2021, reflecting final payments between October 1, 2020 and February 28, 2021. The volume-weighted median of these reported rates will set the payment rate for Envisia from July 1, 2021 through December 31, 2022, after which Envisia will be priced based on private payer rates collected and reported annually. Insofar as the actual list charge of $5,500 substantially exceeds the reported private payer rates (by more than 30%), CMS will have the ability to recoup excess payments (above 130% of the reported private payer rate) made during the initial nine-month payment period. There can be no assurance that the Medicare payment rate for Envisia will not be reduced when it is set based on the volume-weighted median of private payer rates when we are required to report private payer rates for Envisia under PAMA, or that CMS will not recoup amounts paid for Envisia based on the difference between the actual list charge and the volume-weighted median of private payer rates reported by Veracyte.

Moreover, federal Medicare funding and state budgets are limited and have been placed under tremendous strain in recent years, which is likely to be further exacerbated as a result of reduced tax receipts and greater deficit spending as a result of the COVID-19 pandemic. Such budgetary pressures may force Medicare or state agencies to reduce payment rates or change coverage policies. If there is a decrease in Medicare or other payers’ payment rates for our tests, our revenue from Medicare and such payers will decrease and the payment rates for some of our commercial payers may also decrease if they tie their allowable rates to the Medicare rates. These changes could have an adverse effect on our business, financial condition and results of operations.

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

We expect to continue to focus substantial resources on increasing adoption, coverage and reimbursement for the Afirma, Percepta, Envisia, Decipher Prostate Biopsy, Decipher Prostate RP and Decipher Bladder classifiers, Prosigna and any other future tests we may develop. We believe it will take several years to achieve coverage and contracted reimbursement with a majority of third-party payers. We cannot predict whether, under what circumstances, or at what payment levels payers will reimburse for our tests. Also, payer consolidation is underway and creates uncertainty as to whether coverage and contracts with existing payers will remain in effect. Finally, if there is a decrease in the Medicare payment rates for our tests, the payment rates for some of our commercial payers may also decrease if they tie their allowable rates to the Medicare rates. Reductions in private payer amounts could decrease the Medicare payment rates for our tests under PAMA. Our failure to establish broad adoption of and reimbursement for our tests, or our inability to maintain existing reimbursement from payers, will negatively impact our ability to generate revenue and achieve profitability, as well as our future prospects and our business.

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

The Afirma genomic classifier is included in most physician practice guidelines in the United States for the assessment of patients with thyroid nodules. However, historical practice recommended a full or partial thyroidectomy in cases where cytopathology results were indeterminate to confirm a diagnosis. Our lung products are not yet integrated into practice guidelines and physicians may be reluctant to order tests that are not recommended in these guidelines. The Prosigna test is included in practice guidelines in the United States and internationally but faces competition from other products. Because our Afirma, Percepta, Envisia, Decipher Prostate Biopsy, Decipher Prostate RP and Decipher Bladder testing services are performed by our certified laboratory under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, rather than by the local laboratory or pathology practice, pathologists may be reluctant to support our testing services as well. Guidelines that include our tests currently may subsequently be revised to recommend another testing protocol, and these changes may result in physicians deciding not to use our tests. Lack of guideline inclusion could limit the adoption of our tests and our ability to generate revenue and achieve profitability. To the extent international markets have existing practices and standards of care that are different than those in the United States, we may face challenges with the adoption of our tests in international markets.

The strength of the clinical data supporting the use of the Decipher Score has led to Decipher’s inclusion in national guidelines. For example, in the 2020 NCCN Practice Guidelines for Prostate Cancer, the Decipher test is “recommended” for use to improve therapy decision making. Decipher is the only molecular diagnostic test that is currently recommended for use in patients with localized prostate cancer in the NCCN guidelines. Although Decipher Prostate Biopsy and Decipher Prostate RP have been integrated into the NCCN guidelines, if we are unsuccessful in maintaining and increasing the level of recommendation of our genomic tests within these guidelines, are unable to cause any new genomic tests we develop to be included in these guidelines, or are unable to cause our genomic tests to be included in other influential guidelines, we may be at a disadvantage in gaining market acceptance and market share relative to our competitors.

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

We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations mandate specific personnel qualifications, facilities administration, quality systems, inspections, and proficiency testing. CLIA certification is also required for us to be eligible to bill state and federal healthcare programs, as well as many private third-party payers. To renew these certifications, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratories. If fail to maintain CLIA certificates in our South San Francisco, California, San Diego, California or Austin, Texas laboratory locations, we would be unable to bill for services provided by state and federal healthcare programs, as well as many private third-party payers, which may have an adverse effect on our business, financial condition and results of operations.

We are also required to maintain state licenses to conduct testing in our laboratories. California, New York, and Texas, among other states’ laws, require that we maintain a license and comply with state regulation as a clinical laboratory. Other states may have similar requirements or may adopt similar requirements in the future. In addition, all of our clinical laboratories are required to be licensed on a test-specific basis by New York State. We have received approval for the Afirma, Percepta, Envisia, Decipher Prostate and Decipher Bladder tests. We will be required to obtain approval for other tests we may offer in the future. If we were to lose our CLIA certificate or California license for our South San Francisco or San Diego laboratories, whether as a result of revocation, suspension or limitation, we would no longer be able to perform our molecular tests, which would eliminate our primary source of revenue and harm our business. If we fail to meet the state licensing requirements for our Austin laboratory, we would need to move the receipt and storage of fine needle aspirations, or FNAs, as well as the slide preparation for cytopathology, to South San Francisco, which could result in a delay in processing tests during that transition and increased costs. If we were to lose our licenses issued by New York or by other states where we are required to hold licenses, we would not be able to test specimens from those states. New tests we may develop may be subject to new approvals by regulatory bodies such as New York State, and we may not be able to offer our new tests until such approvals are received.

The recently completed acquisition of Decipher Biosciences presents risks and we must successfully integrate the Decipher Biosciences business to realize the financial goals that we currently anticipate.

Risks we face in connection with the recently completed acquisition and ongoing integration of Decipher Biosciences include:
•We may not realize the benefits we expect to receive from the transaction, such as anticipated synergies;
•We may have difficulties managing Decipher Biosciences’s products and tests or retaining key personnel from Decipher Biosciences;
•We may not successfully integrate Decipher Biosciences as planned, there could be unanticipated adverse impacts on Decipher Biosciences’s business, or we may otherwise not realize the expected return on our investments, which could adversely affect our business or operating results and potentially cause impairment to assets that we record as a part of an acquisition including intangible assets and goodwill;
•The Merger Agreement does not provide for post-closing indemnification protection related to pre-closing Decipher Biosciences operations and, therefore, we may incur unforeseen costs as a result of Decipher Biosciences’s pre-closing activities, over which we have limited control, including Decipher Biosciences’s breach of the covenants contained in the Merger Agreement;
•Our operating results or financial condition may be adversely impacted by (i) claims or liabilities related to Decipher Biosciences’s business including, among others, claims from U.S. or international regulatory or other governmental agencies, terminated employees, current or former customers or business partners, or other third parties; (ii) pre-existing contractual relationships of Decipher Biosciences that we would not have otherwise entered into, the termination or modification of which may be costly or disruptive to our business; (iii) unfavorable accounting treatment as a result of Decipher Biosciences’s practices; and (iv) intellectual property claims or disputes;
•Decipher Biosciences was not required to maintain an internal control infrastructure that would meet the standards of a public company, including the requirements of the Sarbanes-Oxley Act of 2002. The costs that we may incur to implement such controls and procedures may be substantial and we could encounter unexpected delays and challenges in this implementation. In addition, we may discover significant deficiencies or material weaknesses in the quality of Decipher Biosciences’s financial and disclosure controls and procedures;
•Decipher Biosciences operates in segments of the diagnostic market that we have less experience with, including urology, and our further expansion of operations into these areas could present various integration challenges and result in increased costs and other unforeseen challenges; and
•We may have failed to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring Decipher Biosciences, which could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, a diversion of management’s attention and resources, and other adverse effects on our business, financial condition, and operating results.

If our general strategy of seeking growth through acquisitions and collaborations is not successful, or if we do not successfully integrate companies or assets that we acquire into our business, our prospects and financial condition will suffer.

As an element of our growth strategy, we may pursue opportunities to license assets or purchase companies or assets that we believe would complement our current business or help us expand into new markets. For example, in December 2019, we acquired the nCounter Analysis System and Prosigna test from NanoString, in March 2021, we acquired the Decipher Prostate Biopsy, Decipher Prostate RP and Decipher Bladder tests from Decipher Biosciences, and we may pursue additional acquisitions of complementary businesses or assets as part of our business strategy. There can be no assurance that we will successfully integrate the assets acquired from such acquisitions into our existing business, in general, or that our exclusive worldwide license to the nCounter Analysis System for in vitro diagnostic use granted by NanoString will allow us to expand our international reach as anticipated. This and any future acquisitions made by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Integration of acquired companies or businesses we may acquire in the future also may require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, joint venture or investment.

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

The ACA, enacted in March 2010, made changes that significantly affected the pharmaceutical and medical device industries and clinical laboratories. Along with the now-repealed 2.3% excise tax on the sale of certain medical devices sold outside of the retail setting, other significant measures contained in the ACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The ACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. In addition, various efforts to challenge, repeal or amend the ACA are ongoing. We cannot predict if, or when, the ACA will be repealed or amended, and cannot predict the impact that an amendment or repeal of the ACA will have on our business.

In addition to the ACA, various healthcare reform proposals have also periodically emerged from federal and state governments. For example, in February 2012, Congress passed the Middle Class Tax Relief and Job Creation Act of 2012, which in part reset the clinical laboratory payment rates on the Medicare Clinical Laboratory Fee Schedule, or CLFS, by 2% in 2013. In addition, under the Budget Control Act of 2011, which is effective for dates of service on or after April 1, 2013, Medicare payments, including payments to clinical laboratories, are subject to a reduction of 2% due to the automatic expense reductions (sequester) until fiscal year 2024. In March 2020, Congress passed the CARES Act, which suspended the 2% reduction in Medicare fee-for-service payments from May 1, 2020 through December 31, 2020. To account for this temporary suspension, the legislation also extends the effect of sequestration by a year (now through fiscal year 2030). Reductions resulting from the Congressional sequester are applied to total claims payment made; however, they do not currently result in a rebasing of the negotiated or established Medicare or Medicaid reimbursement rates. In December 2020, Congress passed the Consolidated Appropriations Act of 2021, or CAA, which extended the suspension through March 31, 2021. Legislation enacted April 14, 2021 further extended the suspension through December 31, 2021.

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

PAMA includes a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS and the Physician Fee Schedule would report on a triennial basis (or annually for ADLTs), private payer rates and volumes for their tests with specific CPT codes based on final payments made during a set data collection period (the first of which was January 1 through June 30, 2016). We believe that PAMA and its implementing regulations are generally favorable to us. We reported to CMS the data required under PAMA before the March 31, 2017 deadline. The new payment rate for the Afirma genomic classifier based on the volume-weighted median of private payer rates took effect January 1, 2018, increasing from $3,220 to $3,600 through December 31, 2020. In December 2019, through the Further Consolidated Appropriations Act of 2020, Congress delayed the next data reporting period from 2020 to 2021 for final payments made between January 1 and June 30, 2019, extending the applicability of the current rate for Afirma through December 31, 2021. In March 2020, through the CARES Act, Congress further delayed the next reporting period to 2022 for final payments made between January 1 and June 30, 2019, extending the applicability of the payment rates based on 2017 reporting through December 31, 2022. We expect the weighted median of the rates for final payments made between January 1 and June 30, 2019 to set the payment rate for the Afirma classifier from January 1, 2023 through December 31, 2025. There can be no assurance that the payment rate for Afirma or Prosigna will not decrease in the future or that the payment rates for Afirma Xpression Atlas, Afirma MTC, Percepta, Decipher Prostate Biopsy, Decipher Prostate RP or Decipher Bladder will not be adversely affected by the PAMA law and regulations.

Our Envisia classifier was approved by CMS as a New ADLT on September 17, 2020. The initial payment rate (for a period not to exceed nine months) under PAMA for a new ADLT (an ADLT for which payment has not been made under the CLFS prior to January 1, 2018) will be set at the “actual list charge” for the test as reported by the laboratory. Insofar as the actual list charge substantially exceeds private payer rates that we reported in March 2021 (by more than 30%), CMS will have the ability to recoup excess payments made during the initial nine-month payment period. Subsequently, Envisia will be priced based on private payer rates collected and reported annually. We can determine whether to seek ADLT status for our tests, but there can be no assurance that our tests will be designated ADLTs or that the payment rates for our tests, including Envisia, will not be adversely affected by such designation.

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

Effective January 1, 2018, CMS revised its billing rules to allow the performing laboratory to bill Medicare directly for molecular pathology tests performed on specimens collected from hospital outpatients, even when those tests are ordered less than 14 days after the date of discharge, if certain conditions are met. We believe that our Afirma, Percepta, Envisia, Decipher Prostate Biopsy, Decipher Prostate RP and Decipher Bladder classifiers, along with Prosigna, should be covered by this policy. Accordingly, we bill Medicare for these tests when we perform them on specimens collected from hospital outpatients and meet the conditions set forth in CMS's revised billing rules.

This change does not apply to tests performed on specimens collected from hospital inpatients. We will continue to bill hospitals for tests performed on specimens collected from hospital inpatients when the test was ordered less than 14 days after the date of discharge.

In the CY 2020 Hospital Outpatient Prospective Payment System Proposed Rule, CMS solicited comments on potential revisions to these billing rules that could have impacted our ability to bill Medicare directly for our Afirma, Percepta, Envisia, Decipher Prostate Biopsy, Decipher Prostate RP and Decipher Bladder classifiers, as well as for Prosigna, when performed on specimens collected from hospital outpatients. Although these changes were not finalized, if CMS makes similar changes in the future, it could negatively impact our business.

In addition, we must maintain CLIA compliance and certification to sell our tests and be eligible to bill for diagnostic services provided to Medicare beneficiaries.

If the FDA were to begin regulating those of our tests that are not currently regulated, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval.

Clinical laboratory tests have long been subject to comprehensive regulations under CLIA, as well as by applicable state laws. Most laboratory developed tests, or LDTs, are not currently subject to regulation under the FDA's enforcement discretion policy, although reagents, instruments, software or components provided by third parties and used to perform LDTs may be subject to regulation. While the FDA maintains its authority to regulate LDTs, it has chosen to exercise its enforcement discretion not to enforce the premarket review and other applicable medical device requirements for LDTs. We believe that the Afirma, Percepta, Envisia, Decipher Prostate Biopsy, Decipher Prostate RP and Decipher Bladder classifiers are LDTs that fall under the FDA's enforcement discretion policy. In October 2014, the FDA issued draft guidance, entitled "Framework for Regulatory Oversight of LDTs," proposing a risk-based framework of oversight and a phased-in enforcement of premarket review requirements for most LDTs. In 2016, the FDA announced that it would not be finalizing the guidance.

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

If the FDA were to require us to seek clearance or approval for our existing tests or any of our future products for clinical use, we may not be able to obtain such approvals on a timely basis, or at all. While we believe our Afirma, Percepta, Envisia, Decipher Prostate Biopsy, Decipher Prostate RP and Decipher Bladder classifiers would likely qualify for the “grandfathered” tests treatment, there can be no assurance of what the FDA might ultimately require if it issues a rule. If premarket reviews are required, our business could be negatively impacted if we are required to stop selling our products pending their clearance or approval. In addition, the launch of any new products that we develop could be delayed by the implementation of future FDA regulations. The cost of complying with premarket review requirements, including obtaining clinical data, could be significant. In addition, future regulation by the FDA could subject our business to further regulatory risks and costs. Failure to comply with applicable regulatory requirements of the FDA could result in enforcement action, including receiving untitled or warning letters, fines, injunctions, or civil or criminal penalties. Any such enforcement action would have a material adverse effect on our business, financial condition and operations. In addition, our sample collection containers are listed as Class I devices with the FDA. If the FDA were to determine that they are not Class I devices, we would be required to file 510(k) applications and obtain FDA clearance to use the containers, which could be time consuming and expensive.

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

We have experienced changes in our senior management team, and the loss of one or more of our executive officers, or any inability to attract and retain highly-skilled employees and other key personnel could adversely affect our business.

Our success depends in part on the skills, experience and performance of key members of our executive management team and others in key management positions. We have in the past and may in the future experience changes in our executive management, which may be disruptive to our business. For example, effective June 1, 2021, Marc Stapley will assume the role of Chief Executive Officer and Bonnie H. Anderson, our current Chairman and Chief Executive Officer, will transition to the role of Executive Chair. In addition, effective May 15, 2021, Jane Alley will assume the role of Acting Chief Financial Officer, following the retirement of Keith Kennedy, our current Chief Financial Officer and Chief Operating Officer. In addition, in connection with our acquisition of Decipher Biosciences, Dr. Tina S. Nova, Ph.D. resigned from our board of directors and subsequently was appointed as our General Manager, Thyroid and Urologic Cancers. Transitions such as these, and a potential further transition in connection with the appointment of a permanent chief financial officer, may impact our ability to implement our business strategy and could have a material adverse effect on our business. Although we believe our new executive management team will bring significant added strength and valuable experience to our company, the potential benefits of hiring new executives may not be immediately realized.

In addition, our research and development programs and commercial laboratory operations depend on our ability to attract and retain highly skilled scientists. We may not be able to attract or retain qualified scientists and technicians in the future due to the intense competition for qualified personnel among life science businesses. Our success in the development and commercialization of advanced diagnostics requires a significant medical and clinical staff to conduct studies and educate physicians and payers on the merits of our tests in order to achieve adoption and reimbursement. We are in a highly competitive industry to attract and retain this talent. Additionally, our success depends on our ability to attract and retain qualified sales-people. We recently significantly expanded our sales force as we invest in our multi-product sales strategy, which includes assignment of a single contact to successfully develop and implement relationships with our customers. There can be no assurance that we will be successful in maintaining and growing our business. Additionally, as we increase our sales channels for new tests we commercialize, including the Percepta, Envisia, Decipher prostate and Decipher Bladder tests and Prosigna, we may have difficulties recruiting and training additional sales personnel or retaining qualified sales-people, which could cause a delay or decline in the rate of adoption of our tests. Finally, our business requires specialized capabilities in reimbursement, billing, and other areas and there may be a shortage of qualified individuals. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to support our research and development, clinical laboratory, sales and reimbursement, billing and finance efforts. All of our employees are at will, which means that either we or the employee may terminate their employment at any time. We do not carry key man insurance for any of our employees.

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

•the Physician Payments Sunshine Act, enacted as part of the ACA, which imposes annual reporting requirements on manufacturers of certain devices, drugs and biologics for certain payments and transfers of value by them and in some cases their distributors to physicians, as defined by such law, and teaching hospitals;

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

The marketing, sale and use of our current or future tests could lead to product liability claims if someone were to allege that the tests failed to perform as they were designed. We may also be subject to liability for errors in the results we provide to physicians or for a misunderstanding of, or inappropriate reliance upon, the information we provide. Our Afirma classifiers are performed on FNA samples that are diagnosed as indeterminate by standard cytopathology review. We report results as benign or suspicious to the prescribing physician. Under certain circumstances, we might report a result as benign that later proves to have been malignant. This could be the result of the physician having poor nodule sampling in collecting the FNA, performing the FNA on a different nodule than the one that is malignant or failure of the classifier to perform as intended. We may also be subject to similar types of claims related to our Percepta, Envisia, Prosigna and Decipher urology tests, as well as tests we may develop or acquire in the future. A product liability or errors and omissions liability claim could result in substantial damages and be costly and time consuming for us to defend. Although we maintain product liability and errors and omissions insurance, we cannot assure you that our insurance would fully protect us from the financial impact of defending against these types of claims or any judgments, fines or settlement costs arising out of any such claims. Any product liability or errors and omissions liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could cause injury to our reputation or cause us to suspend sales of our products and solutions. The occurrence of any of these events could have an adverse effect on our business and results of operations.

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

If a catastrophe strikes any of our laboratories or if any of our laboratories becomes inoperable for any other reason, we will be unable to perform our testing services and our business will be harmed.

We perform all of the Afirma, Percepta and Envisia genomic classifier testing at our laboratory in South San Francisco, California, near major earthquake faults known for seismic activity and in a region affected by wildfires. We perform our urology tests in our laboratory in San Diego, California. Our laboratory in Austin, Texas accepts and stores the majority of our Afirma FNA samples pending transfer to our California laboratory for genomic test processing. The laboratories and equipment we use to perform our tests would be costly to replace and could require substantial lead time to replace and qualify for use if they became inoperable. Either of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding and power outages, which may render it difficult or impossible for us to perform our testing services for some period of time or to receive and store samples. The inability to perform our tests for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

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

In addition, the interpretation and application of consumer, health-related and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. Certain health-related and data protection requirements have been modified during the Public Health Emergency, or PHE, under section 319 of the Public Health Service Act first declared January 31, 2020, which was most recently extended effective January 7, 2021. We cannot predict when the PHE declaration will be lifted. In addition, we are subject to various state laws, including the California Consumer Privacy Act, or CCPA, which was enacted in California in 2018 and components of which went into effect on January 1, 2020. The CCPA, among other things, requires covered companies to provide disclosures to California consumers concerning the collection and sale of personal information, and gives such consumers the right to opt-out of certain sales of personal information. Amendments to the CCPA have been made since its enactment, and it remains unclear what, if any, further amendments will be made to this legislation or how it will be interpreted. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

We apply for and in-license patents covering our products and technologies and uses thereof, as we deem appropriate, however we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. Our issued patents expire between 2021 and 2038 and are related to methods used in thyroid diagnostics, lung diagnostics, breast cancer diagnostics, urological diagnostics and the nCounter Analysis System.

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

We have incurred net losses since our inception and may never achieve profitability. As of December 31, 2020, we had net operating loss, or NOL, carryforwards of approximately $282.9 million, $63.0 million and $72.2 million available to reduce future taxable income, if any, for federal, California and other state income tax purposes, respectively. With the acquisition of Decipher Biosciences, Inc in March 2021, we acquired additional federal, California and other state NOL carryforwards of approximately $94.8 million, $25.5 million and $29.8 million, respectively. The U.S. federal NOL carryforwards will begin to expire in 2026 while for state purposes, the NOL carryforwards begin to expire in 2028. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Acts, or Tax Act, which was enacted in December 2017, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

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

Impairment in the value of our goodwill or other intangible assets could have a material adverse effect on our operating results and financial condition.

We record goodwill and intangible assets at fair value upon the acquisition of a business. Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. Goodwill and indefinite-lived intangible assets are evaluated for impairment annually, or more frequently if conditions warrant, by comparing the carrying value of a reporting unit to its estimated fair value. Intangible assets with definite lives are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Declines in operating results, divestitures, sustained market declines and other factors that impact the fair value of our reporting unit could result in an impairment of goodwill or intangible assets and, in turn, a charge to net income. Any such charges could have a material adverse effect on our results of operations or financial condition.

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

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and related notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Critical accounting policies and estimates used in preparing our consolidated financial statements include those related to: revenue recognition; write-down of supplies; the useful lives of property and equipment; the recoverability of long-lived assets; the incremental borrowing rate for leases; the estimation of the fair value of intangible assets and contingent consideration; variable interest entity assessment; impairment of equity investment, at cost; stock options; income tax uncertainties, including a valuation allowance for deferred tax assets; reserve on accounts receivable and contingencies. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our common stock.

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

In addition, the stock market in general, and the market for stock of life sciences companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. These fluctuations may cause the trading volume of our stock to decrease. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

ITEM 6.  EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Agreement and Plan of Merger between Decipher Biosciences, Inc., the Registrant, and the parties thereto, dated as of February 2, 2021					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)					X

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2021

VERACYTE, INC.

By:	/s/ KEITH KENNEDY
Keith Kennedy Chief Financial Officer Principal Financial Officer