Form 10-Q
period 2021-06-30
VERACYTE, INC.
filed 2021-07-29
CIK 1384101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
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

As of July 23, 2021, there were 67,473,870 shares of common stock, par value $0.001 per share, outstanding.

VERACYTE, INC.

i

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements-(Unaudited)

VERACYTE, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$327,545	$349,364
Accounts receivable	31,864	18,461
Supplies	6,674	4,657
Prepaid expenses and other current assets	5,263	3,197
Total current assets	371,346	375,679
Property and equipment, net	11,813	8,990
Right-of-use assets, operating lease	14,559	7,843
Intangible assets, net	155,700	59,924
Goodwill	471,764	2,725
Restricted cash	749	603
Other assets	1,504	1,399
Total assets	$1,027,435	$457,163
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,472	$3,116
Accrued liabilities	20,756	11,705
Current portion of deferred revenue	566	371
Current portion of acquisition-related contingent consideration	3,375	—
Current portion of operating lease liability	2,936	1,589
Total current liabilities	36,105	16,781
Long-term debt	917	810
Deferred revenue, net of current portion	662	829
Deferred tax liability	773	—
Acquisition-related contingent consideration, net of current portion	4,467	7,594
Operating lease liability, net of current portion	13,334	9,917
Total liabilities	56,258	35,931
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 67,471,551 and 58,200,526 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	67	58
Additional paid-in capital	1,303,610	702,768
Accumulated deficit	(332,500)	(281,594)
Total stockholders’ equity	971,177	421,232
Total liabilities and stockholders’ equity	$1,027,435	$457,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
 Condensed Consolidated Statements of Operations and Comprehensive Loss
 (Unaudited)
 (In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Testing revenue	$50,793	$15,212	$83,871	$42,203
Product revenue	2,688	1,713	5,747	5,122
Biopharmaceutical revenue	1,624	3,779	2,190	4,501
Total Revenue	55,105	20,704	91,808	51,826
Operating expenses:
Cost of testing revenue	15,589	6,471	26,421	17,039
Cost of product revenue	1,323	932	2,813	2,491
Cost of biopharmaceutical revenue	560	252	641	368
Research and development	6,249	4,169	11,585	8,576
Selling and marketing	19,662	10,701	35,958	28,285
General and administrative	15,473	7,957	61,755	15,770
Intangible asset amortization	3,723	1,273	5,524	2,548
Total operating expenses	62,579	31,755	144,697	75,077
Loss from operations	(7,474)	(11,051)	(52,889)	(23,251)
Interest expense	(63)	(65)	(116)	(120)
Other (loss) income, net	(1,653)	91	(1,848)	630
Loss before income tax benefit	(9,190)	(11,025)	(54,853)	(22,741)
Income tax benefit	(152)	—	(3,947)	—
Net loss and comprehensive loss	$(9,038)	$(11,025)	$(50,906)	$(22,741)
Net loss per common share, basic and diluted	$(0.13)	$(0.22)	$(0.78)	$(0.45)
Shares used to compute net loss per common share, basic and diluted	67,316,065	50,212,123	65,334,890	50,002,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2021	67,236	$67	$1,297,626	$(323,462)	$974,231
Issuance of common stock on exercise of stock options and vesting of restricted stock units	236	—	2,630	—	2,630
Tax portion of vested restricted stock units	—	—	(710)	—	(710)
Stock-based compensation expense (employee)	—	—	3,671	—	3,671
Stock-based compensation expense (non-employee)	—	—	14	—	14
Stock-based compensation expense (ESPP)	—	—	379	—	379
Net loss and comprehensive loss	—	—	—	(9,038)	(9,038)
Balance at June 30, 2021	67,472	$67	$1,303,610	$(332,500)	$971,177

Balance at December 31, 2020	58,201	$58	$702,768	$(281,594)	$421,232
Sale of common stock in a public offering, net of offering costs of $38,677	8,547	9	593,812	—	593,821
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	675	—	5,436	—	5,436
Issuance of common stock under employee stock purchase plan (ESPP)	49	—	1,159	—	1,159
Tax portion of vested restricted stock units	—	—	(7,484)	—	(7,484)
Stock-based compensation expense (employee)	—	—	7,328	—	7,328
Stock-based compensation expense (non-employee)	—	—	30	—	30
Stock-based compensation expense (ESPP)	—	—	561	—	561
Net loss and comprehensive loss	—	—	—	(50,906)	(50,906)
Balance at June 30, 2021	67,472	$67	$1,303,610	$(332,500)	$971,177

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2020	50,000	$50	$488,773	$(258,401)	$230,422
Issuance of common stock on exercise of stock options and vesting of restricted stock units	446	—	3,764	—	3,764
Tax portion of vested restricted stock units	—	—	(374)	—	(374)
Stock-based compensation expense (employee)	—	—	3,009	—	3,009
Stock-based compensation expense (non-employee)	—	—	20	—	20
Stock-based compensation expense (ESPP)	—	—	331	—	331
Net loss and comprehensive loss	—	—	—	(11,025)	(11,025)
Balance at June 30, 2020	50,446	$50	$495,523	$(269,426)	$226,147

Balance at December 31, 2019	49,625	$50	$486,090	$(246,685)	$239,455
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	760	—	4,745	—	4,745
Issuance of common stock under ESPP	61	—	1,101	—	1,101
Tax portion of vested restricted stock units	—	—	(2,678)	—	(2,678)
Stock-based compensation expense (employee)	—	—	5,560	—	5,560
Stock-based compensation expense (non-employee)	—	—	20	—	20
Stock-based compensation expense (ESPP)	—	—	685	—	685
Net loss and comprehensive loss	—	—	—	(22,741)	(22,741)
Balance at June 30, 2020	50,446	$50	$495,523	$(269,426)	$226,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(50,906)	$(22,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,050	3,929
Stock-based compensation	7,919	6,265
Benefit from income taxes	(3,947)	—
Interest on end-of-term debt obligation	107	107
Write-down of excess supplies	—	1,088
Noncash lease expense	885	469
Revaluation of acquisition-related contingent consideration	247	(140)
Effect of foreign currency on operations	1,866	—
Changes in operating assets and liabilities:
Accounts receivable	(6,713)	4,023
Supplies	(375)	(1,323)
Prepaid expenses and other current assets	(1,288)	(664)
Other assets	(30)	166
Operating lease liability	(1,017)	(682)
Accounts payable	2,758	122
Accrued liabilities and deferred revenue	4,770	(4,343)
Net cash used in operating activities	(38,674)	(13,724)
Investing activities
Acquisition of business, net of cash acquired	(574,411)	—
Proceeds from sale of equity securities	3,000	—
Purchases of property and equipment	(2,723)	(1,314)
Net cash used in investing activities	(574,134)	(1,314)
Financing activities
Proceeds from the issuance of common stock in a public offering, net of issuance costs	593,821	—
Payment of taxes on vested restricted stock units	(7,484)	(2,678)
Proceeds from the exercise of common stock options and employee stock purchases	6,595	5,849
Net cash provided by financing activities	592,932	3,171
Decrease in cash, cash equivalents and restricted cash	(19,876)	(11,867)
Effect of foreign currency on cash, cash equivalents and restricted cash	(1,797)	—
Net decrease in cash, cash equivalents and restricted cash	(21,673)	(11,867)
Cash, cash equivalents and restricted cash at beginning of period	349,967	159,920
Cash, cash equivalents and restricted cash at end of period	$328,294	$148,053
Supplementary cash flow information:
Purchases of property and equipment included in accounts payable and accrued liability	$1,019	$—
Interest paid on debt	$9	$3
Cash, Cash Equivalents and Restricted Cash:

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$327,545	$349,364
Restricted cash	749	603
Total cash, cash equivalents and restricted cash	$328,294	$349,967

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

Veracyte utilizes a foundational approach for all of its genomic tests, or classifiers, which begins with determining what clinical questions need to be answered in order to change what happens next for the patient. The Company then deploys rigorous science and technology to develop and validate its tests, and then collects extensive clinical utility data to demonstrate the tests’ ability to change care as intended. This approach has enabled the Company to obtain Medicare reimbursement for its genomic classifiers in each of its commercial indications. The Company positions its tests to integrate seamlessly into the way physicians currently evaluate patients in order to facilitate adoption.

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
Veracyte currently offers genomic tests in lung cancer; breast cancer; prostate cancer; thyroid cancer; and interstitial lung diseases, or ILD, including idiopathic pulmonary fibrosis, or IPF.

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

Prostate Cancer – Decipher Prostate Biopsy and Radical Prostatectomy, or RP, Genomic Classifiers. The Decipher Prostate cancer tests, developed through RNA whole-transcriptome analysis, predict a patient’s risk of

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
progressing to metastatic disease, which helps physicians determine an appropriate treatment plan for patients. The Decipher Prostate Biopsy test is used with patients following a cancer diagnosis to inform whether the patient is a candidate for active surveillance, if they need monotherapy, or if they may benefit from multi-modality or intensified therapy. The Decipher Prostate RP test is used following surgery to guide decision-making regarding treatment timing following radical prostatectomy and whether patients undergoing salvage radiotherapy may benefit from the addition of hormone therapy.

Thyroid Cancer - Afirma Genomic Sequencing Classifier, or GSC, and Xpression Atlas. The Company's Afirma offerings comprise the Afirma GSC and Xpression Atlas, which help guide next steps for patients with potentially cancerous thyroid nodules. The offerings are intended to provide physicians with clinically actionable results from a single fine needle aspiration, or FNA biopsy. The Afirma GSC was developed with RNA whole-transcriptome sequencing and machine learning, and is used to identify patients with benign thyroid nodules among those with indeterminate cytopathology results in order to rule out unnecessary thyroid surgery.

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

On July 13, 2021, the Company entered into an agreement to acquire HalioDx SAS, a French société par actions simplifiée, or HalioDx. HalioDx is an immuno-oncology diagnostics company providing oncologists and drug development organizations with diagnostic products and services to guide cancer care and contribute to precision medicine. Upon the closing of the transaction, HalioDx will become a subsidiary of Veracyte. At closing, Veracyte will pay approximately €260 million in total consideration to HalioDx security holders, consisting of approximately €147 million in cash and up to approximately €113 million in stock, subject to customary purchase price adjustments. The acquisition is expected to close in the third quarter of 2021.

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of June 30, 2021 the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020, the condensed consolidated statements of

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
stockholders' equity for the three and six months ended June 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results, stockholders' equity and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2020 has been derived from audited financial statements. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the full year or any other period. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company operates in one segment.

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

Concentrations of Credit Risk and Other Risks and Uncertainties

The worldwide spread of coronavirus, or COVID-19, has created significant uncertainty in the global economy. There have been no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of COVID-19 and the extent to which COVID-19 impacts the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict. If the financial markets or the overall economy are impacted for an extended period, the Company’s liquidity, revenues, supplies, goodwill and intangibles may be adversely affected. The Company considers the effects, to the extent knowable, of the COVID-19 pandemic in developing our estimates.

The majority of the Company’s cash and cash equivalents are deposited with one major financial institution in the United States. Deposits in this institution may exceed the amount of insurance provided on such deposits. The Company has not realized any losses on its deposits of cash and cash equivalents.

Several of the components of the Company’s sample collection kits and test reagents, and the nCounter system and related diagnostic kits are obtained from single-source suppliers. If these single-source suppliers fail to satisfy the Company’s

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
requirements on a timely basis, it could suffer delays in being able to deliver its diagnostic solutions, suffer a possible loss of revenue, or incur higher costs, any of which could adversely affect its operating results.

The Company is also subject to credit risk from its accounts receivable related to its sales. Credit risk for accounts receivable from testing revenue is incorporated in testing revenue accrual rates as the Company assesses historical collection rates and current developments to determine accrual rates and amounts the Company will ultimately collect. The Company generally does not perform evaluations of customers’ financial condition for testing revenue and generally does not require collateral. The Company assesses credit risk and the amount of accounts receivable the Company will ultimately collect for product, biopharmaceutical and collaboration revenue based on collection history, current developments and credit worthiness of the customer. The estimate of credit losses is not material at June 30, 2021.

Through June 30, 2021, most of the Company’s revenue has been derived from the sale of Afirma. To date, Afirma has been delivered primarily to physicians in the United States. The Company’s third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Medicare	34%	18%	31%	23%
UnitedHealthcare	10%	10%	10%	10%
	44%	28%	41%	33%

The Company’s third-party payers and other customers in excess of 10% of accounts receivable and their related accounts receivable balance as a percentage of total accounts receivable were as follows at the following dates:

	June 30, 2021	December 31, 2020
Medicare	19%	13%
UnitedHealthcare	12%	12%

Restricted Cash

The Company had deposits of $749,000 and $603,000 included in long-term assets as of June 30, 2021 and December 31, 2020, respectively, restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the Company's leases.

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

During the first half of 2021, the Company changed its revenue estimates due to actual and anticipated cash collections for tests delivered in prior quarters and recognized additional revenue of $0.2 million and $0.4 million for the three and six months ended June 30, 2021, respectively. These adjustments resulted in decreases in the Company's loss from operations of $0.2 million and $0.4 million for the three and six months ended June 30, 2021, respectively. These adjustments resulted in no

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
change in basic and diluted net loss per share for the three months ended June 30, 2021 and a decrease in basic and diluted net loss per share of $0.01 for the six months ended June 30, 2021.

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

Product Revenue

Product revenue from instruments and diagnostic kits is recognized generally upon shipment or when the instrument is ready for use by the end customer, which is when title of the product has been transferred to the customer. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. Performance obligations are considered satisfied once the Company has transferred control of a product to the customer, meaning the customer has the ability to use and obtain the benefit of the product. The Company recognizes product revenue for satisfied performance obligations only when there are no uncertainties regarding payment terms or transfer of control. Shipping and handling costs incurred for product shipments are included in product revenue. Revenues are presented net of the taxes that are collected from customers and remitted to governmental authorities. There was no revenue from instrument sales for six months ended June 30, 2021 or 2020.

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

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
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

The agreements are considered to be within the scope of ASC 808 with respect to the milestone payments, as the parties are active participants and exposed to the risks and rewards of the collaborative activity. The delivery of data under the collaborative arrangement, which the Company believes is a distinct service for which Johnson & Johnson meets the definition of a customer is within the scope of ASC 606. Using the concepts of ASC 606, the Company has identified the delivery of data as its only performance obligation. The grant of the license is not distinct from other performance obligations as the customer receives benefit only when other performance obligations are met. The Company further determined that the transaction prices under the arrangements are the $18.0 million in payments which was allocated to the obligation to deliver data. The $13.0 million in future potential payments is considered variable consideration because the Company determined that the potential payments are contingent upon regulatory, development and commercialization milestones that are uncertain to occur and, as such, were not included in the transaction price, and will be recognized accordingly as each potential payment becomes probable.

For the three and six months ended June 30, 2021, the Company recognized $0.1 million and $0.3 million, respectively, of revenue under these contracts. For the three and six months ended June 30, 2020, the Company recognized $1.3 million and $1.6 million, respectively, of revenue under these contracts. Accounts receivable from Johnson & Johnson related to these contracts was $0.3 million at June 30, 2021 and zero at December 31, 2020. There was $1.1 million and $1.0 million of deferred revenue related to these agreements at June 30, 2021 and December 31, 2020, respectively.

Other Collaboration and Service Agreements

The Company has entered into agreements with biopharmaceutical companies and other diagnostic companies to provide them with data, development services and the right to develop tests on the nCounter Analysis System. For the three months ended June 30, 2021, the Company recognized biopharmaceutical revenue of $0.7 million for development services,

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
$0.4 million for the delivery of data and $0.4 million for the achievement of milestones. For the six months ended June 30, 2021, the Company recognized biopharmaceutical revenue of $1.1 million for development services, $0.4 million for the delivery of data and $0.4 million for the achievement of milestones. For the three months ended June 30, 2020, the Company recognized biopharmaceutical revenue of $1.0 million for the sale of commercial and development rights, $0.5 million for development services and $1.0 million for the achievement of milestones. For the six months ended June 30, 2020, the Company recognized biopharmaceutical revenue of $1.0 million for the sale of commercial and development rights, $0.9 million for development services and $1.0 million for the achievement of milestones. There was $0.1 million and zero of deferred revenue related to these agreements at June 30, 2021 and December 31, 2020, respectively. Accounts receivable from these contracts totaled $1.7 million at June 30, 2021 and $0.4 million at December 31, 2020.

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

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
outstanding common stock equivalents have been excluded from diluted net loss per common share because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shares of common stock subject to outstanding options	3,842,026	4,823,917	3,893,173	4,792,022
Employee stock purchase plan	21,423	26,416	18,919	23,007
Restricted stock units	896,965	945,325	891,803	941,776
Total common stock equivalents	4,760,414	5,795,658	4,803,895	5,756,805

3. Balance Sheet Components

Goodwill

The changes in the carrying amounts of goodwill were as follows (in thousands of dollars):

Amounts
Balance as of December 31, 2020	$2,725
Goodwill Acquired - Decipher Biosciences	469,039
Balance as of June 30, 2021	$471,764

Intangible Assets, Net

Intangible assets include finite-lived product technology, customer relationships, licenses and trade names and indefinite-lived in-process research and development. Intangible assets consisted of the following (in thousands of dollars):

	June 30, 2021			December 31, 2020			Weighted Average Amortization Period (Years)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Percepta product technology	$16,000	$(6,667)	$9,333	$16,000	$(6,133)	$9,867	15
Prosigna product technology	4,120	(435)	3,685	4,120	(298)	3,822	15
Prosigna customer relationships	2,430	(770)	1,660	2,430	(526)	1,904	5
nCounter Dx license	46,880	(4,947)	41,933	46,880	(3,386)	43,494	15
LymphMark product technology	990	(224)	766	990	(153)	837	7
Decipher product technology	90,000	(2,734)	87,266	—	—	—	10
Decipher trade names	4,000	(243)	3,757	—	—	—	5
Total finite-lived intangibles	164,420	(16,020)	148,400	70,420	(10,496)	59,924	11.7
In-process research and development	7,300	—	7,300	—	—	—
Total intangible assets	$171,720	$(16,020)	$155,700	$70,420	$(10,496)	$59,924

Amortization of the finite-lived intangible assets is recognized on a straight-line basis. Amortization expense of $3.7 million and $1.3 million was recognized for the three months ended June 30, 2021 and 2020, respectively. Amortization expense of $5.5 million and $2.5 million was recognized for the six months ended June 30, 2021 and 2020, respectively.

The estimated future aggregate amortization expense as of June 30, 2021 is as follows (in thousands of dollars):

Year Ending December 31,	Amounts
2021 remainder of year	$7,448
2022	14,894
2023	14,894
2024	14,854
2025	14,408
Thereafter	81,902
Total	$148,400

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands of dollars):

	June 30, 2021	December 31, 2020
Accrued compensation expenses	$12,600	$9,201
Accrued other	8,156	2,504
Total accrued liabilities	$20,756	$11,705

4. Business Combination

Decipher Biosciences

On March 12, 2021, the Company acquired 100% of the equity interests of Decipher Biosciences, a privately-held company developing diagnostic tests in urologic cancers, for approximately $594.7 million, comprised of approximately $550.5 million in the form of upfront cash consideration and the remainder in cash payable post-acquisition of which $43.8 million was paid prior to June 30, 2021. The Company incurred approximately $10.6 million of transaction costs related to the acquisition of Decipher Biosciences which were recorded as general and administrative expense during the three months ending March 31, 2021.

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

The Company included the financial results of Decipher Biosciences in its consolidated financial statements from the acquisition date, which contributed $18.9 million and $4.1 million of revenue and operating income, respectively, during the three months ended June 30, 2021 and $22.7 million and $4.9 million of revenue and operating income, respectively, during the six months ended June 30, 2021.

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
The following table summarizes the purchase price and nonrecurring post-combination compensation expense recorded as a part of the acquisition (in thousands):

	Purchase Price	Nonrecurring Post-Combination Compensation Expense
Upfront cash consideration	$550,515	$270
Liabilities incurred	44,179	24,809
Total	$594,694	$25,079

Assets acquired and liabilities assumed are recorded based on valuations derived from estimated fair value assessments and assumptions used by the Company. While the Company believes that its estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. The following table summarizes the fair values of assets acquired and liabilities assumed through the Company's acquisition of Decipher Biosciences at the date of acquisition (in thousands):

Cash and cash equivalents	$19,782
Accounts receivable	6,769
Supplies inventory	1,641
Prepaids and other current assets	778
Property and equipment, net	1,737
Operating lease assets	7,601
Finite-lived intangible assets	94,000
Indefinite-lived intangible assets	7,300
Restricted cash	146
Other assets	3,075
Total identifiable assets acquired	142,829
Accounts payable	(2,351)
Accrued liabilities	(4,322)
Operating lease obligations (current)	(1,241)
Operating lease obligations, net of current portion	(4,540)
Deferred tax liability	(4,368)
Net identifiable assets acquired	126,007
Goodwill	469,039
Total purchase price	$595,046

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

The Company's purchase price allocation for the acquisition is preliminary and subject to revision as additional information about the fair value of the assets and liabilities becomes available. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions and may be subject to change as additional information is received. Primary areas that are not yet finalized are related to accounts receivable, and goodwill. Additional information that existed as of the closing date but not known at the time of this filing may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the closing date.

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
During the three months ended June 30, 2021, the Company recorded certain measurement period adjustments due to new information becoming available pertaining to the valuation of accounts receivable and certain other assets. These adjustments were recorded as decreases to goodwill and did not impact the condensed consolidated statement of operations. One of these adjustments relates to cash collections of accounts receivable that existed as of the acquisition date exceeding the initial fair value of accounts receivable recorded on the acquisition date by $1.0 million.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition resulted in the recognition of $469.0 million of goodwill which the Company believes consists primarily of expanded market and product opportunities, including new areas of genomic testing, as well as the potential expansion of the Company's product offerings in international markets. Furthermore, the acquisition of Decipher Biosciences bolsters the Company's presence to seven of the ten most common cancers impacting patients in the United States, which in turn enhances the Company’s overall prominence in the genomic testing arena. Goodwill created as a result of the acquisition is not deductible for tax purposes. The acquisition advances the Company's objective to improve the lives of patients through innovations in genomic technology tailored for diagnostic, prognostic, and treatment decisions related to urologic cancers.

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

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
The following unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved as if the acquisition had taken place as of January 1, 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total revenues	$55,105	$29,283	$103,785	$68,279
Net Loss	$(8,438)	$(12,986)	$(6,620)	$(73,482)

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

The fair value of the Company’s financial assets includes money market funds and deposits for leases of the Company's facilities. Money market funds, included in cash and cash equivalents in the accompanying condensed consolidated balance sheets, were $238.8 million and $346.8 million as of June 30, 2021 and December 31, 2020, respectively, and are Level I assets as described above. The deposits for the leases, included in restricted cash in the accompanying condensed consolidated balance sheets, was $749,000 and $603,000 as of June 30, 2021 and December 31, 2020, respectively, and is a Level I asset as described above.

On December 3, 2019, the Company acquired from NanoString the exclusive global diagnostics license to the nCounter Analysis System, the Prosigna breast cancer prognostic gene signature assay, and the LymphMark lymphoma subtyping assay. Pursuant to the terms of the agreement, Veracyte paid NanoString $40.0 million in cash and $10.0 million in Veracyte common stock, and may pay up to an additional $10.0 million in cash, contingent upon the commercial launch of Veracyte diagnostic tests for use on the platform. This contingency was valued at $6.1 million as of the acquisition date and is remeasured to fair value at each reporting date until the contingent consideration is settled. As of June 30, 2021 and December 31, 2020, this

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
contingency was remeasured to $7.8 million and $7.6 million, respectively, with the corresponding changes included in general and administrative expense in the Company's condensed consolidated statements of operations and comprehensive loss. The fair value of the contingent consideration includes inputs that are not observable in the market and thus represent a Level III financial liability. The estimation of the fair value of the contingent consideration is based on the present value of the expected payments calculated by assessing the likelihood of when the related milestones would be achieved, discounted using the Company's estimated borrowing rate. These estimates form the basis for making judgments about the carrying value of the contingent consideration that are not readily apparent from other sources. Changes to the forecasts for the achievement of the milestones and the estimates of the borrowing rate can significantly affect the estimated fair value of the contingent consideration. As of June 30, 2021, the achievement of one of the milestones is forecasted to occur within the next 12 months.  As a result, $3.4 million of the contingent consideration is included in short term liabilities at June 30, 2021. As of June 30, 2021 and December 31, 2020, the Company calculated the estimated fair value of the milestones using the following significant unobservable inputs:

	Value or Range (Weighted-Average)
Unobservable input	June 30, 2021	December 31, 2020
Discount rate	5.6	6.9
Probability of achievement	70% - 100% (86%)	70% - 100% (86%)

6. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory facilities in South San Francisco and San Diego, California and Austin, Texas under various non-cancelable lease agreements. The lease terms extend to January 2029 and contain extension of lease term and expansion options. The leases have a weighted average remaining lease term of 5.0 years as of June 30, 2021. The Company had deposits of $749,000 and $603,000 included in long-term assets as of June 30, 2021, and December 31, 2020, respectively, restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the leases.

The Company determined its operating lease liabilities using payments through their current expiration dates and a weighted average discount rate of 6.7% based on the rate that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments in a similar economic environment. Operating lease liabilities along with the associated right-of-use assets are disclosed in the accompanying condensed consolidated balance sheets. After the adoption of ASC 842, Leases, the Company classified its deferred rent for tenant improvements with its operating lease right-of-use assets on the consolidated balance sheets. In connection with the acquisition of Decipher Biosciences, the Company identified certain off-market rate leases and has estimated an intangible asset of $1.8 million which is included in operating lease assets and will be amortized over the remaining lease term. See Note 4 for more information on the acquisition of Decipher Biosciences.

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
Future minimum lease payments under non-cancelable operating leases as of June 30, 2021 are as follows (in thousands of dollars):

Year Ending December 31,	Amounts
Remainder of 2021	$1,841
2022	3,770
2023	3,880
2024	3,991
2025	4,103
Thereafter	1,661
Total future minimum lease payments	19,246
Less: amount representing interest	2,976
Present value of future lease payments	16,270
Less: short-term lease liabilities	2,936
Long-term lease liabilities	$13,334

The Company recognizes operating lease expense on a straight-line basis over the non-cancelable lease period. The following table summarizes operating lease expense and cash paid for amounts included in the measurement of lease liabilities (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease expense	$902	$472	$1,477	$944
Cash paid for amounts included in the measurement of lease liabilities	$919	$586	$1,507	$1,157

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

7. Debt

Loan and Security Agreement

On November 3, 2017, the Company entered into a loan and security agreement, or Loan and Security Agreement, with Silicon Valley Bank. The Loan and Security Agreement allows the Company to borrow up to $35.0 million, with a $25.0 million advance term loan, or Term Loan Advance, and a revolving line of credit of up to $10.0 million, or Revolving Line of Credit. The Term Loan Advance was advanced upon the closing of the Loan and Security Agreement and was used to pay the outstanding balance of the Company’s existing long-term debt, which was canceled at that date. The Company had not drawn on the Revolving Line of Credit as of June 30, 2021. Borrowings under the Loan and Security Agreement mature on October 1, 2022. Amounts may be borrowed and repaid under the Revolving Line of Credit up until the earliest of full repayment or maturity of the Loan and Security Agreement, termination of the Loan and Security Agreement, or October 1, 2022.

The Term Loan Advance bears interest at a variable rate equal to (i) the thirty-day U.S. London Interbank Offer Rate, or LIBOR, plus (ii) 4.20%, with a minimum rate of 5.43% per annum. Principal amounts outstanding under the Revolving Line of Credit bear interest at a variable rate equal to (i) LIBOR plus (ii) 3.50%, with a minimum rate of 4.70% per annum.

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
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

In addition, a final payment on the Term Loan Advance in the amount of $1.2 million is due upon the earlier of the maturity date of the Term Loan Advance or its payment in full. The Loan and Security Agreement contains customary representations, warranties, and events of default, as well as affirmative and negative covenants. As of June 30, 2021, the Company was in compliance with the loan covenants. The Company’s obligations under the Loan and Security Agreement are secured by substantially all of its assets (excluding intellectual property), subject to certain customary exceptions.

The debt obligation for borrowings made under the Loan and Security Agreement was as follows (in thousands of dollars):

	June 30, 2021	December 31, 2020
Debt principal	$—	$—
End-of-term debt obligation	917	810
Total debt obligation	$917	$810

As of June 30, 2021, the principal balance outstanding was one dollar. Future principal and end-of-term debt obligation payments under the Loan and Security Agreement are $1.2 million and due in 2022.  As of June 30, 2021 and December 31, 2020, the accrued interest payable under the Loan and Security Agreement was immaterial.

The end-of-term debt obligation accretes over the term of the Loan and Security Agreement until maturity and is included in interest expense in the Company's condensed consolidated statements of operations and comprehensive loss.

8. Stockholders’ Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows:

	June 30, 2021	December 31, 2020
Stock options and restricted stock units issued and outstanding	4,620,239	4,867,303
Stock options and restricted stock units available for grant under stock option plans	4,961,688	3,061,589
Common stock available for the Employee Stock Purchase Plan	1,522,653	1,571,395
Total	11,104,580	9,500,287

9. Income Taxes

The Company recorded an income tax benefit of approximately $0.2 million and $3.9 million for the three and six months ended June 30, 2021, and no income tax provision or benefit for the three and six months ended June 30, 2020. The income tax benefit for 2021 was primarily impacted by a discrete tax adjustment related to the release of certain valuation allowances on the Company's deferred tax assets upon recording of the deferred tax liabilities for the acquisition of Decipher Biosciences while 2020 had a full valuation allowance on all net deferred tax assets.

On March 27, 2020, and on December 27, 2020, respectively, the Coronavirus Aid, Relief, and Economic Security Act and the Consolidated Appropriations Act were enacted in response to the COVID-19 pandemic. The Company does not expect the provisions of such legislation to have a significant impact on the effective tax rate, the results of operations or the financial position of the Company.

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

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "expects," "anticipates," "intends," "estimates," "plans," "believes," "continuing," "ongoing," and similar expressions are intended to identify forward-looking statements. These are statements that relate to future events and include, but are not limited to, the factors that may impact our financial results; our expectations regarding revenue; our expectations with respect to our future research and development, general and administrative and selling and marketing expenses and our anticipated uses of our funds; the impact of the COVID-19 pandemic on our business and the U.S. and global economies; our expectations regarding the return to pre-COVID-19 volume and revenue levels; our ability to complete our acquisition of and successfully integrate HalioDx into our business; changes in our executive officers; our beliefs with respect to the optimization of our processes for the analysis of ribonucleic acid, or RNA, samples; our integration of Decipher Biosciences Inc. and the assets acquired from NanoString Technologies, Inc.; our ability to deploy the nCounter Analysis System successfully and run our tests on this platform worldwide; our collaboration with Johnson & Johnson Services, Inc.; our belief in the importance of maintaining libraries of clinical evidence; our expectations regarding the nasal swab classifier for early lung cancer detection, the Percepta Lung Cancer Atlas, the Envisia classifier on the nCounter system and the LymphMark lymphoma subtyping test; our expectations regarding our diagnostic company partnerships; our ability to have the targeted Atlas platform transferred to our pulmonology indications; our expectations regarding the Percepta Lung Cancer Atlas; our expectations regarding capital expenditures; our anticipated cash needs and our estimates regarding our capital requirements; the timing and success of our transition to a single platform for all of our classifiers and tests; our ability to maintain Medicare coverage for each of our tests; our need for additional financing; potential future sources of cash; our business strategy and our ability to execute our strategy; our ability to achieve and maintain reimbursement from third-party payers at acceptable levels and our expectations regarding the timing of reimbursement; the estimated size of the global markets for our tests; the estimated number of patients who are candidates for our test; the attributes and potential benefits of our tests and any future tests we may develop to patients, physicians and payers; the factors we believe drive demand for and reimbursement of our tests; our ability to sustain or increase demand for our tests; our intent to expand into other clinical areas; our ability to develop new tests, and the timeframes for development or commercialization; our ability to get our data and clinical studies accepted in peer-reviewed publications; our dependence on and the terms of our agreement with Thyroid Cytopathology Partners, or TCP, and on other strategic relationships, and the success of those relationships; our beliefs regarding our laboratory capacity; the potential for future clinical studies to contradict or undermine previously published clinical study results; the applicability of clinical results to actual outcomes; our expectations regarding our international expansion; the occurrence, timing, outcome or success of clinical trials or studies; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive position; our compliance with federal, state and international regulations; the potential impact of regulation of our tests by the Food and Drug Administration, or FDA, or other regulatory bodies; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business; the impact of seasonal fluctuations and economic conditions on our business; our belief that we have taken reasonable steps to protect our intellectual property; our belief that our intellectual property will develop and maintain our competitive position; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; and anticipated trends and challenges in our business and the markets in which we operate. We caution you that the foregoing list does not contain all of the forward-looking statements made in this report.

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

Veracyte, the Veracyte logo, Decipher, Decipher GRID, Afirma, Percepta, Envisia, Prosigna, Lymphmark, “Know by Design” and “More about You” are registered trademarks of Veracyte, Inc. and its affiliates in the U.S. and selected countries. nCounter is the registered trademark of NanoString Technologies, Inc. in the U.S. and selected countries and used by Veracyte under license.

This report contains statistical data and estimates that we obtained from industry publications and reports. These publications typically indicate that they have obtained their information from sources they believe to be reliable, but do not guarantee the accuracy and completeness of their information. Some data contained in this report is also based on our internal estimates.

Overview

We are a global genomic diagnostics company that improves patient care by answering important clinical questions to inform diagnosis and treatment decisions throughout the patient journey in cancer and other diseases. Our growing menu of tests leverages advances in genomic science and machine learning technology to change care for patients, enabling them to avoid risky, costly procedures and accelerate time to more appropriate treatment. In addition to making our genomic tests available in the United States through our central laboratories, we believe our nCounter Analysis System is a best-in-class diagnostics platform that positions us to deliver our tests to patients worldwide through laboratories and hospitals that can perform them locally. With our acquisition of Decipher Biosciences in March 2021, we now have a presence in seven of the ten most common cancers in the United States.
We design our tests to address specific unmet needs in the diagnosis, prognosis and treatment of cancer and other diseases to thus improve patient outcomes, while delivering clinical and economic utility to physicians, payers and the healthcare system. We position our tests to integrate seamlessly into the way physicians currently evaluate patients in order to facilitate adoption.

We develop our genomic tests using advanced scientific methods, such as RNA whole-transcriptome analysis and machine learning, and then optimize the assays and classifiers for the platform on which the test will be performed. Historically, we have utilized RNA sequencing methods performed in our Clinical Laboratory Improvement Amendments of 1988, or CLIA, certified laboratory in South San Francisco, California. Through the Decipher Biosciences acquisition, we now also have access to an additional 28,000 square foot office and College of American Pathologists, or CAP, accredited and CLIA-certified laboratory in San Diego. We also expect to adapt select tests to be performed on the nCounter Analysis System for international distribution of our tests.

We currently offer seven commercialized genomic tests in six disease areas that we believe are changing diagnosis and patient care. All seven tests are available in the United States, six of which are currently reimbursed, and one is available internationally. These include the Afirma Genomic Sequencing Classifier, or GSC, for thyroid cancer; the Afirma Xpression Atlas, which provides information on the most common and emerging gene alterations associated with thyroid cancer, enabling physicians to confidently tailor surgical and treatment decisions at time of diagnosis; the Percepta GSC for lung cancer; the Envisia Genomic Classifier for interstitial lung diseases, including idiopathic pulmonary fibrosis; our prostate cancer genomic testing products, Decipher Prostate (Biopsy and RP); the Decipher Bladder genomic classifier for bladder cancer; and the Prosigna Breast Cancer Prognostic Gene Signature Assay for assessing risk of breast cancer distant recurrence. The Prosigna test is available for use on the nCounter platform in the United States and internationally.

We expect to continue expanding our offerings in our current indications, as well as potentially in others that we believe will benefit from our technology and approach. Our product development pipelines address what we believe to be significant market opportunities in early detection, diagnosis, staging/prognosis, therapy selection/surgery and disease monitoring across the aforementioned indications. We plan to commercially introduce multiple products in the near term: Our Percepta Nasal Swab test for early lung cancer detection and our Percepta Genomic Atlas, which, together with the Percepta GSC, form a comprehensive lung cancer portfolio that we believe may improve lung cancer diagnosis and treatment decisions; and our Decipher Bladder test, which we believe will be the only genomic subtyping tool available to physicians in the United States treating patients with locally advanced bladder cancer.

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

•Proprietary Technology and Bioinformatics – For biomarker discovery and product development, we utilize machine learning to select the genomic, clinical or other features from our biorepository that best distinguish the condition we are trying to identify. This enables us to develop high-performing genomic classifiers that can answer specific clinical questions. In addition, our bioinformatics pipelines are built to extract genomic variant content from the same assay to inform therapeutic selection.

•High-Performing Commercial Genomic Tests – Most of our genomic tests serve large, generally untapped markets where they are changing the diagnostic and treatment paradigm for patients. Our Prosigna and Decipher Prostate tests serve the highly competitive breast cancer and prostate cancer markets, respectively, where we believe they offer unique benefits to physicians and their patients. The majority of our genomic testing business stems from our CLIA-certified laboratories in South San Francisco and San Diego, California, which serve the United States market. We believe the nCounter Analysis System affords us the opportunity to adapt our test menu for multiple markets globally, providing flexibility for a global distributed testing model and increased efficiency in our United States-based CLIA labs. Our RNA sequencing platform enables us to offer testing from our CLIA labs for a broad range of gene alterations, which can inform treatment decisions at the time of diagnosis.

We believe our ability to leverage RNA whole-transcriptome sequencing and other data in large biorepositories of patient-consented samples in oncology and other indications, our strong commercial position in major clinical indications and our global reach, present partnership opportunities for biopharmaceutical companies to enhance their research and development capabilities and for other genomic diagnostics companies to introduce their tests that do not compete with Veracyte's to global markets on the nCounter system.

We have formed several biopharmaceutical partnerships, each focused on our current indications to derive value out of our current business or advance future business. Our collaboration with the Lung Cancer Initiative at Johnson & Johnson, which began in December 2018, has helped advance our pipeline, including the launch in 2019 of our Percepta GSC on our RNA whole-transcriptome sequencing platform and development of the first non-invasive nasal swab test designed for early lung cancer detection. We recently expanded our program with Johnson & Johnson to potentially develop future tests designed to detect lung disease before cancer develops. We have a biopharmaceutical partnership with Acerta Pharma, the hematology research and development arm of AstraZeneca, which relates to our LymphMark lymphoma subtyping test. We also support pharmaceutical companies in urological clinical trials. These include SPARTAN, a pivotal clinical trial of ERLEADA, which has been approved by the FDA and is marketed by Janssen for the treatment of nonmetastatic castration-resistant prostate cancer, or nmCRPC, as well as clinical trials being conducted by Astellas and Dendreon in localized prostate cancer. Additionally, our tests are being used in the NCI-sponsored ERADICATE and PREDICT-RT trials.

Patients access our tests through their physician. Our Afirma, Percepta and Envisia tests are used as part of the diagnostic process and genomic testing services are performed in our CLIA laboratory located in South San Francisco, California. Our Decipher tests in urologic cancers are performed in our CLIA laboratory in San Diego, California. All of these tests are marketed as laboratory developed tests. Cytopathology services for Afirma testing are performed in our reference laboratory in Austin, Texas. Our Prosigna test is indicated in female breast cancer patients who have undergone surgery in conjunction with locoregional treatment consistent with standard of care. This FDA cleared in vitro diagnostic test is performed on the nCounter Analysis System in laboratories worldwide, as well as in the United States.

In July 2021, we entered into an agreement to acquire HalioDx SAS, a French société par actions simplifiée, or HalioDx. HalioDx is an immuno-oncology diagnostics company providing oncologists and drug development organizations with diagnostic products and services to guide cancer care and contribute to precision medicine. HalioDx provides a unique range of immune assessment solutions, including its flagship Immunoscore assay for assessing the immune contexture of a tumor as a key determinant of patients’ outcomes and response to cancer treatments. HalioDx has developed what we believe is a differentiated biopharma partnering ecosystem for the identification of clinically relevant biomarker signatures, the demonstration of their utility in clinical trials and the development and commercialization of resulting IVD and companion diagnostic tests. HalioDx operates CLIA-certified laboratories in the United States and France, as well as a manufacturing facility in France that develops, manufactures, and distributes in vitro diagnostic clinical products.

We believe the HalioDx acquisition, when consummated, will provide three key strategic benefits to Veracyte:

•Enables Veracyte to develop and manufacture test kits for the nCounter diagnostic platform. We plan to transition manufacturing of the kits, currently produced by NanoString in the U.S., to HalioDx’s manufacturing facility in Marseille, France. We anticipate that this will further accelerate the expansion of our test menu on the nCounter platform in Europe and other strategic global markets.
•Deepens Veracyte’s scientific capabilities. HalioDx’s unique Immunogram multimodal analysis platform offers potential pipeline development opportunities in a range of clinical indications and can serve as a platform to grow our biopharma partnering business. We believe that HalioDx’s deep expertise in immuno-oncology is complementary with our expertise in cancer genomics and large biorepository of genomic content built from whole transcriptome data.
•Expands Veracyte’s cancer diagnostics scope to 8 of the 10 top cancers by U.S. incidence. The addition of HalioDx’s Immunoscore test to guide treatment decisions in colorectal cancer will further expand our menu of high-value advanced diagnostic tests that address unmet needs at multiple points in the patient care continuum.

We expect the HalioDx acquisition to close in the third quarter of 2021, subject to the satisfaction of customary closing conditions, including foreign investment approval in France.

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

During the second half of March 2020, we experienced a significant decline in the volume of samples received. Our monthly reported genomic volumes reached a year-to-date low point in April 2020. Following the April 2020 low point, sequential monthly total reported genomic volume increased in May and June 2020. As a result of the impact on our test volumes, we reported a significant decline in sequential and year-over-year revenue for the quarter ended June 30, 2020. For the second half of 2020, our total reported genomic volume, relative to the same period of the prior year, increased 3% as hospitals started performing more non-emergency procedures and physician practices began to reopen. Our Afirma business rebounded first, as expected, given that approximately half of patient samples come to us from community physician practices, which opened up more quickly than institution-based practices. Our Decipher Prostate test also rebounded quickly since it is also predominately a community physician practices sales channel. Our pulmonology business continues to grow, but more slowly, as predicted, since the bronchoscopy procedures used to collect samples for our Percepta and Envisia tests are performed in hospital settings, which continue to be more restrictive, and are ordered by pulmonologists who are occupied with the effects of the pandemic. Additionally, given the growing prevalence of the SARS CoV-2 Delta variant, we are expecting our pulmonary business to continue to be impacted by COVID for the foreseeable future.

The COVID-19 pandemic also caused us to modify our business practices, including taking proactive steps to protect our employees and the broader community (including but not limited to curtailing or modifying employee travel, moving to full remote work wherever possible, and cancelling physical participation in meetings, events and conferences), while ensuring our ability to deliver genomic test results to physicians and their patients who need them. During 2020, with limited physical access to physicians, we expanded our use of digital tools to engage with our customers. Given the effectiveness and efficiency of these programs, we continue to expand our digital marketing efforts even as we gain more access to our customers.

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

The extent of the impact of COVID-19 on our future liquidity and operational performance will depend on certain developments, including the deployment and long-term efficacy of vaccines; the duration and spread of the outbreak particularly in the form of more transmissible variants; the impact on our customers' operations; and the impact to our sales and renewal cycles. See Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business.

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

We generate a substantial amount of our revenue from Afirma genomic testing services, including the rendering of a cytopathology diagnosis as part of the Afirma solution. For the Afirma classifier, we do not accrue revenue for approximately 5% - 10% of the tests that we perform and report as complete due principally to insufficient RNA from which to render a result and tests performed for which we do not reasonably expect to be paid.

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

Integrating acquired assets and advances to our collaborations

Revenue growth, operational results and advances to our business strategy depends on our ability to integrate any acquired assets into our existing business. The integration of acquired assets may impact our revenue growth, increase the cost of operations, cause significant write-offs of intangible assets, or may require management resources that otherwise would be available for ongoing development of our existing business. The integration of assets acquired from NanoString in December 2019, Decipher Biosciences in March 2021 and the anticipated acquisition of HalioDx may impact our revenue and operating results through integration of various functions, development of a product supply operation and manufacturing operations and the expansion of our business internationally with a broad menu of advanced genomic tests that may be offered.

Revenue growth or reimbursement from our collaborations depends on our ability to deliver services or information and achieve milestones required from our collaborative partners. Our collaboration partners pay us for the provision of data and other services and the achievement of milestones. Under a collaboration with Johnson & Johnson in 2018, we provided data services required under this agreement in 2019 and 2020; however, there remains $9.0 million of revenue associated with development and commercialization milestones yet to be achieved.

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

Generally, we calculate the average reimbursement from our products from all payers, for tests that are on average a year old, since it can take a significant period of time to collect from some payers. Except in situations where we believe the rate we reasonably expect to collect to vary due to a coverage decision, contract, more recent reimbursement data or evidence to the contrary, we use an average of reimbursement for tests provided over four quarters as it reduces the effects of temporary volatility and seasonal effects. Thus, the average reimbursement per product represents the total cash collected to date against tests performed during the relevant period divided by the number of these tests performed during that same period.

The average test reimbursement rates will change over time due to a number of factors, including medical coverage decisions by payers, the effects of contracts signed with payers, changes in allowed amounts by payers, our ability to successfully win appeals for payment, and our ability to collect cash payments from third-party payers and individual patients. Historical average reimbursement is not necessarily indicative of future average reimbursement.

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

We are currently leveraging the same “field of injury” technology that powers our Percepta classifier to develop a first-of-its-kind, noninvasive nasal swab test that can enable earlier lung cancer diagnosis and ultimately, we believe, help reduce lung cancer deaths. In May 2021, we reported clinical validation data for our nasal swab classifier showing that the novel genomic test could identify, with a high degree of accuracy, patients whose lung nodules were low risk of cancer so they could avoid unnecessary invasive procedures and those who were high risk for cancer so they could obtain prompt diagnosis and potential treatment. The findings were presented during the American Society of Clinical Oncology, or ASCO, annual meeting. We are also developing the Percepta Atlas, which – similar to the Afirma XA – is intended to inform treatment decisions by detecting gene alterations in small samples collected at the time of diagnosis.

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

Further, our LymphMark lymphoma subtyping test is being developed as a companion diagnostic for Acerta Pharma and AstraZeneca’s acalabrutinib (Calquence®). In April 2021, Veracyte announced that the first patient has been enrolled and randomized in Acerta Pharma’s Phase 3 ESCALADE trial, which is using the investigational LymphMark test to identify patients with untreated diffuse large B-cell lymphoma (DLBCL) who may benefit from Calquence in combination with rituximab, cyclophosphamide, doxorubicin, vincristine and prednisone (R-CHOP) therapy. The LymphMark test utilizes gene-expression profiling of RNA extracted from formalin-fixed paraffin-embedded tissue to classify the “cell of origin” subtype of DLBCL tumors.

In 2015, Decipher Biosciences received a Local Coverage Determination, or LCD, for its first commercial product, Decipher Prostate RP, for use in the early salvage setting. Decipher Biosciences expanded into biopsy and received an LCD for the first two Decipher Prostate Biopsy products in May 2019 covering the Very Low and Low National Comprehensive Cancer Network, or NCCN, risk groups and a second LCD in January 2020 covering Decipher Prostate Biopsy for Favorable Intermediate and Unfavorable Intermediate NCCN risk groups. In November 2020, Decipher Biosciences received another expanded LCD and launched its High and Very High biopsy product and now covers the entire localized and biochemically recurrent prostate cancer care continuum. Recently, Veracyte also received a final Medicare coverage policy for the Decipher Bladder test from Noridian, a Medicare Administrative Contractor, through the MolDX program. The current product development pipeline that we acquired from Decipher Biosciences now includes expansion of indications for testing to castrate-resistant and metastatic prostate cancer, predictive biomarkers for response to Androgen Deprivation Therapy, or ADT, second generation AR signaling inhibitors, or ARSi, and docetaxel chemotherapy.

Decipher has also developed Decipher Bladder, which helps determine which patients with muscle-invasive bladder cancer may benefit from neoadjuvant chemotherapy prior to radical cystectomy. Veracyte believes its test will be the only genomic subtyping tool available to physicians in the United States treating patients with locally advanced bladder cancer. The Decipher Bladder test is available in Veracyte’s CLIA laboratory and the Company plans to expand its commercial launch of the test in the second half of 2021.

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

Financial Overview

Revenue

Through June 30, 2021, we had derived most of our revenue from the sale of Afirma and the Decipher urologic tests, delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of cash collection from the third-party payer and individual patients. Third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Medicare	34%	18%	31%	23%
UnitedHealthcare	10%	10%	10%	10%
	44%	28%	41%	33%

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

Research and Development

Research and development expenses include expenses incurred to develop our technology, collect clinical samples and conduct clinical studies to develop and support our products and pipeline. These expenses consist of compensation expenses, direct research and development expenses such as prototype materials, laboratory supplies and costs associated with setting up and conducting clinical studies at domestic and international sites, professional fees, depreciation and amortization, other miscellaneous expenses and allocation of facility and information technology expenses. We expense all research and development costs in the periods in which they are incurred. We expect to incur significant research and development expenses as we continue to invest in research and development activities related to developing additional products and evaluating various platforms. We incurred a majority of our research and development expenses in support of our pipeline products in 2020 and in the six months ended June 30, 2021, and expect this to continue in the remainder of 2021 and beyond.

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

General and Administrative

General and administrative expenses include compensation expenses for executive officers and administrative, billing and client service personnel, professional fees for legal and audit services, occupancy costs, depreciation and amortization, and other expenses such as information technology and miscellaneous expenses offset by allocation of facility and information technology expenses to other functions. For the six months ended June 30, 2021, costs related to the acquisition of Decipher Biosciences were included in general and administrative compensation expense and professional fees. For the six months ended June 30, 2021, approximately 54% of the average headcount classified as general and administrative encompass our billing and customer care teams. We expect general and administrative expenses to continue to increase as we build our general and administration infrastructure and to stabilize thereafter.

Intangible Asset Amortization

Our finite-lived intangible assets, acquired in business combinations, are being amortized over 5 to 15 years, using the straight-line method. Amortization expense is expected to be approximately $13.0 million in 2021, approximately $14.9 million per year through 2024 and decrease thereafter.

Interest Expense

Interest expense is attributable to our borrowings under debt agreements and costs associated with the prepayment of debt.

Other (Loss) Income, Net

Other (loss) income, net consists primarily of realized and unrealized gains and losses on foreign currency transactions and interest income from our cash held in interest bearing accounts.

Results of Operations

Comparison of the three and six months ended June 30, 2021 and 2020 (in thousands of dollars, except percentages and test volume):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change	%	2021	2020	Change	%
Revenue:
Testing revenue	$50,793	$15,212	$35,581	234%	$83,871	$42,203	$41,668	99%
Product revenue	2,688	1,713	975	57%	5,747	5,122	625	12%
Biopharmaceutical revenue	1,624	3,779	(2,155)	(57)%	2,190	4,501	(2,311)	(51)%
Total revenue	55,105	20,704	34,401	166%	91,808	51,826	39,982	77%
Operating expense:
Cost of testing revenue	15,589	6,471	9,118	141%	26,421	17,039	9,382	55%
Cost of product revenue	1,323	932	391	42%	2,813	2,491	322	13%
Cost of biopharmaceutical revenue	560	252	308	122%	641	368	273	74%
Research and development	6,249	4,169	2,080	50%	11,585	8,576	3,009	35%
Selling and marketing	19,662	10,701	8,961	84%	35,958	28,285	7,673	27%
General and administrative	15,473	7,957	7,516	94%	61,755	15,770	45,985	292%
Intangible asset amortization	3,723	1,273	2,450	192%	5,524	2,548	2,976	117%
Total operating expenses	62,579	31,755	30,824	97%	144,697	75,077	69,620	93%
Loss from operations	(7,474)	(11,051)	3,577	(32)%	(52,889)	(23,251)	(29,638)	127%
Interest expense	(63)	(65)	2	(3)%	(116)	(120)	4	(3)%
Other (loss) income, net	(1,653)	91	(1,744)	(1,916)%	(1,848)	630	(2,478)	(393)%
Loss before income tax benefit	(9,190)	(11,025)	1,835	(17)%	(54,853)	(22,741)	(32,112)	141%
Income tax benefit	(152)	—	(152)	NM	(3,947)	—	(3,947)	NM
Net loss and comprehensive loss	$(9,038)	$(11,025)	$1,987	(18)%	$(50,906)	$(22,741)	$(28,165)	124%
Other Operating Data:
Genomic classifiers reported	18,982	5,379	13,603	253%	31,285	15,938	15,347	96%
Product tests sold	1,874	1,249	625	50%	4,008	3,731	277	7%
Total test volume	20,856	6,628	14,228	215%	35,293	19,669	15,624	79%

Depreciation and amortization expense	$4,500	$1,957	$2,543	130%	$7,050	$3,929	$3,121	79%
Stock-based compensation expense	$4,064	$3,360	$704	21%	$7,919	$6,265	$1,654	26%

Revenue

Revenue increased $34.4 million for the three months ended June 30, 2021 compared to the same period in 2020. This was primarily due to a $35.6 million increase in testing revenue from a 253% volume increase in our Afirma, Percepta, Envisia and Decipher genomic tests, as well as a $1.0 million increase in sales of Prosigna. Genomic tests reported for the three months ended June 30, 2021 also includes the Decipher Prostate Biopsy and Decipher Prostate RP genomic tests, which contributed $18.5 million of revenue during the period. Biopharmaceutical revenue decreased $2.2 million and consisted of $0.8 million for development services, $0.4 million for the delivery of data and $0.4 million for the achievement of milestones for the three months ended June 30, 2021 whereas biopharmaceutical revenue consisted of $1.3 million for the provision of data, $1.0 million for the sale of commercial and development rights, $1.0 million of milestones and $0.5 million for development services for the three months ended June 30, 2020.

Revenue increased $40.0 million for the six months ended June 30, 2021 compared to the same period in 2020. This was primarily due to a $41.7 million increase in testing revenue from a 96% volume increase in our Afirma, Percepta, Envisia and Decipher genomic tests, as well as a $0.6 million increase in sales of Prosigna. Genomic tests reported for the six months ended June 30, 2021 also includes the Decipher Prostate Biopsy and Decipher Prostate RP genomic tests following our acquisition of Decipher Biosciences on March 12, 2021, which contributed $22.3 million of revenue during the six months ended June 30,

2021. Biopharmaceutical revenue consisted of $1.4 million for development services, $0.4 million for the delivery of data and $0.4 million for the achievement of milestones for the six months ended June 30, 2021 whereas biopharmaceutical revenue consisted of $1.3 million for the provision of data, $1.0 million for the sale of commercial and development rights, $1.0 million of milestones and $1.2 million for development services for the six months ended June 30, 2020.

Cost of revenue

Comparison of the three and six months ended June 30, 2021 and 2020 is as follows (in thousands of dollars, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change	%	2021	2020	Change	%
Cost of testing revenue:
Laboratory costs	$8,960	$2,880	$6,080	211%	$14,712	$9,100	$5,612	62%
Sample collection costs	1,445	694	751	108%	2,653	1,914	739	39%
Compensation expense	2,935	1,641	1,294	79%	5,270	3,457	1,813	52%
License fees and royalties	189	14	175	1,250%	253	27	226	837%
Depreciation and amortization	267	266	1	—%	538	519	19	4%
Other expenses	622	363	259	71%	1,060	797	263	33%
Allocations	1,171	613	558	91%	1,935	1,225	710	58%
Total	$15,589	$6,471	$9,118	141%	$26,421	$17,039	$9,382	55%
Cost of product revenue:
Product costs	$1,062	$811	$251	31%	$2,257	$2,030	$227	11%
License fees and royalties	242	121	121	100%	518	461	57	12%
Depreciation and amortization	19	—	19	NM	38	—	38	NM
Total	$1,323	$932	$391	42%	$2,813	$2,491	$322	13%
Cost of biopharmaceutical revenue:
Compensation expense	$54	$36	$18	50%	$92	$76	$16	21%
Other expenses	506	216	290	134%	549	292	257	88%
Total	$560	$252	$308	122%	$641	$368	$273	74%

Cost of testing revenue increased $9.1 million for the three months ended June 30, 2021 compared to the same period in 2020. The increase in laboratory costs was primarily related to a 253% increase in the volume of genomic classifiers reported. The increase in compensation expense related to an average laboratory headcount increase of 50%. Following the acquisition of Decipher Biosciences in March 2021, its operations also contributed to the increase in the cost of testing revenue.

Cost of testing revenue increased $9.4 million for the six months ended June 30, 2021 compared to the same period in 2020. The increase in the cost of testing results primarily from an increase in laboratory costs primarily related to a 96% increase in the volume of genomic classifiers reported and an increase in compensation expense related to an average laboratory headcount increase of 32%. Following the acquisition of Decipher Biosciences in March 2021, its operations also contributed to the increase in the cost of testing revenue. Laboratory costs for the six months ended June 30, 2020 include a $1.1 million write-down of supplies for the potential expiration of reagents due to an anticipated decline in volumes resulting from the COVID-19 pandemic.

Cost of product revenue is related to sales of Prosigna, which commenced in December 2019. Cost of product revenue increased $0.4 million for the three months ended June 30, 2021 compared to the same period in 2020, primarily due to a 50% increase in product tests sold.

Cost of product revenue increased $0.3 million for the six months ended June 30, 2021 compared to the same period in 2020 primarily due to a 7% increase in product tests sold.

Cost of biopharmaceutical revenue includes labor costs incurred by our employees working on biopharmaceutical customer projects and pass-through expenses incurred on these projects.

Research and development

Comparison of the three and six months ended June 30, 2021 and 2020 is as follows (in thousands of dollars, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change	%	2021	2020	Change	%
Research and development expense:
Compensation expense	$4,554	$2,687	$1,867	69%	$8,442	$5,557	$2,885	52%
Direct research and development expense	828	932	(104)	(11)%	1,459	1,873	(414)	(22)%
Professional fees	187	158	29	18%	503	283	220	78%
Depreciation and amortization	67	59	8	14%	120	136	(16)	(12)%
Other expenses	67	22	45	205%	99	101	(2)	(2)%
Allocations	546	311	235	76%	962	626	336	54%
Total	$6,249	$4,169	$2,080	50%	$11,585	$8,576	$3,009	35%

Research and development expense increased $2.1 million, or 50%, for the three months ended June 30, 2021 compared to the same period in 2020. The increase in compensation expense was primarily due to a 70% increase in average headcount. including the addition of Decipher employees, and higher stock-based compensation expense from the increase in our stock price.

Research and development expense increased $3.0 million, or 35%, for the six months ended June 30, 2021 compared to the same period in 2020. The increase in compensation expense was primarily due to a 42% increase in average headcount, including the addition of Decipher employees, and higher stock-based compensation expense from the increase in our stock price.

Selling and marketing

Comparison of the three and six months ended June 30, 2021 and 2020 is as follows (in thousands of dollars, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change	%	2021	2020	Change	%
Selling and marketing expense:
Compensation expense	$13,459	$8,335	$5,124	61%	$25,615	$20,850	$4,765	23%
Direct marketing expense	2,689	553	2,136	386%	4,054	1,705	2,349	138%
Professional fees	671	362	309	85%	1,383	687	696	101%
Other expenses	1,802	451	1,351	300%	2,938	3,048	(110)	(4)%
Allocations	1,041	1,000	41	4%	1,968	1,995	(27)	(1)%
Total	$19,662	$10,701	$8,961	84%	$35,958	$28,285	$7,673	27%

Selling and marketing expense increased $9.0 million, or 84%, for the three months ended June 30, 2021 compared to the same period in 2020. The increase in compensation expense was primarily due to the temporary furlough, beginning in April 2020, of over 60 employees, mostly in sales, as a result of the COVID-19 pandemic and by the addition of Decipher employees in March 2021. The increase in other expenses and direct marketing expenses were primarily due to increased travel and entertainment expenses as COVID-19 travel restrictions have eased.

Selling and marketing expense increased $7.7 million, or 27%, for the six months ended June 30, 2021 compared to the same period in 2020. The increase in compensation expense was primarily due to the temporary furlough of employees beginning in April 2020 and by the addition of Decipher employees in March 2021. The increase in direct marketing expenses were primarily due to increased travel and entertainment expenses as COVID-19 travel restrictions have eased.

General and administrative

Comparison of the three and six months ended June 30, 2021 and 2020 is as follows (in thousands of dollars, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change	%	2021	2020	Change	%
General and administrative expense:
Compensation expense	$8,383	$5,104	$3,279	64%	$40,736	$10,092	$30,644	304%
Professional fees	6,469	2,485	3,984	160%	19,711	5,436	14,275	263%
Occupancy expenses	1,374	655	719	110%	2,119	1,321	798	60%
Depreciation and amortization	424	360	64	18%	830	727	103	14%
Other expenses	1,581	1,277	304	24%	3,224	2,040	1,184	58%
Allocations	(2,758)	(1,924)	(834)	43%	(4,865)	(3,846)	(1,019)	26%
Total	$15,473	$7,957	$7,516	94%	$61,755	$15,770	$45,985	292%

General and administrative expense increased $7.5 million for the three months ended June 30, 2021 compared to the same period in 2020. Following the acquisition of Decipher Biosciences in March 2021, its operations also contributed to the increase in general and administrative expenses. The increase in compensation expense was primarily due to a 53% increase in average headcount, including the addition of Decipher employees in March 2021, and higher stock-based compensation expense from the increase in our stock price. The increase in professional fees was primarily due to costs related to the pending acquisition of HalioDx. The increase in other expenses was primarily due to increased IT costs partially offset by a decrease in the revaluation of the contingent consideration for the NanoString transaction.

General and administrative expense increased $46.0 million for the six months ended June 30, 2021 compared to the same period in 2020. General and administrative expense for the six months ended June 30, 2021 includes costs related to the acquisition of Decipher Biosciences on March 12, 2021 including $25.1 million of stock-based compensation and $10.6 million of professional fees and other costs associated with the transaction. Following the acquisition, Decipher Biosciences operations also contributed to the increase in general and administrative expenses. The increase in compensation expense was also due to a 36% increase in average headcount, including the addition of Decipher employees in March 2021, and higher stock-based compensation expense from the increase in our stock price. Professional fees for the six months ended June 30, 2021, includes $3.8 million of costs related to the pending acquisition of HalioDx. The increase in other expenses was primarily due to increased IT costs and the revaluation of the contingent consideration for the NanoString transaction.

Interest expense

Interest expense decreased $2,000 and $4,000 for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, mainly due to the prepayment of $0.1 million of the principal amount of our Term Loan Advance in August 2020. Interest expense for the three and six months ended June 30, 2021 is primarily the amortization of the final payment on the Term Loan Advance in the amount of $1.2 million.

Other (loss) income, net

Other (loss) income, net, decreased $1.7 million for the three months ended June 30, 2021 compared to the same period in 2020, primarily due to unrealized foreign currency losses and lower dividend and interest income from our investments and cash and cash equivalents.

Other (loss) income, net, decreased $2.5 million for the six months ended June 30, 2021 compared to the same period in 2020, primarily due to unrealized foreign currency losses and lower dividend and interest income from our investments and cash and cash equivalents.

Income tax benefit

We recorded an income tax benefit of $3.9 million for the six months ended June 30, 2021 primarily due to net deferred tax liabilities recorded in connection with the acquisition of Decipher Biosciences which provided a future source of income to support the realization of our deferred tax assets and resulted in a partial release of the valuation allowance.

Liquidity and Capital Resources

From inception through June 30, 2021, we have been financed primarily through net proceeds from the sale of our equity securities. We have incurred net losses since our inception. For the six months ended June 30, 2021, we had a net loss of $50.9 million, and as of June 30, 2021, we had an accumulated deficit of $332.5 million. We expect to incur additional losses for the remainder of 2021 and potentially in future years.

On July 13, 2021, the Company entered into an agreement to acquire HalioDx for approximately €260 million in total consideration, consisting of approximately €147 million in cash and up to approximately €113 million in stock, subject to customary purchase price adjustments. The acquisition is expected to close in the third quarter of 2021.

We believe our existing cash and cash equivalents of $327.5 million as of June 30, 2021, our available revolving line of credit, and our revenue during the next 12 months will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the filing date of this report. We expect that our near- and longer-term liquidity requirements will continue to consist of costs to run our laboratories, research and development expenses, selling and marketing expenses, general and administrative expenses, working capital, costs to service our Loan and Security Agreement (See Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information about our Loan and Security Agreement), capital expenditures and general corporate expenses associated with the growth of our business. However, we may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to generate revenue to finance our cash requirements, including due to the impacts of the COVID-19 pandemic, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. If we raise funds by issuing equity securities, dilution to stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, restrictions on our cash pursuant to the terms of our Loan and Security Agreement and other operating restrictions that could adversely affect our ability to conduct our business. Our Loan and Security Agreement imposes restrictions on our operations, increases our fixed payment obligations and has restrictive covenants. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third-party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives, or forgo potential acquisitions or investments. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to us.

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

We may prepay the outstanding principal amount under the Term Loan plus accrued and unpaid interest and, if the Term Loan is repaid in full, a prepayment premium of $250,000. In addition, a final payment on the Term Loan in the amount of $1.2 million is due upon the earlier of the maturity date of the Term Loan or its payment in full. In January 2019, May 2019 and August 2020, we prepaid $12.5 million, $12.4 million and $0.1 million of the principal amount of the Term Loan Advance, respectively, and did not incur any prepayment premium as we did not repay the Term Loan Advance in full. As of June 30, 2021, the principal balance outstanding was one dollar.

The Loan and Security Agreement contains customary representations, warranties, and events of default, as well as affirmative and negative covenants. As of June 30, 2021, we were in compliance with debt covenants.

Our obligations under the Loan and Security Agreement are secured by substantially all of our assets (excluding intellectual property), subject to certain customary exceptions.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020 (in thousands of dollars):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(38,674)	$(13,724)
Net cash used in investing activities	(574,134)	(1,314)
Net cash provided by financing activities	592,932	3,171

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2021 was $38.7 million. The net loss of $50.9 million includes non-cash charges of $7.9 million of stock-based compensation expense, $7.1 million of depreciation and amortization, which includes $5.5 million of intangible asset amortization, noncash lease expense of $0.9 million, a $0.2 million expense for the revaluation of the contingent consideration related to the NanoString transaction and $3.9 million of deferred income taxes. Cash used as a result of changes in operating assets and liabilities was $1.9 million primarily comprised of an increase in accounts receivable of $6.7 million, an increase in prepaid expense and other current assets of $1.3 million and a decrease in operating lease liability of $1.0 million partially offset by an increase in accounts payable of $2.8 million and an increase in accrued liabilities and deferred revenue of $4.8 million.

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

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2021 was $574.1 million consisting of $574.4 million for the acquisition of Decipher Biosciences and $2.7 million for the acquisition of property and equipment partially offset by $3.0 million of proceeds from the sale of an equity investment.

Cash used in investing activities for the six months ended June 30, 2020 was $1.3 million for the acquisition of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2021 was $592.9 million, consisting of $593.8 million in net proceeds from the issuance of common stock in a public offering in February 2021, $6.6 million in proceeds from the exercise of options to purchase our common stock and purchase of stock under our Employee Stock Purchase Plan, or ESPP, partially offset by $7.5 million in tax payments during the period related to the vesting of restricted stock units granted to employees.

Cash provided by financing activities for the six months ended June 30, 2020 was $3.2 million, consisting of $5.8 million in proceeds from the exercise of options to purchase our common stock and purchase of stock under our ESPP partially offset by $2.7 million in tax payments during the period related to the vesting of restricted stock units granted to employees.

Contractual Obligations

As of June 30, 2021, our future principal and end-of-term debt obligation payments due under the Loan and Security Agreement were limited to $1.2 million in 2022. Following the acquisition Decipher Biosciences in March 2021, our payments due under our lease obligations are $1.8 million for the remainder of 2021, $7.6 million for the years 2022 to 2023, $8.1 million for the years 2024 to 2025, and $1.7 million for the year 2026 and beyond.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $327.5 million as of June 30, 2021 which include bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited interim condensed financial statements.

Foreign Currency Risk

Included in our cash and cash equivalents as of June 30, 2021 were $81.2 million of bank deposits denominated in Euros. Such Euro denominated deposits carry a degree of risk from changes in currency exchange rates as the gains or losses from changes in exchange rates are included in our net loss and comprehensive loss. In addition, in connection with our proposed acquisition of HalioDx, our exposure to foreign currency risk will increase in connection with the consummation of the Acquisition. As of June 30, 2021 a hypothetical 10% appreciation or depreciation of the U.S. dollar relative to the Euro would have increased or decreased our net loss by $8.1 million for six months ended June 30, 2021.

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

(b)Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout our Company. In March 2021, we acquired 100% of the equity interests of Decipher Biosciences and we are in the process of incorporating Decipher Biosciences into our evaluation of internal control over financial reporting. Other than the acquisition of Decipher Biosciences there were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Our financial results currently depend mainly on sales of our Afirma and Decipher Urology tests, and we will need to generate sufficient revenue from these and other diagnostic solutions to grow our business.
•If we are unable to grow sales of our portfolio of tests including Percepta, Envisia, the Decipher Bladder Test and Prosigna, our business may suffer.
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
•If we fail to comply with federal, state and foreign licensing requirements, we could lose the ability to perform our tests or experience disruptions to our business.
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
•We have experienced significant changes in our senior management team, the loss of one or more of our executive officers, or any inability to attract and retain highly-skilled employees and other key personnel could adversely affect our business.
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
•International expansion of our business exposes us to business, personnel, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.
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
•Our pending acquisition of HalioDx presents risks and we will need to successfully integrate the HalioDx business to realize the financial and commercial goals that we currently anticipate.
•Our stock price may be volatile, and you may not be able to sell shares of our common stock at or above the price you paid.

Risks Related to Our Business

We have a history of losses, and we expect to incur net losses for the foreseeable future and may never achieve or sustain profitability.

We have incurred net losses since our inception. For the six months ended June 30, 2021, we had a net loss of $51 million and as of June 30, 2021, we had an accumulated deficit of $333 million. We expect to incur additional losses in the future, and we may never achieve revenue sufficient to offset our expenses. We expect to continue to devote substantially all of our resources to increase adoption of and reimbursement for our Afirma, Percepta, Decipher and Envisia classifiers and Prosigna test, and the development of additional tests. We may never achieve or sustain profitability, and our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

The outbreak of COVID-19 has had an adverse effect on our business, results of operations and financial condition.

COVID-19 has caused significant volatility in financial markets and has raised the prospect of an extended global recession. Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions and quarantines, have contributed to a general slowdown in the global economy, adversely impacted patients, physicians, customers, suppliers, third-party contract manufacturers, and collaboration partners, and disrupted our operations. Changes in our operations in response to COVID-19 or employee illnesses resulting from the pandemic may result in inefficiencies or delays, including in sales and product development efforts and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession planning, employees working remotely or teleconferencing technologies. As of June 30, 2021, the FDA has issued Emergency Use Authorizations, or EUAs, for three vaccines. Although vaccines are increasingly available in the United States and Europe, there can be no guarantee that the vaccines will be effective against new strains of the virus or that the vaccines will be broadly accepted. Also there can be no guarantee that federal, state and local agencies will not continue to take other cautionary steps to combat the virus and to reduce the incidence of new cases, which could negatively impact our volumes and revenue and limit our ability to reliably forecast our test volumes and levels of revenue.

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

•We and our customers, suppliers, third-party contract manufacturers, and collaboration partners may be prevented from operating worksites, including manufacturing facilities, due to employee illness, reluctance to appear at work or “stay-at-home” regulations.

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

Our financial results currently depend mainly on sales of our Afirma and Decipher Urology tests, and we will need to generate sufficient revenue from these and other diagnostic solutions to grow our business.

Most of our revenue to date has been derived from the sale of our Afirma tests, which are used in the diagnosis of thyroid cancer. As a result of the Decipher Biosciences acquisition, urological tests were the second largest source of second quarter revenue and we expect such tests to continue to be a significant source of revenue. Over the next few years, we expect to continue to derive a substantial portion of our revenue from sales of our Afirma and Decipher tests. In the third quarter of 2017, we began recognizing revenue from the sale of our Percepta test, used in the diagnosis of lung cancer. We also launched our Envisia test to help improve the diagnosis of interstitial lung disease, specifically IPF, and began recognizing revenue from Envisia in the second quarter of 2019. In December 2019, we acquired the rights to the Prosigna test from NanoString Technologies, Inc. and commenced marketing and selling Prosigna test kits to U.S. and international customers. In March 2021, the Company acquired Decipher Biosciences and commenced marketing and selling Decipher Prostate cancer product. Once genomic tests are clinically validated and commercially available for patient testing, we must continue to develop and publish evidence that our tests are informing clinical decisions in order for them to receive positive coverage decisions by payers. Without coverage policies, our tests may not be reimbursed and we will not be able to recognize revenue. We cannot guarantee that tests we commercialize will gain and maintain positive coverage decisions and therefore, we may never realize revenue from tests we commercialize. In addition, we are in various stages of research and development for other diagnostic solutions that we may offer, but there can be no assurance that we will be able to identify other diseases that can be effectively addressed or, if we are able to identify such diseases, whether or when we will be able to successfully commercialize solutions for these diseases and obtain the evidence and coverage decisions from payers. If we are unable to increase sales and expand reimbursement for our Afirma, Percepta, Envisia, Decipher, and Prosigna tests, or develop and commercialize other solutions, our revenue and our ability to achieve and sustain profitability would be impaired, and the market price of our common stock could decline.

If we are unable to grow sales of our portfolio of tests including Percepta, Envisia, the Decipher Bladder Test and Prosigna, our business may suffer.

We have focused on developing a robust pulmonology business, led by our Percepta and Envisia products. In addition, in 2020, we acquired the Prosigna breast cancer test and, in 2021, we acquired the Decipher Bladder test. Although these products have not contributed the majority of our revenue to date, we expect them to grow and become an increasingly important component of our strategic focus as well as our results of operations. We plan to introduce a nasal swab test for early lung cancer detection which, together with our Percepta Genomic Atlas and the Percepta GSC, we expect to form a comprehensive lung cancer portfolio that we believe may improve lung cancer diagnosis and treatment decisions. However, due to the COVID-19 pandemic, pulmonologists have been focused on treatment planning and care for COVID-19 patients and we believe fewer bronchoscopy procedures have been performed where Percepta and Envisia brushings and biopsies have been taken and sent to us for genomic testing. There can be no assurance that physicians will perform bronchoscopy procedures or send brushings or biopsies to us in sufficient volumes for our revenue to recover to pre-pandemic levels or to meet our projections. Additionally, we anticipate expanding the reach of our lung, urology, bladder and breast cancer tests to international markets through the distribution of the nCounter Analysis System; if our distribution of this platform is unsuccessful, or if our products are not widely adopted internationally, our business and results of operations may be adversely affected.

We depend on a few payers for a significant portion of our revenue and if one or more significant payers stops providing reimbursement or decreases the amount of reimbursement for our tests, our revenue could decline.

Revenue for tests performed on patients covered by Medicare and UnitedHealthcare Group was 31% and 10%, respectively, of our revenue for the six months ended June 30, 2021, compared with 23% and 10%, respectively, for the six months ended June 30, 2020. The percentage of our revenue derived from significant payers is expected to fluctuate from period to period as our revenue fluctuates, as additional payers provide reimbursement for our tests or if one or more payers were to stop reimbursing for our tests or change their reimbursed amounts. Effective January 2012, Palmetto GBA, the regional Medicare Administrative Contractor, or MAC, that handled claims processing for Medicare services over our jurisdiction at that time, issued coverage and payment determinations for our Afirma Classifiers now covered by Noridian Healthcare Solutions, the current MAC for our jurisdiction, through the Molecular Diagnostics Services Program, or MolDX program, administered by Palmetto GBA, under an LCD.

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

Decipher Prostate Biopsy and Decipher Prostate RP are currently reimbursed by Medicare pursuant to LCDs issued by Palmetto GBA and adopted by Noridian Healthcare Solutions, each acting as a MAC, as well as by a number of commercial payers. However, there are many commercial payers who currently do not provide reimbursement for our prostate genomic tests, or provide only limited reimbursement, and we have contracts for reimbursement with only a limited number of commercial payers for our prostate tests. Our Decipher Prostate tests were assigned a new CPT code, 81542, for 2020. CPT code changes can result in a risk of an error being made in the claim adjudication process. Such errors can occur with claims submission, third-party transmission or in the processing of the claim by the payer. Claim adjudication errors may result in a delay in payment processing or a reduction in the amount of the payment we receive.

Effective July 18, 2021, Decipher Bladder will be reimbursed by Medicare pursuant to LCDs issued by three MACs. Further, a fourth MAC, Noridian Healthcare Solutions, finalized its draft policy which was effective as of July 25, 2021. We have not yet contracted with any commercial payers for reimbursement of Decipher Bladder. Our Decipher Bladder test was assigned a new CPT code, 0016M, for 2020.

On a five-year rotational basis, Medicare requests bids for its regional MAC services. Any future changes in the MAC processing or coding for Medicare claims for the Afirma, Percepta, Decipher or Envisia tests, or for Prosigna, could result in a change in the coverage or reimbursement rates for such products, or the loss of coverage, and could also result in increased difficulties in obtaining and maintaining coverage for future products.

On March 1, 2015, an American Medical Association Current Procedural Terminology code, or CPT code, 81545 for the Afirma GEC was issued. On January 1, 2018, the Medicare Clinical Laboratory Fee Schedule payment rate for the Afirma classifier increased from $3,220 to $3,600. This rate is based on the volume-weighted median of private payer rates based on final payments made between January 1 and June 30, 2016, which we reported to the Centers for Medicare & Medicaid Services, or CMS, in 2017 as required under the Protecting Access to Medicare Act of 2014, or PAMA. In December 2019, through the Further Consolidated Appropriations Act of 2020, Congress delayed the next data reporting period from 2020 to 2021 for final payments made between January 1 and June 30, 2019, extending the applicability of the payment rates based on 2017 reporting by one year through December 31, 2021. In March 2020, through the Coronavirus Aid, Relief, and Economic Security, or CARES Act, Congress further delayed the next reporting period to 2022 for final payments made between January 1 and June 30, 2019, extending the applicability of the payment rates based on 2017 reporting through December 31, 2022. If going forward the rate is negatively updated, it may materially impact our average selling price of the test and therefore revenue.

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

There can be no assurance that the Afirma or Prosigna rates (or the rates for Afirma Xpression Atlas or Afirma MTC) will not decrease during subsequent reporting cycles under PAMA.

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

We submit claims to Medicare for Envisia using CPT code 81554, which became effective January 1, 2021. We applied for New ADLT designation for Envisia, and the test was approved as a New ADLT on September 17, 2020. Effective October 1, 2020 through June 30, 2021, the Medicare payment rate for Envisia was set at $5,500, the “actual list charge” for the test. Veracyte reported private payer rates for Envisia in March 2021, reflecting final payments between October 1, 2020 and February 28, 2021. The volume-weighted median of these reported rates, which was $5,500, will set the payment rate for Envisia from July 1, 2021 through December 31, 2022, after which Envisia will be priced based on private payer rates collected and reported annually. There can be no assurance that the Medicare payment rate for Envisia will not be reduced when it is set based on the volume-weighted median of private payer rates when we are required to report private payer rates for Envisia under PAMA in subsequent reporting cycles.

We submit claims to Medicare for Decipher Prostate Biopsy and Decipher Prostate RP using CPT code 81542. CMS assigned 81542 to the gapfilling process in 2020, and it has been priced effective January 1, 2021 at $3,873, based on CMS’ revision of the median of payment rates set by the MACs through the gapfilling process. There can be no assurance that the

Medicare payment rates for Decipher Prostate Biopsy and Decipher Prostate RP will not decrease during a future reporting cycle under PAMA.

We will submit claims to Medicare for Decipher Bladder using CPT code 0016M. CMS assigned 0016M to the gapfilling process in 2021. There is no assurance that the gapfilling process will not result in a lower than expected payment rate for 0016M, or that the Medicare payment rate for Decipher Bladder will not decrease during a future reporting cycle under PAMA.

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

We expect to continue to focus substantial resources on increasing adoption, coverage and reimbursement for the Afirma, Percepta, Envisia and Decipher tests, Prosigna and any other future tests we may develop. We believe it will take several years to achieve coverage and contracted reimbursement with a majority of third-party payers. We cannot predict whether, under what circumstances, or at what payment levels payers will reimburse for our tests. Also, payer consolidation is underway and creates uncertainty as to whether coverage and contracts with existing payers will remain in effect. Finally, if there is a decrease in the Medicare payment rates for our tests, the payment rates for some of our commercial payers may also decrease if they tie their allowable rates to the Medicare rates. Reductions in private payer amounts could decrease the Medicare payment rates for our tests under PAMA. Our failure to establish broad adoption of and reimbursement for our tests, or our inability to maintain existing reimbursement from payers, will negatively impact our ability to generate revenue and achieve profitability, as well as our future prospects and our business.

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

As an element of our growth strategy, we may pursue opportunities to license assets or purchase companies or assets that we believe would complement our current business or help us expand into new markets. For example, in December 2019, we acquired the nCounter Analysis System and Prosigna test from NanoString, in March 2021, we acquired the Decipher Prostate Biopsy, Decipher Prostate RP and Decipher Bladder tests from Decipher Biosciences and on June 1, 2021, we announced the acquisition of HalioDx and we may pursue additional acquisitions of complementary businesses or assets as part of our business strategy. There can be no assurance that we will successfully integrate the assets acquired from such acquisitions into our existing business, in general, or that our exclusive worldwide license to the nCounter Analysis System for in vitro diagnostic use granted by NanoString will allow us to expand our international reach as anticipated. This and any future acquisitions made by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Integration of acquired companies or businesses we may acquire in the future also may require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, joint venture or investment.

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

We rely on sole suppliers for critical supply of reagents, equipment and other materials that we use to perform our tests and for the manufacture of the nCounter Analysis System for diagnostic use and Prosigna test kits sold to customers. We also purchase components used in our sample collection kits from sole-source suppliers. Some of these items are unique to these suppliers and vendors. In addition, we utilize a sole source to assemble and distribute our sample collection kits. We rely on

NanoString for the supply of the nCounter Analysis System for diagnostic use and Prosigna test kits. As part of the HalioDx Acquisition we intend to migrate manufacture of the test kits for the nCounter from NanoString to HalioDx. While we have developed alternate sourcing strategies for these materials and vendors, we cannot be certain whether these strategies will be effective or the alternative sources will be available when we need them. Moreover, the supply of key reagents and testing materials has been severely challenged by the COVID-19 pandemic. Over the course of the COVID-19 pandemic, we experienced supply chain disruptions in the supply of plastic materials used in the processing of samples, although this has not resulted in delays in our ability to timely return test results. If these suppliers can no longer provide us with the materials we need to perform the tests and for our sample collection kits, if the materials do not meet our quality specifications or are otherwise unusable, if we cannot obtain acceptable substitute materials, or if we elect to change suppliers, an interruption in test processing or system and test kit deliveries could occur, we may not be able to deliver patient reports and we may incur higher one-time switching costs. Any such interruption may significantly affect our future revenue, cause us to incur higher costs, and harm our customer relationships and reputation. In addition, in order to mitigate these risks, we maintain inventories of these supplies at higher levels than would be the case if multiple sources of supplies were available. If our test volume decreases or we switch suppliers, we may hold excess supplies with expiration dates that occur before use which would adversely affect our losses and cash flow position. As we introduce any new test, we may experience supply issues as we ramp test volume. Moreover, the COVID-19 pandemic has disrupted supply chains globally, and could adversely affect our ability to source essential reagents, equipment and other materials in a timely manner or at all.

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

Our Envisia classifier was approved by CMS as a New ADLT on September 17, 2020. The initial payment rate (for a period not to exceed nine months) under PAMA for a new ADLT (an ADLT for which payment has not been made under the CLFS prior to January 1, 2018) will be set at the “actual list charge” for the test as reported by the laboratory. Effective July 1, 2021, Envisia is priced based on private payer rates collected and reported annually. We can determine whether to seek ADLT status for our tests, but there can be no assurance that our tests will be designated ADLTs or that the payment rates for our tests, including Envisia, will not be adversely affected by such designation.

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

In December 2020, in its enactment of the CAA, Congress enacted the No Surprises Act. This law, which takes effect January 1, 2022, prohibits an out-of-network provider from billing a patient at an amount in excess of the in-network cost sharing for services furnished with respect to a visit at certain in-network health care facilities. The law establishes an independent dispute resolution process between the provider and the payer to determine the appropriate payment rate to the provider. As written, the No Surprises Act may apply to laboratory tests furnished by an independent laboratory with respect to a hospital visit. The law establishes a notice and consent exception that generally does not apply to laboratory tests, although it allows for the Secretary of the Department of Health and Human Services, or HHS, to apply the exception to certain advanced tests. Details on the applicability of the No Surprises Act, any applicability of the notice and consent exception to advanced tests, and the rules governing the independent dispute resolution process may be determined in rulemaking and subregulatory guidance from HHS, the Department of Labor, and the Department of the Treasury in 2021. The first set of regulations were issued as an Interim Final Rule on July 1, 2021, and additional regulations are expected in the Fall of 2021. The No Surprises

Act, and regulations and subregulatory guidance promulgated thereunder, could limit our ability to achieve payment in full for our testing services.

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

In March 2017, a draft bill on the regulation of LDTs, entitled "The Diagnostics Accuracy and Innovation Act", or DAIA, was released for discussion. In December 2018, the sponsors of DAIA released a new version of the legislation called the “Verifying Accurate, Leading-edge IVCT Development Act", or VALID Act. The VALID Act proposes a risk-based approach to regulate LDTs and creates a new in vitro clinical test category, which includes LDTs, and a new regulatory structure under the FDA. Similar versions of the VALID Act have since been introduced. The most recent version was released in June 2021. As proposed, the bill would create a precertification program for lower risk tests not otherwise required to go through premarket review. It would grandfather existing tests but would allow the FDA to subject otherwise grandfathered tests to premarket review under certain conditions. Similarly, the Verified Innovative Testing in American Laboratories (VITAL) Act was introduced in December 2020 and re-introduced in May 2021. In contrast with the VALID Act, the VITAL Act would prevent FDA from regulating LDTs and would instead assign regulatory authority over LDTs entirely to CMS. We cannot predict whether either of these or other draft bills governing LDTs will become legislation and cannot quantify the effect of such draft bills on our business.

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

If we are unable to obtain marketing authorizations to market Prosigna or our other assays on the nCounter Analysis System in additional countries or if regulatory limitations are placed on our diagnostic kit products, our business and growth will be harmed.

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

We have experienced significant changes in our senior management team, the loss of one or more of our executive officers, or any inability to attract and retain highly-skilled employees and other key personnel could adversely affect our business.

Our success depends in part on the skills, experience and performance of key members of our executive management team and others in key management positions. We have in the past and may in the future experience changes in our executive management, which may be disruptive to our business. For example, effective June 1, 2021, Marc Stapley assumed the role of Chief Executive Officer and Bonnie H. Anderson, our former Chairman and Chief Executive Officer, transitioned to the role of Executive Chair. In addition, effective July 19, 2021, Rebecca Chambers assumed the role of Chief Financial Officer, following the service of Jane Alley as Acting Chief Financial Officer since May 15, 2021. Executive transitions may impact our ability to implement our business strategy and could have a material adverse effect on our business. Although we believe our new executive management team will bring significant added strength and valuable experience to our company, the potential benefits of hiring new executives may not be immediately realized.

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

We use standard industry billing codes, known as CPT codes, to bill for cytopathology. Through December 31, 2020, we used the CPT code 81545 to bill for our Afirma classifier. Effective January 1, 2021, we will use the new CPT code 81546 to bill for our Afirma classifier, and code 81545 is being retired. Effective October 1, 2020, we are using the new CPT code 0204U to bill for Afirma Xpression Atlas, and the new CPT code 0208U to bill for Afirma MTC. Effective January 1, 2021, we are using the new CPT code 81554 to bill for our Envisia classifier. Effective January 1, 2020, we are using the new CPT code 81542 to bill for Decipher Prostate Biopsy and Decipher Prostate RP tests. Effective October 1, 2020, we are using the new CPT code 0016M to bill for our Decipher Bladder test. There is no CPT code for our Percepta classifier. Therefore, until such time that we are assigned and are able to use a designated CPT code specific to Percepta, we use “unlisted” codes for claim submissions, which can lead to delays in payers adjudicating our claims or denying payment altogether.

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

If our internal sales force is not successful or new additions to our sales team fail to gain traction among our customers, we may not be able to increase market awareness and sales of our molecular diagnostic tests. If we fail to establish our molecular diagnostic tests in the marketplace, it could have a negative effect on our ability to sell subsequent molecular diagnostic tests and hinder the desired expansion of our business. We have growing, however limited, historical experience forecasting the direct sales of our molecular diagnostics products. Our ability to produce test volumes that meet customer demand is dependent upon our ability to forecast accurately and plan production capacities accordingly.

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

•the No Surprises Act and its implementing regulations (effective January 1, 2022), which prohibit an out-of-network provider from billing a patient at an amount in excess of the in-network cost sharing for services furnished with respect to a visit at certain in-network health care facilities, as well as various state laws restricting balance billing of patients;

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

In addition, the interpretation and application of consumer, health-related and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. Certain health-related and data protection requirements have been modified during the Public Health Emergency, or PHE, under section 319 of the Public Health Service Act first declared January 31, 2020, which was most recently extended effective April 15, 2021. We cannot predict when the PHE declaration will be lifted. In addition, we are subject to various state laws, including the California Consumer Privacy Act, or CCPA, which was enacted in California in 2018 and components of which went into effect on January 1, 2020. The CCPA, among other things, requires covered companies to provide disclosures to California consumers concerning the collection and sale of personal information, and gives such consumers the right to opt-out of certain sales of personal information. Amendments to the CCPA have been made since its enactment, and it remains unclear what, if any, further amendments will be made to this legislation or how it will be interpreted. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and related notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. In addition, when we acquire businesses, we make judgments about how best to account for their revenue, assets and liabilities in our condensed consolidated financial statements. These judgments may be based on limited information, estimates and various assumptions, which we may revisit as we more fully integrate such businesses into our company. Critical accounting policies and estimates used in preparing our consolidated financial statements include those related to: revenue recognition; write-down of supplies; the useful lives of property and equipment; the recoverability of long-lived assets; the incremental borrowing rate for leases; the estimation of the fair value of intangible assets and contingent consideration; variable interest entity assessment; impairment of equity investment, at cost; stock options; income tax uncertainties, including a valuation allowance for deferred tax assets; reserve on accounts receivable and contingencies. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our common stock.

Risks Related to our Pending Acquisition of HalioDx

Our pending acquisition of HalioDx presents risks and we will need to successfully integrate the HalioDx business to realize the financial and commercial goals that we currently anticipate.

On July 13, 2021, we entered into a Securities Purchase and Contribution Agreement, or SPA, for the acquisition of HalioDx SAS, a French société par actions simplifiée, or HalioDx, for a purchase price of €260 million in total consideration to HalioDx securityholders, consisting of approximately €147 million in cash and up to approximately €113 million in shares of Veracyte common stock, subject to customary purchase price adjustments, or the Acquisition.

Although we believe that the Acquisition will result in numerous benefits to our business and facilitate our further international expansion, we may fail to realize such benefits for a variety of reasons, including the following:

•failure to successfully manage relationships with customers, distributors and suppliers;
•failure of customers to accept new products or to continue as customers of the combined company;
•loss of one or more of the key customers that HalioDx relies upon for a majority of its revenue;
•failure of development activities on behalf of a HalioDx customer where HalioDx bears development risk resulting in a refund of development fees;
•failure to transition manufacturing of the test kits for the nCounter, currently produced by NanoString, to HalioDx’s manufacturing facility in Marseille, France;
•failure to increase our manufacturing or service capacity and develop and maintain operation of our manufacturing or service capability;
•anticipated accretion to our gross margins as a result of transitioning manufacturing of test kits to HalioDx;

•potential incompatibility of technologies and systems;
•potential difficulties integrating and harmonizing financial reporting systems or costs of integrating exceeding estimates;
•the loss of key employees;
•disagreements with the employee French work council;
•failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company; and
•failure to combine product offerings and product lines quickly and effectively.

Due to legal restrictions, we and HalioDx have conducted, and until the completion of the Acquisition will conduct, only limited planning regarding the integration of the two companies following the Acquisition and will not determine the exact nature in which the two companies will be combined until after the Acquisition has been completed. Completion of the Acquisition is subject to satisfaction of a number of conditions, including the receipt of certain regulatory approvals for which the timing cannot be predicted. The actual integration may result in additional and unforeseen expenses or delays. If the combined company is not able to successfully integrate HalioDx’s business and operations, or if there are delays in combining the businesses, the anticipated benefits of the Acquisition may not be realized fully or at all or may take longer to realize than expected.

Doing business internationally at the scale of HalioDx creates operational risk for our business.

Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and consumes significant management resources. If we fail to coordinate and manage these activities effectively for any reason, including the risks noted below, our business, financial condition, or results of operations could be adversely affected.

The Acquisition increases the following risks and challenges associated with conducting business globally, where we expect a growing proportion of our business to be located:

•longer payment cycles and difficulties in collecting accounts receivable outside of the United States;
•longer sales cycles due to the volume of transactions taking place through public tenders;
•challenges in staffing and managing foreign operations;
•tariffs and other trade barriers;
•lack of consistency, and unexpected changes, in legislative or regulatory requirements of foreign countries into which we sell our products;
•increased risk of governmental and regulatory scrutiny and investigations;
•the burden of complying with a wide variety of foreign laws, regulations, and legal standards;
•import and export requirements, tariffs, taxes, and other trade barriers;
•possible enactment of laws regarding the management of and access to data and public networks and websites;
•potential negative impact of a global health crisis, such as the outbreak of a serious infectious disease, to our commercial or manufacturing operations, including the loss of productivity from our own workforce and consequences of any restrictions on the movement of people or materials;
•possible future limitations on foreign-owned businesses;
•significant taxes; and
•other factors beyond our control, including political, social and economic instability, and security concerns in general.

Additionally, we must comply with complex foreign and U.S. laws and regulations, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other local laws prohibiting corrupt payments to governmental officials, anti-competition regulations and sanctions imposed by the U.S. Office of Foreign Assets Control and other similar laws and regulations. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, restrictions on our business conduct and on our ability to offer our products in one or more countries, and could also materially affect our brand, our ability to attract and retain employees, our international operations, our business and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies, or that our policies will be adopted or enforceable in all jurisdictions.

As we continue to expand our business into multiple international markets, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Any of these risks could harm our international operations and negatively impact our sales, adversely affecting our business, results of operations, financial condition and growth prospects.

We are exposed to risks associated with transactions denominated in foreign currency, including the acquisition of HalioDx.

Changes in the value of the relevant currencies may affect the cost of certain items required in our operations and contractual agreements, including the pending acquisition of HalioDx. Changes in currency exchange rates may also affect the relative prices at which we are able to sell products in the same market. Our revenues from international customers may be negatively impacted as increases in the U.S. dollar relative to our international customers local currency could make our products more expensive, impacting our ability to compete. Our costs of materials from international suppliers may increase if, in order to continue doing business with us, they raise their prices as the value of the U.S. dollar decreases relative to their local currency. Foreign policies and actions regarding currency valuation could result in actions by the United States and other countries to offset the effects of such fluctuations. Recent global financial conditions have led to a high level of volatility in foreign currency exchange rates and that level of volatility may continue, which could adversely affect our business, financial condition, or results of operations.

The announcement and pendency of the Acquisition could cause disruptions in the businesses of Veracyte and HalioDx, which could have an adverse effect on their respective business and financial results, and consequently on the combined company.

We and HalioDx have operated and, until the completion of the Acquisition, will continue to operate independently. Uncertainty about the effect of the Acquisition on employees, customers, distributors and suppliers may have an adverse effect on us and HalioDx and consequently on the combined company. These uncertainties may impair our and HalioDx’s ability to retain and motivate key personnel and could cause customers, distributors, suppliers and others with whom each company deals to seek to change existing business relationships which may materially and adversely affect their respective businesses. Furthermore, this disruption could adversely affect the combined company’s ability to maintain relationships with customers, distributors, suppliers and employees after the Acquisition or to achieve the anticipated benefits of the Acquisition. Moreover, integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of us and HalioDx. Each of these events could adversely affect HalioDx in the near term and the combined company, if the Acquisition is completed.

Failure to complete the Acquisition could negatively impact our stock price and future business and financial results.

If the Acquisition is not completed, our ongoing business may be adversely affected and we will be subject to a number of risks, including the following:

•We may be required to pay HalioDx a termination fee of $1 million if the Acquisition is terminated as a result of that French foreign investment authorization is not obtained;
•We will be required to pay certain costs relating to the Acquisition, such as legal, accounting, financial advisor and printing fees whether or not the Acquisition is completed; and
•Matters relating to the Acquisition (including integration planning) may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us, in each case, without realizing any of the benefits of having completed the Acquisition. If the Acquisition is not completed, these risks may materialize and may adversely affect our business, financial results and stock price.

Because the market price of our common stock will fluctuate, the number of shares of common shares that will be issued in the Acquisition will not be known until the closing of the Acquisition; Resale of shares may cause fluctuations in market price of Veracyte stock.

The Acquisition purchase price includes up to approximately €113 million in shares of our common stock, subject to customary purchase price adjustments. The number of our shares to be issued will be based on a 10-day volume-weighted average trading price of our shares prior to the closing date of the Acquisition, or Closing Date, and the SPA requires us to register the resale of such share consideration, if any, within two business days of the Closing Date. The price of the our common stock to be issued in the Acquisition could be considerably higher or lower than they were at the time the Acquisition consideration was negotiated so the number of shares to be issued by us and the resulting dilution to existing shareholders is uncertain. Stock price changes may result from a variety of factors, including changes in the respective businesses operations and prospects of us and HalioDx, changes in general market and economic conditions, and regulatory considerations. Many of these factors are beyond the control of us or HalioDx.

Upon registration for resale of the acquisition shares, the recipients of the shares will be permitted to sell such shares without restriction. The sale of such shares may impact the market price of our common stock.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal controls on an annual basis. If we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. We will need to maintain and enhance the systems, processes and documentation necessary to comply with Section 404 of the Sarbanes-Oxley Act as we grow, and we will require additional management and staff resources to do so. Additionally, even if we conclude our internal controls are effective for a given period, we may in the future identify one or more material weaknesses in our internal controls, in which case our management will be unable to conclude that our internal control over financial reporting is effective. We are also required to include an attestation report from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting annually. Further, our recent and pending acquisitions of Decipher Biosciences and HalioDx, respectively, both of which were previously private companies and were not subject to audits of internal controls, require or will require us to incorporate additional controls to such businesses, which may be difficult, costly and time-consuming. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.

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

•announced or completed acquisitions of businesses or technologies by us or our competitors, including the effect of additional equity we or our competitors issue as consideration for such acquisitions;

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

ITEM 6.  EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Employment Agreement, dated as of May 28, 2021, between Bonnie Anderson and the Registrant					X
10.2	Employment Agreement, dated as of May 7, 2021, between Marc Stapley and the Registrant					X
10.3	Change in Control and Severance Agreement, effective June 1, 2021 between Marc Stapley and the Registrant					X
10.4	Memorandum of Understanding between the Shareholders of HalioDx and the Registrant					X
10.5	Securities Purchase and Contribution Agreement between the Shareholders of HalioDx and the Registrant					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)					X

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 29, 2021

VERACYTE, INC.

By:	/s/ Rebecca Chambers
Rebecca Chambers Chief Financial Officer