Form 10-Q
period 2021-09-30
VERACYTE, INC.
filed 2021-11-09
CIK 1384101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
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

As of November 3, 2021, there were 71,043,062 shares of common stock, par value $0.001 per share, outstanding.

VERACYTE, INC.

i

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements-(Unaudited)

VERACYTE, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$164,029	$349,364
Accounts receivable	40,309	18,461
Supplies	9,824	4,657
Prepaid expenses and other current assets	15,146	3,197
Total current assets	229,308	375,679
Property and equipment, net	14,868	8,990
Right-of-use assets, operating lease	16,001	7,843
Intangible assets, net	209,521	59,924
Goodwill	714,273	2,725
Restricted cash	749	603
Other assets	1,636	1,399
Total assets	$1,186,356	$457,163
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,201	$3,116
Accrued liabilities	29,044	11,705
Current portion of deferred revenue	3,440	371
Current portion of acquisition-related contingent consideration	2,646	—
Current portion of operating lease liability	3,465	1,589
Current portion of other liabilities	241	—
Total current liabilities	50,037	16,781
Long-term debt	1,075	810
Deferred revenue, net of current portion	552	829
Deferred tax liability	6,234	—
Acquisition-related contingent consideration, net of current portion	5,251	7,594
Operating lease liability, net of current portion	14,236	9,917
Other liabilities	1,891	—
Total liabilities	79,276	35,931
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 71,032,336 and 58,200,526 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	71	58
Additional paid-in capital	1,461,778	702,768
Accumulated deficit	(346,629)	(281,594)
Accumulated other comprehensive loss	(8,140)	—
Total stockholders’ equity	1,107,080	421,232
Total liabilities and stockholders’ equity	$1,186,356	$457,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
 Condensed Consolidated Statements of Operations
 (Unaudited)
 (In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Testing revenue	$50,897	$28,270	$134,768	$70,473
Product revenue	2,959	2,027	8,706	7,149
Biopharmaceutical and other revenue	6,514	824	8,704	5,325
Total revenue	60,370	31,121	152,178	82,947
Operating expenses:
Cost of testing revenue	16,073	9,118	42,494	26,157
Cost of product revenue	1,491	1,048	4,304	3,539
Cost of biopharmaceutical and other revenue	4,079	204	4,720	572
Research and development	8,006	4,042	19,591	12,618
Selling and marketing	21,670	10,955	57,628	39,240
General and administrative	20,749	8,546	82,504	24,316
Intangible asset amortization	4,983	1,274	10,507	3,822
Total operating expenses	77,051	35,187	221,748	110,264
Loss from operations	(16,681)	(4,066)	(69,570)	(27,317)
Other income (loss), net	1,202	(58)	(762)	452
Loss before income tax benefit	(15,479)	(4,124)	(70,332)	(26,865)
Income tax benefit	(1,350)	—	(5,297)	—
Net loss	$(14,129)	$(4,124)	$(65,035)	$(26,865)
Net loss per common share, basic and diluted	$(0.20)	$(0.08)	$(0.97)	$(0.52)
Shares used to compute net loss per common share, basic and diluted	69,743,733	54,858,052	66,820,654	51,632,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
 Condensed Consolidated Statements of Comprehensive Loss
 (Unaudited)
 (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(14,129)	$(4,124)	$(65,035)	$(26,865)
Other comprehensive loss:
Change in currency translation adjustments	(8,140)	—	(8,140)	—

Net comprehensive loss	$(22,269)	$(4,124)	$(73,175)	$(26,865)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2021	67,472	$67	$1,303,610	$(332,500)	$—	$971,177
Issuance of common stock for acquisition	3,347	3	147,086	—	—	147,089
Issuance of common stock on exercise of stock options and vesting of restricted stock units	181	1	2,843	—	—	2,844
Issuance of common stock under employee stock purchase plan (ESPP)	32	—	1,195	—	—	1,195
Tax portion of vested restricted stock units	—	—	(824)	—	—	(824)
Stock-based compensation expense (employee)	—	—	7,359	—	—	7,359
Stock-based compensation expense (non-employee)	—	—	15	—	—	15
Stock-based compensation expense (ESPP)	—	—	494	—	—	494
Net loss	—	—	—	(14,129)	—	(14,129)
Comprehensive loss	—	—	—	—	(8,140)	(8,140)
Balance at September 30, 2021	71,032	$71	$1,461,778	$(346,629)	$(8,140)	$1,107,080

Balance at December 31, 2020	58,201	$58	$702,768	$(281,594)	$—	$421,232
Sale of common stock in a public offering, net of offering costs of $38,677	8,547	9	593,812	—	—	593,821
Issuance of common stock for acquisition	3,347	3	147,086	—	—	$147,089
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	856	1	8,279	—	—	8,280
Issuance of common stock under employee stock purchase plan (ESPP)	81	—	2,353	—	—	2,353
Tax portion of vested restricted stock units	—	—	(8,307)	—	—	(8,307)
Stock-based compensation expense (employee)	—	—	14,687	—	—	14,687
Stock-based compensation expense (non-employee)	—	—	45	—	—	45
Stock-based compensation expense (ESPP)	—	—	1,055	—	—	1,055
Net loss	—	—	—	(65,035)	—	(65,035)
Comprehensive loss	—	—	—	—	(8,140)	(8,140)
Balance at September 30, 2021	71,032	$71	$1,461,778	$(346,629)	$(8,140)	$1,107,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Condensed Consolidated Statements of Stockholders' Equity (Continued)
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2020	50,446	$50	$495,523	$(269,426)	$226,147
Sale of common stock in a public offering, net of offering costs of $13,169	6,900	7	193,824	—	193,831
Issuance of common stock on exercise of stock options and vesting of restricted stock units	427	1	3,328	—	3,329
Issuance of common stock under ESPP	41	—	935	—	935
Tax portion of vested restricted stock units	—	—	(483)	—	(483)
Stock-based compensation expense (employee)	—	—	3,032	—	3,032
Stock-based compensation expense (non-employee)	—	—	15	—	15
Stock-based compensation expense (ESPP)	—	—	43	—	43
Net loss and comprehensive loss	—	—	—	(4,124)	(4,124)
Balance at September 30, 2020	57,814	$58	$696,217	$(273,550)	$422,725

Balance at December 31, 2019	49,625	$50	$486,090	$(246,685)	$239,455
Sale of common stock in a public offering, net of offering costs of $13,169	6,900	7	193,824	—	193,831
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,187	1	8,073	—	8,074
Issuance of common stock under ESPP	102	—	2,037	—	2,037
Tax portion of vested restricted stock units	—	—	(3,161)	—	(3,161)
Stock-based compensation expense (employee)	—	—	8,591	—	8,591
Stock-based compensation expense (non-employee)	—	—	35	—	35
Stock-based compensation expense (ESPP)	—	—	728	—	728
Net loss and comprehensive loss	—	—	—	(26,865)	(26,865)
Balance at September 30, 2020	57,814	$58	$696,217	$(273,550)	$422,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(65,035)	$(26,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,189	5,919
Stock-based compensation	15,787	9,354
Benefit from income taxes	(5,297)	—
Interest on end-of-term debt obligation	161	162
Write-down of excess supplies	—	1,088
Noncash lease expense	1,566	714
Revaluation of acquisition-related contingent consideration	303	332
Effect of foreign currency on operations	1,601	(17)
Changes in operating assets and liabilities:
Accounts receivable	(6,285)	1,742
Supplies	4	1,262
Prepaid expenses and other current assets	(1,905)	(923)
Other assets	353	134
Operating lease liability	(1,710)	(1,040)
Accounts payable	3,872	(534)
Accrued liabilities and deferred revenue	3,329	(3,300)
Net cash used in operating activities	(40,067)	(11,972)
Investing activities
Acquisition of Decipher Biosciences, net of cash acquired	(574,411)	—
Acquisition of HalioDx, net of cash acquired	(163,645)	—
Proceeds from sale of equity securities	3,000	—
Purchase of equity securities	—	(1,000)
Purchases of property and equipment	(4,535)	(1,949)
Net cash used in investing activities	(739,591)	(2,949)
Financing activities
Proceeds from the issuance of common stock in a public offering, net of issuance costs	593,821	193,831
Payment of long-term debt	—	(100)
Payment of taxes on vested restricted stock units	(8,307)	(3,161)
Proceeds from the exercise of common stock options and employee stock purchases	10,633	10,114
Net cash provided by financing activities	596,147	200,684
(Decrease) increase in cash, cash equivalents and restricted cash	(183,511)	185,763
Effect of foreign currency on cash, cash equivalents and restricted cash	(1,678)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(185,189)	185,763
Cash, cash equivalents and restricted cash at beginning of period	349,967	159,920
Cash, cash equivalents and restricted cash at end of period	$164,778	$345,683
Supplementary cash flow information:
Purchases of property and equipment included in accounts payable and accrued liability	$31	$355
Interest paid on debt	$9	$3
Issuance of common stock for acquisition of HalioDx	$147,089	$—
Cash, Cash Equivalents and Restricted Cash:

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$164,029	$349,364
Restricted cash	749	603
Total cash, cash equivalents and restricted cash	$164,778	$349,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Notes to Financial Statements
(unaudited)

1. Organization, Description of Business and Summary of Significant Accounting Policies

Veracyte, Inc., or Veracyte, or the Company, is a global diagnostics company that improves patient care by answering important clinical questions to inform diagnosis and treatment decisions throughout the patient journey in cancer and other diseases. The Company’s growing menu of tests leverage advances in genomic science and machine learning technology to change care for patients, enabling them to avoid unnecessary and potentially harmful procedures and interventions, and accelerate time to more appropriate treatment. In addition to making its tests available in the United States through its central laboratories, the Company believes its exclusive access to the nCounter Analysis System, a best-in-class diagnostics platform, positions the company to deliver its tests to patients worldwide through laboratories and hospitals that can perform them locally. In August 2021, Veracyte acquired HalioDx SAS, giving Veracyte the ability to manufacture its own in vitro diagnostic tests for use on the nCounter, while also deepening Veracyte’s scientific capabilities into immuno-oncology and expanding its presence into eight of the ten most common cancers by incidence in the United States that impact patients globally.

Veracyte was incorporated in the state of Delaware on August 15, 2006, as Calderome, Inc. Calderome operated as an incubator until early 2008. On March 4, 2008, the Company changed its name to Veracyte, Inc. The Company’s headquarters are in South San Francisco, California, and it also has operations in San Diego, California; Austin, Texas; Richmond, Virginia; Vancouver, Canada; and Marseille, France. It performs diagnostic testing in its Clinical Laboratory Improvement Amendments of 1988, or CLIA, certified laboratories in South San Francisco, San Diego, Austin, Richmond and Marseille.

Veracyte’s foundational approach for its tests, or classifiers, begins with determining what clinical questions need to be answered in order to inform what happens next for the patient. The Company deploys rigorous science and technology to develop and validate its tests and collects extensive clinical utility data to demonstrate the tests’ ability to influence care. This approach has enabled the Company to obtain Medicare reimbursement for its genomic classifiers in each of its clinical indications. The Company positions its tests to integrate seamlessly into the way physicians currently evaluate patients, to facilitate adoption.

Veracyte currently offers genomic tests, which it believes are changing patient care in lung cancer (Percepta); prostate and bladder urologic cancers (Decipher); thyroid cancer (Afirma); breast cancer (Prosigna); and interstitial lung diseases, or ILD, including idiopathic pulmonary fibrosis, or IPF (Envisia). The Company’s genomic classifiers in each of these indications are covered by Medicare. Additionally, through its acquisition of HalioDx, the Company also offers a clinically validated immuno-oncology test in colon cancer (Immunoscore).

The Company performs its genomic tests for thyroid cancer, lung cancer and IPF in its CLIA-certified laboratory in South San Francisco, California, and its genomic tests for prostate and bladder cancer in its College of American Pathologists, or CAP, accredited and CLIA-certified laboratory in San Diego, California. In 2019, the Company acquired from NanoString, Inc. the exclusive global diagnostics license to the nCounter Analysis System and the Prosigna Breast Cancer Prognostic Gene Signature Assay, which is commercially available, along with the LymphMark lymphoma subtyping assay, which is in development for use as a companion diagnostic with Acerta Pharma’s and AstraZeneca’s Calquence. Both tests are designed for use on the nCounter Analysis System. The Prosigna test kits and associated products are sold to laboratories and hospitals globally. Additionally, the Company’s Immunoscore Colon Cancer test is performed in Veracyte’s CLIA-certified laboratories in Marseille, France, and Richmond, Virginia.

Veracyte’s scientific approach and capabilities in genomics and immuno-oncology also provide multiple opportunities for partnerships with biopharmaceutical and diagnostic testing companies. In developing and commercializing its products, the Company has built or gained access to unique data and sample biorepositories, and proprietary technology and bioinformatics that it believes are important to the development of new targeted therapies, determining clinical trial eligibility and guiding treatment selection.

On August 2, 2021, Veracyte acquired HalioDx SAS, a French société par actions simplifiée, or HalioDx, an immuno-oncology diagnostics company providing oncologists and drug development organizations with diagnostic products and biopharmaceutical services to guide cancer care and contribute to precision medicine. Veracyte believes the acquisition provides three strategic benefits to the company: 1.) it provides Veracyte with the expertise to develop and manufacture IVD test kits for the nCounter diagnostics platform; 2.) it deepens the company’s scientific capabilities into immuno-oncology; and 3.) it expands Veracyte’s cancer diagnostic scope to eight of the top 10 cancers by U.S. incidence. Veracyte paid $321 million

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
in total consideration to HalioDx security holders, consisting of $170 million in cash, $147 million in stock and $4 million in incurred liabilities.

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of September 30, 2021 the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statements of stockholders' equity for the three and nine months ended September 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results, stockholders' equity and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2020 has been derived from audited financial statements. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full year or any other period. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company operates in one segment.

The accompanying interim period condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Use of Estimates

The preparation of unaudited interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Items subject to such estimates include: revenue recognition; write-down of supplies; the useful lives of property and equipment; the recoverability of long-lived assets; the incremental borrowing rate for leases; accounting for acquisitions; the estimation of the fair value of intangible assets and contingent consideration; stock options; income tax uncertainties, including a valuation allowance for deferred tax assets; an allowance for credit losses and contingencies. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and assumptions.

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

Concentrations of Credit Risk and Other Risks and Uncertainties

The worldwide spread of coronavirus, or COVID-19, has created significant uncertainty in the global economy. There have been no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have. As a result, the ultimate impact of COVID-19 and the extent to which COVID-19 impacts the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
predict. If the financial markets or the overall economy are impacted for an extended period, the Company’s liquidity, revenues, supplies, goodwill and intangibles may be adversely affected. The Company considers the effects, to the extent knowable, of the COVID-19 pandemic in developing our estimates.

The majority of the Company’s cash and cash equivalents are deposited with one major financial institution in the United States. Deposits in this institution may exceed the amount of insurance provided on such deposits. The Company has not realized any losses on its deposits of cash and cash equivalents other than exchange rate losses related to foreign currency denominated accounts.

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

Through September 30, 2021, most of the Company’s revenue has been derived from the sale of Afirma and Decipher testing. To date, Afirma and Decipher testing have been delivered primarily to physicians in the United States.

The Company is also subject to credit risk from its accounts receivable related to its sales. Credit risk for accounts receivable from testing revenue is incorporated in testing revenue accrual rates as the Company assesses historical collection rates and current developments to determine accrual rates and amounts the Company will ultimately collect. The Company generally does not perform evaluations of customers’ financial condition for testing revenue and generally does not require collateral. The Company assesses credit risk and the amount of accounts receivable the Company will ultimately collect for product, biopharmaceutical and collaboration revenue based on collection history, current developments and credit worthiness of the customer. The estimate of credit losses is not material at September 30, 2021.

The Company’s third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Medicare	31%	25%	31%	24%
UnitedHealthcare	9%	11%	10%	11%
	40%	36%	41%	35%

The Company’s third-party payers and other customers in excess of 10% of accounts receivable and their related accounts receivable balance as a percentage of total accounts receivable were as follows at the following dates:

	September 30, 2021	December 31, 2020
Medicare	11%	13%
UnitedHealthcare	9%	12%

Restricted Cash

The Company had deposits of $749,000 and $603,000 included in long-term assets as of September 30, 2021 and December 31, 2020, respectively, restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the Company's leases.

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
Revenue Recognition

Testing Revenue

The Company recognizes testing revenue in accordance with the provisions of ASC 606, Revenue from Contracts with Customers, or ASC 606. The Company bills for testing services at the time of test completion as defined by the delivery of test results. The Company recognizes revenue based on estimates of the amount that will ultimately be realized. In determining the amount to accrue for a delivered test, the Company considers factors such as payment history, payer coverage, whether there is a reimbursement contract between the payer and the Company, payment as a percentage of agreed upon rate (if applicable), amount paid per test and any current developments or changes that could impact reimbursement. These estimates require significant judgment by management. Actual results could differ from those estimates and assumptions.

During 2021, the Company changed its revenue estimates due to actual and anticipated cash collections for tests delivered in prior quarters and recognized additional revenue of $0.5 million and $0.9 million for the three and nine months ended September 30, 2021, respectively. These adjustments resulted in decreases in the Company's loss from operations of $0.5 million and $0.9 million for the three and nine months ended September 30, 2021, respectively. These adjustments resulted in a decrease in basic and diluted net loss per share of $0.01 for each of the three and nine months ended September 30, 2021.

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

Product Revenue

Product revenue from instruments and diagnostic kits is recognized generally upon shipment or when the instrument is ready for use by the end customer. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. Performance obligations are considered satisfied once the Company has transferred control of a product to the customer, meaning the customer has the ability to use and obtain the benefit of the product. The Company recognizes product revenue for satisfied performance obligations only when there are no uncertainties regarding payment terms or transfer of control. Shipping and handling costs incurred for product shipments are included in product revenue. Revenues are presented net of the taxes that are collected from customers and remitted to governmental authorities. There was no revenue from instrument sales for nine months ended September 30, 2021 or 2020.

Biopharmaceutical and Other Revenue

The Company enters into arrangements for research and development, commercialization, contract manufacturing and contract testing services. Such arrangements may require the Company to deliver various rights, manufactured diagnostic test kits, services and/or samples, including intellectual property rights/licenses, research and development services, and/or commercialization services. The underlying terms of these arrangements generally provide for consideration to the Company in the form of nonrefundable upfront license fees; payments on delivery of data, test results or manufactured products; costs of service plus margin; development and commercial performance milestone payments; royalty payments; and/or profit sharing. Net sales of data or other services to customers are recognized in accordance with ASC 606 and are classified under biopharmaceutical and other revenue. Milestone payments which fall under the scope of ASC Topic 808, Collaborative Arrangements, or ASC 808, are classified under collaboration revenue. Payments received that are not related to sales or services to a customer or collaboration revenue are recorded as offsets against research and development expense or cost of biopharmaceutical and other revenue in the Company's condensed consolidated statements of operations.

In arrangements involving more than one good or service, each required good or service is evaluated to determine whether it qualifies as a distinct performance obligation based on whether (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available and (ii) the good or service is separately identifiable from

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
other promises in the contract. The consideration under the arrangement is then allocated to each separate distinct performance obligation based on its respective relative stand-alone selling price. The estimated selling price of each deliverable reflects the Company's best estimate of what the selling price would be if the deliverable was regularly sold by the Company on a stand-alone basis or using an adjusted market assessment approach if selling price on a stand-alone basis is not available.

The consideration allocated to each distinct performance obligation is recognized as revenue when control is transferred which may be at a point in time or over time. Consideration associated with at-risk substantive performance milestones is recognized as revenue when it is probable that a significant reversal of the cumulative revenue recognized will not occur. Should there be royalties, the Company utilizes the sales and usage-based royalty exception in arrangements that resulted from the license of intellectual property, recognizing revenues generated from royalties or profit sharing as the underlying sales occur.

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

Milestone Payments: At the inception of each arrangement that includes milestone payments (variable consideration), the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within either party’s control, such as non-operational developmental and regulatory approvals, are generally not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of milestones that are within either party’s control, such as operational developmental milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. Revisions to the Company’s estimate of the transaction price may also result in negative revenues and earnings in the period of adjustment.

Accounts receivable from biopharmaceutical and other revenue was $9.2 million at September 30, 2021 and $0.4 million at December 31, 2020. There was $4.0 million and $1.0 million of deferred revenue related to these agreements at September 30, 2021 and December 31, 2020, respectively. Revenues included in biopharmaceutical and other revenue for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Development services	$3,849	$549	$5,242	$1,780
Provision of data	1,392	275	1,839	1,545
Milestones	—	—	350	1,000
Development rights	—	—	—	1,000
Contract manufacturing	1,221	—	1,221	—
Contract testing	52	—	52	—
Total	$6,514	$824	$8,704	$5,325

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

For the three and nine months ended September 30, 2021, the Company recognized $0.1 million and $0.4 million, respectively, of revenue under these contracts, which is included in biopharmaceutical and other revenue. For the three and nine months ended September 30, 2020, the Company recognized $0.3 million and $1.9 million, respectively, of revenue under these contracts. Accounts receivable from Johnson & Johnson related to these contracts was $0.1 million at September 30, 2021 and zero at December 31, 2020. There was $1.1 million and $1.0 million of deferred revenue related to these agreements at September 30, 2021 and December 31, 2020, respectively.

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

Cost of Product Revenue

Cost of product revenue consists primarily of costs of purchasing instruments and diagnostic kits from third-party contract manufacturers, installation, service and packaging and delivery costs. In addition, cost of product includes royalty costs for licensed technologies included in the Company’s products and labor expenses. Cost of product revenue for instruments and diagnostic kits is recognized in the period the related revenue is recognized. Shipping and handling costs incurred for product shipments are included in cost of product in the condensed consolidated statements of operations.

Cost of Biopharmaceutical and Other Revenue

Cost of biopharmaceutical and other revenue consists of costs of performing activities under arrangements that require the Company to perform research and development, commercialization, contract manufacturing and contract testing services on behalf of a customer.

French Research Tax Credits

The French research tax credits (“crédit d’impôt recherche” or “CIR”) is generated by the Company’s wholly owned subsidiary, HalioDx, in connection with its research efforts performed in Marseille, France. The Company recognizes other income from the CIR over time based on when the research and development expenses are incurred and includes the CIR in prepaids and other current assets on the condensed consolidated balance sheets.

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary HalioDx is the Euro. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using the exchange rates at the balance sheet date. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Revenues and expenses from the Company’s foreign subsidiaries are translated using the monthly average exchange rates in effect during the period in which the transactions occur. Foreign currency transaction gains and losses are recorded in other (loss) income, net, on the condensed consolidated statements of operations.

Pension Liability

The Company offers a defined benefit pension plan to certain non-U.S. employees of its HalioDx subsidiary. As of September 30, 2021, the total pension obligation is $1.1 million and is included in other liabilities on the condensed consolidated balance sheets.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. This ASU removes the following exceptions: (1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items; (2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; (3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendments in this ASU also improve consistency and simplify other areas of Topic 740 by clarifying and amending existing guidance. The revised guidance will be applied prospectively and became effective for the Company beginning January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on our condensed consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shares of common stock subject to outstanding options	3,668,179	4,492,414	3,817,351	4,691,424
Employee stock purchase plan	14,445	15,673	16,686	20,151
Restricted stock units	1,246,888	891,087	1,011,466	929,968
Total common stock equivalents	4,929,512	5,399,174	4,845,503	5,641,543

3. Balance Sheet Components

Goodwill

The changes in the carrying amounts of goodwill were as follows (in thousands of dollars):

Amounts
Balance as of December 31, 2020	$2,725
Goodwill acquired - Decipher Biosciences	468,253
Goodwill acquired - HalioDx	249,612
Effect of foreign currency translation on Goodwill acquired - HalioDx	(6,317)
Balance as of September 30, 2021	$714,273

Intangible Assets, Net

Intangible assets include finite-lived product technology, customer relationships, licenses and trade names and indefinite-lived in-process research and development. Intangible assets consisted of the following (in thousands of dollars):

	September 30, 2021			December 31, 2020			Weighted Average Amortization Period (Years)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Percepta product technology	$16,000	$(6,933)	$9,067	$16,000	$(6,133)	$9,867	15
Prosigna product technology	4,120	(504)	3,616	4,120	(298)	3,822	15
Prosigna customer relationships	2,430	(891)	1,539	2,430	(526)	1,904	5
nCounter Dx license	46,880	(5,730)	41,150	46,880	(3,386)	43,494	15
LymphMark product technology	990	(259)	731	990	(153)	837	7
Decipher product technology	90,000	(4,984)	85,016	—	—	—	10
Decipher trade names	4,000	(443)	3,557	—	—	—	5
HalioDx developed technology	46,720	(772)	45,948	—	—	—	10
HalioDx customer relationships	4,985	(318)	4,667	—	—	—	6
HalioDx customer backlog	7,072	(142)	6,930	—	—	—	4
Total finite-lived intangibles	223,197	(20,976)	202,221	70,420	(10,496)	59,924	10.9
In-process research and development	7,300	—	7,300	—	—	—
Total intangible assets	$230,497	$(20,976)	$209,521	$70,420	$(10,496)	$59,924

Amortization of the finite-lived intangible assets is recognized on a straight-line basis. Amortization expense of $5.0 million and $1.3 million was recognized for the three months ended September 30, 2021 and 2020, respectively. Amortization expense of $10.5 million and $3.8 million was recognized for the nine months ended September 30, 2021 and 2020, respectively.

The estimated future aggregate amortization expense as of September 30, 2021 is as follows (in thousands of dollars):

Year Ending December 31,	Amounts
2021 remainder of year	$5,542
2022	22,165
2023	22,165
2024	22,125
2025	21,679
Thereafter	108,545
Total	$202,221

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands of dollars):

	September 30, 2021	December 31, 2020
Accrued compensation expenses	$22,628	$9,201
Accrued other	6,416	2,504
Total accrued liabilities	$29,044	$11,705

4. Business Combinations

HalioDx

On August 2, 2021, the Company acquired 100% of the equity interests (the "HalioDx Acquisition") of HalioDx SAS and 100% of the equity interest of HalioDx Inc., historically a wholly owned subsidiary of HalioDx SAS, (collectively referred to as “HalioDx”). HalioDx was a privately-held company providing immune-based diagnostic products and services. The consideration to acquire HalioDx was $320.9 million, comprised of $147.1 million in the form of 3.3 million shares of the Company’s common stock based on the Company's share price on the closing date, $4.2 million in liabilities, and the remainder in cash. The Company incurred $7.7 million of transaction costs related to the acquisition of HalioDx, which were recorded as general and administrative expense during the nine months ended September 30, 2021.

In connection with the HalioDx Acquisition, 11,031 unvested HalioDx free ordinary share awards, or free shares, were modified to provide the Company the right to purchase the vested free shares (call option) from the holders and the holders the right to sell the vested free shares to the Company (put option) from time to time through late 2023. As a result of the call and put options, the free shares are liability classified with an initial fair value of $5.1 million, based on the expected settlement amount. As the free shares require the holders to continue to provide services post-combination, the Company included $3.5 million, attributed to pre-combination services, in the purchase price and the remainder will be recorded in post-combination compensation expense, which will be recognized over the period the holders provide services to the Company.

Additionally, in connection with the HalioDx Acquisition, all of HalioDx's equity-classified options that were outstanding prior to the HalioDx Acquisition were terminated and cancelled at the acquisition date. The Company paid holders of vested options cash consideration of $0.4 million and as the payment is related to pre-combination services, the amount was included in the purchase price. The Company also committed to pay cash consideration of $1.5 million to holders of unvested options on the date the employee satisfies the original service requirement. As this payment requires continuing services and is forfeited if the holders' employment is terminated, the amount was considered nonrecurring post-combination compensation expense and will be recognized over the remaining service period.

As part of the agreement, the Company held back $16.8 million of the cash consideration, or the holdback, which will be payable to the founders of HalioDx based on their continuous employment with the Company. Fifty percent of the holdback will be placed in escrow on the founders' behalf on the first anniversary of the closing date and the remainder will be paid directly to the founders on the second anniversary. As this payment is dependent on the founders’ continuing employment and

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
is forfeited if the employment is terminated, the holdback is not included in the purchase price and will be recognized as post-combination compensation expense over the two-year service period.

For both the three months and nine months ended September 30, 2021, the Company recognized post-combination expense of $1.6 million, of which $0.1 million was recorded as cost of revenue, $0.3 million was recorded as research and development, $0.5 million was recorded as sales and marketing, and the remainder was recorded as general and administrative.

The Company included the financial results of HalioDx in its condensed consolidated financial statements from the acquisition date, which contributed $4.7 million and $6.3 million of revenue and operating loss, respectively, during both the three months and nine months ended September 30, 2021.

The following table summarizes the purchase price and post-combination compensation expense as a part of the HalioDx Acquisition (in thousands):

	Purchase Price	Post-Combination Compensation Expense
Cash transferred	$169,583	$—
Liabilities incurred	4,194	19,904
Common stock transferred	147,089	—
Total	$320,866	$19,904

Assets acquired and liabilities assumed are recorded based on valuations derived from estimated fair value assessments and assumptions used by the Company. While the Company believes that its estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. The following table summarizes the fair values of assets acquired and liabilities assumed in the acquisition of HalioDx at the date of acquisition (in thousands):

Cash and cash equivalents	$5,938
Accounts receivable	10,793
Supplies inventory	3,610
Prepaids and other current assets	7,045
Property and equipment, net	2,716
Right-of-use assets, financing lease	733
Right-of-use assets, operating lease	2,136
Intangible assets	60,303
Other assets	524
Total identifiable assets acquired	93,798
Accounts payable	(2,645)
Accrued liabilities	(5,628)
Current portion of financing lease liability	(245)
Current portion of operating lease liability	(448)
Long-term debt	(1,171)
Deferred revenue	(3,250)
Financing lease liability, net of current portion	(488)
Operating lease liability, net of current portion	(1,687)
Deferred tax liability	(6,982)
Net identifiable assets acquired	71,254
Goodwill	249,612
Total purchase price	$320,866

VERACYTE, INC.
Notes to Financial Statements
(unaudited)

Based on the guidance provided in ASC 805, the Company accounted for the acquisition of HalioDx as a business combination in which the Company determined that HalioDx was a business which combines inputs and processes to create outputs, and substantially all of the fair value of gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets.

The Company's purchase price allocation for the HalioDx Acquisition is preliminary and subject to revision as additional information about the fair value of the assets and liabilities becomes available. The fair values assigned to tangible and intangible assets acquired, and liabilities assumed, are based on management’s estimates and assumptions and may be subject to change as additional information is received. Primary areas that are not yet finalized are related to certain income tax items, intangible assets, deferred revenue, accounts receivable, other assets, commitments and contingencies and goodwill. Additional information that existed as of the closing date but not known at the time of this filing may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the closing date.

The intangible assets acquired include three developed technology assets (related to diagnostics, biopharma, and contract IVD), two customer relationships assets (related to biopharma and contract IVD), and two customer backlog assets (related to biopharma and contract IVD). The fair value of our intangible assets acquired as of the acquisition date and the method used to value these assets as well as the estimated economic lives for amortizable intangible assets were as follows (in thousands, except estimated useful life which is in years):

	Fair value	Estimated useful life	Valuation method
Developed technology – diagnostics	$4,163	10	Multi-period excess earnings
Developed technology – biopharma	42,224	10	Multi-period excess earnings
Developed technology – contract IVD	1,546	10	Multi-period excess earnings
Customer relationships – biopharma	2,141	7	With-and-without
Customer relationships – contract IVD	2,973	5	With-and-without
Customer backlog – biopharma	2,736	4	Multi-period excess earnings
Customer backlog – contract IVD	4,520	4	Multi-period excess earnings
Total	$60,303

The amortization expense for all acquired intangible assets will be recognized on a straight-line basis and recorded within intangible asset amortization.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The HalioDx Acquisition resulted in the recognition of $249.6 million of goodwill which the Company believes consists primarily of expanded market and product opportunities, including new areas of testing, as well as the potential manufacturing of the Company's product offerings for international markets. Goodwill created as a result of the HalioDx Acquisition is not deductible for tax purposes. The HalioDx Acquisition allows the Company to continue to develop and further enhance its business as a global diagnostics company and continues the Company’s ability to inform the diagnosis and treatment decisions related to cancer. The HalioDx portfolio complements and expands the existing business and allows for vertical integration through the addition of manufacturing capabilities for the Company’s test kits.

In connection with the HalioDx acquisition, a net deferred tax liability was assumed with a fair value of $7.0 million which primarily relates to future intangible asset amortization which is not deductible for income tax purposes.

The Company also granted restricted stock units, or RSUs, to new employees who joined the Company in connection with the HalioDx Acquisition with a fair value of $16.5 million, net of estimated forfeitures. As the number of shares that are expected to be issued is fixed, the awards are equity-classified. The RSUs vest over four years, subject to the employees’ continuous service. During the three and nine months ended September 30, 2021, the Company recorded $2.6 million in stock-based compensation expense which includes $2.0 million related to one employee whose continuing services were deemed non-substantive.

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
Decipher Biosciences

On March 12, 2021, the Company acquired 100% of the equity interests of Decipher Biosciences, a privately-held company developing diagnostic tests in urologic cancers, for approximately $594.7 million, comprised of approximately $550.5 million in the form of upfront cash consideration and the remainder in cash payable post-acquisition of which $43.8 million was paid prior to June 30, 2021 (the "Decipher Acquisition"). The Company incurred approximately $10.6 million of transaction costs related to the acquisition of Decipher Biosciences which were recorded as general and administrative expense during the nine months ended September 30, 2021.

In connection with the Decipher Acquisition, certain of Decipher Biosciences' equity awards that were outstanding and unvested prior to the Decipher Acquisition became fully vested per the terms of the merger agreement. The acceleration of vesting required the Company to allocate the fair value of the historical Decipher Biosciences’ employee stock awards attributable to pre-combination service to the purchase price and the remaining amount was considered the Company's nonrecurring post-combination expense. In March 2021, the Company recognized nonrecurring post-combination expense related to the acceleration and cash settlement of unvested historical Decipher Biosciences’ employee stock awards of $25.1 million, all of which was recorded as general and administrative expense during the quarter ended March 31, 2021.

The Company included the financial results of Decipher Biosciences in its condensed consolidated financial statements from the acquisition date, which contributed $21.3 million and $5.4 million of revenue and operating income, respectively, during the three months ended September 30, 2021 and $44.0 million and $10.3 million of revenue and operating income, respectively, during the nine months ended September 30, 2021.

The following table summarizes the purchase price and nonrecurring post-combination compensation expense recorded as a part of the Decipher Acquisition (in thousands):

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

Cash and cash equivalents	$19,782
Accounts receivable	7,562
Supplies inventory	1,641
Prepaids and other current assets	778
Property and equipment, net	1,737
Right-of-use assets, operating lease	7,601
Finite-lived intangible assets	94,000
Indefinite-lived intangible assets	7,300
Restricted cash	146
Other assets	3,075
Total identifiable assets acquired	143,622
Accounts payable	(2,351)
Accrued liabilities	(4,322)
Operating lease obligations (current)	(1,241)
Operating lease obligations, net of current portion	(4,540)
Deferred tax liability	(4,727)
Net identifiable assets acquired	126,441
Goodwill	468,253
Total purchase price	$594,694

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

The Company's purchase price allocation for the Decipher Acquisition is preliminary and subject to revision as additional information about the fair value of the assets and liabilities becomes available. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions and may be subject to change as additional information is received. Primary areas that are not yet finalized are related to accounts receivable, and goodwill. Additional information that existed as of the closing date but not known at the time of this filing may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the closing date.

During the nine months ended September 30, 2021, the Company recorded certain measurement period adjustments due to new information becoming available pertaining to the valuation of accounts receivable and certain other assets. These adjustments were recorded as decreases to goodwill and did not impact the condensed consolidated statement of operations. One of these adjustments relates to cash collections of accounts receivable that existed as of the acquisition date exceeding the initial fair value of accounts receivable recorded on the acquisition date by $1.8 million.

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

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The Decipher Acquisition resulted in the recognition of $468.3 million of goodwill which the Company believes consists primarily of expanded market and product opportunities, including new areas of genomic testing, as well as the potential expansion of the Company's product offerings in international markets. Furthermore, the acquisition of Decipher Biosciences bolsters the Company's presence to seven of the ten most common cancers impacting patients in the United States, which in turn enhances the Company’s overall prominence in the genomic testing arena. Goodwill created as a result of the Decipher Acquisition is not deductible for tax purposes. The Decipher Acquisition advances the Company's objective to improve the lives of patients through innovations in genomic technology tailored for diagnostic, prognostic, and treatment decisions related to urologic cancers.

We recorded an income tax benefit primarily due to net deferred tax liabilities assumed in connection with the Decipher Acquisition, which provided a future source of income to support the realization of our deferred tax assets and resulted in a release of $3.5 million in the Company's valuation allowance.

Supplemental Pro Forma Information (unaudited)

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Veracyte, Decipher and HalioDx as though the companies had been combined as of January 1, 2020. The pro forma amounts have been adjusted for:

•day 1 expense related to the accelerated vesting of unvested legacy Decipher and HalioDx equity awards,
•transaction expenses incurred by Decipher, HalioDx and us,
•lease expense resulting from the fair value adjustments to the operating lease obligation and operating lease asset for both Decipher and HalioDx,
•depreciation expense resulting from the fair value adjustments to fixed asset for both Decipher and HalioDx,
•amortization expense resulting from the acquired intangible assets for both Decipher and HalioDx,
•the elimination of historical interest expense incurred on debt and debt-like items for both Decipher and HalioDx,
•income tax benefits resulting from the deferred tax liabilities acquired related to Decipher, and
•compensation expense recognized in relation to the equity awards granted in connection with both acquisitions.

The following unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved as if the acquisitions had taken place as of January 1, 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenues	$62,608	$47,402	$178,525	$124,863
Net Loss	$(7,672)	$(9,971)	$(27,858)	$(106,397)

Related Party Transactions

Members of Veracyte's board of directors, Dr. Tina S. Nova, Ph.D. and Dr. Robert S. Epstein, M.D., M.S., served on the board of directors of Decipher Biosciences prior to the acquisition of Decipher Biosciences, with Dr. Nova additionally serving as President and Chief Executive Officer of Decipher Biosciences. Pursuant to Veracyte's related party transactions policy, Dr. Nova and Dr. Epstein recused themselves from all discussions of its board of directors related to the Decipher Acquisition, and the Decipher Acquisition was approved by each of the non-interested members of the board of directors. In connection with the Decipher Acquisition, certain Decipher Biosciences equity awards held by Dr. Nova and Dr. Epstein were fully-accelerated and certain incentive bonus payments were made to Dr. Nova pursuant to a management incentive plan established by the Decipher Biosciences board of directors, resulting in payments of approximately $26.5 million and $1.4 million to each of them,

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
respectively. Dr. Nova resigned from Veracyte’s board of directors and now serves as Veracyte's General Manager, Thyroid and Urologic Cancers. Dr. Epstein continues to serve on Veracyte’s board of directors.

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

The fair value of the Company’s financial assets includes money market funds and deposits for leases of the Company's facilities. Money market funds, included in cash and cash equivalents in the accompanying condensed consolidated balance sheets, were $150.8 million and $346.8 million as of September 30, 2021 and December 31, 2020, respectively, and are Level I assets as described above. Included in prepaid expenses and other current assets as of September 30, 2021 were time deposits with a bank valued at amortized cost of $4.1 million, which approximates fair value, and are Level II assets as described above. The deposits for the leases, included in restricted cash in the accompanying condensed consolidated balance sheets, were $749,000 and $603,000 as of September 30, 2021 and December 31, 2020, respectively, and are a Level I assets as described above.

On December 3, 2019, the Company acquired from NanoString the exclusive global diagnostics license to the nCounter Analysis System, the Prosigna breast cancer prognostic gene signature assay, and the LymphMark lymphoma subtyping assay. Pursuant to the terms of the agreement, Veracyte paid NanoString $40.0 million in cash and $10.0 million in Veracyte common stock, and may pay up to an additional $10.0 million in cash, contingent upon the commercial launch of Veracyte diagnostic tests for use on the platform. This contingency was valued at $6.1 million as of the acquisition date and is remeasured to fair value at each reporting date until the contingent consideration is settled. As of September 30, 2021 and December 31, 2020, this contingency was remeasured to $7.9 million and $7.6 million, respectively, with the corresponding changes included in general and administrative expense in the Company's condensed consolidated statements of operations. As of September 30, 2021, the achievement of one of the milestones is forecasted to occur within the next 12 months. As a result, $2.6 million of the contingent consideration is included in short term liabilities at September 30, 2021. The fair value of the contingent consideration includes inputs that are not observable in the market and thus represents a Level III financial liability. The estimation of the fair value of the contingent consideration is based on the present value of the expected payments calculated by assessing the likelihood of when the related milestones would be achieved and estimating the Company's borrowing rate. These estimates form the basis for making judgments about the carrying value of the contingent consideration that are not readily apparent from other sources. Changes to the forecasts for the achievement of the milestones and the borrowing rate can significantly affect the estimated fair value of the contingent consideration. As of September 30, 2021 and December 31, 2020, the Company calculated the estimated fair value of the milestones using the following significant unobservable inputs:

	Value or Range (Weighted-Average)
Unobservable input	September 30, 2021	December 31, 2020
Discount rate	5.7%	6.9%
Probability of achievement	80% - 100% (88%)	70% - 100% (86%)

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
6. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory facilities in South San Francisco and San Diego, California, Austin, Texas, Marseille, France, and Richmond, Virginia, and leases certain equipment under various non-cancelable lease agreements. The lease terms extend to January 2029 and contain extension of lease term and expansion options. The leases have a weighted average remaining lease term of 5.2 years as of September 30, 2021. The Company had deposits of $749,000 and $603,000 included in long-term assets as of September 30, 2021, and December 31, 2020, respectively, restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the leases.

The Company determined its operating lease liabilities using payments through their current expiration dates and a weighted average discount rate of 6.5% based on the rate that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments in a similar economic environment. Operating lease liabilities along with the associated right-of-use assets are disclosed in the accompanying condensed consolidated balance sheets. After the adoption of ASC 842, Leases, or ASC 842, the Company classified its deferred rent for tenant improvements with its operating lease right-of-use assets on the consolidated balance sheets. In connection with the acquisition of Decipher Biosciences, the Company identified certain off-market rate leases and has estimated an intangible asset of $1.8 million which is included in operating lease assets and will be amortized over the remaining lease term. See Note 4 for more information on the acquisition of Decipher Biosciences.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2021 are as follows (in thousands of dollars):

Year Ending December 31,	Amounts
Remainder of 2021	$1,042
2022	4,226
2023	4,296
2024	4,310
2025	4,380
Thereafter	2,487
Total future minimum lease payments	20,741
Less: amount representing interest	3,040
Present value of future lease payments	17,701
Less: short-term lease liabilities	3,465
Long-term lease liabilities	$14,236

The Company recognizes operating lease expense on a straight-line basis over the non-cancelable lease period. The following table summarizes operating lease expense and cash paid for amounts included in the measurement of lease liabilities (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease expense	$982	$472	$2,460	$1,417
Cash paid for amounts included in the measurement of lease liabilities	$1,011	$587	$2,518	$1,744

The company has leased laboratory equipment under various financing leases. The total right-of-use assets and total financing lease liabilities for these financing leases were each $0.7 million as of September 30, 2021, and are included in property and equipment, net and other liabilities in the accompanying condensed consolidated balance sheets.

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
As of September 30, 2021, the Company’s wholly owned foreign subsidiary has entered into an arrangement under which it expects to sign a lease agreement for facilities which will be constructed in Marseille, France. The lease will commence upon completion of the construction of the office building which the Company currently expects to occur in the fourth quarter of 2023. The initial term of the lease will be twelve years with annual rent of approximately $1.4 million, which is subject to change based on final construction.

Contingencies

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its condensed consolidated financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company believes there are no legal proceedings pending that could have, either individually or in the aggregate, a material adverse effect on the Company’s condensed consolidated financial statements.

7. Debt

Loan and Security Agreement

On November 3, 2017, the Company entered into a loan and security agreement, or Loan and Security Agreement, with Silicon Valley Bank. The Loan and Security Agreement allows the Company to borrow up to $35.0 million, with a $25.0 million advance term loan, or Term Loan Advance, and a revolving line of credit of up to $10.0 million, or Revolving Line of Credit. The Term Loan Advance was advanced upon the closing of the Loan and Security Agreement and was used to pay the outstanding balance of the Company’s existing long-term debt, which was canceled at that date. The Company had not drawn on the Revolving Line of Credit as of September 30, 2021. Borrowings under the Loan and Security Agreement mature on October 1, 2022. Amounts may be borrowed and repaid under the Revolving Line of Credit up until the earliest of full repayment or maturity of the Loan and Security Agreement, termination of the Loan and Security Agreement, or October 1, 2022.

The Term Loan Advance bears interest at a variable rate equal to (i) the thirty-day U.S. London Interbank Offer Rate, or LIBOR, plus (ii) 4.20%, with a minimum rate of 5.43% per annum. Principal amounts outstanding under the Revolving Line of Credit bear interest at a variable rate equal to (i) LIBOR plus (ii) 3.50%, with a minimum rate of 4.70% per annum.

The Company may prepay the outstanding principal amount under the Term Loan Advance plus accrued and unpaid interest and, if the Term Loan Advance is repaid in full, a prepayment premium of $250,000. In 2019 and 2020, the Company prepaid $24.9 million and $0.1 million, respectively, of the principal amount of the Term Loan Advance. These prepayments did not trigger any prepayment premium because they were partial, not full, repayments of the principal amount. If the Loan and Security Agreement is terminated before maturity, then a termination fee equal to 1% of the Revolving Line of Credit, or $0.1 million, will be due.

In addition, a final payment on the Term Loan Advance in the amount of $1.2 million is due upon the earlier of the maturity date of the Term Loan Advance or its payment in full. The Loan and Security Agreement contains customary representations, warranties, and events of default, as well as affirmative and negative covenants. As of September 30, 2021, the Company was in compliance with the loan covenants. The Company’s obligations under the Loan and Security Agreement are secured by substantially all of its assets (excluding intellectual property), subject to certain customary exceptions.

The debt obligation for borrowings made under the Loan and Security Agreement was as follows (in thousands of dollars):

	September 30, 2021	December 31, 2020
Debt principal	$—	$—
End-of-term debt obligation	971	810
Total debt obligation	$971	$810

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
As of September 30, 2021, the principal balance outstanding was one dollar. Future principal and end-of-term debt obligation payments under the Loan and Security Agreement are $1.2 million and due in 2022.  As of September 30, 2021 and December 31, 2020, the accrued interest payable under the Loan and Security Agreement was immaterial.

The end-of-term debt obligation accretes over the term of the Loan and Security Agreement until maturity and is included in interest expense in the Company's condensed consolidated statements of operations.

8. Stockholders’ Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows:

	September 30, 2021	December 31, 2020
Stock options and restricted stock units issued and outstanding	4,961,248	4,867,303
Stock options and restricted stock units available for grant under stock option plans	4,439,910	3,061,589
Common stock available for the Employee Stock Purchase Plan	1,490,130	1,571,395
Total	10,891,288	9,500,287

9. Components of Other Income (Loss)

Other income (loss), net consists of the following (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
French research tax credits	$419	$—	$419	$—
Interest income	27	3	46	21
Interest expense	(61)	(55)	(177)	(175)
Gain (loss) on currency revaluation	708	(8)	(1,159)	17
Other	109	2	109	589
	$1,202	$(58)	$(762)	$452

10. Income Taxes

The Company recorded an income tax benefit of approximately $1.4 million and $5.3 million for the three and nine months ended September 30, 2021, and no income tax provision or benefit for the three and nine months ended September 30, 2020. The income tax benefit for 2021 was primarily impacted by a discrete tax adjustment related to the release of certain valuation allowances on the Company's deferred tax assets upon recording of the deferred tax liabilities for the acquisition of Decipher Biosciences and a benefit on the current year loss of HalioDx, while 2020 had a full valuation allowance on all net deferred tax assets.

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

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "expects," "anticipates," "intends," "estimates," "plans," "believes," "continuing," "ongoing," and similar expressions are intended to identify forward-looking statements. These are statements that relate to future events and include, but are not limited to, the factors that may impact our financial results; our expectations regarding revenue; our expectations with respect to our future research and development, general and administrative and selling and marketing expenses and our anticipated uses of our funds; the impact of the COVID-19 pandemic on our business and the U.S. and global economies; our expectations regarding the return to pre-COVID-19 volume and revenue levels; our ability to successfully integrate HalioDx into our business; changes in our executive officers; our beliefs with respect to the optimization of our processes for the analysis of ribonucleic acid, or RNA, samples; our integration of Decipher Biosciences Inc. and the assets acquired from NanoString Technologies, Inc.; our ability to deploy the nCounter Analysis System successfully and run our tests on this platform worldwide; our collaboration with Johnson & Johnson Services, Inc.; our belief in the importance of maintaining libraries of clinical evidence; our expectations regarding the nasal swab classifier for early lung cancer detection, the Percepta Lung Cancer Atlas, the Envisia classifier on the nCounter system and the LymphMark lymphoma subtyping test; our expectations regarding our diagnostic company partnerships; our ability to have the targeted Atlas platform transferred to our pulmonology indications; our expectations regarding the Percepta Lung Cancer Atlas; our expectations regarding capital expenditures; our anticipated cash needs and our estimates regarding our capital requirements; the timing and success of our transition to a single platform for all of our classifiers and tests; our ability to maintain Medicare coverage for each of our tests; our need for additional financing; potential future sources of cash; our business strategy and our ability to execute our strategy; our ability to achieve and maintain reimbursement from third-party payers at acceptable levels and our expectations regarding the timing of reimbursement; the estimated size of the global markets for our tests; the estimated number of patients who are candidates for our test; the attributes and potential benefits of our tests and any future tests we may develop to patients, physicians and payers; the factors we believe drive demand for and reimbursement of our tests; our ability to sustain or increase demand for our tests; our intent to expand into other clinical areas; our ability to develop new tests, and the timeframes for development or commercialization; our ability to get our data and clinical studies accepted in peer-reviewed publications; our dependence on and the terms of our agreement with Thyroid Cytopathology Partners, or TCP, and on other strategic relationships, and the success of those relationships; our beliefs regarding our laboratory capacity; the potential for future clinical studies to contradict or undermine previously published clinical study results; the applicability of clinical results to actual outcomes; our expectations regarding our international expansion; the occurrence, timing, outcome or success of clinical trials or studies; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive position; our compliance with federal, state and international regulations; the potential impact of regulation of our tests by the Food and Drug Administration, or FDA, or other regulatory bodies; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business; the impact of seasonal fluctuations and economic conditions on our business; our belief that we have taken reasonable steps to protect our intellectual property; our belief that our intellectual property will develop and maintain our competitive position; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; and anticipated trends and challenges in our business and the markets in which we operate. We caution you that the foregoing list does not contain all of the forward-looking statements made in this report.

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

Veracyte, the Veracyte logo, HalioDx, Decipher, Decipher GRID, Afirma, Percepta, Envisia, Prosigna, LymphMark, Immunoscore, “Know by Design” and “More about You” are registered trademarks of Veracyte, Inc. and its affiliates in the U.S. and selected countries. nCounter is the registered trademark of NanoString Technologies, Inc. in the U.S. and selected countries and used by Veracyte under license.

This report contains statistical data and estimates that we obtained from industry publications and reports. These publications typically indicate that they have obtained their information from sources they believe to be reliable, but do not guarantee the accuracy and completeness of their information. Some data contained in this report is also based on our internal estimates.

Overview

We are a global diagnostics company that improves patient care by answering important clinical questions to inform diagnosis and treatment decisions throughout the patient journey in cancer and other diseases. Our growing menu of tests leverage advances in genomic science and machine learning technology to change care for patients, enabling them to avoid unnecessary and potentially harmful procedures and interventions, and accelerate time to more appropriate treatment. In addition to making our genomic tests available in the United States through our central laboratories, we believe our exclusive access to the nCounter Analysis System, a best-in-class diagnostics platform, positions us to deliver our tests to patients worldwide through laboratories and hospitals that can perform them locally.

In August 2021, we acquired HalioDx SAS, a Marseille, France based immuno-oncology diagnostics company with robust in vitro diagnostics, or IVD, test development and manufacturing, as well as biopharmaceutical service offerings, to augment our international growth and strengthen our global leadership in cancer diagnostics. We believe the HalioDx acquisition provides three key strategic benefits to Veracyte:

•Enables Veracyte to develop and manufacture tests for the nCounter diagnostic platform. We plan to transition manufacturing of our tests, currently produced by NanoString in the U.S., to HalioDx’s manufacturing facility in France. We believe that this will accelerate the expansion of our test menu on the nCounter platform in Europe and other strategic global markets.
•Deepens Veracyte’s scientific capabilities. HalioDx’s immuno-oncology platform offers potential pipeline development opportunities in a range of clinical indications and can serve as a platform to grow our biopharma partnering business.
•Expands Veracyte’s cancer diagnostics portfolio to 8 of the 10 most common cancers in the United States. The addition of HalioDx’s Immunoscore test to guide treatment decisions in colorectal cancer will further expand our menu of high-value advanced diagnostic tests that address unmet needs at multiple points in the patient care continuum.

We design our tests to address specific unmet needs in the diagnosis, prognosis and treatment of cancer and other diseases to thus improve patient outcomes, while delivering clinical and economic utility to physicians, payers and the healthcare system. We develop and publish extensive clinical performance and utility data for our tests, or classifiers, which has enabled us to secure Medicare reimbursement for each of our genomic classifiers in our commercial indications. We endeavor to position our tests to integrate seamlessly into the way physicians currently evaluate patients in order to facilitate adoption.

We develop our genomic tests using advanced scientific methods, such as RNA whole-transcriptome analysis and machine learning. Most of our genomic tests are performed in our CLIA certified laboratories in South San Francisco and San Diego, California. In December 2019, we acquired from NanoString Technologies, Inc. the exclusive global diagnostics rights to the nCounter Analysis System, a fully-automated, easy-to-use instrument that can analyze up to 800 genes simultaneously. Through the transaction, we also acquired two genomic tests – one commercialized and one in development – for use on the instrument. We expect to adapt select tests that are currently performed in our CLIA certified labs to be performed as in vitro diagnostics on the nCounter Analysis System to make them available to physicians and patients in global markets. Additionally, we perform our immuno-oncology tests obtained through the HalioDx acquisition in our CLIA certified labs in Marseille, France, and Richmond, Virginia.

Clinical Diagnostic Tests

We currently offer clinical tests that are improving diagnosis and patient care in thyroid cancer; prostate cancer; bladder cancer; breast cancer; lung cancer; interstitial lung diseases, or ILD, including idiopathic pulmonary fibrosis, or IPF; and colon cancer.

•Thyroid Cancer - Afirma Genomic Sequencing Classifier, or GSC. Our Afirma GSC provides physicians with clinically actionable results from a single fine needle aspiration, or FNA biopsy, to improve thyroid cancer diagnosis. The Afirma GSC was developed with RNA whole-transcriptome sequencing and machine learning, and is used to identify patients with benign thyroid nodules among those with indeterminate cytopathology results in order to rule out unnecessary thyroid surgery. As part of this offering, the Afirma Xpression Atlas provides genomic alteration content from the same FNA samples used in Afirma GSC testing to help physicians decide with greater confidence on the surgical or therapeutic pathway for their patients.
•Prostate Cancer - Decipher Prostate Biopsy and Radical Prostatectomy, or RP, Genomic Classifiers. The Decipher Prostate cancer tests, developed through RNA whole-transcriptome analysis, predict a patient’s risk of progressing to metastatic disease, which helps physicians determine an appropriate treatment plan. The Decipher Prostate Biopsy test is used for patients following a cancer diagnosis to inform whether the patient is a candidate for active surveillance, needs monotherapy or may benefit from multi-modal or intensified therapy. The Decipher Prostate RP test is used following surgery to guide decision-making regarding treatment timing following radical prostatectomy and whether patients undergoing salvage radiotherapy may benefit from the addition of hormone therapy.
•Breast Cancer - Prosigna Breast Cancer Prognostic Gene Signature Assay. The Prosigna test uses advanced genomic technology to inform next steps for patients with early-stage breast cancer, based on the genomic make-up of their disease. The test uses a set of 50 genes known as the PAM50 gene signature and can provide a breast cancer patient and their physician with a prognostic score that indicates the probability of cancer recurrence over ten years. The Prosigna test is performed as an IVD test on the nCounter Analysis System and is offered in the U.S. and global markets. Patient test results outside of the United States include intrinsic breast cancer subtypes to complement the risk-of-recurrence score.
•Lung Cancer - Percepta Genomic Sequencing Classifier (GSC). The Percepta GSC improves lung cancer diagnosis when diagnostic bronchoscopy results are inconclusive. The test, developed with RNA whole-transcriptome sequencing, identifies patients with lung nodules who are at low risk of cancer and may avoid further, invasive procedures as well as patients at high risk of cancer so they may obtain faster diagnosis and treatment. The test is built upon foundational "field of injury" science - through which genomic changes associated with lung cancer in current and former smokers can be identified with a simple brushing of a patient's airway - without the need to sample the often hard-to-reach nodule directly.
•ILD/IPF - Envisia Genomic Classifier. The Envisia classifier improves diagnosis of ILDs, including IPF, without the need for surgery. The test identifies the genomic pattern of usual interstitial pneumonia, or UIP, a hallmark of IPF, with high accuracy on patient samples that are obtained through transbronchial biopsy, a nonsurgical procedure that is commonly used in lung evaluation.
•Colon Cancer - Immunoscore Colon Cancer Test. The Immunoscore platform combines advances in immuno-oncology science and digital pathology to assess lymphocytic infiltration in human tumors and is used to predict patient outcomes in several indications. The Immunoscore Colon Cancer test is available as a CLIA or CE-marked test that can be used in Stage II localized colon cancer to help physicians identify patients who may be spared adjuvant chemotherapy, and in Stage III localized colon cancer to guide physicians in their adjuvant chemotherapy prescription.
•Bladder Cancer - Decipher Bladder Genomic Classifier. Decipher Bladder is a genomic test that measures the molecular profile of bladder cancer using gene expression analysis from transurethral resected bladder tumor specimens. It was developed for bladder cancer patients with high-grade non-muscle-invasive disease who are being considered for treatment and patients with muscle-invasive disease who face the question of immediate cystectomy or systemic treatment in the neoadjuvant setting prior to cystectomy (NAC). Decipher Bladder reports the molecular subtype of the tumor specimen as Luminal or Non-Luminal (Luminal Infiltrated, Basal, Basal Claudin-Low or Neuroendocrine-like), with each subtype having distinct biological composition, clinical behavior and predicted benefit from NAC.

Patients access our tests through their physician. Our Afirma, Decipher, Percepta, Envisia and Immunoscore tests are marketed as laboratory developed tests. Cytopathology services for Afirma testing are performed in our CLIA-certified laboratory in Austin, Texas. Prosigna is an FDA-cleared IVD test that is performed on the nCounter Analysis System in laboratories globally.

We expect to continue expanding our offerings in our current indications, as well as potentially in others that we believe will benefit from our technology and approach. Our product development pipelines address what we believe to be significant market opportunities in early detection, diagnosis, staging/prognosis, therapy selection/surgery and disease monitoring across the aforementioned indications. We plan to commercially introduce multiple products in the near term. These include our Percepta Nasal Swab test to improve early lung cancer detection and our Percepta Genomic Atlas which, together with the Percepta GSC, form a comprehensive lung cancer testing portfolio that we believe may improve lung cancer diagnosis and treatment decisions. We began making the Percepta Nasal Swab test available to a limited number of sites in the U.S. in the fourth quarter of 2021. We recently received Medicare coverage for our Decipher Bladder test to help guide treatment decisions for patients with bladder cancer and initiated expanded commercialization of the test in the fourth quarter of 2021. We believe

Decipher Bladder will be the only genomic subtyping tool available to physicians in the United States treating patients with locally advanced bladder cancer.

Scientific Platform

We believe our powerful scientific expertise, technology and biorepositories form the foundation of our business, fueling development of our clinical diagnostic tests and our biopharmaceutical partnerships.

•Genomics – Our comprehensive approach to developing new genomic classifiers includes building and leveraging robust biorepositories of patient samples to inform our discovery and validation efforts. We extract extensive genomic information from these patient samples using our RNA whole-transcriptome approach, including RNA sequencing, and then apply our proprietary machine-learning algorithms to answer specific clinical questions. We believe this comprehensive approach enables the algorithm to determine which genomic, clinical or other features are most relevant for developing high-performing tests, versus relying on a pre-determined set of genes derived from the literature. In addition, our bioinformatics pipelines are built to extract genomic variant content from the same assay to develop tests that may inform therapeutic selection.
•Immuno-Oncology – By combining cutting-edge spatial molecular analysis and bioinformatics with novel immuno-oncology science, we convert complex immune monitoring data into actionable insights to clarify decision-making and resolve unmet medical needs. Our foundational Immunoscore platform assesses lymphocytic infiltration in human tumors and is used to predict patient outcomes and response to therapies in several indications. The Immunoscore Colon Cancer test is our first commercially available test using this approach. Additionally, our multi-modal Immunogram platform integrates genomic, transcriptomic and spatial immunohistochemistry biomarkers to provide actionable data visualization at the patient level. Outputs for biopharmaceutical partners are key insights into drug mode of action, key biomarker signatures for companion diagnostics development, including predicting response or toxicity to new agents in clinical development.
•Machine Learning/Artificial Intelligence – Our machine learning approach recognizes patterns of genes that correspond with clinical characteristics. We use next-generation RNA sequencing to extract rich feature sets – gene expression, DNA variants, RNA fusions, mitochondrial DNA content and loss of heterozygosity – from the RNA transcriptome of patient samples obtained through minimally invasive procedures. These feature sets enable us to create the highest-resolution genomic picture possible.
We train our proprietary machine learning algorithms to interpret this vast genomic data using large numbers of diverse patient samples that represent the broad spectrum of disease that our genomic tests may likely encounter in a clinical setting. In some cases, we deploy ensemble algorithms to differentiate between complex biologies.
As scientific understanding continues to progress, additional features that inform disease status, such as more-refined genomic features or even imaging data, can potentially help us identify clinical attributes with ever-more precision, enabling development of tests that provide even clearer answers to important clinical questions.

•Unique Biorepositories – Through our capabilities in executing large-scale, prospectively enrolled, multisite clinical trials, we are able to curate large amounts of data and clinical information that can be used to inform new products or biopharmaceutical programs for new therapies or clinical trials. Our biorepositories may include RNA, DNA, variant, fusion and other genomic data; immune-response data; and well-curated clinical, radiological, outcome and other information. In urologic cancers, for example, our Decipher GRID (Genomic Resource for Intelligent Discovery) platform contains over 300 proprietary gene expression signatures that are run on each patient's tumor, with data analyzed and stored as part of our commercial operations.

Biopharmaceutical Partnerships

We have formed multiple biopharmaceutical partnerships, which leverage our scientific expertise and unique biorepositories. These include our collaboration with the Lung Cancer Initiative at Johnson & Johnson, which began in 2018, has helped advance our pipeline, including the launch in 2019 of our Percepta GSC on our RNA whole-transcriptome sequencing platform and development of the first noninvasive nasal swab test designed to improve early lung cancer detection. In December 2020, we expanded our program with Johnson & Johnson to potentially develop future tests designed to detect lung disease before cancer develops. We have a biopharmaceutical partnership with Acerta Pharma, the hematology research and development arm of AstraZeneca, for a companion diagnostic program for our LymphMark lymphoma subtyping test, which is in development. We also support pharmaceutical companies in urological clinical trials. These include SPARTAN, a pivotal clinical trial of ERLEADA, which has been approved by the FDA and is marketed by Janssen for the treatment of nonmetastatic castration-resistant prostate cancer, or nmCRPC, as well as clinical trials being conducted by Astellas and

Dendreon in localized prostate cancer. Additionally, we support biopharmaceutical companies with our immuno-oncology offerings. These include a strategic collaboration with Kite Pharma, a Gilead company, aimed at developing and validating immune-based biomarkers for Kite’s investigational therapies in blood cancer.

IVD Development and Manufacturing

We combine our strong expertise and 15-year track record in IVD test development and manufacturing to offer a complete range of IVD, companion diagnostics and clinical trial assay services to biopharmaceutical companies and diagnostic companies whose products are not competitive to Veracyte. Test development is performed using a mature, efficient and proven design control process. We also provide full-coverage IVD manufacturing capabilities, which include quality control, assay and process transfer and supply chain management. These services are provided and performed using regulatory-compliant processes in our Marseille, France, and Richmond, Virginia, facilities.
and
Impact of COVID-19

While our business has continued to rebound following an April 2020 low in reported test volumes, we believe the continuation of the COVID-19 outbreak and its recent escalation due to the Delta variant has impacted our test volumes. Our customers, third-party contract manufacturers, suppliers and collaboration partners have been affected by the closure of hospitals, doctors' offices, manufacturing sites, or country borders, among other measures put in place around the world. Layoffs, furloughs and unplanned loss of staff (due to vaccination status or other reasons) in the medical industry and otherwise during the pandemic have had, and will continue to have, negative impacts on the demand for and supply of medical care and diagnostic tests, which affects the frequency with which tests are ordered, and the ability of doctors and hospitals to administer such tests. Further the inability to travel and conduct face-to-face meetings can also make it more difficult to expand utilization of our products into new geographies and to drive awareness of our products.

Our Decipher Prostate test has been least impacted by the pandemic because our customers are mostly community-based urology practices, which generally remain more accessible to patients and our sales reps. Our Afirma thyroid cancer test has been impacted by COVID because a majority of our samples come from institutions, which are less accessible to patients and our reps. Our pulmonology business continues to be most impacted since the bronchoscopy procedures used to collect samples for our Percepta and Envisia tests are performed in hospital settings, which continue to be more restrictive, and these tests are ordered by pulmonologists who are currently largely preoccupied with caring for COVID patients. Our Prosigna breast cancer business has continued to recover.

The rapid increase in daily COVID-19 testing consumes reagents and supplies otherwise available to diagnostic testing companies like ours across the United States. When not limited by the expiration date of products and when we feel it reasonable and feasible to do so, we are taking steps to manage our level of stock reserves, to develop alternative sources of supply and to implement procedures to mitigate the impact on our supply chain and our ability to process samples in our laboratories. Though we are in regular contact with our key suppliers, we do not have, nor expect to have, the necessary insight into our vendors’ supply chain issues that we may need to know to effectively mitigate the impact to our business. Though we attempt to mitigate the impact to our business, these interruptions in manufacturing (including the sourcing of reagents or supplies) may negatively impact our test volumes or levels of revenue.

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

Factors Affecting Our Performance

Reported Test Volume

Our performance depends on the number of tests that we perform and report as completed in our CLIA-certified laboratories and Prosigna tests processed on the nCounter Analysis System. Factors impacting the number of tests that we report as completed include, but are not limited to:

•the impact of COVID-19 on patients seeking to have tests performed;
•the availability of hospital staff to perform and support procedures needed to collect samples for our tests;
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

Integrating acquired assets and advances to our collaborations

Revenue growth, operational results and advances to our business strategy depends on our ability to integrate any acquired assets into our existing business. The integration of acquired assets may impact our revenue growth, increase the cost of operations, cause significant write-offs of intangible assets, or may require management resources that otherwise would be available for ongoing development of our existing business. The integration of assets acquired from NanoString in December 2019, Decipher Biosciences in March 2021 and HalioDx in August 2021 may impact our revenue and operating results through integration of various functions, development of a product supply operation and manufacturing operations and the expansion of our business internationally with a broad menu of advanced tests that may be offered.

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

How We Recognize Revenue

Testing Revenue

We recognize testing revenue in accordance with the provisions of ASC 606, Revenue from Contracts with Customers, or ASC 606. We bill for testing services at the time of test completion as defined by the delivery of test results. We recognize revenue on an accrual basis based on estimates of the amount that will ultimately be realized. In determining the amount to accrue for a delivered test, we consider factors such as payment history, payer coverage, whether there is a reimbursement contract between the payer and us, payment as a percentage of the agreed upon rate (if applicable), amount paid per test and any current developments or changes that could impact reimbursement. These estimates require significant judgment by management.

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

Generally, we calculate the average reimbursement from our products from all payers, for tests that are on average a year old since it can take a significant period of time to collect from some payers. Except in situations where we believe the rate we reasonably expect to collect to vary due to a coverage decision, contract, more recent reimbursement data or evidence to the contrary, we use an average of reimbursement for tests provided over four quarters as it reduces the effects of temporary volatility and seasonal effects. Thus, the average reimbursement per product represents the total cash collected to date against tests performed during the relevant period divided by the number of these tests performed during that same period.

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

Product Revenue

We recognize product revenue in accordance with the provisions of ASC 606. Our products consist of the Prosigna breast cancer assay, the nCounter Analysis System and related diagnostic kits.

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

Biopharmaceutical and Other Revenues

We enter into arrangements to license or provide access to our assets or services, including testing services, clinical and medical services, research and development, contract manufacturing and other services. Such arrangements may require us to deliver various rights, data, services, access and/or testing services to partner biopharmaceutical companies. The underlying terms of these arrangements generally provide for consideration paid to us in the form of nonrefundable fees; payments on delivery of data, test results or manufactured products; costs of service plus margin; performance milestone payments; expense reimbursements and possibly royalty and/or other payments. Net sales of data or other services to our customers are recognized in accordance with ASC 606 and are classified under biopharmaceutical and other revenue. Milestone payments which fall under the scope of ASC Topic 808, Collaborative Arrangements, or ASC 808, are classified under collaboration revenue. Payments received that are not related to sales or services to a customer or collaboration revenue are recorded as offsets against research and development expense or cost of biopharmaceutical and other revenue in our consolidated statements of operations.

In arrangements involving more than one good or service, each good or service is evaluated to determine whether it qualifies as a distinct performance obligation based on whether (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available and (ii) the good or service is separately identifiable from other promises in the contract. The consideration under the arrangement is then allocated to each separate distinct performance obligation based on its respective relative stand-alone selling price. The estimated selling price of each deliverable reflects our best estimate of what the selling price would be if the deliverable was regularly sold by us on a stand-alone basis or using an adjusted market assessment approach if the selling price on a stand-alone basis is not available.

The consideration allocated to each distinct performance obligation is recognized as revenue when control is transferred which may be at a point in time or over time. Consideration associated with at-risk substantive performance milestones is recognized as revenue when it is probable that a significant reversal of the cumulative revenue recognized will not occur. Should there be royalties, we utilize the sales and usage-based royalty exception in arrangements that resulted from the license of intellectual property, recognizing revenues generated from royalties or profit sharing as the underlying sales occur.

Development of Additional Tests

We continue to advance our portfolio of diagnostic tests to further improve patient guidance and care globally. For this, we leverage innovations in genomic science, sequencing technology, digital pathology and machine learning, as well as our robust biorepositories and our exclusive diagnostics rights to the nCounter Analysis System.

Our Afirma tests provide physicians with a comprehensive solution for thyroid nodule diagnosis. In May 2017, we introduced the Afirma GSC, supported by rigorous clinical validation data showing that the RNA sequencing-based test can help significantly more patients avoid unnecessary surgery in thyroid cancer diagnosis, compared to the original Afirma classifier. The Afirma GSC was developed with RNA whole-transcriptome sequencing and machine learning and is performed on fine needle aspiration, or FNA, samples. The test helps identify patients with benign thyroid nodules among those with indeterminate cytopathology so that they may be monitored noninvasively.

When the Afirma GSC deems a patient’s thyroid nodule as suspicious for cancer, our medullary thyroid cancer, or MTC, and BRAF V600E classifiers provide additional information that can help guide surgical strategy and treatment decisions. MTC is an aggressive form of thyroid cancer, for which clinical guidelines recommend specific preoperative assessment protocols, as well as more extensive surgery: a total thyroidectomy with lymph node dissection. When the diagnosis of MTC is unknown, patients often do not receive appropriate initial surgery. Patients who are positive for BRAF V600E have a very high risk of malignancy, along with increased risk of invasive cancer. Such conditions may guide the physician to perform a more comprehensive, total thyroidectomy as opposed to a more conservative operation that may be appropriate for less aggressive tumors.

For those patients with suspected thyroid cancer the Afirma Xpression Atlas, or XA, may be performed. This genomic profiling test provides physicians with additional genomic alteration content from the same FNA sample as the original Afirma GSC and may help physicians decide with greater confidence on the surgical or therapeutic pathway for their patients. The Afirma XA can identify 905 DNA variants and 235 RNA fusion partners in 593 genes. Several drugs that target molecular alterations reported by the Afirma XA are available and others are currently under investigation. Our broad ability to serve the thyroid diagnostic market also enables us to enter research collaborations with biopharmaceutical companies, which are intended to support their development of targeted therapies for genetically defined cancers, including thyroid cancer.

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

We are currently leveraging the same “field of injury” technology that powers our Percepta GSC to develop a novel, noninvasive nasal swab test that can enable earlier lung cancer diagnosis and ultimately, we believe, help reduce lung cancer deaths. In May 2021, we reported clinical validation data for our nasal swab classifier showing that the novel genomic test could identify, with a high degree of accuracy, patients whose lung nodules were low risk of cancer so they could avoid unnecessary invasive procedures and those who were high risk for cancer so they could obtain prompt diagnosis and potential treatment. In October 2021, we shared expanded clinical validation data showing that the Percepta Nasal Swab test delivers strong clinical performance across different lung nodule sizes and cancer stages, and for patients who already had other cancer(s) except for lung cancer. We are also developing the Percepta Genomic Atlas, which is intended to inform treatment decisions by detecting gene alterations in small samples collected at the time of diagnosis.

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

We have also developed Decipher Bladder, which helps determine which patients with muscle-invasive bladder cancer may benefit from neoadjuvant chemotherapy prior to radical cystectomy. Veracyte believes its test is the only genomic subtyping tool available to physicians in the United States treating patients with locally advanced bladder cancer. Recently, we also received a final Medicare coverage policy for the Decipher Bladder test from Noridian, a Medicare Administrative Contractor, through the MolDX program. The Decipher Bladder test is available in Veracyte’s CLIA laboratory and the Company has recently expanded its commercial launch of the test.

HalioDx introduced the Immunoscore Colon Cancer test, marking the first commercial application of the company’s novel Immunoscore technology platform. The Immunoscore Colon Cancer test is used in Stage II localized colon cancer to help physicians identify patients who may be spared adjuvant chemotherapy, and in Stage III localized colon cancer to guide physicians in their adjuvant chemotherapy prescription. In 2020, the European Society for Medical Oncology (ESMO) included the Immunoscore Colon Cancer test in its clinical practice guidelines for the diagnosis, treatment and follow-up of colon cancer.

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

Financial Overview

Revenue

Through September 30, 2021, we had derived most of our revenue from the sale of Afirma and the Decipher urologic tests, delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of cash collection from the third-

party payer and individual patients. Third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Medicare	31%	25%	31%	24%
UnitedHealthcare	9%	11%	10%	11%
	40%	36%	41%	35%

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

Our cost of biopharmaceutical and other revenue are the costs of performing activities under arrangements that require us to perform research and development, commercialization, contract manufacturing and contract testing services on behalf of a customer, and is mainly comprised of compensation expense, laboratory supplies and pass through costs.

Research and Development

Research and development expenses include expenses incurred to develop our technology, collect clinical samples and conduct clinical studies to develop and support our products and pipeline. These expenses consist of compensation expenses, direct research and development expenses such as prototype materials, laboratory supplies and costs associated with setting up and conducting clinical studies at domestic and international sites, professional fees, depreciation and amortization, other miscellaneous expenses and allocation of facility and information technology expenses. We expense all research and development costs in the periods in which they are incurred. We expect to incur significant research and development expenses as we continue to invest in research and development activities related to developing additional products and evaluating various platforms. We incurred a majority of our research and development expenses in support of our pipeline products in 2020 and in the nine months ended September 30, 2021, and expect this to continue in the remainder of 2021 and beyond.

Selling and Marketing

Selling and marketing expenses consist of compensation expenses, direct marketing expenses, professional fees, other expenses such as travel and communications costs and allocation of facility and information technology expenses. Our sales team of approximately 150 representatives is organized by business unit, with separate teams calling on thyroid cancer, urologic cancers, breast cancer, pulmonology and colorectal cancers physicians. The business units have dedicated marketing support, as well as a marketing operations team that serves the commercial organization broadly. Prosigna sales outside of the U.S. are led by country managers that call on laboratories and breast cancer oncologists, and have dedicated marketing support.

General and Administrative

General and administrative expenses include compensation expenses for executive officers and administrative, billing and client service personnel, professional fees for legal and audit services, occupancy costs, depreciation and amortization, and other expenses such as information technology and miscellaneous expenses offset by allocation of facility and information technology expenses to other functions. For the nine months ended September 30, 2021, costs related to the acquisitions of Decipher Biosciences and HalioDx were included in general and administrative compensation expense and professional fees. For the nine months ended September 30, 2021, approximately 53% of the headcount classified as general and administrative encompass our billing and customer care teams. We expect general and administrative expenses to continue to increase as we build our general and administration infrastructure and to stabilize thereafter.

Intangible Asset Amortization

Our finite-lived intangible assets, acquired in business combinations, are being amortized over 4 to 15 years, using the straight-line method. Amortization expense is expected to be approximately $16.0 million in 2021, approximately $22.2 million per year through 2024 and decrease thereafter.

Interest Expense

Interest expense is attributable to our borrowings under debt agreements and costs associated with the prepayment of debt.

Other (Loss) Income, Net

Other (loss) income, net consists primarily of realized and unrealized gains and losses on foreign currency transactions and interest income from our cash held in interest bearing accounts.

Foreign Currency Translation

The functional currency of our foreign subsidiary HalioDx is the Euro. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using the exchange rates at the balance sheet date. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Revenues and expenses from our foreign subsidiaries are translated using the monthly average exchange rates in effect during the period in which the transactions occur. Foreign currency transaction gains and losses are recorded in other (loss) income, net, on the condensed consolidated statements of operations.

Results of Operations

Comparison of the three and nine months ended September 30, 2021 and 2020 (in thousands of dollars, except percentages and test volume):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change	%	2021	2020	Change	%
Revenue:
Testing revenue	$50,897	$28,270	$22,627	80%	$134,768	$70,473	$64,295	91%
Product revenue	2,959	2,027	932	46%	8,706	7,149	1,557	22%
Biopharmaceutical and other revenue	6,514	824	5,690	691%	8,704	5,325	3,379	63%
Total revenue	60,370	31,121	29,249	94%	152,178	82,947	69,231	83%
Operating expense:
Cost of testing revenue	16,073	9,118	6,955	76%	42,494	26,157	16,337	62%
Cost of product revenue	1,491	1,048	443	42%	4,304	3,539	765	22%
Cost of biopharmaceutical and other revenue	4,079	204	3,875	1,900%	4,720	572	4,148	725%
Research and development	8,006	4,042	3,964	98%	19,591	12,618	6,973	55%
Selling and marketing	21,670	10,955	10,715	98%	57,628	39,240	18,388	47%
General and administrative	20,749	8,546	12,203	143%	82,504	24,316	58,188	239%
Intangible asset amortization	4,983	1,274	3,709	291%	10,507	3,822	6,685	175%
Total operating expenses	77,051	35,187	41,864	119%	221,748	110,264	111,484	101%
Loss from operations	(16,681)	(4,066)	(12,615)	310%	(69,570)	(27,317)	(42,253)	155%
Other income (loss), net	1,202	(58)	1,260	(2,172)%	(762)	452	(1,214)	(269)%
Loss before income tax benefit	(15,479)	(4,124)	(11,355)	275%	(70,332)	(26,865)	(43,467)	162%
Income tax benefit	(1,350)	—	(1,350)	NM	(5,297)	—	(5,297)	NM
Net loss	$(14,129)	$(4,124)	$(10,005)	243%	$(65,035)	$(26,865)	$(38,170)	142%
Other Operating Data:
Diagnostic tests reported	18,842	10,242	8,600	84%	50,127	26,180	23,947	91%
Product tests sold	2,130	1,448	682	47%	6,138	5,179	959	19%
Total test volume	20,972	11,690	9,282	79%	56,265	31,359	24,906	79%

Depreciation and amortization expense	$6,138	$1,990	$4,148	208%	$13,189	$5,919	$7,270	123%
Stock-based compensation expense	$8,234	$3,090	$5,144	166%	$16,154	$9,354	$6,800	73%

Revenue

Revenue increased $29.2 million for the three months ended September 30, 2021 compared to the same period in 2020. This was primarily due to a $22.6 million increase in testing revenue from an 84% volume increase in our genomic tests, as well as a $0.9 million increase in sales of Prosigna. Tests reported for the three months ended September 30, 2021 increased primarily due to the addition of the Decipher Prostate Biopsy and Decipher Prostate RP genomic tests following our acquisition of Decipher Biosciences on March 12, 2021, which contributed $21.3 million of revenue during the period. Biopharmaceutical and other revenue increased $5.7 million for the three months ended September 30, 2021 compared to the same period in 2020. Biopharmaceutical and other revenue for the three months ended September 30, 2021 includes the operations of HalioDx following its acquisition on August 2, 2021, which contributed approximately $4.7 million of revenue.

Revenue increased $69.2 million for the nine months ended September 30, 2021 compared to the same period in 2020. This was primarily due to a $64.3 million increase in testing revenue from a 91% volume increase in our Afirma, Decipher, Envisia and Percepta genomic tests, as well as a $1.6 million increase in sales of Prosigna. Tests reported for the nine months ended September 30, 2021 also includes the Decipher Prostate Biopsy and Decipher Prostate RP genomic tests, which contributed $44.0 million of revenue during the nine months ended September 30, 2021. Biopharmaceutical and other revenue increased $3.4 million for the nine months ended September 30, 2021 compared to the same period in 2020. Biopharmaceutical and other revenue for the nine months ended September 30, 2021 includes the operations of HalioDx following its acquisition.

Revenues included in biopharmaceutical and other revenue for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Development services	$3,849	$549	$5,242	$1,780
Provision of data	1,392	275	1,839	1,545
Milestones	—	—	350	1,000
Development rights	—	—	—	1,000
Contract manufacturing	1,221	—	1,221	—
Contract testing	52	—	52	—
Total	$6,514	$824	$8,704	$5,325

Cost of revenue

Comparison of the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change	%	2021	2020	Change	%
Cost of testing revenue:
Laboratory costs	$8,777	$5,002	$3,775	75%	$23,489	$14,103	$9,386	67%
Sample collection costs	1,337	1,134	203	18%	3,989	3,048	941	31%
Compensation expense	3,111	1,707	1,404	82%	8,381	5,164	3,217	62%
License fees and royalties	332	11	321	2,918%	585	38	547	1,439%
Depreciation and amortization	291	271	20	7%	830	790	40	5%
Other expenses	972	377	595	158%	2,032	1,174	858	73%
Allocations	1,253	616	637	103%	3,188	1,840	1,348	73%
Total	$16,073	$9,118	$6,955	76%	$42,494	$26,157	$16,337	62%
Cost of product revenue:
Product costs	$1,201	$885	$316	36%	$3,459	$2,916	$543	19%
License fees and royalties	271	163	108	66%	789	623	166	27%
Depreciation and amortization	19	—	19	NM	56	—	56	NM
Total	$1,491	$1,048	$443	42%	$4,304	$3,539	$765	22%
Cost of biopharmaceutical and other revenue:
Compensation expense	$1,770	$51	$1,719	3,371%	$1,862	$127	$1,735	1,366%
Laboratory expense	861	—	861	NM	861	—	861	NM
License fees and royalties	6	—	6	NM	6	—	6	NM
Depreciation and amortization	84	—	84	NM	84	—	84	NM
Other expenses	1,358	153	1,205	788%	1,907	445	1,462	329%
Total	$4,079	$204	$3,875	1,900%	$4,720	$572	$4,148	725%

Cost of testing revenue increased $7.0 million for the three months ended September 30, 2021 compared to the same period in 2020. Following the acquisition of Decipher Biosciences in March 2021, its operations are included in cost of testing revenue and contributed approximately $5.0 million for the three months ended September 30, 2021. The increase in laboratory costs was primarily related to an 84% increase in the volume of diagnostic tests reported, including Decipher tests. The increase in compensation expense related to a headcount increase of 143%, including the addition of Decipher employees.

Cost of testing revenue increased $16.3 million for the nine months ended September 30, 2021 compared to the same period in 2020. The increase in the cost of testing results primarily from an increase in laboratory costs primarily related to a

91% increase in the volume of diagnostic tests reported and an increase in compensation expense related to a headcount increase of 69%. Following the acquisition of Decipher Biosciences, its operations also contributed to the increase in the cost of testing revenue. Laboratory costs for the nine months ended September 30, 2020 include a $1.1 million write-down of supplies for the potential expiration of reagents due to an anticipated decline in volumes resulting from the COVID-19 pandemic.

Cost of product revenue is related to sales of Prosigna. Cost of product revenue increased $0.4 million, or 42%, for the three months ended September 30, 2021 compared to the same period in 2020, primarily due to a 47% increase in product tests sold.

Cost of product revenue increased $0.8 million, or 22%, for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to a 19% increase in product tests sold.

Cost of biopharmaceutical and other revenue includes labor costs incurred by our employees working on customer projects and laboratory supplies and pass-through expenses incurred on these projects. Cost of biopharmaceutical and other revenue includes the operations of HalioDx following its acquisition on August 2, 2021, which contributed approximately $4.0 million of cost of revenue.

Research and development

Comparison of the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change	%	2021	2020	Change	%
Research and development expense:
Compensation expense	$5,422	$2,783	$2,639	95%	$13,863	$8,340	$5,523	66%
Direct research and development expense	1,382	684	698	102%	2,840	2,557	283	11%
Professional fees	98	167	(69)	(41)%	601	450	151	34%
Depreciation and amortization	285	53	232	438%	405	189	216	114%
Other expenses	225	26	199	765%	326	127	199	157%
Allocations	594	329	265	81%	1,556	955	601	63%
Total	$8,006	$4,042	$3,964	98%	$19,591	$12,618	$6,973	55%

Research and development expense increased $4.0 million, or 98%, for the three months ended September 30, 2021 compared to the same period in 2020. The increase in compensation expense was primarily due to an increase in headcount including the addition of Decipher and HalioDx employees.

Research and development expense increased $7.0 million, or 55%, for the nine months ended September 30, 2021 compared to the same period in 2020. The increase in compensation expense was primarily due to an increase in headcount, including the addition of Decipher and HalioDx employees.

Selling and marketing

Comparison of the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change	%	2021	2020	Change	%
Selling and marketing expense:
Compensation expense	$15,335	$8,484	$6,851	81%	$40,951	$29,334	$11,617	40%
Direct marketing expense	1,629	751	878	117%	5,683	2,456	3,227	131%
Professional fees	842	318	524	165%	2,225	1,005	1,220	121%
Other expenses	2,378	568	1,810	319%	5,316	3,616	1,700	47%
Allocations	1,486	834	652	78%	3,453	2,829	624	22%
Total	$21,670	$10,955	$10,715	98%	$57,628	$39,240	$18,388	47%

Selling and marketing expense increased $10.7 million, or 98%, for the three months ended September 30, 2021 compared to the same period in 2020. The increase in compensation expense was primarily due to temporary furloughs and terminations of employees in 2020 as a result of the COVID-19, pandemic and by the addition of Decipher employees in March 2021 and HalioDx employees in August 2021. The increase in other expenses and direct marketing expenses were primarily due to increased travel and entertainment expenses as COVID-19 travel restrictions have eased.

Selling and marketing expense increased $18.4 million, or 47%, for the nine months ended September 30, 2021 compared to the same period in 2020. The increase in compensation expense was primarily due to temporary furloughs and terminations of employees in 2020 as a result of the COVID-19 pandemic, and by the addition of Decipher employees in March 2021 and HalioDx employees in August 2021. The increase in direct marketing expenses were primarily due to increased travel and entertainment expenses as COVID-19 travel restrictions have eased.

General and administrative

Comparison of the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change	%	2021	2020	Change	%
General and administrative expense:
Compensation expense	$12,135	$5,706	$6,429	113%	$52,871	$15,798	$37,073	235%
Professional fees	7,924	2,023	5,901	292%	27,635	7,458	20,177	271%
Occupancy expenses	1,502	673	829	123%	3,622	1,994	1,628	82%
Depreciation and amortization	476	391	85	22%	1,307	1,118	189	17%
Other expenses	2,045	1,532	513	33%	5,266	3,572	1,694	47%
Allocations	(3,333)	(1,779)	(1,554)	87%	(8,197)	(5,624)	(2,573)	46%
Total	$20,749	$8,546	$12,203	143%	$82,504	$24,316	$58,188	239%

General and administrative expense increased $12.2 million for the three months ended September 30, 2021 compared to the same period in 2020. General and administrative expense for the three months ended September 30, 2021 includes costs related to the acquisition of HalioDx, including $2.0 million of stock-based compensation and $3.9 million of professional fees and other costs associated with the transaction. Following the acquisitions of Decipher Biosciences in March 2021 and HalioDx in August 2021, their operations also contributed to the increase in general and administrative expenses. The increase in compensation expense was primarily due to an increase in headcount, including the addition of Decipher and HalioDx employees. The increase in other expenses was primarily due to increased IT costs partially offset by a decrease in the revaluation of the contingent consideration for the NanoString transaction.

General and administrative expense increased $58.2 million for the nine months ended September 30, 2021 compared to the same period in 2020. General and administrative expense for the nine months ended September 30, 2021 includes costs related to the acquisitions of Decipher Biosciences and HalioDx including $27.0 million of stock-based compensation and $18.3 million of professional fees and other costs associated with the transactions. Following the acquisitions, Decipher Biosciences and HalioDx operations also contributed to the increase in general and administrative expenses. The increase in compensation expense was also due to an increase in headcount, including the addition of Decipher and HalioDx employees. The increase in other expenses was primarily due to increased IT costs.

Other income (loss), net

Other income (loss), net, increased $1.3 million for the three months ended September 30, 2021 compared to the same period in 2020, due to an increase of $0.4 million from operations in France related to the French research tax credit during the period and an increase of $0.7 million of unrealized foreign currency gain (loss). The French research tax credits (“crédit d’impôt recherche” or “CIR”) are generated by our wholly owned subsidiary, HalioDx, in connection with its research efforts performed in Marseille, France. The Company recognizes other income from the CIR over time based on when the research and development expenses are incurred.

Other income (loss), net, decreased $1.2 million for the nine months ended September 30, 2021 compared to the same period in 2020, due to a decrease of $1.2 million of unrealized foreign currency gain(loss) partially offset by an increase of $0.4 million from the French research tax credit during the period.

Income tax benefit

We recorded an income tax benefit of approximately $1.4 million and $5.3 million for the three and nine months ended September 30, 2021 primarily due to to a partial release of the valuation allowance from the acquisition of Decipher Biosciences which provided a future source of income to support the realization of our deferred tax assets and a current year loss from HalioDx.

Liquidity and Capital Resources

From inception through September 30, 2021, we have been financed primarily through net proceeds from the sale of our equity securities. We have incurred net losses since our inception. For the nine months ended September 30, 2021, we had a net loss of $65.0 million, and as of September 30, 2021, we had an accumulated deficit of $346.6 million. We expect to incur additional losses for the remainder of 2021 and potentially in future years.

We believe our existing cash and cash equivalents of $164.0 million as of September 30, 2021, our available revolving line of credit, and our revenue during the next 12 months will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the filing date of this report. We expect that our near- and longer-term liquidity requirements will continue to consist of costs to run our laboratories, research and development expenses, selling and marketing expenses, general and administrative expenses, working capital, costs to service our Loan and Security Agreement (See Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information about our Loan and Security Agreement), capital expenditures and general corporate expenses associated with the growth of our business. However, we may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to generate revenue to finance our cash requirements, including due to the impacts of the COVID-19 pandemic, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. If we raise funds by issuing equity securities, dilution to stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, restrictions on our cash pursuant to the terms of our Loan and Security Agreement and other operating restrictions that could adversely affect our ability to conduct our business. Our Loan and Security Agreement imposes restrictions on our operations, increases our fixed payment obligations and has restrictive covenants. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third-party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives, or forgo potential acquisitions or investments. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to us.

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

We may prepay the outstanding principal amount under the Term Loan plus accrued and unpaid interest and, if the Term Loan is repaid in full, a prepayment premium of $250,000. If the Loan and Security Agreement is terminated before maturity, then a termination fee equal to 1% of the Revolving Line of Credit, or $0.1 million, will be due. In addition, a final payment on the Term Loan in the amount of $1.2 million is due upon the earlier of the maturity date of the Term Loan or its payment in full. In January 2019, May 2019 and August 2020, we prepaid $12.5 million, $12.4 million and $0.1 million of the principal amount of the Term Loan Advance, respectively, and did not incur any prepayment premium as we did not repay the Term Loan Advance in full. As of September 30, 2021, the principal balance outstanding was one dollar.

The Loan and Security Agreement contains customary representations, warranties, and events of default, as well as affirmative and negative covenants. As of September 30, 2021, we were in compliance with debt covenants.

Our obligations under the Loan and Security Agreement are secured by substantially all of our assets (excluding intellectual property), subject to certain customary exceptions.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020 (in thousands of dollars):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(40,067)	$(11,972)
Net cash used in investing activities	(739,591)	(2,949)
Net cash provided by financing activities	596,147	200,684

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2021 was $40.1 million. The net loss of $65.0 million includes non-cash charges of $15.8 million of stock-based compensation expense, $13.2 million of depreciation and amortization, which includes $10.5 million of intangible asset amortization, noncash lease expense of $1.6 million, a $0.3 million expense for the revaluation of the contingent consideration related to the NanoString transaction and $5.3 million of deferred income taxes. Cash used as a result of changes in operating assets and liabilities was $2.3 million primarily comprised of an increase in accounts receivable of $6.3 million, an increase in prepaid expense and other current assets of $1.9 million and a decrease in operating lease liability of $1.7 million partially offset by an increase in accounts payable of $3.9 million and an increase in accrued liabilities and deferred revenue of $3.3 million.

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

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2021 was $739.6 million consisting of $574.4 million for the acquisition of Decipher Biosciences, $163.6 million for the acquisition of HalioDx and $4.5 million for the acquisition of property and equipment partially offset by $3.0 million of proceeds from the sale of an equity investment.

Cash used in investing activities for the nine months ended September 30, 2020 was $1.9 million for the acquisition of property and equipment and $1.0 million for the purchase of equity securities.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2021 was $596.1 million, consisting of $593.8 million in net proceeds from the issuance of common stock in a public offering in February 2021 and $10.6 million in proceeds from the exercise of options to purchase our common stock and the purchase of stock under our Employee Stock Purchase Plan, or ESPP, partially offset by $8.3 million in tax payments during the period related to the vesting of restricted stock units granted to employees.

Cash provided by financing activities for the nine months ended September 30, 2020 was $200.7 million, consisting of $193.8 million in net proceeds from the issuance of common stock in a public offering in August 2020 and $10.1 million in proceeds from the exercise of options to purchase our common stock and the purchase of stock under our ESPP, partially offset by $3.2 million in tax payments during the period related to the vesting of restricted stock units granted to employees.

Contractual Obligations

As of September 30, 2021, our future principal and end-of-term debt obligation payments due under the Loan and Security Agreement were limited to $1.2 million in 2022. Following the acquisitions of Decipher Biosciences in March 2021 and HalioDx in August 2021, our payments due under our lease obligations are $1.0 million for the remainder of 2021, $8.5 million for the year 2022 to 2023, $8.7 million for the year 2024 to 2025, and $2.5 million for the year 2026 and beyond.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $164.0 million as of September 30, 2021 which include bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited interim condensed financial statements.

Foreign Currency Risk

Included in our cash and cash equivalents as of September 30, 2021 were $5.6 million of bank deposits denominated in Euros. Such Euro denominated deposits carry a degree of risk from changes in currency exchange rates as the gains or losses from changes in exchange rates are included in our net loss and comprehensive loss. In addition, in connection with our acquisition of HalioDx, our exposure to foreign currency risk will increase. As of September 30, 2021 a hypothetical 10% appreciation or depreciation of the U.S. dollar relative to the Euro would have increased or decreased our net loss by $0.6 million for nine months ended September 30, 2021.

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

(b)Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout our Company. We acquired Decipher Biosciences in March 2021 and HalioDx in August 2021. We are in the process of incorporating Decipher Biosciences and HalioDx into our evaluation of internal control over financial reporting. Other than the two acquisitions, there were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Our financial results currently depend mainly on sales of our Afirma and Decipher Prostate tests, and we will need to generate sufficient revenue from these and other diagnostic solutions to grow our business.
•If we are unable to grow sales of our portfolio of tests including Percepta, Envisia, Decipher Bladder, Prosigna and Immunoscore, our business may suffer.
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
•COVID-19 has had an adverse effect on our business, results of operations and financial condition.
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
•Our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts for various reasons, including in response to the way we recognize revenue, which may cause our stock price to fluctuate or decline.
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
•If the FDA or foreign authorities were to begin regulating those of our tests that are not currently regulated, we could incur substantial costs and delays associated with trying to obtain premarket clearance, approval or certification.
•Obtaining marketing authorization or certification by the FDA and foreign regulatory authorities for our diagnostic tests will take significant time and require significant research, development and clinical study expenditures and ultimately may not succeed.
•If we are unable to obtain marketing authorizations, approvals, clearances or certifications to market Prosigna in additional countries or if regulatory limitations are placed on our diagnostic kit products, our business and growth will be harmed.

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
•Developing new products involves a lengthy and complex process, and if we do not achieve our projected development and commercialization goals in the time frames we announce and expect, our business will suffer and our stock price may decline.
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
•The recently completed acquisitions of HalioDx and Decipher Biosciences presents risks and we must successfully integrate the HalioDx and Decipher Biosciences businesses to realize the financial goals that we currently anticipate.
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

We have incurred net losses since our inception. For the nine months ended September 30, 2021, we had a net loss of $65 million and as of September 30, 2021, we had an accumulated deficit of $347 million. We expect to incur additional losses in the future, and we may never achieve revenue sufficient to offset our expenses. We expect to continue to devote substantially all of our resources to increase adoption of and reimbursement for our Afirma, Percepta, Decipher, Envisia, Immunoscore and Prosigna tests, and the development of additional tests. We may never achieve or sustain profitability, and our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

Our financial results currently depend mainly on sales of our Afirma and Decipher Prostate tests, and we will need to generate sufficient revenue from these and other diagnostic solutions to grow our business.

Most of our revenue to date has been derived from the sale of our Afirma tests, which are used in the diagnosis of thyroid cancer. Our second largest source of revenue in the third quarter of 2021 was our urological tests, which we began marketing and selling following our acquisition of Decipher Biosciences in March 2021. Over the next few years, we expect to continue to derive a substantial portion of our revenue from sales of our Afirma and Decipher tests. To date, we have derived a smaller portion of our revenue from our Percepta, Prosigna and Envisia tests. Once tests are clinically validated and commercially available for patient testing, we must continue to develop and publish evidence that our tests are informing clinical decisions in order for them to receive positive coverage decisions by payers. Without coverage policies, our tests may not be reimbursed and we will not be able to recognize revenue. We cannot guarantee that tests we commercialize will gain and maintain positive coverage decisions and therefore, we may never realize revenue from tests we commercialize. In addition, we are in various stages of research and development for other diagnostic solutions that we may offer, but there can be no assurance that we will be able to identify other diseases that can be effectively addressed or, if we are able to identify such diseases, whether or when we will be able to successfully commercialize solutions for these diseases and obtain the evidence and coverage decisions from payers. If we are unable to increase sales and expand reimbursement for our Afirma, Percepta, Envisia, Decipher, Immunoscore and Prosigna tests, or develop and commercialize other solutions, our revenue and our ability to achieve and sustain profitability would be impaired, and the market price of our common stock could decline.

If we are unable to grow sales of our portfolio of tests including Percepta, Envisia, Decipher Bladder, Prosigna and Immunoscore, our business may suffer.

We have focused on developing a robust pulmonology business, led by our Percepta and Envisia products. In addition, in 2020, we acquired the Prosigna breast cancer test and, in 2021 we acquired the Decipher Bladder and Immunoscore tests. Although these products have not contributed significant revenue to date, we expect them to grow and become an increasingly important component of our strategic focus, as well as our results of operations. We plan to introduce a nasal swab test for early lung cancer detection which, together with our Percepta Genomic Atlas and the Percepta GSC, we expect to form a comprehensive lung cancer testing portfolio that we believe may improve lung cancer diagnosis and treatment decisions. However, due to the COVID-19 pandemic, pulmonologists have been focused on treatment planning and care for COVID-19 patients and we believe fewer bronchoscopy procedures have been performed where Percepta and Envisia brushings and biopsies have been taken and sent to us for genomic testing. There can be no assurance that physicians will perform bronchoscopy procedures or send brushings or biopsies to us in sufficient volumes for our revenue to recover to pre-pandemic levels or to meet our projections. Additionally, we anticipate expanding the reach of our lung, urology, bladder and breast cancer tests to international markets through the distribution of the nCounter Analysis System; if our distribution of this platform is unsuccessful, or if our products are not widely adopted internationally, our business and results of operations may be adversely affected.

We depend on a few payers for a significant portion of our revenue and if one or more significant payers stops providing reimbursement or decreases the amount of reimbursement for our tests, our revenue could decline.

Revenue for tests performed on patients covered by Medicare and UnitedHealthcare Group was 31% and 10%, respectively, of our revenue for the nine months ended September 30, 2021, compared with 24% and 11%, respectively, for the nine months ended September 30, 2020. The percentage of our revenue derived from significant payers is expected to fluctuate from period to period as our revenue fluctuates, as additional payers provide reimbursement for our tests or if one or more payers were to stop reimbursing for our tests or change their reimbursed amounts. Effective January 2012, Palmetto GBA, the regional Medicare Administrative Contractor, or MAC, that handled claims processing for Medicare services over our jurisdiction at that time, issued coverage and payment determinations for our Afirma Classifiers now covered by Noridian Healthcare Solutions, the current MAC for our jurisdiction, through the Molecular Diagnostics Services Program, or MolDX program, administered by Palmetto GBA, under an LCD.

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

Decipher Prostate Biopsy and Decipher Prostate RP are currently reimbursed by Medicare pursuant to LCDs issued by Palmetto GBA and adopted by Noridian Healthcare Solutions, each acting as a MAC, as well as by a number of commercial payers. However, there are many commercial payers who currently do not provide reimbursement for our prostate genomic tests, or provide only limited reimbursement, and we have contracts for reimbursement with only a limited number of commercial payers for our prostate tests. Our Decipher Prostate tests were assigned a new American Medical Association Current Procedural Terminology code, or CPT code, 81542, for 2020. CPT code changes can result in a risk of an error being made in the claim adjudication process. Such errors can occur with claims submission, third-party transmission or in the processing of the claim by the payer. Claim adjudication errors may result in a delay in payment processing or a reduction in the amount of the payment we receive.

Effective July 18, 2021, Decipher Bladder is reimbursed by Medicare pursuant to LCDs issued by three MACs and Decipher Bladder is covered by a fourth MAC, Noridian Healthcare Solutions, effective as of July 25, 2021. We have not yet contracted with any commercial payers for reimbursement of Decipher Bladder. Our Decipher Bladder test was assigned a new CPT code, 0016M, for 2020.

HalioDx’s Immunoscore test is not subject to a coverage policy from Medicare or any of the MACs. Immunoscore has been assigned CPT code 0261U effective October 1, 2021.

On a five-year rotational basis, Medicare requests bids for its regional MAC services. Any future changes in the MAC processing or coding for Medicare claims for the Afirma, Percepta, Decipher or Envisia tests, for Prosigna, or for Immunoscore, could result in a change in the coverage or reimbursement rates for such products, or the loss of coverage, and could also result in increased difficulties in obtaining and maintaining coverage for future products.

On March 1, 2015, CPT code 81545 for the Afirma GEC was issued. On January 1, 2018, the Medicare Clinical Laboratory Fee Schedule payment rate for the Afirma classifier increased from $3,220 to $3,600. This rate is based on the volume-weighted median of private payer rates based on final payments made between January 1 and June 30, 2016, which we reported to the Centers for Medicare & Medicaid Services, or CMS, in 2017 as required under the Protecting Access to Medicare Act of 2014, or PAMA. In December 2019, through the Further Consolidated Appropriations Act of 2020, Congress delayed the next data reporting period from 2020 to 2021 for final payments made between January 1 and June 30, 2019, extending the applicability of the payment rates based on 2017 reporting by one year through December 31, 2021. In March 2020, through the Coronavirus Aid, Relief, and Economic Security, or CARES Act, Congress further delayed the next reporting period to 2022 for final payments made between January 1 and June 30, 2019, extending the applicability of the payment rates based on 2017 reporting through December 31, 2022. If going forward the rate is negatively updated, it may materially impact our average selling price of the test and therefore revenue.

As a result of the transition from Afirma GEC to Afirma GSC, a new CPT Category I code (81546) was established for the Afirma classifier, effective January 1, 2021. This code went through the national payment determination process for Medicare in 2020, through which CMS priced 81546 at the same rate of $3,600 as 81545. New CPT Proprietary Laboratory Analyses, or PLA, codes have also been established for Afirma Xpression Atlas (0204U) and Afirma MTC (0208U), effective October 1, 2020. CMS has priced 0204U at the same rate of $2,919.60 as CPT 81455. The new payment rates for 81546 and 0204U became effective January 1, 2021. In 2020 CMS did not price 0208U, and instead assigned the code to the “gapfilling” process, under which the individual MACs will set the payment rate for the test in 2021 based on the following four factors: 1) charges for the test and routine discounts to charges; 2) resources required to perform the test; 3) payment amounts determined by other payers; and 4) charges, payment amounts, and resources required for other tests that may be comparable or otherwise relevant. In July 2021, Veracyte submitted an application to the CPT Editorial Panel to request deletion of 0208U in order to replace the code with two new CPT codes, one for each distinct clinical situation in which Afirma MTC is provided. On October 1, the CPT Editorial Panel deleted CPT code 0208U effective January 1, 2022, so the median of MAC gapfill rates will not take effect on January 1, 2022.

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

HalioDx’s Immunoscore test has been assigned CPT code 0261U effective October 1, 2021. The Immunoscore code is currently going through the national payment determination process and will be either crosswalked or assigned to gapfill effective January 1, 2022. There is no assurance that the payment determination process will not result in a lower than expected payment rate for 0261U, or that the Medicare payment rate for Immunoscore will not decrease during a future reporting cycle under PAMA.

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

We expect to continue to focus substantial resources on increasing adoption, coverage and reimbursement for the Afirma, Percepta, Envisia, Immunoscore and Decipher tests, Prosigna and any other future tests we may develop. We believe it will take several years to achieve coverage and contracted reimbursement with a majority of third-party payers. We cannot predict whether, under what circumstances, or at what payment levels payers will reimburse for our tests. Also, payer consolidation is underway and creates uncertainty as to whether coverage and contracts with existing payers will remain in effect. Finally, if there is a decrease in the Medicare payment rates for our tests, the payment rates for some of our commercial payers may also decrease if they tie their allowable rates to the Medicare rates. Reductions in private payer amounts could decrease the Medicare payment rates for our tests under PAMA. Our failure to establish broad adoption of and reimbursement for our tests, or our inability to maintain existing reimbursement from payers, will negatively impact our ability to generate revenue and achieve profitability, as well as our future prospects and our business.

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

The Afirma genomic classifier is included in most physician practice guidelines in the United States for the assessment of patients with thyroid nodules. However, historical practice recommended a full or partial thyroidectomy in cases where cytopathology results were indeterminate to confirm a diagnosis. Our lung products are not yet integrated into practice guidelines and physicians may be reluctant to order tests that are not recommended in these guidelines. The Prosigna test is included in practice guidelines in the United States and internationally but faces competition from other products globally. Because our Afirma, Percepta, Envisia, Decipher Prostate Biopsy, Decipher Prostate RP, Decipher Bladder, and Immunoscore testing services are performed by our certified laboratories under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, rather than by the local laboratory or pathology practice, pathologists may be reluctant to support our testing services as well. Guidelines that include our tests currently may subsequently be revised to recommend another testing protocol, and these changes may result in physicians deciding not to use our tests. Lack of guideline inclusion could limit the adoption of our tests and our ability to generate revenue and achieve profitability. To the extent international markets have existing practices and standards of care that are different than those in the United States, we may face challenges with the adoption of our tests in international markets.

The strength of the clinical data supporting the use of the Decipher Prostate Biopsy and Decipher Prostate RP tests have led to the tests’ inclusion in national guidelines. For example, in the 2020 NCCN Practice Guidelines for Prostate Cancer, the Decipher Prostate RP test is “recommended” for use to improve therapy decision making. It is the only test to achieve this designation for post-surgery patients with localized prostate cancer. Further, in September 2021, the 2022 NCCN guidelines were released and recommend specific treatment decisions for patients based on their Decipher Prostate RP score.

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

We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations mandate specific personnel qualifications, facilities administration, quality systems, inspections, and proficiency testing. CLIA certification is also required for us to be eligible to bill state and federal healthcare programs, as well as many private third-party payers. To renew these certifications, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratories. If we fail to maintain CLIA certificates in our South San Francisco, California, San Diego, California, Austin, Texas, Marseille, France or Richmond, Virginia laboratory locations, we would be unable to bill for services provided by state and federal healthcare programs, as well as many private third-party payers, which may have an adverse effect on our business, financial condition and results of operations.

We are also required to maintain state licenses to conduct testing in our laboratories. California, New York, and Texas, among other states’ laws, require that we maintain a license and comply with state regulation as a clinical laboratory. Other states may have similar requirements or may adopt similar requirements in the future. In addition, all of our clinical laboratories are required to be licensed on a test-specific basis by New York State. We have received approval for the Afirma, Percepta, Envisia, Decipher Prostate and Decipher Bladder tests, and will be seeking approval for the Immunoscore test. We will be required to obtain approval for other tests we may offer in the future. If we were to lose our CLIA certificate or California license for our South San Francisco, San Diego, or Richmond laboratories, whether as a result of revocation, suspension or limitation, we would no longer be able to perform our molecular tests, which would eliminate our primary source of revenue and harm our business. If we fail to meet the state licensing requirements for our Austin laboratory, we would need to move the receipt and storage of fine needle aspirations, or FNAs, as well as the slide preparation for cytopathology, to South San Francisco, which could result in a delay in processing tests during that transition and increased costs. If we were to lose our CLIA certificate for our Marseille or Richmond laboratories, whether as a result of revocation, suspension or limitation, we would no longer be able to perform our Immunoscore test. If we were to lose our licenses issued by New York or by other states where we are required to hold licenses, we would not be able to test specimens from those states. New tests we may develop may be subject to new approvals by regulatory bodies such as New York State, and we may not be able to offer our new tests until such approvals are received.

If our general strategy of seeking growth through acquisitions and collaborations is not successful, or if we do not successfully integrate companies or assets that we acquire into our business, our prospects and financial condition will suffer.

As an element of our growth strategy, we may pursue opportunities to license assets or purchase companies or assets that we believe would complement our current business or help us expand into new markets. For example, in December 2019, we acquired the nCounter Analysis System and Prosigna test from NanoString, in March 2021, we acquired Decipher Biosciences, and in August 2021, we acquired HalioDx. We may pursue additional acquisitions of complementary businesses or assets as part of our business strategy. There can be no assurance that we will successfully integrate the assets acquired from such acquisitions into our existing business, in general, or that our exclusive worldwide license to the nCounter Analysis System for in vitro diagnostic use granted by NanoString will allow us to expand our international reach as anticipated. This and any future acquisitions made by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Integration of acquired companies or businesses we may acquire in the future also may require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, joint venture or investment.

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

We have previously entered into technology licensing and collaboration arrangements, such as our collaborations with Johnson & Johnson in December 2018, with Acerta Pharma, the hematology research and development arm of AstraZeneca, in December 2019 and with CareDx in May 2020, as well as our investment in MAVIDx in July 2020, which reflect an important element of our business strategy. We also may pursue additional strategic alliances that leverage our core technology and industry experience to expand our offerings or distribution, or make investments in other companies. However, we have limited experience with respect to the formation of strategic alliances and joint ventures. There can be no assurance that we will successfully identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any technology license, strategic alliance, joint venture or investment.

COVID-19 has had an adverse effect on our business, results of operations and financial condition.

COVID-19 has caused significant volatility in financial markets and has raised the prospect of an extended global recession. Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions and quarantines, have contributed to a general slowdown in the global economy, adversely impacted patients, physicians, customers, suppliers, third-party contract manufacturers, and collaboration partners, and disrupted our operations. Changes in our operations in response to COVID-19 or employee illnesses resulting from the pandemic may result in inefficiencies or delays, including in sales and product development efforts and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession planning, employees working remotely or teleconferencing technologies. As of September 30, 2021, the FDA has approved one vaccine and issued Emergency Use Authorizations, or EUAs, for two vaccines. Although vaccines are increasingly available in the United States and Europe, there can be no guarantee that the vaccines will be effective against new strains of the virus or that the vaccines will be broadly accepted. Also there can be no guarantee that federal, state, local and foreign agencies will not continue to take other cautionary steps to combat the virus to reduce the incidence of new cases, which could negatively impact our volumes and revenue and limit our ability to reliably forecast our test volumes and levels of revenue.

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

•Reduced patient demand for, or provider capacity to deliver, diagnostic testing and elective procedures generally (which may impact our ability to deliver to our revenue estimates).

•Disruptions of the operations of our third-party contract manufacturers and suppliers, which could impact our ability to purchase components at efficient prices and in sufficient amounts.

•We may need to raise capital, and if we raise capital by issuing equity securities, our common stock may be diluted.

•The market price of our common stock may drop or remain volatile.

•Inability of healthcare providers to deliver anticipated testing volumes due to temporary or permanent staff attrition as a result of vaccine mandates.

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

Our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts for various reasons, including in response to the way we recognize revenue, which may cause our stock price to fluctuate or decline.

Our quarterly financial and operating results depend on sales of our products in the markets we operate and are sensitive to a number of factors, including patient and clinician demand, market condition, and the prevalence of the indications we seek to address. In addition, we cannot be sure that we will be able to successfully complete development of or commercialize any of our planned future products, or that they will prove to be capable of reliably being used. Before we can successfully develop and commercialize any of our currently planned or other new diagnostic solutions, we will need to:

•conduct substantial research and development;
•obtain the necessary testing samples and related data;
•conduct clinical validation studies;
•expend significant funds;
•expand and scale-up our laboratory processes;
•expand and train our sales force;
•gain acceptance from ordering clinicians at a larger number of hospitals;
•gain acceptance from ordering laboratories associated with hospitals and payers; and
•seek and obtain regulatory clearances, approvals or certifications of our new solutions, as required by applicable regulations.

This process involves a high degree of risk and may take up to several years or more. Our test development and commercialization efforts may be delayed or fail for many reasons, including:

•failure of the test at the research or development stage;
•difficulty in accessing suitable testing samples, especially testing samples with known clinical results;
•lack of clinical validation data to support the effectiveness of the test;
•delays resulting from the failure of third-party suppliers or contractors to meet their obligations in a timely and cost-effective manner;
•failure to obtain or maintain necessary clearances, approvals or certifications to market the test; or
•lack of commercial acceptance by patients, clinicians or third-party payers.

Few research and development projects result in commercial products, and success in early clinical studies often is not replicated in later studies. At any point, we may abandon development of new diagnostic solutions, or we may be required to expend considerable resources repeating clinical studies, which would adversely impact the timing for generating potential revenues from those new diagnostic solutions. In addition, as we develop diagnostic solutions, we will have to make additional investments in our sales and marketing operations, which may be prematurely or unnecessarily incurred if the commercial launch of a test is abandoned or delayed. If a clinical validation study fails to demonstrate the prospectively defined endpoints of the study, we would likely abandon the development of the test or test feature that was the subject of the clinical trial, which could harm our business.

In addition, we recognize test revenue upon delivery of the patient report to the prescribing physician based on the amount we expect to ultimately realize. We determine the amount we expect to ultimately realize based on payer reimbursement history, contracts, and coverage. Upon ultimate collection, the amount received is compared to the estimates and the amount accrued is adjusted accordingly. We cannot be certain as to when we will receive payment for our diagnostic tests, and we must appeal negative payment decisions, which delays collections. Should judgments underlying estimated reimbursement change or be incorrect at the time we accrued such revenue, our financial results could be negatively impacted in future quarters. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. In addition, these fluctuations in revenue may make it difficult for us, for research analysts and for investors to accurately forecast our revenue and operating results. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.

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

The ACA, enacted in March 2010, made changes that significantly affected the pharmaceutical and medical device industries and clinical laboratories. Along with the now-repealed 2.3% excise tax on the sale of certain medical devices sold outside of the retail setting, other significant measures contained in the ACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The ACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. In addition, various efforts to amend the ACA are ongoing. We cannot predict if, or when, the ACA will be amended, and cannot predict the impact that an amendment of the ACA will have on our business.

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

We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the United States in which we do or may do business, or the effect any future legislation or regulation will have on us. The taxes imposed by the new federal legislation, cost reduction measures and the expansion in the role of the U.S. government in the healthcare industry may result in decreased revenue, lower reimbursement by payers for our tests or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations. In addition, sales of our tests outside the United States subject our business to foreign regulatory requirements and cost-reduction measures, which may also change over time.

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

PAMA includes a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS and the Physician Fee Schedule would report on a triennial basis (or annually for ADLTs), private payer rates and volumes for their tests with specific CPT codes based on final payments made during a set data collection period (the first of which was January 1 through June 30, 2016). We believe that PAMA and its implementing regulations are generally favorable to us. We reported to CMS the data required under PAMA before the March 31, 2017 deadline. The new payment rate for the Afirma genomic classifier based on the volume-weighted median of private payer rates took effect January 1, 2018, increasing from $3,220 to $3,600 through December 31, 2020. In December 2019, through the Further Consolidated Appropriations Act of 2020, Congress delayed the next data reporting period from 2020 to 2021 for final payments made between January 1 and June 30, 2019, extending the applicability of the current rate for Afirma through December 31, 2021. In March 2020, through the CARES Act, Congress further delayed the next reporting period to 2022 for final payments made between January 1 and June 30, 2019, extending the applicability of the payment rates based on 2017 reporting through December 31, 2022. There can be no assurance that the payment rate for Afirma or Prosigna will not decrease in the future or that the payment rates for Afirma Xpression Atlas, Afirma MTC, Percepta, Decipher Prostate Biopsy, Decipher Prostate RP, Decipher Bladder or Immunoscore will not be adversely affected by the PAMA law and regulations.

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

There have also been substantial changes to the payment structure for physicians, including those passed as part of the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which was signed into law on April 16, 2015. MACRA created the Merit-Based Incentive Payment System which, beginning in 2019, more closely aligns physician payments with composite performance on performance metrics similar to three existing incentive programs (i.e., the Physician Quality Reporting System, the Value-based modifier program and the Electronic Health Record Meaningful Use program) and incentivizes physicians to enroll in alternative payment methods. At this time, we do not know whether these changes to the physician payment systems will have any impact on orders or payments for our tests.

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

In December 2020, in its enactment of the CAA, Congress enacted the No Surprises Act. This law, which takes effect January 1, 2022, prohibits an out-of-network provider from billing a patient at an amount in excess of the in-network cost sharing for services furnished with respect to a visit at certain in-network health care facilities. The law establishes an independent dispute resolution process between the provider and the payer to determine the appropriate payment rate to the provider. As written, the No Surprises Act may apply to laboratory tests furnished by an independent laboratory with respect to a hospital visit. The law establishes a notice and consent exception that generally does not apply to laboratory tests, although it allows for the Secretary of the Department of Health and Human Services, or HHS, to apply the exception to certain advanced tests. Details on the applicability of the No Surprises Act, any applicability of the notice and consent exception to advanced tests, and the rules governing the independent dispute resolution process may be determined in rulemaking and subregulatory guidance from HHS, the Department of Labor, and the Department of the Treasury in 2021. The first set of regulations was issued as an Interim Final Rule on July 1, 2021, and the second set was issued as an Interim Final Rule on September 30, 2021. The No Surprises Act, and regulations and subregulatory guidance promulgated thereunder, could limit our ability to achieve payment in full for our testing services.

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

If the FDA or foreign authorities were to begin regulating those of our tests that are not currently regulated, we could incur substantial costs and delays associated with trying to obtain premarket clearance, approval or certification.

Clinical laboratory tests have long been subject to comprehensive regulations under CLIA, as well as by applicable state laws. Most laboratory developed tests, or LDTs, are not currently subject to regulation under the FDA's enforcement discretion policy, although reagents, instruments, software or components provided by third parties and used to perform LDTs may be subject to regulation. While the FDA maintains its authority to regulate LDTs, it has chosen to exercise its enforcement discretion not to enforce the premarket review and other applicable medical device requirements for LDTs. We believe that the Afirma, Percepta, Envisia, Decipher Prostate Biopsy, Decipher Prostate RP, and Decipher Bladder classifiers, as well as Immunoscore, are LDTs that fall under the FDA's enforcement discretion policy. In October 2014, the FDA issued draft guidance, entitled "Framework for Regulatory Oversight of LDTs," proposing a risk-based framework of oversight and a phased-in enforcement of premarket review requirements for most LDTs. In 2016, the FDA announced that it would not be finalizing the guidance.

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

The HHS issued a public statement on August 9, 2020 purporting to rescind FDA’s policies regarding the premarket review of LDTs. According to the HHS statement, FDA will not require premarket review of LDTs unless it first engages in notice-and-comment rulemaking. Questions remain regarding the scope of the HHS statement’s applicability and whether other FDA regulatory requirements may apply to LDTs. It is also unclear to what extent this remains the policy of HHS since the change in Administration following the U.S. general election in November 2020. There is no guarantee that the HHS policy will not be revised, that legislation reforming the federal government’s regulation of LDTs will not be passed, or that LDTs will otherwise continue to be able to operate without first receiving FDA premarket review. How the HHS policy as well as future legislation by federal and state governments and actions by the FDA will impact the industry remain unclear.

In addition, changes in the way the European Union, or EU, regulates LDTs could result in additional expenses for offering our current and any future tests or possibly delay or suspend development, or commercialization of such tests. In the EU, LDTs are exempt from the regulations that govern medical devices and in vitro diagnostic medical devices under certain conditions. The EU In Vitro Diagnostic Medical Devices Directive (Directive 98/79/EC), or IVDD, currently governs the exemptions applicable to LDTs. However, the EU regulatory landscape is evolving and when the EU Regulation (EU) 2017/746 of April 5, 2017, repealing Directive 98/79/EC and Commission Decision 2010/227/EU, referred to as the IVD Medical Devices Regulation, or IVDR, becomes applicable on May 26, 2022, the general safety and performance requirements set out in Annex I will also be applicable to devices manufactured and used only within health institutions. The exemptions provided under the IVDR for LDTs remain to be further interpreted and clarified. If our tests do not qualify for an exemption, we may be subject to the full application of the IVDR with respect to some or all of our existing, as well as future, tests, and we would be required to expend additional time and resources to complying with the requirements of the IVDR.

If the FDA or foreign authorities were to require us to seek clearance, approval or certification for our existing tests or any of our future products for clinical use, we may not be able to obtain such approvals or certifications on a timely basis, or at all. While we believe our Afirma, Percepta, Envisia, Decipher Prostate Biopsy, Decipher Prostate RP and Decipher Bladder classifiers, as well as Immunoscore, would likely qualify for the “grandfathered” tests treatment, there can be no assurance of what the FDA might ultimately require if it issues a rule. If premarket reviews or certifications are required, our business could be negatively impacted if we are required to stop selling our products pending their clearance, approval or certification. In addition, the launch of any new products that we develop could be delayed by the implementation of future FDA or foreign regulations. The cost of complying with premarket review or certification requirements, including obtaining clinical data, could be significant. In addition, future regulation by the FDA or foreign authorities could subject our business to further regulatory risks and costs. Failure to comply with applicable regulatory requirements of the FDA or foreign authorities could result in enforcement action, including receiving untitled or warning letters, fines, injunctions, or civil or criminal penalties. Any such enforcement action would have a material adverse effect on our business, financial condition and operations. In addition, our sample collection containers are listed as Class I devices with the FDA. If the FDA were to determine that they are not Class I devices, we would be required to file 510(k) applications and obtain FDA clearance to use the containers, which could be time consuming and expensive.

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

Obtaining marketing authorization or certification by the FDA and foreign regulatory authorities for our diagnostic tests will take significant time and require significant research, development and clinical study expenditures and ultimately may not succeed.

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

Sales of our diagnostic products outside the United States are subject to foreign regulatory requirements governing clinical studies, vigilance reporting, marketing approval, manufacturing, regulatory inspections, product licensing, pricing and reimbursement. These regulatory requirements vary greatly from country to country. As a result, the time required to obtain approvals or certifications outside the United States may differ from that required to obtain FDA marketing authorization, and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. Marketing authorization from the FDA does not ensure approval or certification by regulatory authorities in other countries, and approval or certification by any foreign regulatory authority does not ensure marketing authorization or certifications by regulatory authorities in other countries or by the FDA. Foreign regulatory authorities could require additional testing beyond what the FDA requires. In addition, the FDC Act imposes requirements on the export of medical devices, such as labeling requirements, and foreign governments impose requirements on the import of medical devices from the United States. Failure to comply with these regulatory requirements or to obtain required approvals, clearances, and export certifications could impair our ability to commercialize our diagnostic products outside of the United States.

For instance, in order to sell our products in the EU, our products must comply with the essential requirements of the IVDD. Compliance with these requirements is a prerequisite to be able to affix the European Conformity, or CE, mark to our products, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must meet the essential requirements laid down in Annex I to the IVDD including the requirement that an in vitro diagnostic medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performances intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. To demonstrate compliance with the essential requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. As a general rule, demonstration of conformity of in vitro diagnostic medical devices and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence.

Except for (general) in vitro diagnostic medical devices, where the manufacturer can self-declare the conformity of its products with the essential requirements of the IVDD, a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. The notified body would typically audit and examine the product’s technical file and the manufacturer’s quality system (notified body must presume that quality systems which implement the relevant harmonized standards – which is ISO 13485:2016 for Quality Management Systems – conform to these requirements). If satisfied that the relevant product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE Mark to the device, which allows the device to be placed on the market throughout the EU. If we fail to remain in compliance with applicable EU laws and directives, we would be unable to continue to affix the CE mark to our products, which would prevent us from selling them within the EU and European Economic Area, or EEA (which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland).

The EU regulatory landscape concerning medical devices is evolving and a new regulation governing in vitro diagnostic medical devices will become applicable on May 26, 2022 the new requirements of which may have a significant effect on the way we conduct our business in the EU and the EEA.

On January 1, 2021 onwards, the Medicines and Healthcare Products Regulatory Agency, or MHRA became the sovereign regulatory authority responsible for the Great Britain (i.e. England, Wales and Scotland) medical device market according to the requirements provided in the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) that sought to give effect to the three pre-existing EU directives governing active implantable medical devices, general medical devices and in vitro diagnostic medical devices whereas Northern Ireland continues to be governed by EU rules according to the Northern Ireland Protocol. Following the end of the Brexit transitional period on January 1, 2021, new regulations require medical devices to be registered with the MHRA (but manufacturers will be given a grace period of four to 12 months to comply with the new registration process) before being placed on Great Britain market. The MHRA will only register devices where the manufacturer or their United Kingdom Responsible Person has a registered place of business in the United Kingdom. Manufacturers based outside the United Kingdom will need to appoint a U.K. Responsible Person that has a registered place of business in the United Kingdom to register devices with the MHRA in line with the grace periods. By July 1, 2023, in Great Britain, all medical devices will require a UK Conformity Assessed, or UKCA, mark but CE marks issued by EU notified bodies will remain valid until this time. Manufacturers may choose to use the UKCA mark on a voluntary basis until June 30, 2023. However, UKCA marking will not be recognized in the EU. The rules for placing medical devices on the market in Northern Ireland, which is part of the United Kingdom, differ from those in the rest of the United Kingdom. Compliance with this legislation is a prerequisite to be able to affix the UKCA mark to our products, without which they cannot be sold or marketed in Great Britain.

Under the terms of the Northern Ireland Protocol, Northern Ireland will follow EU rules on medical devices and devices marketed in Northern Ireland will require assessment according to the EU regulatory regime. Such assessment may be conducted by an EU notified body, in which case a CE mark will be required before placing the device on the market in the EU or Northern Ireland. Alternatively, if a UK notified body conducts such assessment, a ‘UKNI’ mark will be applied and the device may only be placed on the market in Northern Ireland and not the EU.

If we are unable to obtain marketing authorizations or certifications, approvals, clearances or certifications to market Prosigna or our other assays on the nCounter Analysis System in additional countries or if regulatory limitations are placed on our diagnostic kit products, our business and growth will be harmed.

The FDA cleared the Prosigna test for marketing in the United States. Prosigna is CE marked which permits us to market the test in the EU and Prosigna received marketing authorizations in selected other jurisdictions. We intend to seek regulatory authorizations or certifications for Prosigna in other jurisdictions and, potentially, for other indications.

On April 5, 2017, the IVDR, was adopted to establish a modernized and more robust EU legislative framework, with the aim of ensuring better protection of public health and patient safety. Unlike directives, the IVDR does not need to be transposed into national law and therefore reduces the risk of discrepancies in interpretation across the different European markets. The IVDR increases the regulatory requirements applicable to in vitro diagnostics in the EU and would require that we re-classify and obtain new certificates of conformity for our existing CE-marked IVD products by May 25, 2022 unless a transitional provision applies to our current certificates.

The EU-UK Trade and Cooperation Agreement, or TCA, came into effect on January 1, 2021. The TCA does not specifically refer to medical devices. However, as a result of Brexit, the EU Medical Devices Regulation will not be implemented in the UK, and previous legislation that mirrored the EU Medical Devices Regulation in the UK law has been revoked. The regulatory regime for medical devices in Great Britain (England, Scotland and Wales) will continue to be based on the requirements derived from current EU legislation, and the UK may choose to retain regulatory flexibility or align with the EU Medical Devices Regulation going forward. CE markings will continue to be recognized in the UK, and certificates issued by EU-recognized notified bodies will be valid in the UK, until June 30, 2023. For medical devices placed on the market in Great Britain after this period, the UKCA, marking will be mandatory. In contrast, UKCA marking and certificates issued by UK notified bodies will not be recognized on the EU market. The TCA does provide for cooperation and exchange of information in the area of product safety and compliance, including market surveillance, enforcement activities and measures, standardization related activities, exchanges of officials, and coordinated product recalls (or other similar actions). For medical devices that are locally manufactured but use components from other countries, the “rules of origin” criteria will need to be reviewed. Depending on in which countries products will ultimately be sold, manufacturers may start seeking alternative sources for components if this would allow them to benefit from no tariffs. The rules for placing medical devices on the Northern Ireland market will differ from those in Great Britain. These modifications may have an effect on the way we intend to conduct our business in these countries.

In addition, pursuant to our collaborations with pharmaceutical companies for the development of companion diagnostic tests for use with their drugs, we are responsible for obtaining regulatory authorizations or certifications to use the companion diagnostic tests in clinical trials as well as the marketing authorizations or certifications to sell the companion diagnostic tests following completion of such trials. Some of the compensation we expect to receive pursuant to these collaborations is based on the receipt of marketing authorizations or certifications. Any failure to obtain marketing authorizations or certifications for our diagnostic kits in a particular jurisdiction may also reduce sales of the nCounter Analysis System for clinical use in that jurisdiction, as the lack of a robust menu of available diagnostic tests would make those systems less attractive to testing laboratories.

In the EU, there is currently no legal definition or classification system for companion diagnostics. Companion diagnostics are deemed to be in vitro diagnostic medical devices, governed by the IVDD, and are required to conform with the essential requirements of the IVDD. The conformity assessment varies according to the type of in vitro diagnostic medical device. As there is currently no classification system for companion diagnostics, the conformity assessment will vary depending on the companion diagnostics’ characteristics and they will be either subject to a conformity assessment by a notified body or to a self-assessment by the manufacturer (without the intervention of a notified body).The regulation of companion diagnostics will be subject to further requirements once the IVDR will become applicable on May 26, 2022. The IVDR introduces a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue a certificate of conformity, the notified body will have to seek a scientific opinion from the European Medicines Agency on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, the medicinal product is already authorized through the centralized procedure, or a marketing authorization application for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national competent authority or the European Medicines Agency.

We cannot assure investors that we will be successful in obtaining or maintaining regulatory clearances, certifications, approvals, or marketing authorizations. If we do not obtain or maintain regulatory clearances, certifications, approvals, or marketing authorizations for future diagnostic kit products or expand future indications for diagnostic purposes, if additional regulatory limitations are placed on our diagnostic kit products or if we fail to successfully commercialize such products, the market potential for our diagnostic kit products would be constrained, and our business and growth prospects would be adversely affected.

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

Other regulatory bodies may also issue guidelines and regulations that could impact the development of our products, including companion diagnostic tests. For example, the European Medicines Agency, the EU agency which is responsible for the scientific evaluation of medicines centrally approved in the EU, recently launched an initiative to determine guidelines for the use of genomic biomarkers in the development and lifecycle of drugs. The guidelines may impose greater requirements for demonstrating the clinical validity and utility of our biomarker-based tests and may interfere with our ability to develop companion diagnostics or otherwise obtain or maintain marketing authorization or certifications for our diagnostic tests.

The IVDR increases the regulatory requirements applicable to in vitro diagnostics in the EU and would require that we re-classify and obtain new certificates of conformity for our existing CE-marked IVD products by May 25, 2022 unless a transitional provision applies to our current certificates.

The IVDR will become applicable five years after publication (on May 26, 2022) and once applicable, the IVDR will among other things:

•strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
•establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•establish explicit provisions on importers’ and distributors’ obligations and responsibilities;

•impose an obligation to identify a responsible person who is ultimately responsible for all aspects of compliance with the requirements of the new regulation;
•improve the traceability of medical devices throughout the supply chain to the end-user or patient through the introduction of a unique identification number, to increase the ability of manufacturers and regulatory authorities to trace specific devices through the supply chain and to facilitate the prompt and efficient recall of medical devices that have been found to present a safety risk;
•set up a central database (Eudamed) to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•strengthen rules for the assessment of certain high-risk devices that may have to undergo an additional check by experts before they are placed on the market.

Due to a severe shortage of capacity of the European notified bodies designated for IVDR certification to assess all IVD devices that will require notified body certification under IVDR, it is widely recognized that not all applications for assessment will be approved before the deadline. Failure to secure these re-certifications in time will halt our ability to commercialize our products in relevant countries. Currently our tests that require recertification are Prosigna and Immunoscore. Moreover, complying with the stricter regulatory requirements of the IVDR, including with respect to clinical evaluation requirements, quality systems, and post-market surveillance, may require us to incur significant expenditures. Failure to meet these requirements could adversely impact our business in the EU and EEA and other regions that tie their product registrations or regulations to the EU requirements.

The TCA does not specifically refer to medical devices. However, as a result of Brexit, the EU Medical Devices Regulation will not be implemented in the UK, and previous legislation that mirrored the EU Medical Devices Regulation in the UK law has been revoked. The regulatory regime for medical devices in Great Britain (England, Scotland and Wales) will continue to be based on the requirements derived from current EU legislation, and the UK may choose to retain regulatory flexibility or align with the EU Medical Devices Regulation going forward. CE markings will continue to be recognized in the UK, and certificates issued by EU-recognized notified bodies will be valid in the UK, until June 30, 2023. For medical devices placed on the market in Great Britain after this period, the UKCA, marking will be mandatory. In contrast, UKCA marking and certificates issued by UK notified bodies will not be recognized on the EU market. The TCA does provide for cooperation and exchange of information in the area of product safety and compliance, including market surveillance, enforcement activities and measures, standardization related activities, exchanges of officials, and coordinated product recalls (or other similar actions). For medical devices that are locally manufactured but use components from other countries, the “rules of origin” criteria will need to be reviewed. Depending on in which countries products will ultimately be sold, manufacturers may start seeking alternative sources for components if this would allow them to benefit from no tariffs. The rules for placing medical devices on the Northern Ireland market will differ from those in Great Britain. These modifications may have an effect on the way we intend to conduct our business in these countries.

We may also be subject to additional FDA or foreign regulatory authority post-marketing obligations or requirements by the FDA or foreign regulatory authority to change our current product classifications which would impose additional regulatory obligations on us. The promotional claims we can make for Prosigna are limited to the indications for use in the United States as cleared by the FDA or outside the United States as authorized or certified by the applicable regulatory authority. If we are not able to maintain regulatory compliance, we may not be permitted to market our medical device products and/or may be subject to enforcement actions by the FDA or other governmental authorities such as the issuance of warning or untitled letters, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution. In addition, we may be subject to similar regulatory regimes of foreign jurisdictions as we continue to commercialize our products in new markets outside of the United States and Europe. Adverse notified body, EU Competent Authority or FDA or global regulatory authority action in any of these areas could significantly increase our expenses and limit our revenue and profitability.

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

We believe our primary competition in pulmonology with our Percepta and Envisia classifiers will similarly come from traditional methods used by physicians to diagnose the related diseases. For the Percepta test, we expect competition from companies focused on lung cancer such as Biodesix, Inc. We believe our principal competitor in the breast cancer diagnostics market is Exact Sciences, Inc., which currently commands a substantial majority of the market. Other competitors in the breast cancer diagnostics market include Myriad Genetics, Inc. and Agendia, Inc. As we expand our portfolio of tests to address clinical questions across the clinical care continuum, we may also face competition from companies focused on screening at-risk patients for cancer or companies informing treatment decisions such as Guardant Health or Foundation Medicine, Inc. Competition could also emerge from competitors, including GRAIL, Inc. (which was acquired by our supplier Illumina Inc. in August 2021), using alternative samples, such as blood, urine or sputum. However, such “liquid biopsies” are currently being used to gauge risk of recurrence or response to treatment in patients already diagnosed with lung cancer.

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

In addition, our research and development programs and commercial laboratory operations depend on our ability to attract and retain highly skilled scientists. We may not be able to attract or retain qualified scientists and technicians in the future due to the intense competition for qualified personnel among life science businesses. Our success in the development and commercialization of advanced diagnostics requires a significant medical and clinical staff to conduct studies and educate physicians and payers on the merits of our tests in order to achieve adoption and reimbursement. We are in a highly competitive industry to attract and retain this talent. Additionally, our success depends on our ability to attract and retain qualified sales-people. We recently significantly expanded our sales force as we invest in our multi-product sales strategy, which includes assignment of a single contact to successfully develop and implement relationships with our customers. There can be no assurance that we will be successful in maintaining and growing our business. Additionally, as we increase our sales channels for new tests we commercialize, including the Percepta, Envisia, Decipher Prostate, Decipher Bladder and Immunoscore tests, as well as Prosigna, we may have difficulties recruiting and training additional sales personnel or retaining qualified sales-people, which could cause a delay or decline in the rate of adoption of our tests. Finally, our business requires specialized capabilities in reimbursement, billing, and other areas and there may be a shortage of qualified individuals. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to support our research and development, clinical laboratory, sales and reimbursement, billing and finance efforts. All of our employees are at will, which means that either we or the employee may terminate their employment at any time. We do not carry key man insurance for any of our employees.

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

We use standard industry billing codes, known as CPT codes, to bill for cytopathology. Through December 31, 2020, we used the CPT code 81545 to bill for our Afirma classifier. Effective January 1, 2021, we will use the new CPT code 81546 to bill for our Afirma classifier, and code 81545 is being retired. Effective October 1, 2020, we are using the new CPT code 0204U to bill for Afirma Xpression Atlas, and the new CPT code 0208U to bill for Afirma MTC. Effective January 1, 2021, we are using the new CPT code 81554 to bill for our Envisia classifier. Effective January 1, 2020, we are using the new CPT code 81542 to bill for Decipher Prostate Biopsy and Decipher Prostate RP tests. Effective October 1, 2020, we are using the new CPT code 0016M to bill for our Decipher Bladder test. Effective October 1, 2021, we are using the new CPT code 0261U to bill for the Immunoscore test. There is no CPT code for our Percepta classifier. Therefore, until such time that we are assigned and are able to use a designated CPT code specific to Percepta, we use “unlisted” codes for claim submissions, which can lead to delays in payers adjudicating our claims or denying payment altogether.

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

Additionally, our billing activities require us to implement compliance procedures and oversight, train and monitor our employees, challenge coverage and payment denials, assist patients in appealing claims, and undertake internal audits to evaluate compliance with applicable laws and regulations as well as internal compliance policies and procedures. Payers also conduct external audits to evaluate payments, which adds further complexity to the billing process. If the payer makes an overpayment determination, there is a risk that we may be required to return some portion of prior payments we have received. Additionally, the ACA established a requirement for providers and suppliers to report and return any overpayments received from government payers under the Medicare and Medicaid programs within 60 days of identification. Failure to identify and return such overpayments exposes the provider or supplier to liability under federal false claims laws. These billing complexities, and the related uncertainty in obtaining payment for our tests, could negatively affect our revenue and cash flow, our ability to achieve profitability, and the consistency and comparability of our results of operations.

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

Developing new products involves a lengthy and complex process, and if we do not achieve our projected development and commercialization goals in the time frames we announce and expect, our business will suffer and our stock price may decline.

From time to time, we expect to estimate and publicly announce the anticipated timing of the accomplishment of various clinical and other product development goals. The actual timing of accomplishment of these targets could vary dramatically compared to our estimates, in some cases for reasons beyond our control, including the impact of the COVID-19 pandemic. We cannot be certain that we will meet our projected targets and if we do not meet these targets as publicly announced, the commercialization of our diagnostic solutions may be delayed or may not occur at all and, as a result, our business will suffer and our stock price may decline.

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

•enforcing our intellectual property rights; and

•foreign laws and regulations equivalent to the above.

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

Many member states in the EU have adopted specific anti-gift statutes that further limit commercial practices for medical devices (including in vitro diagnostic medical devices), in particular vis-à-vis healthcare professionals and organizations. Additionally, there has been a recent trend of increased regulation of payments and transfers of value provided to healthcare professionals or entities. In addition, many EU member states have adopted national “Sunshine Acts” which impose reporting and transparency requirements (often on an annual basis), similar to the requirements in the United States, on medical device manufacturers.

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

•failure by us to obtain regulatory approvals or certifications where required for the use of our solutions in various countries;

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

The marketing, sale and use of our current or future tests could lead to product liability claims if someone were to allege that the tests failed to perform as they were designed. We may also be subject to liability for errors in the results we provide to physicians or for a misunderstanding of, or inappropriate reliance upon, the information we provide. Our Afirma classifiers are performed on FNA samples that are diagnosed as indeterminate by standard cytopathology review. We report results as benign or suspicious to the prescribing physician. Under certain circumstances, we might report a result as benign that later proves to have been malignant. This could be the result of the physician having poor nodule sampling in collecting the FNA, performing the FNA on a different nodule than the one that is malignant or failure of the classifier to perform as intended. We may also be subject to similar types of claims related to our Percepta, Envisia, Prosigna, Decipher urology tests and Immunoscore, as well as tests we may develop or acquire in the future. A product liability or errors and omissions liability claim could result in substantial damages and be costly and time consuming for us to defend. Although we maintain product liability and errors and omissions insurance, we cannot assure you that our insurance would fully protect us from the financial impact of defending against these types of claims or any judgments, fines or settlement costs arising out of any such claims. Any product liability or errors and omissions liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could cause injury to our reputation or cause us to suspend sales of our products and solutions. The occurrence of any of these events could have an adverse effect on our business and results of operations.

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

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or otherwise breached due to employee error, malfeasance or other activities. While we are not aware of any such attack or breach, if such event would occur and cause interruptions in our operations, our networks would be compromised and the information we store on those networks could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under federal, state, and international laws that protect the privacy of personal information, such as HIPAA and the EU General Data Protection Regulation, or GDPR, and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to process tests, provide test results, bill payers or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process and prepare company financial information, provide information about our tests and other patient and physician education and outreach efforts through our website, manage the administrative aspects of our business and damage our reputation, any of which could adversely affect our business.

In addition, the interpretation and application of consumer, health-related and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. Certain health-related and data protection requirements have been modified during the Public Health Emergency, or PHE, under section 319 of the Public Health Service Act first declared January 31, 2020, which was most recently extended effective July 20, 2021. We cannot predict when the PHE declaration will be lifted. In addition, we are subject to various state laws, including the California Consumer Privacy Act, or CCPA, which was enacted in California in 2018 and components of which went into effect on January 1, 2020. The CCPA, among other things, requires covered companies to provide disclosures to California consumers concerning the collection and sale of personal information, and gives such consumers the right to opt-out of certain sales of personal information. Amendments to the CCPA have been made since its enactment, and it remains unclear what, if any, further amendments will be made to this legislation or how it will be interpreted. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Risks associated with data privacy issues, including evolving laws, regulations and associated compliance efforts, may adversely impact our business and financial results.

Legislation in various countries around the world with regard to cybersecurity, privacy and data protection is rapidly expanding and creating a complex compliance environment. We are subject to many federal, state, and foreign laws and regulations, including those related to privacy, rights of publicity, data protection, content regulation, intellectual property, health and safety, competition, protection of minors, consumer protection, employment, and taxation.

Recent developments in Europe have created compliance uncertainty regarding the processing of personal data from Europe. For example, the GDPR, which became effective in the EU on May 25, 2018, applies to our activities conducted from an establishment in the EU or related to products and services that we offer to EU users. The GDPR creates new compliance obligations applicable to our business, including accountability obligations requiring data controllers and processors to maintain a record of their data processing and implement policies as part of its mandated privacy governance framework. It also requires data controllers to be transparent and disclose to data subjects how their personal data is to be used; imposes limitations on retention of personal data; introduces mandatory data breach notification requirements; and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. These obligations could cause us to change our business practices, and increases financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements). In addition, the GDPR prohibits the transfer of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws unless a data transfer mechanism has been put in place. On July 16, 2020, the Court of Justice of the European Union, or CJEU, issued a decision invalidating outright the EU-US Privacy Shield framework which companies rely on to transfer data from the EU to the United States. As a result, we may need to modify the way we treat such information.

While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. The European Commission has published revised standard contractual clauses for data transfers from the EEA: the revised clauses must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. We will be required to implement the revised standard contractual clauses, in relation to relevant existing contracts and certain additional contracts and arrangements, within the relevant time frames. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR.

Following the United Kingdom’s withdrawal from the EEA and the EU, and the expiry of the transition period, companies have to comply with both the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision, and remains under review by the Commission during this period. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. These changes will lead to additional costs and increase our overall risk exposure.

These recent developments are likely to require us to review and amend the legal mechanisms by which we make and/ or receive personal data transfers to/in the United States and other countries outside of the EEA. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services and/or the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

We apply for and in-license patents covering our products and technologies and uses thereof, as we deem appropriate, however we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. Our issued patents expire between 2021 and 2038 and are related to methods used in thyroid diagnostics, lung diagnostics, breast cancer diagnostics, urological diagnostics, colorectal cancer diagnostics and the nCounter Analysis System.

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

We have not registered certain of our trademarks in all of our potential geographic markets. If we apply to register these trademarks, our applications may not be allowed for registration in a timely fashion or at all, and our registered trademarks may not be maintained or enforced. In addition, opposition or cancellation proceedings may be filed against our trademark applications and registrations, and our trademarks may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would. If some other business in one of these markets already owns a trademark that is confusingly similar to one of our trademarks, we may be prohibited from entering that market under our trademark unless we re-brand our product in that location. Similarly, if we develop a new product line, there is no guarantee that one of our existing trademarks will be available as the brand for that new product line. Under those circumstances, we may incur the cost of developing a new trademark for this new product line.

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

Our effective tax rate may fluctuate and we may incur obligations in tax jurisdictions in excess of amounts that have been accrued.

We are subject to income taxes in the United States and various foreign jurisdictions. Our effective tax rate may be lower or higher than experienced in the past due to numerous factors, including a change in the mix of our revenue from country to country, the establishment or release of valuation allowances against our deferred tax assets, and changes in tax laws. In addition, we have recorded gross unrecognized tax benefits in our financial statements that, if recognized, would impact our effective tax rate. We are subject to tax audits in various jurisdictions, including the United States, and tax authorities may disagree with certain positions we have taken and assess additional taxes. There can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes could have a material impact on our net income or financial condition. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could have an adverse effect on our business and results of operations. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical income, projected future income, the expected timing of the reversals of existing temporary differences, and the implementation of tax-planning strategies.

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

Risks Related to our Recent Acquisitions

The recently completed acquisitions of HalioDx and Decipher Biosciences presents risks and we must successfully integrate the HalioDx and Decipher Biosciences businesses to realize the financial goals that we currently anticipate.

Risks we face in connection with the recently completed acquisition and ongoing integration of HalioDx and Decipher Biosciences include:
•We may not realize the benefits we expect to receive from these transactions, such as anticipated synergies;
•We may have difficulties managing acquired products and tests or retaining key personnel from the acquired businesses;
•We may not successfully integrate the acquired businesses as planned, there could be unanticipated adverse impacts on the acquired businesses, or we may otherwise not realize the expected return on our investments, which could adversely affect our business or operating results and potentially cause impairment to assets that we record as a part of an acquisition including intangible assets and goodwill;
•The Decipher Biosciences Merger Agreement does not provide for post-closing indemnification protection related to pre-closing Decipher Biosciences operations and, therefore, we may incur unforeseen costs as a result of Decipher Biosciences’ pre-closing activities, over which we have limited control, including Decipher Biosciences’ breach of the covenants contained in the Merger Agreement;
•Our operating results or financial condition may be adversely impacted by (i) claims or liabilities related to the acquired businesses including, among others, claims from U.S. or international regulatory or other governmental agencies, terminated employees, current or former customers or business partners, or other third parties; (ii) pre-existing contractual relationships of the acquired businesses that we would not have otherwise entered into, the termination or modification of which may be costly or disruptive to our business; (iii) unfavorable accounting treatment as a result of the acquired businesses' practices; and (iv) intellectual property claims or disputes;
•Neither HalioDx nor Decipher Biosciences was required to maintain an internal control infrastructure that would meet the standards of a public company, including the requirements of the Sarbanes-Oxley Act of 2002. The costs that we may incur to implement such controls and procedures may be substantial and we could encounter unexpected delays and challenges in this implementation. In addition, we may discover significant deficiencies or material weaknesses in the quality of HalioDx's or Decipher Biosciences' respective financial and disclosure controls and procedures;
•We may experience a failure of development activities on behalf of a HalioDx customer where HalioDx bears development risk resulting in a refund of development fees;
•We may fail to transition manufacturing of the test kits for the nCounter, currently produced by NanoString, to HalioDx’s manufacturing facility in Marseille, France in a timely manner or at all, or we may experience manufacturing irregularities or challenges in connection with the transition;
•We may not realize the anticipated accretion to our gross margins as a result of transitioning manufacturing of test kits to HalioDx;
•We may experience disagreements with the employee French work council;
•Decipher Biosciences operates in segments of the diagnostic market that we have less experience with, including urology, and our further expansion of operations into these areas could present various integration challenges and result in increased costs and other unforeseen challenges; and
•We may have failed to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring either of the acquired businesses, which could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, a diversion of management’s attention and resources, and other adverse effects on our business, financial condition, and operating results.

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

The Acquisition increases the following risks and challenges associated with conducting business outside the U.S., where we expect a growing proportion of our operations and revenue to be located:

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

We are exposed to risks associated with transactions denominated in foreign currency.

Changes in the value of the relevant currencies may affect the cost of certain items required in our operations and contractual agreements. Changes in currency exchange rates may also affect the relative prices at which we are able to sell products in the same market. Our revenues from international customers may be negatively impacted as increases in the U.S. dollar relative to our international customers local currency could make our products more expensive, impacting our ability to compete. Our costs of materials from international suppliers may increase if, in order to continue doing business with us, they raise their prices as the value of the U.S. dollar decreases relative to their local currency. Foreign policies and actions regarding currency valuation could result in actions by the United States and other countries to offset the effects of such fluctuations. Recent global financial conditions have led to a high level of volatility in foreign currency exchange rates and that level of volatility may continue, which could adversely affect our business, financial condition, or results of operations.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal controls on an annual basis. If we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. We will need to maintain and enhance the systems, processes and documentation necessary to comply with Section 404 of the Sarbanes-Oxley Act as we grow, and we will require additional management and staff resources to do so. Additionally, even if we conclude our internal controls are effective for a given period, we may in the future identify one or more material weaknesses in our internal controls, in which case our management will be unable to conclude that our internal control over financial reporting is effective. We are also required to include an attestation report from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting annually. Further, our recent acquisitions of Decipher Biosciences and HalioDx, both of which were previously private companies and were not subject to audits of internal controls, require or will require us to incorporate additional controls to such businesses, which may be difficult, costly and time-consuming. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.

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

ITEM 6.  EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Amended and Restated Offer Letter, dated August 15, 2021, between the Registrant and Rebecca Chambers					X
10.2	Change in Control and Severance Agreement, effective July 19, 2021 between Rebecca Chambers and the Registrant					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)					X

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2021

VERACYTE, INC.

By:	/s/ Rebecca Chambers
Rebecca Chambers Chief Financial Officer