Form 10-K
period 2021-12-31
VERACYTE, INC.
filed 2022-02-28
CIK 1384101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021 or

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

As of June 30, 2021, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $2.7 billion, based on the closing price of the common stock as reported on the Nasdaq Global Market for that date.

The number of shares of the registrant's Common Stock outstanding as of February 25, 2022 was 71,218,291.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

PART I

ITEM 1.    BUSINESS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "expects," "anticipates," "intends," "estimates," "plans," "believes," "continuing," "ongoing," and similar expressions are intended to identify forward-looking statements. These are statements that relate to future events and include, but are not limited to, the factors that may impact our financial results; our expectations regarding revenue; our expectations with respect to our future research and development, general and administrative and selling and marketing expenses and our anticipated uses of our funds; the impact of the COVID-19 pandemic, including the emergence of variants of COVID-19, on our business and the U.S. and global economy; our expectations regarding the return to pre-COVID-19 volume and revenue levels; changes in our executive officers; our beliefs with respect to the optimization of our processes for the analysis of ribonucleic acid, or RNA, samples; our ability to successfully integrate HalioDx and Decipher Biosciences into our business; our ability to deploy the nCounter Analysis System successfully and run our tests on this platform worldwide; our collaboration with Johnson & Johnson Services, Inc.; our belief in the importance of maintaining libraries of clinical evidence; our expectations regarding the Percepta Nasal Swab classifier for early lung cancer detection, the Percepta Genomic Atlas to help inform lung cancer treatment decisions, the Envisia classifier on the nCounter system and the LymphMark lymphoma subtyping test; our expectations regarding our diagnostic company partnerships; our ability to have the targeted Atlas platform transferred to our pulmonology indications; our expectations regarding capital expenditures; our anticipated cash needs and our estimates regarding our capital requirements; the timing and success of our transition to a single platform for all of our classifiers and tests; our ability to maintain Medicare coverage for each of our tests; our need for additional financing; potential future sources of cash; our business strategy and our ability to execute our strategy; our ability to achieve and maintain reimbursement from third-party payers at acceptable levels and our expectations regarding the timing of reimbursement; the estimated size of the global markets for our tests; the estimated number of patients who are candidates for our test; the attributes and potential benefits of our tests and any future tests we may develop to patients, physicians and payers; the factors we believe drive demand for and reimbursement of our tests; our ability to sustain or increase demand for our tests; our intent to expand into other clinical areas; our ability to develop new tests, and the timeframes for development or commercialization; our ability to get our data and clinical studies accepted in peer-reviewed publications; our dependence on and the terms of our agreement with Thyroid Cytopathology Partners, or TCP, and on other strategic relationships, and the success of those relationships; our beliefs regarding our laboratory capacity; the potential for future clinical studies to contradict or undermine previously published clinical study results; the applicability of clinical results to actual outcomes; our expectations regarding our international expansion; the occurrence, timing, outcome or success of clinical trials or studies; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive position; our compliance with federal, state and international regulations; the potential impact of regulation of our tests by the Food and Drug Administration, or FDA, or other regulatory bodies; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business; the impact of seasonal fluctuations and economic conditions on our business; our belief that we have taken reasonable steps to protect our intellectual property; our belief that our intellectual property will develop and maintain our competitive position; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; and anticipated trends and challenges in our business and the markets in which we operate. We caution you that the foregoing list does not contain all of the forward-looking statements made in this report.

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

When used in this report, all references to "Veracyte," the "company," "we," "our" and "us" refer to Veracyte, Inc., together with its consolidated subsidiaries, unless otherwise noted.

Veracyte, the Veracyte logo, HalioDx, Decipher, Decipher GRID, Afirma, Percepta, Envisia, Prosigna, LymphMark, Immunoscore, TMExplore, Brightplex, Immunosign, “Know by Design” and “More about You” are registered trademarks of Veracyte, Inc. and its subsidiaries in the U.S. and selected countries. nCounter is the registered trademark of NanoString Technologies, Inc., or NanoString, in the U.S. and selected countries and used by Veracyte under license.

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

General

We are a global diagnostics company that improves patient care by answering important clinical questions to inform diagnosis and treatment decisions throughout the patient journey in cancer and other diseases. Our growing menu of tests leverages advances in molecular science and machine learning technology to improve care for patients, enabling them to avoid risky, costly procedures and interventions, and reduce time to appropriate treatment.
Our tests address eight of the 10 most prevalent cancers by incidence in the United States. In addition to making our tests available in the United States through our central laboratories, our exclusive license to the nCounter Analysis System positions us to deliver our tests to patients worldwide through laboratories and hospitals that can perform them locally.
We develop tests that address significant unmet clinical needs in the diagnosis, prognosis and treatment of cancer and other diseases. We deploy a comprehensive strategic planning approach that broadly examines the clinical care spectrum in areas where our unique approach and expertise may potentially benefit physicians, patients and payers. In each disease area, our medical affairs and research teams focus intensely on understanding the patient journey and analyzing critical points of clinical decision-making, where having better information can impact what happens next for the patient.
Our extensive team of research, bioinformatics and clinical professionals rely on deep scientific expertise and an extensive network of practicing physicians and key opinion leaders, or KOLs, to inform new product development. This includes determining what clinical question each test should answer, where it should be positioned in the patient work-up and what sample type and technology should be used. We develop our molecular tests using advanced scientific methods, such as RNA whole-transcriptome sequencing and machine learning. Veracyte’s tests are purposefully designed to integrate easily into current physician protocols, delivering clinical utility and economic value to physicians, payers, and the healthcare system.
We currently offer tests in thyroid cancer (Afirma); prostate cancer (Decipher Prostate); breast cancer (Prosigna); lung cancer (Percepta); interstitial lung diseases (Envisia); bladder cancer (Decipher Bladder); and colon cancer (Immunoscore). Our tests for kidney cancer and lymphoma are in development, the latter as a companion diagnostic.
We serve global markets with two complementary and inter-related core models. In the United States, we offer laboratory developed tests, or LDTs, which we perform in our centralized, CLIA-certified laboratories in South San Francisco and San Diego, California, and Richmond, Virginia, supported by our cytopathology expertise in our Austin, Texas, CLIA lab. In addition, outside of the United States, we intend to offer our tests as in vitro diagnostic, or IVD, tests that run on the nCounter Analysis System by laboratories that perform them for physicians and their patients locally. We believe our broad menu of advanced diagnostic tests, combined with our ability to deliver them globally, uniquely position us in the diagnostics sector.
In the process of developing leading diagnostics across the oncology market, we have collected a significant number of patient samples and proprietary data related to various cancer types. We combine these assets with our robust machine learning core competency to further enhance our research capabilities as well as build opportunities with biopharmaceutical and other partners to leverage our data and technological expertise.
In early 2021, Veracyte acquired Decipher Biosciences, expanding our genomic testing menu into urologic cancers. The acquisition also provided Veracyte with Decipher GRID (Genomic Resource for Intelligent Discovery), a platform and database that helps drive biopharmaceutical partnerships, KOL engagement and pipeline development in urologic cancers.
In mid-2021, we acquired HalioDx SAS and HalioDx Inc., historically a wholly owned subsidiary of HalioDx SAS, (collectively referred to as “HalioDx”), giving us the capabilities and expertise to manufacture our own IVD test kits for use on the nCounter Analysis System. The acquisition also deepened our scientific expertise into the rapidly growing area of immuno-oncology, expanded our reach into colon cancer with the Immunoscore test and further strengthened our offerings to biopharmaceutical and other partners.
We were incorporated in Delaware as Calderome, Inc. in August 2006. Calderome operated as an incubator until early 2008. We changed our name to Veracyte, Inc. in March 2008.

Our Strategy

Identify unmet clinical needs
Develop high-performance diagnostics
Deliver tests to US patients through our CLIA labs
Reach global patients with our menu of IVDs
veracyte
Creating a Global Cancer Diagnostics Leader
New clinical questions
Biopharma partnerships
Data generation

Addressing Unmet Clinical Needs
We develop our diagnostic tests to address specific unmet clinical needs, enabling better-informed decisions across the patient care continuum in major cancers and other diseases. Our leadership team utilizes a robust strategic planning process to identify and assess new opportunities based on the clinical need, as well as market size, competitive landscape and alignment with our business priorities. We continually monitor the clinical and diagnostics landscape and conduct strategic initiatives to assess specific markets and new technologies.
Our experienced medical affairs team supports the process by conducting extensive diligence to understand the patient journey – from early detection to diagnosis to treatment – and determine where providing physicians with more accurate and comprehensive information can positively enhance care for patients, enabling them to avoid risky, costly procedures and interventions, and accelerate time to appropriate treatment. This assessment includes determining what specific clinical question our test should answer, where it should be positioned in the patient work-up and what sample type and technology should be used. We leverage an extensive network of practicing physicians and KOLs to inform new product development. We design our tests to integrate easily into current physician protocols, helping to deliver clinical utility and economic value to physicians, payers, and the healthcare system.
Our Scientific Approach
Our core scientific expertise, robust technology, and expanding biorepositories form the foundation of our business, fueling development of our clinical diagnostic tests, as well as our biopharmaceutical partnerships. We have proprietary methods in whole genome and targeted RNA and DNA genomic analysis, as well as in spatial immunohistochemistry, across numerous biological specimen types. This rich content feeds into our machine learning algorithms, which we utilize to create tests that answer specific clinical questions.
Genomics
In the past, clinicians made diagnostic and treatment decisions with limited cellular, imaging or clinical information. Veracyte leverages innovations in advanced genomic and other technologies to create tests that answer specific clinical questions, helping physicians and patients make better diagnoses and treatment decisions.

We utilize a comprehensive approach to developing our genomic tests, which includes building extensive, robust biorepositories of patient samples and well-curated clinical, radiological, outcome and other information from Institutional Review Board-approved clinical trials to inform our discovery and validation efforts. We develop our tests on the same type of sample on which it will be used in clinical practice, which are prospectively collected through multicenter clinical trials. Due to the complex, sometimes rare, subtypes of various diseases like cancer, we develop and train our machine learning algorithms using a diverse set of patient samples so that they are equipped to recognize patterns across the whole spectrum of conditions that may be encountered in the clinic.
We extract extensive genomic information from these patient samples before applying our proprietary machine-learning algorithms. This approach enables the algorithm to determine which genomic, clinical or other features are most relevant for developing high-performing tests, versus relying on a pre-determined set of genes derived from the literature. In addition, our bioinformatics pipelines are built to extract genomic variant content from the same assay, which may be used to develop tests that inform other decisions, such as therapy selection.
We take a platform-agnostic approach to analyzing genomic content and may in fact utilize a multitude of methodologies to develop future tests. When we developed our flagship Afirma test in thyroid cancer in 2008, microarray technologies were a cost-effective discovery technology compared to other approaches that were nascent at the time. More recently, rapid cost reductions achieved in next-generation sequencing platforms have allowed us to create tests using RNA sequencing. Using this technology, we extract rich feature sets – nuclear and mitochondrial gene expression, single nucleotide variants, RNA fusions, and copy number variants – from the RNA transcriptome of patient samples to help create the highest-resolution genomic picture possible. We continue to evaluate potential opportunities to use new genomic discoveries and technologies to further improve patient care.
We have developed proprietary technology, intellectual property and know-how for optimized methods to extract and analyze nanogram quantities of RNA from small samples derived from fine needle aspiration biopsies, bronchoscopy brushings and nasal swab collections. While others can extract RNA from these small biopsies, we believe our process is optimized and scaled for high-throughput clinical testing involving high-density microarrays and next-generation sequencing.
Machine Learning and Artificial Intelligence
Our machine learning and artificial intelligence technologies leverage our patient sample and data repositories to drive test development. We use machine learning algorithms to match genomic patterns with “clinical truth,” or the true diagnosis or clinical outcome, which allows us to predict the presence, or absence, of disease or a patient’s prognosis in a clinical setting. For biomarker discovery and product development, we utilize machine learning to select the genomic, clinical or other features from our biorepository that best distinguish the condition we are trying to identify. Our machine learning approach recognizes patterns of genes that correspond with clinical characteristics.
We train our proprietary machine learning algorithms to interpret this vast genomic data using large numbers of diverse patient samples that represent the broad spectrum of disease that our genomic tests may likely encounter in a clinical setting. In some cases, we deploy ensemble algorithms to differentiate between complex biologies. As scientific understanding continues to progress, additional features that inform disease status, such as more-refined genomic features or imaging data, can potentially help us identify clinical attributes with ever-more precision, enabling development of tests that provide even clearer answers to important clinical questions.
By leveraging our internal technology and bioinformatics capabilities across our growing database of highly-curated data for more than 350,000 patient samples, we will have the ability to further drive new product development in existing and future indications and offer unique insights to biopharmaceutical researchers.
Immuno-oncology
Our expertise in immuno-oncology enables us to translate complex tumor immune response data into actionable insights that inform clinical decision-making in cancer and also guide new drug development. We offer a unique range of immuno-oncology solutions, including the flagship Immunoscore test, which provides a score based on the precise identification and quantification of T lymphocytes infiltrating the tumor in specific regions. This personalized medicine tool has been shown to predict patient outcomes in several indications, which helps physicians determine treatment selection and timing.
We also offer Immunogram, a spatial molecular analysis and bioinformatics tool that integrates genomic, transcriptomic and proteomic data to help researchers understand the intricacies of the tumor immune microenvironment. We offer this tool as a service to biopharmaceutical partners who use it to predict patient response to immunotherapy among other uses. We believe our immuno-oncology capabilities and offerings are complementary to – and in the future may be more integrated into – our core genomic diagnostics business.

Serving the U.S. Market Through Our CLIA Labs
We launch our diagnostic tests as laboratory developed tests, or LDTs, which we perform in our Clinical Laboratory Improvement Amendments of 1988, or CLIA, certified laboratories, to serve the U.S. market. Our well-honed approach has enabled us to establish market-leading tests that are creating new standards of care across a range of clinical indications.
In each indication, our clinical and medical affairs teams work closely with key opinion leaders, or KOLs, to develop and validate our tests with deep clinical rigor. This engagement helps ensure that our tests meet the performance criteria needed to achieve physician adoption, while helping us gain KOL familiarization and support. In addition to publishing the results of clinical validation studies, we also publish analytical validation studies to establish the reproducibility of our tests across lab instruments, operators and samples. Once our tests are ready to be launched, we engage KOLs and community physicians in studies to build the clinical utility evidence needed to support coverage policies and reimbursement from Medicare and private payers. Additionally, our clinical and medical affairs teams continue to liaise with physicians on user-experience, decision impact and other studies. To date, we estimate that over 150 studies demonstrating the performance and clinical utility of our CLIA-based tests have been published in peer-reviewed medical journals.
Our ability to develop rigorous clinical evidence for our tests has enabled their inclusion in leading clinical practice guidelines, including those from the National Comprehensive Cancer Network, or NCCN. Our CLIA model enables us to manage the rollout of our tests and bill payers directly, which facilitates test adoption and helps us work directly with payers to secure payment, as well as coverage policies. We employ a team of in-house claims processing and reimbursement specialists who work with payers, physician practices and patients to optimize reimbursement. We have achieved Medicare reimbursement for many of our commercially available tests launched to date. We expect to continue to focus on increasing adoption, coverage, and reimbursement of our tests and to build upon our extensive library of clinical evidence.
Our market development and product marketing expertise help us establish the clinical need for our tests among physicians and other audiences, gain initial support from KOLs and expand commercialization once Medicare coverage is secured. Our disease-specific sales teams sell directly to physicians who specialize in each of our clinical indications, as well as others involved in deciding which diagnostic test to adopt. Our experienced marketing teams help drive market penetration through a range of strategies and tactics, including medical conference participation and events; speaker programs; digital marketing programs; advocacy group engagement and other initiatives.
Currently all of our tests in the U.S. are serviced through our own CLIA-certified laboratories in South San Francisco, San Diego, Austin, and Richmond. We manage our labs with a focus on operational excellence and continuous improvement. We measure performance using such criteria as lab-processing turnaround time, failure rates and deviation vs. control. We have an active monitoring program to ensure lab operations exceed regulatory requirements and believe we have leading operational infrastructure. We use a systematic analytical approach aimed at delivering optimal outcomes for patients and referring physicians, while driving cost and lab-efficiency improvement as we scale operations.
Driving Global Growth with Distributed IVD Tests
Once we have developed robust clinical evidence and physician adoption of our tests in the United States, we typically then drive further patient access by launching them, as appropriate, into global markets as IVD tests that are run on the nCounter Analysis System. This approach enables our tests to be performed locally in laboratories and hospitals worldwide, which we believe facilitates market access and physician adoption in Europe and other strategic global markets.
In December 2019, we acquired the exclusive worldwide license to the nCounter Analysis System for clinical IVD test use, development and commercialization. We expect this instrument platform to enable a broad range of testing through its ability to simultaneously conduct multiplex evaluation of up to 800 RNA and other targets. The nCounter Analysis System is simple to use and requires less than two hours of hands-on time, which is an up to 80 percent reduction compared to sequencing technology. These capabilities can make advanced genomic testing more accessible to patients through laboratories that previously may not have had the resources or expertise to perform such complex testing. We believe the nCounter Analysis System is a key catalyst that is enabling our transformation into a leading global diagnostics company poised for long-term growth.
With our broad menu of diagnostic tests already available in our CLIA labs in the U.S., we believe we are well positioned to develop and deliver a menu of tests for use on the nCounter Analysis System. Our acquisition of HalioDx in August 2021 provides us with a European headquarters to develop, manufacture and supply our own IVD test kits for use on the nCounter Analysis System. We plan to transition manufacturing of our tests, currently produced by NanoString in the U.S., to HalioDx’s facility in France, giving us end-to-end control of our IVD supply chain. We anticipate the vertical integration of research, development and manufacturing of the Veracyte genomic diagnostic portfolio on the nCounter Analysis System will enhance our ability to efficiently serve the global market with a broad menu of diagnostic tests.

The HalioDx team brings to Veracyte over 20 years of experience developing and helping to commercialize advanced genomic tests in-house as a service to diagnostic companies and other partners. This extensive track record with IVD tests includes a robust design-control process, quality assurance, know-how for registering tests in countries globally and commercial expertise to drive regional market access and market penetration. We believe our internal development and commercialization benefits from this experience.
Outside of the United States, our go-to-market strategy takes advantage of the collection of high-quality clinical data generated in the U.S., as well as from additional retrospective and prospective large clinical studies needed to meet any further level-of-evidence requirements by public and private payers. Documentation of the economic benefit is also required to obtain national coverage from health authorities. Our flagship IVD product, the Prosigna Breast Cancer Assay, is now reimbursed in a number of European Counties including Germany, Spain, Sweden, Denmark, Switzerland, the United Kingdom and Israel. Our customers subsequently bill third-party payers for reimbursement. We take a country-by-country approach to market access and reimbursement, working with KOLs to secure our tests’ inclusion in clinical guidelines and to educate government and other officials about the value of our products.
Our Clinical Diagnostic Tests
Our current and pipeline tests address unmet clinical needs in eight of the 10 most prevalent cancers by U.S. incidence. Our CLIA tests in the U.S. are improving diagnosis and patient care in thyroid cancer; prostate cancer; lung cancer; interstitial lung diseases including idiopathic pulmonary fibrosis; bladder cancer; and colon cancer. We currently offer IVD testing in breast cancer. To date, nearly all of our revenue has been derived from customers we serve in the United States.
Thyroid Cancer - Afirma Genomic Sequencing Classifier and Xpression Atlas
In the United States, an estimated 565,000 fine needle aspiration, or FNA, biopsies are performed annually to assess patients with potentially cancerous thyroid nodules, of which up to 30 percent of the results are indeterminate (not clearly benign or malignant) using traditional cytopathology. Historically, these patients were referred to surgery to remove all or part of their thyroid, with 70-80 percent of these nodules ultimately proving to be benign.
We developed the Afirma Genomic Sequencing Classifier, or GSC, to determine which patients with indeterminate results are actually benign so that these patients may avoid unnecessary, costly surgery that often leads to the need for lifelong daily thyroid hormone replacement drugs. The test was developed with RNA whole-transcriptome sequencing and machine learning technology to provide physicians with clinically actionable results from the same FNA biopsy used for initial cytopathology.
Strong clinical validation data for the Afirma GSC, from a multicenter cohort of prospectively collected patient samples, were published in JAMA Surgery. The findings showed that the test has a sensitivity of 91% and specificity of 68%, meaning that in a patient population with 24% cancer prevalence – which is what would be expected in clinical practice – the test can identify more than two-thirds of benign thyroid nodules, with a negative predictive value, or NPV, of 96%. The Afirma GSC and its predecessor, the Afirma Gene Expression Classifier, are supported by more than 70 peer-reviewed, published studies. These include the original clinical validation study, which was published in The New England Journal of Medicine. Afirma testing is included in leading practice guidelines and is covered by Medicare and most major commercial health plans in the United States.
As part of our offering, the Afirma Xpression Atlas, or XA, provides genomic alteration content from the same FNA samples used in Afirma GSC testing to help physicians decide, with greater confidence, on the surgical or therapeutic pathway for their patients. The test includes 593 genes, 905 variants and 235 fusions, and we believe it is the most comprehensive genomic panel of its kind in thyroid cancer.
Our sales team sells the Afirma GSC, including the Afirma XA, to endocrinologists and other physicians who perform FNA biopsies on patients with thyroid nodules. We estimate that approximately 70% of our testing volume comes from physicians in hospital or institutional settings and the remaining 30% comes from community-based practices. Physicians can order Afirma GSC testing in one of two ways: by submitting indeterminate FNA samples directly to Veracyte for genomic testing or by submitting FNA samples for initial cytopathology analysis by our partner, Thyroid Cytopathology Partners, with genomic testing performed by Veracyte when the cytopathology is indeterminate.
Prostate Cancer - Decipher Prostate Biopsy and Radical Prostatectomy, or RP, Genomic Classifiers
An estimated 268,490 men are diagnosed with prostate cancer each year in the United States. Prior to the utilization of genomics, clinicians relied solely on clinical parameters, such as prostate-specific antigen, or PSA, level and pathology to determine the appropriate treatment for each patient. But those factors alone were imprecise, which often led to overtreatment of some and under treatment of others. The Decipher Prostate cancer test results dramatically improve the physician's ability to personalize therapy for each patient and make more appropriate treatment decisions.

The Decipher Prostate cancer tests, developed through whole-transcriptome analysis and machine learning, are used across localized disease to predict a patient’s risk of progressing to metastatic disease within five years, which helps physicians determine an appropriate treatment plan. The Decipher Prostate Biopsy test is performed on a prostate biopsy sample following a cancer diagnosis to inform whether the patient is a candidate for active surveillance, needs monotherapy or may benefit from multi-modal or intensified therapy. The Decipher Prostate RP test is performed on surgical tissue to guide decision-making regarding treatment timing following radical prostatectomy and to help determine whether patients undergoing salvage radiotherapy may benefit from the addition of hormone therapy or may safely avoid hormone therapy and its side effects.
The Decipher Prostate genomic classifier is currently being investigated in seven National Cancer Institute-sponsored, phase 3, prospective, randomized controlled clinical trials; 13 phase 2/3 prospective trials; and more than 20 retrospective studies of phase 3 randomized controlled trials. Many of these trials require Decipher Prostate testing for study inclusion. The test has been featured in over 260 peer-reviewed publications.
The Decipher Prostate RP test is the only genomic prostate cancer test to receive a “recommended” designation by the National Comprehensive Cancer Network, or NCCN. Further, the 2022 NCCN Clinical Practice Guidelines for Oncology, uniquely recommend Decipher Prostate RP after radical prostatectomy and include treatment recommendations based specifically on the patient’s Decipher Prostate score. The Decipher Prostate cancer tests are covered by Medicare and commercial payers representing more than 150 million enrollees.
Breast Cancer - Prosigna Breast Cancer Assay
Breast cancer is the most common cancer and the leading cause of cancer-related death in women worldwide. In 2020, there were an estimated 2.3 million new cases of the disease and 685,000 deaths. Information about individual patients’ prognosis is the foundation of treatment decision-making and recommendations in breast cancer. However, traditional non-molecular tests are often insufficient to reliably determine patients’ individual risk of recurrence and, therefore, adequately inform therapy decisions.
The Prosigna Breast Cancer Assay is a clinically validated prognostic genomic assay that combines clinical and pathological information to help inform next steps for women with early-stage breast cancer, helping them avoid unnecessary toxic chemotherapy or under treatment. The test is performed as an IVD on the nCounter Analysis System and is offered in the U.S., EMEA and other selected markets. The test uses advanced genomic technology to inform next steps for post-menopausal women with early-stage HR+ and HER2- breast cancer, based on the genomic make-up of their disease. The test analyzes the activity of 46 genes in the PAM50 gene signature, along with clinical-pathological features, and can provide a hormone-receptor positive, early-stage breast cancer patient and their physician with a prognostic risk-of-recurrence score that indicates the probability of cancer recurrence over the next ten years. The Prosigna Breast Cancer Assay is built on the biological underpinning of disease and has shown improved performance when compared with previously-developed gene expression profiling tests and traditional immunohistochemistry. Outside of the United States, test results include the intrinsic breast cancer subtype, which can enable a more accurate assessment of tumor gene expression patterns, to complement the risk-of-recurrence score.
The Prosigna test is clinically validated in studies published in Annals of Oncology and the Journal of Clinical Oncology. Medicare coverage for Prosigna has been in effect since 2015. The test is recommended in guidelines from the National Comprehensive Cancer Network and the American Society of Clinical Oncology in the United States. Outside of the United States, the test is included in leading medical guidelines, including from the National Institute for Health and Care Excellence in the United Kingdom and the European Society for Medical Oncology, or ESMO.
The Prosigna test utilizes formalin-fixed and paraffin-embedded breast cancer tissue and is offered as an IVD test that runs on the nCounter Analysis System. The test has been CE-marked, showing that it conforms with European Union regulations, and is available for use by healthcare professionals in the European Union and other countries that recognize the CE mark, as well as in Canada, Israel, Australia, New Zealand and Hong Kong. The Prosigna test is FDA 510(k) cleared in the United States for use on the nCounter Analysis System.
In the European Union, the Prosigna test is sold to laboratories by our direct sales team, who also lead efforts to secure reimbursement and gain support among KOLs in breast cancer oncology. In the United States, we sell the Prosigna test to laboratories through our channel partners.
We estimate that the global early-stage breast cancer recurrence market is significant, with approximately 375,000 patients potentially eligible for Prosigna annually. This is comprised of approximately 111,000 patients in the United States and 250,000 in the rest of the world.

Lung Cancer Portfolio
Veracyte’s portfolio of lung cancer tests are intended to address unmet needs across the continuum of disease, which today can often result in unnecessary invasive procedures, delayed or missed diagnoses and inappropriate treatment. Collectively, our tests leverage cutting-edge genomic science and technology to provide answers and insights that enable physicians and patients to make better, faster and more confident care decisions. We currently perform the Percepta Genomic Sequencing Classifier, or GSC, and the Percepta Nasal Swab test in our CLIA laboratory. The latter was introduced in October 2021 to a limited number of sites as we work to build the evidence to support reimbursement.
Percepta Genomic Sequencing Classifier (GSC)
Lung cancer is often difficult to diagnose without invasive, risky and costly surgeries. Patients with lung nodules found on CT scans often undergo bronchoscopy – a common, nonsurgical procedure to evaluate potentially cancerous lung nodules. However, this procedure often produces inconclusive results, which can lead to unnecessary additional procedures or delays in diagnosis.
The Percepta GSC improves lung cancer diagnosis when diagnostic bronchoscopy results are inconclusive. The test, developed with RNA whole-transcriptome sequencing, identifies patients with lung nodules who are at low risk of cancer and may avoid further, invasive procedures, as well as patients at high risk of cancer so they may obtain faster diagnosis and treatment. The test is built upon foundational "field of injury" science - through which genomic changes associated with lung cancer in current and former smokers can be identified with a simple brushing of a patient's airway - without the need to sample the often hard-to-reach nodule directly.
Our Percepta test is supported by eight published scientific studies, including a clinical validation study published in The New England Journal of Medicine, which demonstrate the test’s accuracy in identifying patients who are at low risk of cancer following inconclusive results from bronchoscopy. These patients may then be monitored with CT scans in lieu of undergoing surgery - a frequent next step at this juncture of the clinical pathway. A clinical utility study published in the journal CHEST showed that use of the test significantly reduced unnecessary surgeries in the target patient population, compared to physicians’ plans prior to Percepta testing.
In 2017, we obtained Medicare coverage for Percepta, making it the first genomic test to be covered for use in lung cancer diagnosis. The test is available as a covered benefit for Medicare’s over 60 million enrollees. We estimate that half of the patients evaluated for lung cancer in the United States are covered by Medicare.
Percepta Nasal Swab Test
Lung cancer is the leading cancer killer worldwide, causing approximately 1.8 million deaths each year. Lung nodules are typically the first sign of lung cancer and cannot be ignored – however, most of them are benign. Today, physicians have limited objective tools to help accurately determine which patients with lung nodules found on CT scans have cancer and which do not. We developed the Percepta Nasal Swab test to help physicians more accurately, quickly and confidently identify lung cancer risk so that patients whose lung nodules are benign may avoid unnecessary invasive procedures and patients whose nodules are likely cancerous may proceed to further diagnostic work-up and, if necessary, treatment.
The Percepta Nasal Swab test uses the same “field of injury” principle as Percepta GSC to detect smoking-related damage associated with lung cancer in current or former smokers, but uses a sample collected non-invasively from the nasal passage. Veracyte developed the final classifier using RNA whole-transcriptome sequencing and machine learning on a training set of nasal samples from more than 1,100 patients representing a wide range of lung and tumor biology.
In clinical validation data presented at the 2021 American College of Chest Physicians, or CHEST, Annual Meeting, when the Percepta Nasal Swab test identified patients as low risk, its sensitivity was 97%, providing a negative predictive value, or NPV, of 98% in a population with the 25% cancer prevalence that would be expected in a broad cohort with suspicious lung nodules. This NPV would assist physicians in avoiding unnecessary invasive procedures in these patients with a very small likelihood of missing a cancer. When the test identified patients as high risk, its specificity was 92%, for a positive predictive value, or PPV, of 70% at a malignancy rate of 25%. This PPV would assist physicians in directing these patients to further procedures so they could obtain an accurate diagnosis and speed time to treatment, if necessary. Patients in the moderate risk group could be managed according to current clinical guidelines. We began running the Percepta Nasal Swab test in our CLIA lab in October 2021. Approximately 15 million patients are now recommended for annual lung cancer CT screening to detect potentially cancerous lung nodules early. Today, approximately 1 million Americans are screened annually for lung cancer, and about 1.6 million lung nodules are found incidentally. As a consequence we believe that approximately 1 million lung nodules every year in the U.S. require further evaluation by a pulmonologist for potential cancer.

ILD/IPF - Envisia Genomic Classifier
Each year in the United States and Europe, approximately 200,000 patients are suspected of having an interstitial lung disease, or ILD, including idiopathic pulmonary fibrosis, or IPF, which is among the most common and deadly of these lung-scarring diseases. Obtaining an accurate, timely IPF diagnosis is important given the availability of drugs that can slow the progression of this debilitating disease, as well as the need to avoid inappropriate and potentially harmful treatment. Additionally, prognostic information may help physicians determine treatment plans for patients with ILDs, including IPF.
Limitations in current technologies make IPF notoriously difficult to diagnose, often leading to treatment delays, repeated misdiagnoses, patient distress and added healthcare expenses. Physicians routinely use high-resolution computed tomography, or HRTC, imaging to identify usual interstitial pneumonia, or UIP, the pattern whose presence is essential to IPF diagnosis. This approach, however, frequently provides inconclusive results, with current guidelines recommending consideration of surgery to secure a more definitive diagnosis. Such surgeries are risky and expensive, and many patients are too frail to undergo the procedure.
The Envisia classifier is the first test of its kind for improving the diagnosis of ILDs, including IPF, without the need for surgery. The test identifies usual interstitial pneumonia, or UIP, a pattern that is essential to the diagnosis of IPF, with high accuracy on patient samples that are obtained through transbronchial biopsy, a nonsurgical procedure that is commonly used in lung evaluation.
The Envisia classifier is supported by clinical data published in eight peer-reviewed journals, including The Lancet Respiratory Medicine and American Journal of Respiratory and Critical Care Medicine. In 2018, the Fleischner Society published a white paper suggesting that molecular diagnosis with machine learning will play an increasing role in the diagnosis of IPF, when considered along with clinical and imaging features.
We obtained Medicare coverage for the Envisia classifier through the MolDX program in 2019. We estimate that half of the patients evaluated for ILDs/IPF in the United States are covered by Medicare.
Bladder Cancer - Decipher Bladder Genomic Classifier
In 2021 in the U.S., nearly 85,000 people were expected to be diagnosed with bladder cancer and over 17,000 people were expected to die of the disease. Patients diagnosed with non-metastatic muscle-invasive bladder cancer, or MIBC, often undergo neoadjuvant chemotherapy, or NAC, prior to standard-of-care radical cystectomy, even though the absolute survival benefit associated with the addition of NAC to radical cystectomy is just 5-10%. Until recently, there was no reliable way to determine which MIBC tumors would – or would not – respond to chemotherapy.
Decipher Bladder is a genomic test that measures the molecular profile of bladder cancer using gene expression analysis from transurethral resected bladder tumor specimens. The test was developed for use in bladder cancer patients with high-grade non-muscle-invasive disease who are being considered for treatment and patients with muscle-invasive disease who face the question of immediate cystectomy or systemic treatment in the neoadjuvant setting prior to cystectomy. Decipher Bladder reports the molecular subtype of the tumor specimen as Luminal or Non-Luminal (Luminal Infiltrated, Basal, Basal Claudin-Low or Neuroendocrine-like), with each subtype having distinct biological composition, clinical behavior and predicted benefit from NAC.
The Decipher Bladder test is supported by multiple peer-reviewed clinical studies demonstrating its ability to identify which patients have a higher risk of upstaging to non-organ confined disease at surgery and which patients may benefit the most from neoadjuvant therapy. The test also can be used to identify neuroendocrine-like and immune-infiltrated subtypes, which may have implications for future therapeutic strategies.
We began commercialization of the Decipher Bladder test in the fall of 2021, following final Medicare coverage for the test in July 2021. The Decipher Bladder test is the first genomic test to be covered by Medicare for patients with bladder cancer.
Colon Cancer - Immunoscore Colon Cancer Test
Approximately 1.15 million new cases of colon cancer are diagnosed worldwide each year. The Immunoscore Colon Cancer test is designed to deliver critical information to guide chemotherapy decision-making in Stage II localized colon cancer to help physicians identify patients who may be spared adjuvant chemotherapy, and in Stage III localized colon cancer to help inform optimal treatment duration for patients.
The Immunoscore platform is a tissue-based assay that combines advances in immuno-oncology science and spatial immunohistochemistry to assess lymphocytic infiltration in human tumors. This personalized medicine tool has been shown to predict patient outcomes in several indications and has been validated in an international study conducted on more than 2,500 Stage I-III colon cancer patients. These studies showed that Immunoscore is an independent prognostic factor for patient survival and that it provides the greatest contribution to patient prognostication of all assessed factors. The colon cancer test is the first commercial application of the Immunoscore platform, which Veracyte believes may also be applied to other cancers and diseases.
The Immunoscore Colon Cancer test was included in the 2020 ESMO Clinical Practice Guidelines for Diagnosis, Treatment, and Follow-up of Colon Cancer and in 2021, the test was included in the Pan-Asian adapted ESMO guidelines. Both guidelines emphasize that tumor recurrence risk-assessment and expected benefit from chemotherapy are key to the evaluation of adjuvant therapy options. In this context, the Immunoscore Colon Cancer test is recommended for its ability to refine the prognosis of stage II and stage III colon cancer patients, in conjunction with standard cancer staging known as TNM (Tumor, Node, Metastasis).
Immunoscore is commercially available as a CLIA or CE-marked test in more than 20 countries, with testing performed in Veracyte’s CLIA laboratories.
Biopharmaceutical and Other Revenue
We have formed several biopharmaceutical partnerships that derive value out of our current assets or future ones. Through development and commercialization of our tests, we have built or gained access to unique biorepositories that include extensive clinical cohorts and whole-genome RNA sequencing and other data, such as immuno-oncology.
Biopharmaceutical customers may be interested in leveraging our data to: first, understand or confirm a drug’s method of action by looking at patients’ gene expression profiles or tumor microenvironment pre- and post-treatment; second, identify predictive or prognostic biomarkers for drug response, toxicity or disease progression, which define the ideal patient subpopulation for a given therapy; and/or lastly, identify patient populations with rare genetic variations for clinical trials or existing therapies. We also offer customized biomarker testing and analytical services to our biopharmaceutical partners, helping them advance their goals.
Our immuno-oncology offerings to biopharmaceutical partners focus on the implications of the tumor microenvironment using tools such as Immunoscore, Immunosign, our Brightplex innovative technology, our Immunogram multimodal analysis platform and our Cancer Immune Atlas dedicated database. Immunogram, our multi-modal platform, provides a comprehensive understanding of the tumor immune microenvironment by seamlessly integrating data from a variety of genomic, transcriptomic, and proteomic platforms.
Additionally, we deploy our know-how in IVD test development to develop and manufacture such tests for other diagnostic companies in indications that are noncompetitive to Veracyte.
Leveraging Data Across the Business
In developing and commercializing our tests, we assemble and curate large amounts of data and clinical information that can be leveraged to advance biopharmaceutical partnerships, KOL research, and new product development. Following the acquisitions of Decipher Bioscience and HalioDx, we have more than 350,000 total patient molecular profiles, derived primarily from whole transcriptome and spatial immunohistochemistry. Our data assets and biorepositories may include RNA, DNA, variant, fusion and other genomic data, immune-response data, and well-curated clinical, radiological, outcome and other information.
Impact of COVID-19
We believe the continuation of the COVID-19 outbreak and its recent escalations due to the Delta and Omicron variants has impacted our test volumes. Our customers, third-party contract manufacturers, carriers, suppliers and collaboration partners have been affected by the closure of hospitals, doctors' offices, manufacturing sites, or country borders, among other measures put in place around the world. Layoffs, furloughs and unplanned loss of staff (due to vaccination status or other reasons) in the medical industry and otherwise during the pandemic have had, and will continue to have, negative impacts on the demand for and supply of medical care and diagnostic tests, which affects the frequency with which tests are ordered, and the ability of doctors and hospitals to administer such tests. Further the inability to travel and conduct face-to-face meetings can also make it more difficult to expand utilization of our products into new geographies and to drive awareness of our products.
Our Decipher Prostate test has been least impacted by the pandemic because our customers are mostly community-based urology practices, which generally remain more accessible to patients and our sales reps. Our Afirma thyroid cancer test has been impacted by COVID-19 because a majority of our samples come from hospital-based settings, which are less accessible to patients and our reps. We believe our pulmonology business continues to be most impacted since the bronchoscopy procedures used to collect samples for our Percepta and Envisia tests are considered elective procedures and are performed in hospital settings, which continue to be more restrictive, and these tests are ordered by pulmonologists who are currently largely preoccupied with caring for COVID-19 patients.

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
Medicare generally covers molecular diagnostic tests through the individual Medicare Administrative Contracts, or MACs. Medicare coverage for most of Veracyte’s tests is determined through the MolDX program, administered by the MAC Palmetto GBA. Through Local Coverage Determinations, or LCDs, and associated coverage articles, MolDX covers Afirma-GSC, Percepta-GSC, Envisia, Decipher Prostate, Decipher Bladder, and Prosigna. For testing services that do not fall within the scope of the MolDX program, coverage may be adjudicated by the MAC with jurisdiction over the laboratory that performs the test, either via an LCD or on a claim-by-claim basis.
Since 1984, Medicare has paid for clinical diagnostic laboratory tests, or CDLTs, on the Clinical Laboratory Fee Schedule, or CLFS, under section 1833(h) of the Social Security Act, or the SSA. Section 216(a) of the Protecting Access to Medicare Act of 2014, or PAMA, made extensive revisions to the Medicare CLFS coding, rate setting processes, and laboratory payment reporting for CDLTs, and created a new subcategory of CDLTs called Advanced Diagnostic Laboratory Tests, or ADLTs, with separate reporting and payment requirements.
In 2016, CMS issued the final rule to implement the requirements of PAMA, which significantly revised the Medicare payment system for CDLTs. The final rule was implemented on January 1, 2018, for the private payer rate-based fee schedule required by PAMA. Under the final rule, for CDLTs furnished on or after January 1, 2018, the amount Medicare pays is equal to the weighted median of private payer rates for the CDLTs, reported triennially for CDLTs, and annually for ADLTs. Congress has extended the first payment cycle under PAMA by an additional three years for CDLTs, moving the next data reporting period under PAMA from 2020 to 2023 for final private payer payments made between January 1 and June 30, 2019, extending the applicability of the payment rates that took effect in 2018 through December 31, 2023.
We submit claims to payers directly using unique American Medical Association Current Procedural Terminology, or CPT, codes when they exist for our products and services and use either miscellaneous or common CPT codes for non-proprietary testing services or when unique codes do not exist. Third-party payers, including Medicare, have specific and often complex billing rules, failure to abide by which may result in denials, audits, and/or refund requests. We work with commercial payers to establish medical coverage policies for our tests and services, negotiate network status and contracted rates. Payment from third-party payers differs depending on whether we have entered into a contract with the payers as a “contracted provider” or do not have a contract and are considered a “non-contracted provider.” Payers will often reimburse non-contracted providers, if at all, at a lower rate than contracted providers.
When we contract to serve as a contracted provider, reimbursements are made pursuant to a negotiated fee schedule and are limited to only covered indications. Becoming a contracted provider generally results in higher reimbursement for covered indications and lack of reimbursement for non-covered indications. As a result, the impact of becoming a contracted provider with a specific payer will vary.
In some cases, third party payers may request audits of the amounts paid to us. This may require us to repay certain amounts to payers as a result of such audits.
Factors that impact reimbursement:
•Variability in medical policies indicating coverage for our products and services

•Network status and claims adjudication as in-network or out of network and corresponding patient co-pay/coinsurance responsibilities
•Patient financial assistance programs
•Changes to AMA-CPT coding rules and edits
•Medicare clinical laboratory and physician fee schedules
•Government sequestration
•Medicaid fee schedules
•Contracted rates for our diagnostics
•Utilization management or prior authorization processes and steps put in place by commercial payers ensuring medical necessity of services ordered for patients
•Billing errors
•Claims disputes
For the years ended December 31, 2021, 2020, and 2019, respectively, revenue was represented by the indicated percent for each payer:
Medicare accounted for 30%, 24% and 26% of our revenue. Medicaid accounted for 2%, 2%, and 2% of our revenue. Private commercial payers accounted for 54%, 61%, and 61% of our revenue.
Outside the United States
Outside of the United States, we bill hospital and laboratory customers directly for test kits they order, which currently consist of Prosigna test kits. Our customers subsequently bill third-party payers for reimbursement. Prosigna test marketing has initially targeted private and cash-pay markets in Europe. We will continue to drive reimbursement efforts in Europe and other global markets through the development of clinical and other evidence to support Prosigna’s inclusion in guidelines and coverage programs. The test is currently reimbursed in Germany, Spain, Sweden, Denmark, Switzerland, the United Kingdom and Israel.
Competition
Increasing acceptance and knowledge of the importance of earlier screening and diagnostic testing linked with improved patient outcomes and therapy selection is leading to more companies developing genomic testing services and technologies. Our main competition from diagnostic companies or academic institutions are those that use next generation sequencing technology or other methods to measure genomic biomarkers in disease areas addressed by our tests.
Primary competition in the broader test space comes from traditional methods used by physicians to diagnose and manage patient care decisions. Many of the traditional practices have been the standard of care in the United States for many years, and we need to continue to educate physicians about the benefits of Veracyte’s tests, which have the potential to change clinical practice and improve patient outcomes.
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
We believe key factors contributing to our success in the market include our scientific and technological excellence, evidence of clinical differentiation, strong KOL support and payer coverage policies for our tests. We believe our strength across these areas form a barrier to entry and a competitive advantage. However, our competitive landscape may change over the next few years as new competitors enter the market and we cannot assure we will continue to compete effectively. As we add new tests and services, we will face many of these same competitive risks for these new tests as well.
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
We apply for and in-license patents covering our products and technologies and uses thereof, as we deem appropriate, however we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. Certain of our issued patents expire between 2021 and 2038 and are related to methods used in the Afirma thyroid diagnostic platform, Decipher urologic cancers diagnostics, lung diagnostics, breast cancer diagnostics, and the nCounter Analysis System, as well as Immunoscore immuno-oncology diagnostics.
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
We hold registered trademarks in the United States for "Veracyte," "Afirma," "Percepta," "Envisia," "Prosigna," “HalioDx,” “Decipher,” “Decipher GRID,” Immunoscore,” TMExplore,” “Brightplex,” “Immunosign,” "Know By Design," the Afirma logo, and the current and former Veracyte logos, and we have common law rights and pending trademark applications for "LymphMark" and “More About You.” We also hold registered trademarks in various jurisdictions outside of the United States.
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
Environmental Matters
Our operations require the use of hazardous materials (including biological materials) which subject us to a variety of federal, state and local environmental and safety laws and regulations. Some of these regulations provide for strict liability, holding a party potentially liable without regard to fault or negligence. We could be held liable for damages and fines as a result of our, or others’, business operations should contamination of the environment or individual exposure to hazardous substances occur. We cannot predict how changes in laws or new regulations will affect our business operations, or the cost of compliance. Historically, the cost of compliance for these safety laws and regulations related to the protection of the environment has not materially impacted our operations. There were no material capital expenditures related to environmental compliance in the year ended December 31, 2021. Similarly, we do not anticipate any significant expenditures for the year ended December 31, 2022.
Raw Materials and Suppliers
We procure reagents, equipment, and other materials that we use to perform our tests from sole suppliers. We also purchase components used in our collection kits from sole-source suppliers. Some of these items are unique to these suppliers and vendors. In addition, we utilize a sole source to assemble and distribute our sample collection kits. While we have developed alternate sourcing strategies for these materials and vendors, we cannot be certain whether these strategies will be effective, or the alternative sources will be available when we need them. If these suppliers can no longer provide us with the materials we need to perform the tests and for our collection kits, if the materials do not meet our quality specifications or are otherwise unusable, if we cannot obtain acceptable substitute materials, if materials become unavailable due to COVID-19 related increases in demand for the materials, or if we elect to change suppliers, an interruption in test processing could occur, we may not be able to deliver patient reports and we may incur higher one-time switching costs. Any such interruption may significantly affect our future revenue, cause us to incur higher costs, and harm our customer relationships and reputation. In addition, in order to mitigate these risks, we maintain inventories of these supplies at higher levels than would be the case if multiple sources of supply were available. If our test volume decreases or we switch suppliers, we may hold excess inventory with expiration dates that occur before use which would adversely affect our losses and cash flow position. As we introduce any new test, we may experience supply issues as we ramp test volume.
Legal Proceedings
From time to time, we may be party to lawsuits in the ordinary course of business. We are currently not a party to any material legal proceedings.

Regulation

Clinical Laboratory Improvement Amendments of 1988, or CLIA

As a clinical reference laboratory, we are required to hold certain federal, state and local licenses, certifications and permits to conduct our business. We are subject to CLIA, a federal law that regulates clinical laboratories that test specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. Under CLIA, which is administered by the Centers for Medicare and Medicaid Services, or CMS, we are required to hold a certificate applicable to the type of laboratory examinations and tests we perform and to comply with standards covering personnel qualifications, facilities administration, quality systems, inspections, and proficiency testing. We must maintain CLIA compliance and certification to sell our tests and be eligible to bill state and federal healthcare programs, as well as many private third-party payers.

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

We have historically held CLIA certifications to perform testing at our South San Francisco and San Diego, California; Richmond, Virginia; Austin, Texas; and Marseille, France laboratory locations. To renew our CLIA certificates, we are subject to survey and inspection every two years to assess compliance with program standards. Moreover, CLIA inspectors may conduct random inspections of our clinical reference laboratories. If we in the future fail to maintain CLIA certificates in our laboratory locations, we would be unable to bill for services provided by state and federal healthcare programs, as well as many private third-party payers, which may have an adverse effect on our business, financial condition and results of operations.

State Laboratory Licensing

California Laboratory Licensing

In addition to federal certification requirements of laboratories under CLIA, licensure is required and maintained for our South San Francisco and San Diego, California and Richmond, Virginia clinical reference laboratories under California law. Such laws establish standards for the day-to-day operation of a clinical reference laboratory, including the training and skills required of personnel and quality control. In addition, California laws mandate proficiency testing, which involves testing of specimens that have been specifically prepared for the laboratory.

If our clinical reference laboratories are out of compliance with California standards, the California Department of Public Health, or CDPH, may suspend, restrict or revoke our license to operate our clinical reference laboratories, assess substantial civil money penalties, or impose specific corrective action plans. Any such actions could materially affect our business. We maintain current licenses in good standing with CDPH. However, we cannot provide assurance that CDPH will at all times in the future find us to be in compliance with all such laws.

New York Laboratory Licensing

Our clinical reference laboratories are required to be licensed by New York, under New York laws and regulations before we receive specimens from New York. The New York laws and regulations establish standards for:

•quality management systems;
•qualifications, responsibilities, and training;
•facility design and resource management;
•pre-analytic, analytic (including validation and quality control), and post-analytic systems; and
•quality assessments and improvements.

New York law also mandates proficiency testing for laboratories licensed under New York law, regardless of whether such laboratories are located in New York. If a laboratory is out of compliance with New York statutory or regulatory standards, the New York State Department of Health, or NYSDOH, may suspend, limit, revoke or annul the laboratory's New York license, censure the holder of the license or assess civil money penalties. Statutory or regulatory noncompliance may result in a laboratory's operator being found guilty of a misdemeanor under New York law. NYSDOH also must approve laboratory developed tests before the test is offered in New York; approval has been received for the Afirma GSC, Envisia,

Percepta classifier, Decipher Prostate and Decipher Bladder tests, and is being sought for Immunoscore. Should we be found out of compliance with New York laboratory standards of practice, we could be subject to such sanctions, which could harm our business. We maintain a current license in good standing with NYSDOH for our South San Francisco and San Diego, California and Austin, Texas laboratories. We cannot provide assurance that the NYSDOH will at all times find us to be in compliance with applicable laws.

Other States' Laboratory Licensing

In addition to New York and California, other states require licensing of in-state and out-of-state laboratories under certain circumstances. For example, Pennsylvania, Maryland and Rhode Island require licenses to test specimens from patients in those states. We have obtained licenses from states where we believe we are required to be licensed and believe we are in compliance with applicable licensing laws.

From time to time, we may become aware of other states that require in-state or out-of-state laboratories to obtain licensure in order to accept specimens from, or conduct laboratory operations in, the state, and it is possible that other states will have such requirements in the future. If we identify any other state with such requirements or if we are contacted by any other state advising us of such requirements, we intend to comply with such requirements.

United States Regulation of Laboratory Testing

Food and Drug Administration: In Vitro Diagnostics and Diagnostic Kits

IVDs and diagnostic kits, including collection systems that are sold and distributed in the United States, are regulated as medical devices by the FDA. Devices subject to FDA regulation must undergo premarket review prior to commercialization unless exempt from such review. In addition, manufacturers of medical devices must comply with various regulatory requirements under the Federal Food, Drug, and Cosmetic Act, or FDC Act, and implementing regulations promulgated thereunder. Entities that fail to comply with FDA requirements may be subject to, among other things, issuance of inspectional observations on Form FDA-483, untitled or warning letters, recalls, import detentions, seizures, or injunctions, including orders to cease manufacturing, and can be liable for civil money penalties or criminal prosecution.

The FDC Act sets forth the classifications of medical devices into one of three categories based on the risks associated with the device and prescribes the levels of controls appropriate for each of the three classes to help ensure reasonable assurance of safety and effectiveness. Class I devices are considered to be low risk and are generally exempt from FDA premarket notification requirements. Class I devices are subject to general regulatory controls. When general controls are considered insufficient to provide reasonable assurance of safety and effectiveness, but there is sufficient information to establish special controls to provide such assurance, FDA will classify the device as a Class II device. Unless exempt, for Class II devices, the FDC Act requires the submission to FDA of a premarket notification, referred to as a “510(k),” which must provide data and information showing that the device is substantially equivalent to an already legally marketed device, referred to as a predicate device, with respect to the indications for use and the product’s technological characteristics. If the data and information are sufficient to show that the device is substantially equivalent to the predicate device, FDA issues a Substantially Equivalent letter clearing the device for marketing.

If there is insufficient information to support classifying a device into Class I or Class II and the device is life-sustaining or life-supporting or is substantially important in preventing impairment of human health or presents a potential unreasonable risk of illness or injury, FDA places the device into Class III. Class III devices are considered the highest risk devices and generally require significant data and information, including testing data and data from nonclinical and clinical studies, to provide reasonable assurance of the device's safety and effectiveness. For Class III devices, FDA requires the submission and FDA approval of a premarket application, or PMA, before they can be marketed.

Certain devices are classified as Class III devices automatically, by operation of law, when the device does not have a predicate device or is found to not be substantially equivalent to a predicate device. If there is sufficient evidence to show that the device is a lower risk device, a manufacturer may ask FDA to reclassify the device into Class II or Class I by submitting a De Novo classification request. When FDA reclassifies a device through the De Novo process, other manufacturers of the same device type do not necessarily have to submit a De Novo request or a PMA in order to legally market the device. Instead, manufacturers can submit a 510(k), unless the device has been classified as 510(k)-exempt, to legally market their device, because the device that was the subject of the original De Novo request can serve as a predicate device for a substantial equivalence determination. If FDA does not issue an order granting the De Novo request for reclassification, the device will remain a Class III device and be subject to PMA requirements to obtain marketing authorization.

Establishments that manufacture or, in certain situations, distribute FDA-related medical devices, including manufacturers, repackagers and relabelers, specification developers, and initial importers, are required to register and list their devices with the FDA, including payment of annual user fees.

Devices that may be legally marketed are subject to numerous regulatory requirements. These include: good manufacturing practice for medical devices as set out in the Quality System Regulation, or QSR, labeling regulations, restrictions on promotion and advertising, the Medical Device Reporting regulation, or MDR (which requires manufacturers to report certain adverse events and product malfunctions to the FDA), and the Reports of Corrections and Removals regulation (which requires manufacturers to report certain field actions to the FDA). Certain corrections and market removals may also be subject to FDA’s recall regulation and procedures.

The FDA has issued a regulation outlining specific requirements for "specimen transport and storage containers." "Specimen transport and storage containers" are medical devices "intended to contain biological specimens, body waste, or body exudate during storage and transport" so that the specimen can be destroyed or used effectively for diagnostic examination. A specimen transport and storage container is classified as a Class I exempt device, which means that the device is exempt from the 510(k) premarket notification requirement and, if not labeled or otherwise represented as sterile, the QSR, except for recordkeeping and complaint handling requirements. These 510(k) exempt devices are still subject to general controls, including MDR requirements, the reporting of corrections and removals, and establishment registration and product listing.

In our FDA registration, we have listed the containers we provide for collection and transport of Afirma GEC or GSC and Percepta samples from a physician to our clinical reference laboratory as Class I devices in accordance with the classification of regulation for the specimen transport and storage container. We also plan to list our sample collection containers for Envisia samples with the FDA as Class I devices. If the FDA were to determine that our sample collection containers are not Class I devices, we may be required to file 510(k) premarket notifications and obtain FDA clearance to manufacture and market the containers, which could be time consuming and expensive.

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

Federal Oversight of Laboratory Developed Tests and Research Use Only Products

Clinical laboratory tests like our proprietary genomic tests are regulated under CLIA, as administered by CMS, as well as by applicable state laws. Clinical laboratory tests that are developed and run within a single CLIA-certified laboratory are referred to as laboratory developed tests, or LDTs, by the FDA. Currently, the FDA believes these tests meet the definition of a device under the FDC Act and that it has the authority to regulate them; however, the FDA is continuing to exercise enforcement discretion for LDTs, meaning the FDA is not currently enforcing the device regulations that the FDA would apply to such tests, although the FDA may continue to enforce device regulations with respect to certain reagents, instruments, software or components provided by third parties and used to perform LDTs. We believe that the Afirma, Percepta and Envisia classifiers have been developed and are performed in a manner consistent with the FDA’s enforcement discretion policy. In October 2014, the FDA published a draft guidance document proposing a framework for the regulation of LDTs. In November 2016, the FDA announced that it would not finalize guidance and would instead work with the new Administration, Congress and stakeholders on an updated framework. In January 2017, the FDA issued a discussion paper on LDTs in which it synthesized stakeholder feedback and outlined a substantially revised "possible approach" to the oversight of LDTs, which did not represent a formal position of the FDA, and is not enforceable. In a December 2018 statement, the FDA said that there is a need for “a unified approach to the regulation of in vitro clinical tests to protect patient safety, support innovation, and keep pace with the rapidly evolving technology that’s helping us find new treatments for disease,” and listed key principles of an approach it would support.

Some of the materials we use for our tests and that we may use for future tests are IVD products intended and labeled for research use only, or RUO, or investigational use only, or IUO. An RUO product cannot be used for any human clinical purpose and must be labeled "For Research Use Only. Not for use in diagnostic procedures." RUOs are a separate regulatory category and include IVD devices that are in the laboratory research phase of development. They are therefore not subject to most FDA regulatory requirements, so long as they are properly labeled and used in accordance with such labeling. RUOs cannot be marketed with any claims, or in a manner indicating, that the device is safe, effective, or has diagnostic utility, or is intended for human clinical diagnostic or prognostic use. In November 2013, the FDA issued final guidance titled “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only” regarding the distribution, use, and labeling of IVD products labeled RUO or IUO. The FDA has advised that if evidence demonstrates that a product is inappropriately labeled for research or investigational use only, the device would be considered misbranded and adulterated within the meaning of the FDC Act. In the guidance, the FDA stated that the manufacturer’s objective intent for an RUO or IUO product’s intended use will be determined by examining the totality of circumstances, including advertising, instructions for clinical interpretation, presentations that describe clinical use, and specialized technical support, surrounding the distribution of the product in question.

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

We cannot provide any assurance that FDA premarket review or other requirements will not be imposed in the future for our diagnostic services, whether through additional guidance or regulations issued by the FDA, new enforcement policies adopted by the FDA or new legislation enacted by Congress. Legislative proposals addressing oversight of LDTs were introduced in recent years, including the Verifying Accurate Leading-edge IVCT Development (VALID) Act of 2018 in December 2018, the most recent version of which was released in June 2021, and we expect that new legislative proposals will be introduced from time to time. It is possible that legislation could be enacted into law or regulations, or guidance could be issued by the FDA which may result in new or increased regulatory requirements for us to continue to offer our tests or to develop and introduce new tests.

If premarket review, clearance, or approval is required for the tests that we market as LDTs, our business could be negatively affected until such review is completed and clearance or approval to market is obtained, and the FDA could require that we stop selling our tests pending premarket clearance or approval. If our tests are allowed to remain on the market but there is uncertainty about the legal status of our services, if we are required by the FDA to label them investigational, or if the FDA limits the use and corresponding labeling claims, order levels may decline, and reimbursement may be adversely affected. The regulatory process may involve, among other things, successfully completing additional clinical studies and submitting to the FDA a premarket notification to obtain clearance or submitting a De Novo classification request or PMA to obtain approval to market the device. If clearance or approval is required by the FDA, there can be no assurance that our tests will be cleared or approved on a timely basis, if at all, nor can there be any assurance that approved labeling claims or labeling claims subject to cleared indications for use will be consistent with our current claims or adequate to support continued adoption of and reimbursement for our solutions. Ongoing compliance with FDA regulations would increase the cost of conducting our business, and subject us to heightened requirements of the FDA and penalties for failure to comply with these requirements. We may also decide voluntarily to pursue FDA premarket review of our tests to obtain marketing clearance or approval if we determine that doing so would be appropriate.

European Union Regulation of Laboratory Testing

Directive 98/79/EC

In the European Union, or EU, IVDs are currently regulated under EU-Directive 98/79/EC, or the IVDD, and corresponding national provisions.

The IVDD requires that IVDs meet certain essential requirements, which are set out in an annex of the IVDD. To demonstrate compliance with the essential requirements, IVDs must undergo a conformity assessment procedure. As a general rule, demonstration of conformity of IVDs and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use.

IVDs must bear the CE marking of conformity when they are placed on the market, unless a specific exemption applies. Compliance with the IVDD essential requirements is a prerequisite for a manufacturer to be able to affix a CE mark, which is a declaration by the manufacturer that the IVD meets all the appropriate requirements under the IVDD and corresponding national provisions, as applicable.

Under the IVDD, for most IVDs manufacturers can “self-declare” the conformity of their IVDs with the essential requirements of the IVDD. For some types of IVDs listed in Annex II of the IVDD, a conformity assessment procedure requires the intervention of a notified body. Notified regulatory bodies are independent organizations designated by Member States to assess the conformity with the essential requirements of medical devices, including IVDs when required, before a CE mark is affixed to the device and the device is placed on the market. The notified body would typically audit and examine the device’s technical file and the manufacturer’s quality system, though conformity with the relevant harmonized standards – which is ISO 13485:2016 for Quality Management Systems – can be used to demonstrate compliance with these requirements. If satisfied that the IVD conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity.

In Vitro Diagnostic Medical Device Regulations (2017/746)

The EU regulatory landscape concerning medical devices and IVDs is significantly changing. The IVDD is due to be replaced with the full implementation of the In Vitro Diagnostic Medical Device Regulations (2017/746), or IVDR, in the EU from 26 May 2022. This is, however, subject to relevant transitional periods.

The main aims of the IVDR are to standardize diagnostic procedures throughout the EU, increase reliability of diagnostic analysis and enhance patient safety. As such, IVDs will be subject to additional regulatory scrutiny once the IVDR has come into force fully.

The IVDR introduces a rule-based classification system, whereby IVDs must be classified into one of four classes: A, B, C or D. Class A is the lowest risk, and Class D is the highest. These take into account the intended purpose of the IVD and its inherent risks. The IVDR also introduces new requirements for conformity assessments. In particular, substantially more IVDs will require the involvement of a notified body to be able to affix a CE mark to the IVD. In addition, under the IVDR there will be a greater emphasis on post-market surveillance and submission of post-market performance follow-up reports.

Many LDTs, or in-house tests, are not currently regulated by the IVDD. However, the IVDR sets out a number of provisions that apply to such tests, and requirements that must be met in order to be able to place the test on the market in the EU without obtaining a CE mark. The IVDR also introduces a new classification system for companion diagnostics which are now specifically defined. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue a certificate of conformity, the notified body will have to seek a scientific opinion from the European Medicines Agency or the relevant national competent authority on the suitability of the companion diagnostic to the medicinal product concerned.

IVDs with existing valid notified body-issued CE certificates may currently continue to place those devices on the market (if unchanged) until 27 May 2024 or until their certificate expires, whichever occurs first. However, it is estimated that 80-90% of IVDs will not qualify for this grace period because they are self-certified under the IVDD but will require the involvement of a notified body to obtain a CE mark and demonstrate compliance with the IVDR. Due to the lack of capacity on the part of EU notified regulatory bodies to deal with the volume of IVDs requiring their input, the EU institutions are currently finalizing amendments to the transitional provisions applicable to certain products. This will mean that where such transitional provisions apply, IVDs can continue to be placed on the market under the IVDD for a certain period of time. The applicable amended transitional periods will be based on the risk class of the IVD, with higher risk IVDs needing to be fully compliant with the IVDR in a shorter time period than lower risk IVDs.

United Kingdom, or UK, Regulation of Laboratory Testing

Following the UK’s departure from the EU, the IVDR will not be implemented in Great Britain (England, Scotland and Wales). The previous UK legislation that implemented the IVDD, the Medical Devices Regulations 2002 (SI 2002 No 618, as amended), or the 2002 Regulations, remains applicable. As such, the regulatory regime for IVDs in Great Britain will continue to be based on the requirements derived from the IVDD, though the UK is currently conducting a consultation on the medical device and IVD regime, including whether to align with the IVDR going forward.

Since January 1, 2021, new regulations require medical devices and IVDs to be registered with the Medicines and Healthcare products Regulatory Agency, or MHRA, before being placed on Great Britain market (but manufacturers were given a grace period of four to 12 months to comply with the new registration process). The MHRA will only register devices where the manufacturer or their UK Responsible Person has a registered place of business in the UK. As such, manufacturers based outside the UK will need to appoint a UK Responsible Person that has a registered place of business in the UK to register devices with the MHRA in line with the grace periods.

In addition, a new route to market and accompanying mark, the UKCA, has been introduced to enable manufacturers to place medical devices and IVDs on the market in Great Britain. The requirements for this route to market are based on the requirements derived from EU law as currently implemented in the UK. CE marks and certificates issued by EU-designated notified regulatory bodies will continue to be valid for the Great Britain market until June 30, 2023. For medical devices, including IVDs, placed on the market in Great Britain after this period, the UKCA marking will be mandatory. In contrast, UKCA marking and certificates issued by UK notified regulatory bodies are not recognized on the EU market.

The position in Northern Ireland is different to Great Britain. The rules for placing medical devices and IVDs on the Northern Ireland market align with the rules in the EU and, as such, the IVDR will apply in Northern Ireland and will take effect in accordance with EU timeframes and transitional periods. Therefore, devices marketed in Northern Ireland will require assessment according to the EU regulatory regime. Such assessment may be conducted by an EU notified body, in which case a CE mark will be required before placing the device on the market in the EU or Northern Ireland. Alternatively, if a UK notified body conducts such assessment, a “UKNI” mark will be applied, and the device may only be placed on the market in Northern Ireland and not the EU.

Privacy and Fraud and Abuse Compliance

Health Insurance Portability and Accountability Act and State Data Privacy Laws

Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, the U.S. Department of Health and Human Services, or HHS, has issued regulations to protect the privacy and security of protected health information used or disclosed by health care providers, such as us. HIPAA also regulates standardization of data content, codes and formats used in health care transactions and standardization of identifiers for health plans and providers. In 2009, Congress amended HIPAA through the Health Information Technology for Economic and Clinical Health Act, or HITECH. The implementing regulations of HIPAA, as amended by HITECH, were last modified in 2013 and resulted in significant changes to the privacy, security, breach notification, and enforcement requirements with which we must comply. Among these changes, covered entities are now vicariously liable for violations of HIPAA resulting from acts or omissions of their business associates where the business associate is an agent of the covered entity and was acting within the scope of its agency, regardless of whether the covered entity and business associate entered into a business associate agreement in compliance with HIPAA. Penalties for violations of HIPAA regulations include civil and criminal penalties.

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

In addition to federal privacy regulations, there are a number of state laws governing confidentiality of health information that are applicable to our business. In particular, we are subject to the California Confidentiality of Medical Information Act, which is similar to but in some ways more restrictive than the HIPAA regulations, and the California Consumer Privacy Act, or CCPA, which was enacted in California in 2018 and substantially amended thereafter, most significantly by a ballot initiative adopted in November 2020. The CCPA, among other things, requires covered companies to provide disclosures to California consumers concerning the collection and sale of personal information, and gives such consumers the right to opt-out of certain sales of personal information. The amendments to the CCPA that were adopted by ballot initiative include provisions creating a new category of “sensitive personal information” that is subject to more stringent protections than other personal information, and new requirements regarding sharing personal information for advertising purposes. In addition, the amendments established a new California Privacy Protection Agency, which has authority both to implement and enforce the CCPA. The new agency is currently drafting implementing regulations and is anticipated to be vigorous in its enforcement actions. At the same time, other states, including Colorado and Virginia, have enacted CCPA-like laws, and other states are expected to follow suit. Monitoring the development, enactment and implementation of these laws and regulations issued pursuant to them adds to our compliance costs and we face penalties if we fail to adopt comprehensive compliance measures, including documenting the steps we have taken to comply.

EU and UK Data Protection Regime

The processing of personal data, including patients’ personal health data, in the European Economic Area, or EEA, and the UK is governed by the General Data Protection Regulation, or the GDPR. The GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR enhances data protection obligations for data controllers of personal data, including inter alia stringent requirements relating to lawful and legitimate basis and purposes for the processing of personal data, the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, appointment of data protection officers, conclusion of data processing agreements, mandatory data breach notification and “privacy by design” requirements, and creates direct obligations on service providers acting as data processors.

The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the United States. Until recently, one such data transfer mechanism was the EU-US Privacy Shield, but the Privacy Shield was invalidated for international transfers of personal data in July 2020 by the Court of Justice of the European Union, or CJEU. The CJEU upheld the validity of standard contractual clauses, or SCCs, as a legal mechanism to transfer personal data but companies relying on SCCs will, subject to additional guidance from regulators in the EEA, need to evaluate and implement supplementary measures that provide privacy protections additional to those provided under SCCs. It remains to be seen whether SCCs will remain available and whether additional means for lawful data transfers will become available.

Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States may result in fines up to €20 million or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the GDPR grants data subjects the right to claim material and non-material damages resulting from infringement of the GDPR. In June 2021, the CJEU issued a ruling that expanded the scope of the “one stop shop” under the GDPR. According to the ruling, the competent authorities of EU Member States may, under certain strict conditions, bring claims to their national courts against a company for breaches of the GDPR, including unlawful cross-border processing activities, even such company does not have an establishment in the EU member state in question and the competent authority bringing the claim is not the lead supervisory authority.

In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020, but subject to certain UK-specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. With respect to transfers of personal data from the EEA to the UK, on June 28, 2021, the European Commission issued an adequacy decision in respect of the UK’s data protection framework, enabling data transfers from EU member states to the UK to continue without requiring organizations to put in place contractual or other measures in order to lawfully transfer personal data between the territories. While it is intended to last for at least four years, the European Commission may unilaterally revoke the adequacy decision at any point, and, if this occurs, it could lead to additional costs and increase our overall risk exposure.

Other Privacy Laws

New laws governing privacy may be adopted in the future from time to time. We have taken steps to comply with health information privacy requirements to which we are aware that we are subject. For example, the Personal Information Protection Law, or PIPL, recently implemented in China, which broadly regulates the processing of personal information and imposes compliance obligations and penalties comparable to those of the GDPR. However, we can provide no assurance that we are or will remain in compliance with diverse privacy requirements in all of the jurisdictions in which we do business. Failure to comply with privacy requirements could result in civil or criminal penalties, which could have a materially adverse effect on our business.

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

Federal and State Anti-Kickback Laws

The federal Anti-kickback Statute makes it a felony for any person or entity, including a laboratory, to knowingly and willfully offer, pay, solicit or receive remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a federal health care program. A violation of the Anti-kickback Statute may result in imprisonment for up to ten years and criminal fines of up to $100,000. Convictions under the Anti-kickback Statute result in mandatory exclusion from federal health care programs for a minimum of five years. In addition, HHS has the authority to impose civil assessments and fines and to exclude health care providers and others engaged in prohibited activities from Medicare, Medicaid and other federal health care programs. Actions which violate the Anti-kickback Statute can also lead to liability under the Federal False Claims Act, which prohibits, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to the U.S. Government.

Although the federal Anti-kickback Statute applies only to federal health care programs, a number of states, including California, have passed statutes substantially similar to the Anti-kickback Statute pursuant to which similar types of prohibitions are made applicable to all other health plans and third-party payers. California's fee-splitting and Anti-kickback Statute, Business and Professions Code Section 650, and its Medi-Cal Anti-kickback statute, Welfare and Institutions Code Section 14107.2, have been interpreted by the California Attorney General and California courts in substantially the same way as HHS and the courts have interpreted the federal Anti-kickback Statute. A violation of Section 650 is punishable by imprisonment and fines of up to $50,000. A violation of Section 14107.2 is punishable by imprisonment and fines of up to $10,000.

Federal and state law enforcement authorities scrutinize arrangements between health care providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to induce patient care referrals or induce the purchase or prescribing of particular products or services. The law enforcement authorities, the courts and Congress have also demonstrated a willingness to look behind the formalities of a transaction to determine the underlying purpose of payments between health care providers and actual or potential referral sources. Generally, courts have taken a broad interpretation of the scope of the Anti-kickback Statute, holding that the statute may be violated if merely one purpose of a payment arrangement is to induce or reward referrals or purchases.

The federal Anti-kickback Statute includes statutory exceptions and provides for a number of regulatory safe harbors. If an arrangement meets the provisions of a safe harbor, it is deemed not to violate the Anti-kickback Statute. An arrangement must fully comply with each element of an applicable safe harbor in order to qualify for protection. Many state anti-kickback statutes have analogous exceptions or safe harbors to those of the federal Anti-kickback Statute. These state anti-kickback statutes have generally been interpreted consistently with the Anti-kickback Statute.

Among the safe harbors that may be relevant to us is the discount safe harbor. The discount safe harbor potentially applies to discounts provided by providers and suppliers, including laboratories, to physicians or institutions. If the terms of the discount safe harbor are met, the discounts will not be considered prohibited remuneration under the Anti-kickback Statute. California does not have a discount safe harbor. However, as noted above, Section 650 has generally been interpreted consistent with the Anti-kickback Statute.

The personal services safe harbor to the Anti-kickback Statute provides that remuneration paid for personal services will not violate the Anti-kickback Statute provided all of the elements of that safe harbor are met. Our personal services arrangements with some physicians and other parties may not meet each requirement of this safe harbor. Failure to meet the terms of this, or any other, safe harbor does not necessarily render an arrangement illegal. Rather, the government may evaluate such arrangements on a case-by-case basis under the language of the statute, taking into account all facts and circumstances.

While we believe that we are in compliance with the Anti-kickback Statute, Section 650, and Section 14107.2, there can be no assurance that our relationships with physicians, academic institutions and other customers or parties will not be subject to investigation or challenge under such laws. If imposed for any reason, sanctions under the Anti-kickback Statute, Section 650, or Section 14107.2 could have a negative effect on our business.

Other Federal and State Fraud and Abuse Laws

In addition to the requirements discussed above, several other health care fraud and abuse laws could have an effect on our business. For example, provisions of the Social Security Act permit Medicare and Medicaid to exclude an entity that charges the federal health care programs substantially in excess of its usual charges for its services. The terms "usual charge" and "substantially in excess" are ambiguous and subject to varying interpretations, though the HHS’ Office of the Inspector General, or HHS-OIG, has provided some guidance on the topic.

Further, the federal False Claims Act prohibits a person from knowingly presenting or causing to be presented a false or fraudulent claim to, making a false record or statement in order to secure payment from or retaining an overpayment by the federal government. In addition to actions initiated by the government itself, the statute authorizes actions to be brought on behalf of the federal government by a private party, known as a relator or commonly referred to as a whistleblower, having knowledge of the alleged fraud. Because the complaint is initially filed under seal, the action may be pending for some time before the defendant is even made aware of the action. If the government is ultimately successful in obtaining redress in the matter or if the relator succeeds in obtaining redress without the government's involvement, then the relator will receive a percentage of the recovery. Finally, the Social Security Act includes its own provisions that prohibit the filing of false claims or submitting false statements in order to obtain payment. Violation of these provisions may result in up to treble damages, substantial civil penalties, fines, imprisonment or combination of the above, and possible exclusion from Medicare or Medicaid programs. California has an analogous state false claims act applicable to all payers, as do many other states; however, we may not be aware of all such rules and statutes and cannot provide assurance that we will be in compliance with all such laws and regulations.

In general, in recent years U.S. Attorneys’ Offices have increased scrutiny of the healthcare industry, as have Congress, the Department of Justice, the HHS-OIG and the Department of Defense. These bodies have all issued subpoenas and other requests for information to conduct investigations of, and commenced civil and criminal litigation against, healthcare companies based on financial arrangements with health care providers, regulatory compliance, product promotional practices and documentation, and coding and billing practices. Whistleblowers have filed numerous qui tam lawsuits against healthcare companies under the federal and state False Claims Acts in recent years, in part because the whistleblower can receive a portion of the government’s recovery under such suits.

In addition, in October 2018, the Eliminating Kickbacks in Recovery Act of 2018, or EKRA, was enacted as part of the SUPPORT for Patients and Communities Act (P.L 115-271). This law prohibits the solicitation, receipt, payment or offering of any remuneration in return for referring a patient or patronage to a recovery home, clinical treatment facility, or laboratory for services covered by both government and private payers. EKRA also applies to the payment or offering of remuneration in exchange for an individual using the services of a recovery home, clinical treatment facility, or laboratory. To date, neither the Department of Justice nor HHS has issued guidance further interpreting or implementing EKRA.

Finally, under the Protecting Access to Medicare Act of 2014, or PAMA, laboratories are required to report to CMS the private payer payment rates and test volumes paid by private payers based on final payments made during a specific “data collection period.” This data reporting requirement is triennial for most clinical diagnostic laboratory tests (annual for ADLTs), with the first data reporting period occurring in 2017 for final payments made in January through June 2016. The next data reporting period will be in 2023 for final payments made in January through June 2019. When reporting data under PAMA, the President, CEO, or CFO of a reporting entity, or an individual who has been delegated authority to sign for, and who reports directly to, such an officer, must sign the certification statement and be responsible for assuring that the data provided are accurate, complete, and truthful, and meets all the required reporting parameters. Failure to report or misrepresentation or omission in reporting can result in civil penalties of up to $10,000 per day for each violation and other penalties. We believe we are in compliance with the PAMA reporting requirements, but there can be no assurance that our reporting practices will not be scrutinized under the PAMA regulations.

International

Many countries in which we may offer any of our tests in the future have anti-kickback regulations prohibiting providers from offering, paying, soliciting or receiving remuneration, directly or indirectly, in order to induce business that is reimbursable under any national health care program. The IVDD and IVDR prohibit the offer of inducements, particularly financial, that might influence the judgement of notified regulatory bodies and their personnel to carry out their conformity assessment activities. The IVDD and IVDR do not address the question of inducements offered to healthcare professionals or other third parties, though Member States may implement their own national laws in this regard. For example, Sapin II is the French anti-corruption law, which imposes regulations to prevent and detect bribery and corruption through increased corporate transparency, reinforced internal monitoring, and enhanced whistleblower protection. In the UK, the 2002 Regulations do not address the question of inducements offered to healthcare professionals to prescribe, sell, supply or recommend use of a particular medical device or IVD or to offer the relevant device company any other benefit. These activities are, however, prohibited by the Bribery Act 2010, which provides general offenses relating to bribery and receiving a bribe.

In addition, the largest medical device manufacturer’s industry association, MedTech Europe, issues a Code of Business Practice, or the MedTech Code, which is obligatory for its member associations and member companies, and regulates their interactions with the medical community and other stakeholders. The MedTech Code prevents member companies from offering and providing educational grants to individual health care providers with certain exceptions and has phased out the provision of financial or in-kind support directly to individual health care providers to cover costs for their attendance at third-party organized educational events (with the exception of procedure training). It also sets out transparency obligations with regard to all interactions with health care providers, in terms of notification to the health care provider’s superiors or relevant health institutions before the interaction may take place, disclosure of payments (made as educational grants) and a centralized platform for the approval of conferences and other events.

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

The standard of intent and knowledge in FCPA anti-bribery cases is minimal -- intent and knowledge are usually inferred from that fact that bribery took place. The accounting provisions do not require intent. Violations of the FCPA's anti-bribery provisions for corporations and other business entities are subject to a fine of up to $2 million and officers, directors, stockholders, employees, and agents are subject to a fine of up to $250,000 and imprisonment for up to five years. Other countries, including other Organisation for Economic Co-operation and Development Anti-Bribery Convention members, have similar anti-corruption regulations.

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

Teams and Culture

Our People. At December 31, 2021, we had 761 employees. None of our employees are the subject of collective bargaining arrangements, and our management considers its relationships with employees to be good.

Diversity, Inclusion, and Belonging. The Company believes in an inclusive workforce, where diverse backgrounds are represented, engaged and empowered to inspire innovative ideas and decisions. Women comprise 57% of our employees, including half of our executive leadership team and 40% at the Vice President level and above in the United States, as of December 31, 2021. In addition, three of our nine Board of Directors, including our Executive Chairwoman, are women as of December 31, 2021. Additionally, as of December 31, 2021, 46% of our U.S. employees are non-White. We strive to further advance diversity among our employees and believe that the resulting range of employee ideas, experiences and perspectives strengthens our company.

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

At Veracyte, we pride ourselves on our strong culture, which encourages collaboration and mutual respect, among other qualities. We were named a Bay Area “Top Workplace” by the Bay Area News Group in 2021, marking the seventh consecutive year in which we received this Bay Area News Service award, which is based solely on employee surveys.

Corporate and Other information

We were incorporated in Delaware as Calderome, Inc. in August 2006. Calderome operated as an incubator until early 2008. We changed our name to Veracyte, Inc. in March 2008. Our principal executive offices are located at 6000 Shoreline Court, Suite 300, South San Francisco, California 94080, and our phone telephone number is (650) 243-6300. We completed our initial public offering in October 2013, and our common stock is listed on The Nasdaq Global Market under the symbol “VCYT.”

Our website address is www.veracyte.com. Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available free of charge. The information posted on our website is not incorporated into this report. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

ITEM 1A.    RISK FACTORS

Summary of Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully review the “Risk Factors” section before you invest in shares of our common stock. Listed below are some of the more significant risks relating to an investment in our common stock.

Risks Related to Our Business

•We have a history of losses, and we expect to incur net losses for the foreseeable future and may never achieve or sustain profitability.
•Our financial results currently depend mainly on sales of our Afirma and Decipher Prostate tests, and we will need to generate sufficient revenue from these and our other diagnostic tests to grow our business.
•If we are unable to grow sales of our portfolio of tests including Prosigna, Percepta, Envisia, Decipher Bladder and Immunoscore, our business may suffer.
•We depend on a few payers for a significant portion of our revenue and if one or more significant payers stops providing reimbursement or decreases the amount of reimbursement for our tests, our revenue could decline.
•We have estimated the sizes of the markets for our current and future products and services, and these markets may be different than we estimate.
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
•Our future success and international growth depends, in part, on our ability to adapt and manufacture select tests to be performed on the nCounter Analysis System.
•If we are not successful in advancing our biopharma collaborations, or if our general strategy of seeking growth through such collaborations is not successful, our prospects and financial condition will suffer.
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

•Obtaining marketing authorization or certification by the FDA and foreign regulatory authorities or notified regulatory bodies for our diagnostic tests will take significant time and require significant research, development and clinical study expenditures and ultimately may not succeed.
•If we are unable to obtain marketing authorizations, approvals, clearances or certifications to market Prosigna in additional countries or if regulatory limitations are placed on our diagnostic kit products, our business and growth will be harmed.
•We are subject to ongoing and increasingly extensive regulatory requirements, which may be subject to change, and our failure to comply with these requirements could substantially harm our business.
•If we are unable to compete successfully, we may be unable to increase or sustain our revenue or achieve profitability.
•We have experienced significant changes in our senior management team, and the loss of one or more of our executive officers, or the inability to attract and retain highly-skilled employees or other key personnel could adversely affect our business.
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
•Our operating results may be adversely affected by unfavorable economic and market conditions.
•Security breaches, loss of data and other disruptions to our or our third-party service providers' data systems could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
•If we are unable to protect our intellectual property effectively, our business would be harmed.
•We may be involved in litigation related to intellectual property, which could be time-intensive and costly and may adversely affect our business, operating results or financial condition.

Risks Related to our Recent Acquisitions

•The recently completed acquisitions of HalioDx and Decipher Biosciences each present risks and we must successfully integrate the HalioDx and Decipher Biosciences businesses to realize the financial goals that we currently anticipate.

Risks Related to Being a Public Company

•If we are unable to implement and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our reported financial information and the market price of our common stock may be negatively affected.

Risks Related to Our Common Stock

•Our stock price may be volatile, and you may not be able to sell shares of our common stock at or above the price you paid.

Risks Related to Our Business

We have a history of losses, and we expect to incur net losses for the foreseeable future and may never achieve or sustain profitability.

We have incurred net losses since our inception. For the year ended December 31, 2021, we had a net loss of $75.6 million and as of December 31, 2021, we had an accumulated deficit of $357.2 million. We expect to incur additional losses in the future, and we may never achieve revenue sufficient to offset our expenses. We expect to continue to devote substantially all of our resources to increase adoption of and reimbursement for our molecular diagnostic portfolio of tests, and the development of additional tests. We may never achieve or sustain profitability, and our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

Our financial results currently depend mainly on sales of our Afirma and Decipher Prostate tests, and we will need to generate sufficient revenue from these and our other diagnostic tests to grow our business.

Most of our revenue to date has been derived from the sale of our Afirma tests, which are used in the diagnosis of thyroid cancer. Our second largest source of revenue in 2021 was our urological tests, which we began marketing and selling following our acquisition of Decipher Biosciences in March 2021. Over the next few years, we expect to continue to derive a substantial portion of our revenue from sales of our Afirma and Decipher tests. To date, we have derived a smaller portion of our revenue from our Prosigna, Percepta, Envisia, and Immunoscore tests. Once tests are clinically validated and commercially available for patient testing, we must continue to develop and publish evidence that our tests are informing clinical decisions in order for them to receive positive coverage decisions by payers. Without coverage policies, our tests may not be reimbursed and we will not be able to recognize revenue. We cannot guarantee that tests we commercialize will gain and maintain positive coverage decisions and therefore, we may never realize revenue from tests we commercialize. In addition, we are in various stages of research and development for other diagnostic tests that we may offer, but there can be no assurance that we will be able to identify other diseases that can be effectively addressed or, if we are able to identify such diseases, whether or when we will be able to successfully commercialize solutions for these diseases and obtain the evidence and coverage decisions from payers. If we are unable to increase sales and expand reimbursement for our Afirma, Decipher Prostate, Prosigna, Percepta, Envisia, Decipher Bladder, and Immunoscore tests, or develop and commercialize other tests, our revenue and our ability to achieve and sustain profitability would be impaired, and the market price of our common stock could decline.

If we are unable to grow sales of our portfolio of tests including Prosigna, Percepta, Envisia, Decipher Bladder, and Immunoscore, our business may suffer.

Although Prosigna, Percepta, Envisia, Decipher Bladder and Immunoscore have not contributed significant revenue to date, we expect them to grow and become an increasingly important component of our strategic focus, as well as our results of operations. We plan to introduce new tests going forward as well, including our nasal swab test for early lung cancer detection. There can be no assurance that physicians will request our new tests be performed in sufficient volumes for our revenue to meet our projections. Additionally, we anticipate expanding the reach of our tests to international markets through the distribution of the nCounter Analysis System; if our distribution of this platform is unsuccessful, or if our products are not widely adopted internationally, our business and results of operations may be adversely affected.

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

Revenue for tests performed on patients covered by Medicare and UnitedHealthcare Group was 30% and 10%, respectively, of our revenue for the year ended December 31, 2021, compared with 24% and 11%, respectively, for the year ended December 31, 2020. The percentage of our revenue derived from significant payers is expected to fluctuate from period to period as our revenue fluctuates, as additional payers provide reimbursement for our tests or if one or more payers were to stop reimbursing for our tests or change their reimbursed amounts. Effective January 2012, Palmetto GBA, the regional Medicare Administrative Contractor, or MAC, that handled claims processing for Medicare services over our jurisdiction at that time, issued coverage and payment determinations for our Afirma Classifiers now covered by Noridian Healthcare Solutions, the current MAC for our jurisdiction, through the Molecular Diagnostics Services Program, or MolDX program, administered by Palmetto GBA, under an LCD.

On March 1, 2015, CPT code 81545 for the Afirma GEC was issued. On January 1, 2018, the Medicare Clinical Laboratory Fee Schedule payment rate for the Afirma classifier increased from $3,220 to $3,600. This rate is based on the volume-weighted median of private payer payment rates made between January 1 and June 30, 2016, which we reported to the Centers for Medicare & Medicaid Services in 2017 as required under the Protecting Access to Medicare Act of 2014, or PAMA. In December 2019, through the Further Consolidated Appropriations Act of 2020, Congress delayed the next data reporting period from 2020 to 2021 for final payments made between January 1 and June 30, 2019, extending the applicability of the payment rates based on 2017 reporting by one year through December 31, 2021. As a result of the transition from Afirma GEC to Afirma GSC, a new CPT Category I code (81546) was established for the Afirma classifier, effective January 1, 2021. This code went through the national payment determination process for Medicare in 2020, through which CMS priced 81546 at the same rate of $3,600 as 81545. Since the Afirma GSC code 81546 was newly issued in 2021 the first PAMA data collection period for 81546 under the current triennial data collection and reporting process would be January 2023 through June 2023. There is no guarantee that the Afirma GSC Medicare rate will not be negatively impacted starting in 2027 based on the reported weighted median of private commercial payers.

New CPT Proprietary Laboratory Analyses, or PLA, codes were also established for Afirma Xpression Atlas (0204U) and Afirma MTC (0208U), effective October 1, 2020. CMS has priced 0204U at the same rate of $2,919.60 as CPT 81455. The new payment rate for 0204U became effective January 1, 2021. In 2020 CMS did not price 0208U, and instead assigned the code to the “gapfilling” process, under which the individual MACs will set the payment rate for the test in 2021 based on the following four factors: 1) charges for the test and routine discounts to charges; 2) resources required to perform the test; 3) payment amounts determined by other payers; and 4) charges, payment amounts, and resources required for other tests that may be comparable or otherwise relevant. In July 2021, Veracyte submitted an application to the CPT Editorial Panel to request deletion of 0208U in order to replace the code with a new CPT code, for Afirma MTC as a stand-alone test. On October 1, the CPT Editorial Panel deleted CPT code 0208U effective January 1, 2022, so the median of MAC gapfill rates will not take effect on January 1, 2022.

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

An LCD was issued for Prosigna by Palmetto GBA in August 2015, which has been in effect since October 1, 2015. There can be no assurance that the Afirma or Prosigna rates will not decrease during subsequent reporting cycles under PAMA.

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

We submit claims to Medicare for Percepta using an unlisted code under the MolDX program and MolDX priced Percepta at $3,220. There is no assurance that MolDX won’t reprice Percepta in the future and the rate could be lower than $3,220.

Noridian Healthcare Solutions provided Medicare coverage for the Envisia Genomic Classifier on April 11, 2019.

We submit claims to Medicare for Envisia using CPT code 81554, which became effective January 1, 2021. We applied for New ADLT designation for Envisia, and the test was approved as a New ADLT on September 17, 2020. Effective October 1, 2020 through June 30, 2021, the Medicare payment rate for Envisia was set at $5,500, the “actual list charge” for the test. Veracyte reported private payer rates for Envisia in March 2021, reflecting final payments between October 1, 2020 and February 28, 2021. The volume-weighted median of these reported rates, which was $5,500, set the payment rate for Envisia from July 1, 2021 through December 31, 2022, after which Envisia will be priced based on private payer rates collected and reported annually. There can be no assurance that the Medicare payment rate for Envisia will not be reduced when it is set based on the volume-weighted median of private payer rates when we are required to report private payer rates for Envisia under PAMA in subsequent reporting cycles.

Effective July 18, 2021, Decipher Bladder is reimbursed by Medicare pursuant to LCDs issued by three MACs and Decipher Bladder is covered by a fourth MAC, Noridian Healthcare Solutions, effective as of July 25, 2021. We have not yet contracted with any commercial payers for reimbursement of Decipher Bladder. Our Decipher Bladder test was assigned a new CPT code, 0016M, for 2020.

We will submit claims to Medicare for Decipher Bladder using CPT code 0016M. CMS assigned 0016M to the gapfilling process in 2021. There is no assurance that the gapfilling process will not result in a lower-than-expected payment rate for 0016M, or that the Medicare payment rate for Decipher Bladder will not decrease during a future reporting cycle under PAMA.

HalioDx’s Immunoscore test is currently not subject to a coverage policy from Medicare or any of the MACs. HalioDx’s Immunoscore test has been assigned CPT code 0261U effective October 1, 2021. The Immunoscore code went through the national payment determination process, was crosswalked to CPT code 0108U and assigned a rate of $2,513.25 effective January 1, 2022. There is no assurance that the clinical laboratory fee schedule rate for Immunoscore will not decrease during a future reporting cycle under PAMA or that Medicare may require a coverage policy in the future.

Although we have entered into contracts with certain third-party payers that establish in-network allowable rates of reimbursement for many of our tests, payers may suspend or discontinue reimbursement at any time, may require or increase co-payments from patients, or may reduce the reimbursement rates paid to us. Reductions in private payer amounts could decrease the Medicare payment rates for our tests under PAMA. In addition, private payers have begun requiring prior authorization for molecular diagnostic tests. Potential reductions in reimbursement rates or increases in the difficulty of achieving payment could have a negative effect on our revenue.

We have estimated the sizes of the markets for our current and future products and services, and these markets may be different than we estimate.

Our estimates of the annual addressable markets for our current tests, products and services and those under development are based on a number of internal and third-party estimates, including, without limitation, the number of patients who have developed one or more of a broad range of cancers and certain diseases, the number of individuals who are at a higher risk for developing one or more of broad range of cancers and certain diseases, the number of individuals with certain diseases we or our collaborators are able to detect through our tests, products and services, the proportion of patients in each market whose needs can be addressed by our or our collaborators’ tests, products and services, the number of potential tests utilized per patient and the assumed prices at which we can sell our current and future tests, products and services for markets that have not been established. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be as accurate as we initially intended and the conditions upon which our assumptions or estimates are based may change at any time. As a result, our estimates of the annual addressable market for our current or future tests, products and services may ultimately be incorrect. If the actual number of patients who would benefit from our tests, products or services, the price at which we can sell future tests, products and services or the annual addressable market for our tests, products or services is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business.

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

We are an out-of-network provider with some commercial payers in the U.S. and thus, we do not have control over rates or terms of reimbursement. Without contracted rates for reimbursement, our claims are often denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive and may not result in payment. In cases where we are out-of-network, there is typically a greater patient cost-share responsibility which may result in further delays and/or decreased likelihood of collection. Payers may attempt to recoup prior payments after review, sometimes after significant time has passed, which would impact future revenue.

We expect to continue to focus substantial resources on increasing adoption, coverage and reimbursement for the Afirma, Decipher Prostate, Prosigna, Percepta, Envisia, Decipher Bladder, and Immunoscore and any other future tests we may develop. We believe it will take several years to achieve coverage and contracted reimbursement with a majority of third-party payers. We cannot predict whether, under what circumstances, or at what payment levels payers will reimburse for our tests. Also, payer consolidation is underway and creates uncertainty as to whether coverage and contracts with existing payers will remain in effect. Finally, if there is a decrease in the Medicare payment rates for our tests, the payment rates for some of our commercial payers may also decrease if they tie their allowable rates to the Medicare rates. Reductions in private payer amounts could decrease the Medicare payment rates for our tests under PAMA. Our failure to establish broad adoption of and reimbursement for our tests, or our inability to maintain existing reimbursement from payers, will negatively impact our ability to generate revenue and achieve profitability, as well as our future prospects and our business.

We may experience limits on our revenue if physicians decide not to order our tests.

If we are unable to create or maintain demand for our tests in sufficient volume, we may not become profitable. To generate demand, we will need to continue to educate physicians about the clinical utility and cost-effectiveness of our tests through published papers, presentations at scientific conferences, marketing campaigns and one-on-one education by our sales force. In addition, our ability to obtain and maintain adequate reimbursement from third-party payers will be critical to generating revenue. Moreover, many patients have been deferring elective procedures and medical visits as a result of the COVID-19 pandemic, and we have experienced, and expect to continue to experience, a significant reduction in patient demand or physician recommendations, which has and may continue to adversely affect our business.

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

Because our Afirma, Decipher Prostate Biopsy, Decipher Prostate RP, Percepta, Envisia, Decipher Bladder, and Immunoscore testing services are performed by our certified laboratories under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, rather than by the local laboratory or pathology practice, pathologists may be reluctant to support our testing services as well. Guidelines that include our tests currently may subsequently be revised to recommend another testing protocol, and these changes may result in physicians deciding not to use our tests. Lack of guideline inclusion could limit the adoption of our tests and our ability to generate revenue and achieve profitability. To the extent international markets have existing practices and standards of care that are different than those in the United States, we may face challenges with the adoption of our tests in international markets.

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

We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations mandate specific personnel qualifications, facilities administration, quality systems, inspections, and proficiency testing. CLIA certification is also required for us to be eligible to bill state and federal healthcare programs, as well as many private third-party payers. To renew these certifications, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may conduct random inspections of our clinical reference laboratories. If we fail to maintain CLIA certificates in our South San Francisco, California, San Diego, California, Austin, Texas, Marseille, France or Richmond, Virginia laboratory locations, we would be unable to bill for services provided by state and federal healthcare programs, as well as many private third-party payers, which may have an adverse effect on our business, financial condition and results of operations.

We are also required to maintain state licenses to conduct testing in our laboratories. California, New York, and Texas, among other states’ laws, require that we maintain a license and comply with state regulation as a clinical laboratory. Other states may have similar requirements or may adopt similar requirements in the future. In addition, all of our clinical laboratories are required to be licensed on a test-specific basis by New York. We have received approval for the Afirma, Decipher Prostate, Percepta, Envisia and Decipher Bladder tests, and will be seeking approval for the Immunoscore test. We will be required to obtain approval for other tests we may offer in the future. If we were to lose our CLIA certificate or California license for our South San Francisco, San Diego, or Richmond laboratories, whether as a result of revocation, suspension, limitation or otherwise, we would no longer be able to perform our molecular tests, which would eliminate our primary source of revenue and harm our business. If we fail to meet the state licensing requirements for our Austin laboratory, whether as a result of revocation, suspension, limitation or otherwise, which could result in a delay in processing tests during that transition and increased costs. If we were to lose our CLIA certificate for our Marseille or Richmond laboratories, whether as a result of revocation, suspension, limitation or otherwise, we would no longer be able to perform our Immunoscore test. If we were to lose our licenses issued by New York or by other states where we are required to hold licenses, we would not be able to test specimens from those states. New tests we may develop may be subject to new approvals by regulatory bodies such as New York State, and we may not be able to offer our new tests until such approvals are received.

If our general strategy of seeking growth through acquisitions and collaborations is not successful, or if we do not successfully integrate companies or assets that we acquire into our business, our prospects and financial condition will suffer.

As an element of our growth strategy, we may pursue opportunities to license assets or purchase companies or assets that we believe would complement our current business or help us expand into new markets. For example, we acquired the nCounter Analysis System and Prosigna test from NanoString, we also acquired Decipher Biosciences and HalioDx. We may pursue additional acquisitions of complementary businesses or assets as part of our business strategy. There can be no assurance that we will successfully integrate the assets acquired from such acquisitions into our existing business, in general, or that our exclusive worldwide license to the nCounter Analysis System for in vitro diagnostic use granted by NanoString will allow us to expand our international reach as anticipated. This and any future acquisitions made by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Integration of acquired companies or businesses we may acquire in the future also may require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, joint venture or investment.

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

Our future success and international growth depends, in part, on our ability to adapt and manufacture select tests to be performed on the nCounter Analysis System.

Our strategy to expand into international markets depends on our ability to successfully distribute the nCounter Analysis System, adapt our menu of diagnostic tests for the platform, and secure necessary regulatory approvals. Currently, the Prosigna breast cancer assay is the only commercially-available test on the platform. If we are not able to adapt our other current or future genetic tests to be performed on the nCounter Analysis System, or if the nCounter Analysis System fails to be competitive against other diagnostic tests, our prospects for growth could suffer. In addition, to the extent international markets have existing practices and standards of care that are different than those in the United States, we may face challenges with the adoption of the nCounter Analysis System in international markets.

If we are not successful in advancing our biopharma collaborations, our prospects and financial condition will suffer.

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

COVID-19 has caused significant volatility in financial markets and has raised the prospect of an extended global recession. Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions and quarantines, have contributed to a general slowdown in the global economy, adversely impacted patients, physicians, customers, suppliers, third-party contract manufacturers, and collaboration partners, and disrupted our operations. The global COVID-19 pandemic continues to evolve. Certain jurisdictions have begun re-opening only to return to restrictions due to increases in new COVID-19 cases and the emergence of new variant strains of COVID-19. Changes in our operations in response to COVID-19 or employee illnesses resulting from the pandemic may result in inefficiencies or delays, including in sales and product development efforts, timing to receive patient sample shipments and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession planning, employees working remotely or teleconferencing technologies. To date, the FDA has approved several vaccines, certain of which are subject to an Emergency Use Authorization, or EUA, for certain uses. Although vaccines are increasingly available in the United States and Europe, and certain countries in South America, Asia and Oceania, there can be no guarantee that the vaccines will be effective against new strains of the virus or that the vaccines will be broadly accepted. Also there can be no guarantee that federal, state, local and foreign agencies will not continue to take other cautionary steps to combat the virus to reduce the incidence of new cases, which could negatively impact our volumes and revenue and limit our ability to reliably forecast our test volumes and levels of revenue.

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

The extent of the impact of COVID-19 on our business and financial results will depend largely on future developments, including the deployment, efficacy, availability and utilization of vaccines, the emergence of new variant strains of COVID-19, the impact on capital and financial markets and the related impact on the financial circumstances of patients, physicians, suppliers, third-party contract manufacturers, and collaboration partners, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that we are not aware of at this time.

We rely on sole suppliers for some of the reagents, equipment and other materials used to perform our tests, and we may not be able to find replacements or transition to alternative suppliers.

We rely on sole suppliers for critical supply of reagents, equipment and other materials and services that we use to perform our tests and for the manufacture of the nCounter Analysis System for diagnostic use and Prosigna test kits sold to customers. We also purchase components used in our sample collection testing kits from sole-source suppliers. Some of these items are unique to these suppliers and vendors. In addition, we utilize a sole source to assemble and distribute our sample collection kits.

We rely on NanoString for the supply of the nCounter Analysis System for diagnostic use and Prosigna test kits. As part of the HalioDx Acquisition we intend to migrate manufacture of the test kits for the nCounter from NanoString to HalioDx.

While we have developed alternate sourcing strategies for these materials and vendors, we cannot be certain whether these strategies will be effective or the alternative sources will be available when we need them. Moreover, the supply of key reagents and testing materials has been severely challenged by the COVID-19 pandemic. Periodically, as a result of the COVID-19 pandemic and other challenges to global supply chains, we experienced supply chain disruptions in the supply of plastic materials used in the processing of samples, although this has not resulted in delays in our ability to timely return test results. If suppliers can no longer provide us with the materials we need to perform the tests and for our sample collection kits, if the materials do not meet our quality specifications or are otherwise unusable, if we cannot obtain acceptable substitute materials, or if we elect to change suppliers, an interruption in test processing or system and test kit deliveries could occur, we may not be able to deliver patient reports and we may incur higher one-time switching costs. Carriers responsible for transporting samples to us are currently operating at lower than usual capacity because of COVID-19, causing delays in the timeliness of our receipt of samples. Any such interruption may significantly affect our future revenue, cause us to incur higher costs, and harm our customer relationships and reputation. In addition, in order to mitigate these risks, we maintain inventories of these supplies at higher levels than would be the case if multiple sources of supplies were available. If our test volume decreases or we switch suppliers, we may hold excess supplies with expiration dates that occur before use which would adversely affect our losses and cash flow position. As we introduce any new test, we may experience supply issues as we ramp test volume. Moreover, the COVID-19 pandemic has disrupted supply chains globally, and could adversely affect our ability to source essential reagents, equipment and other materials in a timely manner or at all.

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
•gain acceptance from ordering laboratories; and
•seek and obtain regulatory clearances, approvals or certifications of our new solutions, as required by applicable regulatory bodies.

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

Few research and development projects result in commercial products, and success in early clinical studies often is not replicated in later studies. At any point, we may abandon development of new diagnostic tests, or we may be required to expend considerable resources repeating clinical studies, which would adversely impact the timing for generating potential revenues from those new diagnostic tests. In addition, as we develop diagnostic tests, we will have to make additional investments in our sales and marketing operations, which may be prematurely or unnecessarily incurred if the commercial launch of a test is abandoned or delayed. If a clinical validation study fails to demonstrate the prospectively defined endpoints of the study, we would likely abandon the development of the test or test feature that was the subject of the clinical study, which could harm our business.

In addition, we recognize test revenue upon delivery of the patient report to the prescribing physician based on the amount we expect to ultimately realize. We determine the amount we expect to ultimately realize based on payer reimbursement history, contracts, and coverage. Upon ultimate collection, the amount received is compared to the estimates and the amount accrued is adjusted accordingly. We cannot be certain as to when we will receive payment for our diagnostic tests, and we must appeal negative payment decisions, which delays collections. Should judgments underlying estimated reimbursement change or be incorrect at the time we accrued such revenue, our financial results could be negatively impacted in future quarters. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. In addition, these fluctuations in revenue may make it difficult for us, for securities analysts and for investors to accurately forecast our revenue and operating results. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.

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

In addition to the ACA, various healthcare reform proposals have also periodically emerged from federal and state governments. For example, in February 2012, Congress passed the Middle Class Tax Relief and Job Creation Act of 2012, which in part reset the clinical laboratory payment rates on the Medicare Clinical Laboratory Fee Schedule, or CLFS, by 2% in 2013. In addition, under the Budget Control Act of 2011, which is effective for dates of service on or after April 1, 2013, Medicare payments, including payments to clinical laboratories, are subject to a reduction of 2% due to the automatic expense reductions (sequester) until fiscal year 2024. In March 2020, Congress passed the CARES Act, which suspended the 2% reduction in Medicare fee-for-service payments from May 1, 2020 through December 31, 2020. To account for this temporary suspension, the legislation also extends the effect of sequestration by a year (now through fiscal year 2030). Reductions resulting from the Congressional sequester are applied to total claims payment made; however, they do not currently result in a rebasing of the negotiated or established Medicare or Medicaid reimbursement rates. In December 2020, Congress passed the Consolidated Appropriations Act of 2021, or CAA, which extended the suspension through March 31, 2021. Legislation enacted April 14, 2021 further extended the suspension through December 31, 2021. The Protecting Medicare and American Farmers from Sequester Cuts Act, enacted on December 10, 2021, extends the suspension through March 31, 2022, after which a 1.0% sequestration would apply for Medicare payments made between April 1, 2022 and June 30, 2022. The legislation also applies a 2.25% sequestration to Medicare payments made during the first six months of fiscal year 2030, and a 3% reduction to payments made during the last six months of fiscal year 2030.

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

PAMA includes a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS and the Physician Fee Schedule would report on a triennial basis (or annually for ADLTs), private payer rates and volumes for their tests with specific CPT codes based on final payments made during a set data collection period (the first of which was January 1 through June 30, 2016). We believe that PAMA and its implementing regulations are generally favorable to us. We reported to CMS the data required under PAMA before the March 31, 2017 deadline. The new payment rate for the Afirma genomic classifier based on the volume-weighted median of private payer rates took effect January 1, 2018, increasing from $3,220 to $3,600 through December 31, 2020. In December 2019, through the Further Consolidated Appropriations Act of 2020, Congress delayed the next data reporting period from 2020 to 2021 for final payments made between January 1 and June 30, 2019, extending the applicability of the current rate for Afirma through December 31, 2021. In March 2020, through the CARES Act, Congress further delayed the next reporting period to 2022 for final payments made between January 1 and June 30, 2019, extending the applicability of the payment rates based on 2017 reporting through December 31, 2022. In December 2021, through the Protecting Medicare and American Farmers from Sequester Cuts Act, Congress further delayed the next reporting period to 2023. There can be no assurance that the payment rate for Afirma or Prosigna will not decrease in the future or that the payment rates for Afirma Xpression Atlas, Afirma MTC, Decipher Prostate Biopsy, Decipher Prostate RP, Percepta, Decipher Bladder or Immunoscore will not be adversely affected by the PAMA law and regulations.

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

In December 2020, in its enactment of the CAA, Congress enacted the No Surprises Act. This law, which takes effect January 1, 2022, prohibits an out-of-network provider from billing a patient at an amount in excess of the in-network cost sharing for services furnished with respect to a visit at certain in-network health care facilities. The law establishes an independent dispute resolution process between the provider and the payer to determine the appropriate payment rate to the provider. As written, the No Surprises Act may apply to laboratory tests furnished by an independent laboratory with respect to a hospital visit. The law establishes a notice and consent exception that generally does not apply to laboratory tests, although it allows for the Secretary of the Department of Health and Human Services, or HHS, to apply the exception to certain advanced tests. HHS, the Department of Labor, and the Department of the Treasury in 2021 implemented the No Surprises Act through Interim Final Rules issued on July 1, 2021 and September 30, 2021. The No Surprises Act, and regulations and subregulatory guidance promulgated thereunder, could limit our ability to achieve payment in full for our testing services.

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

Effective January 1, 2018, CMS revised its billing rules to allow the performing laboratory to bill Medicare directly for molecular pathology tests performed on specimens collected from hospital outpatients, even when those tests are ordered less than 14 days after the date of discharge, if certain conditions are met. We believe that our Afirma, Decipher Prostate Biopsy, Decipher Prostate RP, Percepta, Envisia, and Decipher Bladder classifiers, along with Prosigna, should be covered by this policy. Accordingly, we bill Medicare for these tests when we perform them on specimens collected from hospital outpatients and meet the conditions set forth in CMS's revised billing rules.

This change does not apply to tests performed on specimens collected from hospital inpatients. We will continue to bill hospitals for tests performed on specimens collected from hospital inpatients when the test was ordered less than 14 days after the date of discharge.

In the CY 2020 Hospital Outpatient Prospective Payment System Proposed Rule, CMS solicited comments on potential revisions to these billing rules that could have impacted our ability to bill Medicare directly for our Afirma, Decipher Prostate Biopsy, Decipher Prostate RP, Percepta, Envisia, and Decipher Bladder classifiers, as well as for Prosigna, when performed on specimens collected from hospital outpatients. Although these changes were not finalized, if CMS makes similar changes in the future, it could negatively impact our business.

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

Clinical laboratory tests have long been subject to comprehensive regulations under CLIA, as well as by applicable state laws. Most clinical diagnostic tests developed and run within a single CLIA-certified clinical laboratory (known as “laboratory developed tests” or “LDTs”), are not currently subject to regulation under the FDA's enforcement discretion policy. While the FDA maintains its authority to regulate LDTs, it continues to exercise enforcement discretion not to enforce the premarket review, quality system/current Good Manufacturing Practices regulations, and other applicable medical device requirements against most LDT developers and users. Certain reagents, instruments, software or components manufactured and sold by third parties and used by their customers to manufacture or perform diagnostic tests may be subject to regulation under certain circumstances. Further, FDA has raised concerns about companies who manufacture, and label finished clinical test kits or clinical testing components as “research use only”, or RUO, or “investigational use only”, or IUO, and either knowingly use them or sell them for use in patient care. We believe that the Afirma, Decipher Prostate Biopsy, Decipher Prostate RP, Percepta, Envisia, and Decipher Bladder classifiers, as well as Immunoscore, have been developed and are performed in a manner consistent with FDA’s enforcement discretion policy.

In October 2014, the FDA issued two draft guidance documents stating that the FDA intended to modify its policy of enforcement discretion with respect to LDTs in a risk-based manner consistent with the existing classification of medical devices. Although the FDA halted finalization of the guidance in November 2016 to allow for further public discussion on an appropriate oversight approach to LDTs and to give Congressional authorizing committees the opportunity to develop a legislative solution, it is unclear if Congress or the FDA will modify the current approach to the regulation of LDTs in a way that would subject our current or future services marketed as LDTs to the enforcement of FDA regulatory requirements. The FDA Commissioner and the Director of the Center for Devices and Radiological Health (“CDRH”) have expressed significant concerns regarding disparities between some LDTs and in vitro diagnostics that have been reviewed, cleared, authorized or approved by the FDA. If the FDA were to determine that Afirma, Decipher Prostate Biopsy, Decipher Prostate RP, Percepta, Envisia, and Decipher Bladder classifiers, as well as Immunoscore, offered as LDTs are not within the policy for LDTs for any reason, including new rules, policies or guidance, or due to changes in statute, our tests may become subject to extensive FDA requirements, or our business may otherwise be adversely affected. If the FDA were to disagree with our LDT status or modify its approach to regulating LDTs, we could experience reduced revenue or increased costs, which could adversely affect our business, prospects, results of operations and financial condition.

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

In addition, changes in the way the European Union, or EU, regulates LDTs, or in-house tests, could result in additional expenses for offering our current and any future tests or possibly delay or suspend development, or commercialization of such tests. In the EU, LDTs are exempt from the regulations that govern medical devices and in vitro diagnostic medical devices, or IVD MDs, under certain conditions. The EU In Vitro Diagnostic Medical Devices Directive (Directive 98/79/EC), or IVDD, currently governs the exemptions applicable to LDTs. However, the EU regulatory landscape is significantly changing and the EU Regulation (EU) 2017/746 of April 5, 2017, repealing the IVDD, referred to as the IVD Medical Devices Regulation, or IVDR, becomes applicable on May 26, 2022. Under the IVDR, the general safety and performance requirements set out in Annex I will also be applicable to devices manufactured and used only within health institutions unless certain conditions are met. The exemptions provided under the IVDR for LDTs remain to be further interpreted and clarified and there are proposals currently being considered by the EU institutions meaning that the date of application of the relevant provisions will be extended to May 2024 and May 2028. As such, the extent of such exemptions or when they are applicable is not yet fully determined. If our tests do not qualify for an exemption, we may be subject to the full application of the IVDR with respect to some or all of our existing, as well as future, tests, and we would be required to expend additional time and resources to complying with the requirements of the IVDR. Following Brexit, the IVDR will not be applicable in Great Britain (although it will apply in Northern Ireland), but the UK government is currently undertaking a consultation on the regime applicable to in vitro diagnostics in the UK, and it is anticipated that similar provisions will be introduced as under the IVDR.

If the FDA or foreign authorities were to require us to seek clearance, approval or certification for our existing tests that are not currently cleared, approved, or certified or any of our future products for clinical use, we may not be able to obtain such approvals or certifications on a timely basis, or at all. While we believe our Afirma, Decipher Prostate Biopsy, Decipher Prostate RP, Percepta, Envisia, and Decipher Bladder classifiers, as well as Immunoscore, would likely qualify for the

“grandfathered” tests treatment, there can be no assurance of what the FDA might ultimately require if it issues a rule. If premarket reviews or certifications are required, our business could be negatively impacted if we are required to stop selling our products pending their clearance, approval or certification. In addition, the launch of any new products that we develop could be delayed by the implementation of future FDA or foreign regulations. The cost of complying with premarket review or certification requirements, including obtaining clinical data, could be significant. In addition, future regulation by the FDA or foreign authorities could subject our business to further regulatory risks and costs. Failure to comply with applicable regulatory requirements of the FDA or foreign authorities could result in enforcement action, including receiving untitled or warning letters, fines, injunctions, or civil or criminal penalties. Any such enforcement action would have a material adverse effect on our business, financial condition and operations. In addition, our sample collection containers are listed as Class I devices with the FDA. If the FDA were to determine that they are not Class I devices or otherwise not exempt from 510(k) clearance requirements, we would be required to file 510(k) premarket notifications and obtain FDA clearance to use the containers, which could be time consuming and expensive.

The FDA has taken the position that if evidence demonstrates that a product which otherwise meets the definition of a regulated medical device is inappropriately labeled RUO or IUO, distribution, sale, or use of the product could violate the misbranding or adulteration provisions of the Federal Food, Drug, and Cosmetic Act, or the FDC Act. In the EU, under the IVDD, RUO products which are intended to be used for research purposes, without any medical objective, are not regarded as devices for performance evaluation used in diagnostic procedures. More importantly, the IVDR expressly provides that products intended for RUO are excluded from the scope of the regulation. A material intended for RUO, without any medical purpose or objective, is therefore not considered as an IVD MD and is not subject to compliance with the IVD MDs requirements. Depending on the product in question, other regulations may be applicable to the RUO products. Some of the reagents, instruments, software or components obtained by us from suppliers for use in our products are currently labeled by those suppliers as “RUO” or “IUO”. If the FDA or foreign bodies were to determine that any of these reagents, instruments, software or components are improperly labeled RUO or IUO and undertake enforcement actions, some of our suppliers might cease selling these reagents, instruments, software or components to us or be forced to recall them, and any failure to obtain an acceptable substitute could significantly and adversely affect our business, financial condition and results of operations, including increasing the cost of testing or delaying, limiting or prohibiting the purchase of reagents, instruments, software or components necessary to perform testing. Such actions could also lead FDA to investigate our purchase and use of supplier products and for the Agency to question whether or not Veracyte has violated the FDC Act.

Obtaining marketing authorization or certification by the FDA and foreign regulatory authorities or notified regulatory bodies for our diagnostic tests will take significant time and require significant research, development and clinical study expenditures and ultimately may not succeed.

Before we begin to label and market some of our products for use as clinical diagnostics in the United States, unless an exemption applies, we are required to obtain clearance from the FDA by submitting a premarket notification under section 510(k) of the FDC Act or 510(k), or approval from the FDA by submitting a premarket approval, or PMA. We may also be able to obtain marketing authorization through a De Novo classification process rather than through a PMA if the 510(k) pathway is not available. In September 2013, we obtained FDA 510(k) clearance for Prosigna as a prognostic indicator for distant recurrence-free survival at ten years in post-menopausal women with Stage I/II lymph node-negative or Stage II lymph node-positive (1-3 positive nodes), hormone receptor-positive breast cancer to be treated with adjuvant endocrine therapy alone, when used in conjunction with other clinicopathological factors after they have undergone surgery in conjunction with locoregional treatment and consistent with the standard of care.

The FDA issued guidance titled "In Vitro Companion Diagnostic Devices" that defined an IVD companion diagnostic device as an in vitro diagnostic device that provides information that is essential for the safe and effective use of a corresponding therapeutic product. The use of an IVD companion diagnostic device with a therapeutic product is stipulated in the instructions for use in the labeling of both the diagnostic device and the corresponding therapeutic product, including the labeling of any generic equivalents of the therapeutic product. The FDA stated that an IVD companion diagnostic should be submitted for review and cleared through an appropriate device submission contemporaneously with the review and approval of the therapeutic product to facilitate concurrent review. The FDA guidance also stated that while there may be cases when a companion diagnostic could come to market through the 510(k) pathway, the FDA expects that most companion diagnostics will be Class III devices. An IVD diagnostic device that is not a companion diagnostic device, because it is not essential for the safe and effective use of a corresponding therapeutic product, may still be beneficial for use with a therapeutic product, but may not be identified in the labeling of the therapeutic product. It is possible that revenue from a cleared or approved beneficial or complementary IVD diagnostic device may be less than revenue from a cleared or approved IVD companion diagnostic device.

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

Sales of our diagnostic tests outside the United States are subject to foreign regulatory requirements governing clinical studies, vigilance reporting, marketing approval, manufacturing, regulatory inspections, product licensing, pricing and reimbursement. These regulatory requirements vary greatly from country to country. As a result, the time required to obtain approvals or certifications outside the United States may differ from that required to obtain FDA marketing authorization, and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. Marketing authorization from the FDA does not ensure approval or certification by regulatory authorities in other countries, and approval or certification by any foreign regulatory authority does not ensure marketing authorization or certifications by regulatory authorities in other countries or by the FDA. Foreign regulatory authorities could require additional testing beyond what the FDA requires. In addition, the FDC Act imposes requirements on the export of medical devices, such as labeling requirements, and foreign governments impose requirements on the import of medical devices from the United States. Failure to comply with these regulatory requirements or to obtain required approvals, clearances, and export certifications could impair our ability to commercialize our diagnostic products outside of the United States.

For instance, in order to sell some of our products in the EU, those products must currently comply with the essential requirements of the IVDD. Compliance with these requirements is a prerequisite to be able to affix the European Conformity, or CE, mark to our products, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must meet the essential requirements laid down in Annex I to the IVDD, unless an exemption applies, including the requirement that an IVD MD must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performances intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. To demonstrate compliance with the essential requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. As a general rule, demonstration of conformity of IVD MDs and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence.

For most IVD MDs, the manufacturer can self-declare the conformity of its products with the essential requirements of the IVDD. For some types of IVDs listed in Annex II of the IVDD, a conformity assessment procedure requires the intervention of a notified body. Notified regulatory bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. The notified body would typically audit and examine the product’s technical file and the manufacturer’s quality system (notified body must presume that quality systems which implement the relevant harmonized standards – which is ISO 13485:2016 for Quality Management Systems – conform to these requirements). If satisfied that the relevant product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE Mark to the device, which allows the device to be placed on the market throughout the EU. If we fail to remain in compliance with applicable EU laws and directives, we would be unable to continue to affix the CE mark to our products, which would prevent us from selling them within the EU and European Economic Area, or EEA (which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland).

The EU regulatory landscape concerning medical devices is significantly changing, and the new IVDR governing IVD MDs will become applicable on May 26, 2022. The new requirements in the IVDR will have a significant effect on the way we conduct our business in the EU and the EEA. In particularly, substantially more IVDs will require the involvement of a notified body to be able to affix a CE Mark to the product, which may lead to delay in being able to place such products on the market. Given the large number of products on the market that will now require the involvement of a notified body to be placed on the market under the IVDR, the EU institutions are currently finalizing amendments to the transitional provisions applicable to certain products, meaning that where such transitional provisions apply, the products can continue to be placed on the market under the IVDD for a certain period of time.

Since January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, has become the sovereign regulatory authority responsible for the Great Britain (i.e., England, Wales and Scotland) medical device market according to the requirements provided in the Medical Devices Regulations 2002 (SI 2002 No 618, as amended). The UK regulation implemented the three pre-existing EU directives, including the IVDD. Following the end of the Brexit transitional period on January 1, 2021, new regulations require medical devices to be registered with the MHRA (but manufacturers were given a grace period of four to 12 months to comply with the new registration process) before being placed on Great Britain market. The MHRA only registers devices where the manufacturer or their United Kingdom, or UK, Responsible Person has a registered place of business in the UK. Manufacturers based outside the UK will need to appoint a UK Responsible Person that has a registered place of business in the UK to register devices with the MHRA. By July 1, 2023, in Great Britain, all medical devices will require a UK Conformity Assessed, or UKCA, mark but CE marks issued by EU notified regulatory bodies will remain valid until this time. Manufacturers may choose to use the UKCA mark on a voluntary basis until June 30, 2023. However, UKCA marking will not be recognized in the EU. The MHRA is also currently consulting on the UK regime going forward, and it is expected that requirements similar to those under the IVDR will be put in place in the UK.

An MHRA public consultation was opened until end of November 2021 on the post-Brexit regulatory framework for medical devices and diagnostics. The MHRA seeks to amend the UK Medical Devices Regulations 2002 (which are based on EU legislation, primarily the EU Medical Devices Directive 93/42/EEC and the IVDD), in particular to create a new access pathway to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform IVD MD regulation, and foster sustainability through the reuse and remanufacture of medical devices. The regime is expected to come into force in July 2023, coinciding with the end of the acceptance period for EU CE marks in Great Britain, subject to appropriate transitional arrangements. The consultation indicated that the MHRA will publish guidance in relation to the changes to the regulatory framework and may rely more heavily on guidance to add flexibility to the regime.

Under the terms of the Northern Ireland Protocol, Northern Ireland follows EU rules on medical devices, including the IVDR when applicable. Therefore, devices marketed in Northern Ireland will require assessment according to the EU regulatory regime. Such assessment may be conducted by an EU notified body, in which case a CE mark is required before placing the device on the market in the EU or Northern Ireland. Alternatively, if a UK notified body conducts such assessment, a ‘UKNI’ mark is applied and the device may only be placed on the market in Northern Ireland and not the EU.

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

On April 5, 2017, the IVDR, was adopted to establish a modernized and more robust EU legislative framework, with the aim of ensuring better protection of public health and patient safety. Unlike directives, the IVDR does not need to be transposed into national law and therefore reduces the risk of discrepancies in interpretation across the different European markets. The IVDR increases the regulatory requirements applicable to IVD MDs in the EU and would require that we re-classify and obtain new certificates of conformity for our existing CE-marked IVD MDs by May 25, 2022, unless a transitional provision applies to our current certificates. The EU institutions are currently finalizing amendments to the transitional provisions applicable to certain products, meaning that where such transitional provisions apply, the products can continue to be placed on the market under the IVDD for a certain period of time.

The IVDR will not be implemented in Great Britain, and the previous legislation that implemented the IVDD, the Medical Devices Regulations 2002 (SI 2002 No 618, as amended), applies. For the time being, the regulatory regime for medical devices and IVD MDs in Great Britain (England, Scotland and Wales) continues to be based on the requirements derived from current EU legislation, but subject to the outcome of the MHRA public consultation on the post-Brexit regulatory framework for medical devices and diagnostics, the UK may choose to retain regulatory flexibility or align with the EU Medical Devices Regulation and the IVDR going forward. EU CE markings will continue to be recognized in the UK, and certificates issued by EU-registered notified regulatory bodies will be valid in the UK until June 30, 2023. For medical devices, including IVD MDs, placed on the market in Great Britain after this period, the UKCA marking will be mandatory. In contrast, UKCA marking and certificates issued by UK notified regulatory bodies are not recognized on the EU market. The rules for placing medical devices on the Northern Ireland market differ from those in Great Britain, and the IVDR will apply in Northern Ireland. These modifications may have an effect on the way we intend to conduct our business in these countries.

In addition, pursuant to our collaborations with pharmaceutical companies for the development of companion diagnostic tests for use with their drugs, we are responsible for obtaining regulatory authorizations or certifications to use the companion diagnostic tests in clinical studies as well as the authorizations or certifications to sell the companion diagnostic tests following completion of such studies. Some of the compensation we expect to receive pursuant to these collaborations is based on the receipt of authorizations or certifications. Any failure to obtain authorizations or certifications for our diagnostic kits in a particular jurisdiction may also reduce sales of the nCounter Analysis System for clinical use in that jurisdiction, as the lack of a robust menu of available diagnostic tests would make those systems less attractive to testing laboratories.

In the EU, there is currently no legal definition or classification system for companion diagnostics. Companion diagnostics are deemed to be IVD MDs, governed by the IVDD, and are required to conform with the essential requirements of the IVDD. The conformity assessment varies according to the type of IVD MD. As there is currently no classification system for companion diagnostics, the conformity assessment varies depending on the companion diagnostics’ characteristics and they will be either subject to a conformity assessment by a notified body or to a self-assessment by the manufacturer (without the intervention of a notified body). The regulation of companion diagnostics will be subject to further requirements once the IVDR will become applicable on May 26, 2022, although if the current proposals being discussed by the EU institutions are finalized, this requirement will be applicable to companion diagnostics in May 2026. The IVDR introduces a new classification system for companion diagnostics which are now specifically defined as a device which is essential for the safe and effective use of a corresponding medicinal product to: (a) identify, before and/or during treatment, patients who are most likely to benefit from the corresponding medicinal product; or (b) identify, before and/or during treatment, patients likely to be at increased risk of serious adverse reactions as a result of treatment with the corresponding medicinal product. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue a certificate of conformity, the notified body will have to seek a scientific opinion from the European Medicines Agency or the relevant national competent authority on the suitability of the companion diagnostic to the medicinal product concerned.

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

We are subject to ongoing and increasingly extensive regulatory requirements, which may be subject to change, and our failure to comply with these requirements could substantially harm our business.

Certain of our products are regulated as IVD MDs, including Prosigna and the nCounter Analysis System. Accordingly, we and certain of our contract manufacturers are subject to ongoing International Organization for Standardization, or ISO, obligations as well as requirements under CLIA and state laboratory quality statutes and regulations, the FDC Act and related FDA regulations, and other statutory and regulatory requirements enforced by other government authorities. These may include routine inspections by notified bodies, FDA, CMS, and other health authorities, of our manufacturing facilities and our records for compliance with standards such as ISO 13485 and QSR regulations, which establish extensive requirements for quality assurance and control as well as manufacturing and change control procedures, among other things. These inspections may include the manufacturing facilities of any suppliers. In the event that a supplier fails to maintain compliance with regulatory or our quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result. We are also subject to other regulatory obligations, such as registration of our company offices and facilities and the listing of our devices with the FDA; continued adverse event and malfunction reporting; reporting certain corrections and removals; and labeling and promotional requirements.

The IVDR increases the regulatory requirements applicable to in vitro diagnostics in the EU and would require that we re-classify and obtain new certificates of conformity for our existing CE-marked IVD products by May 25, 2022, unless a transitional provision applies to our current certificates.

The IVDR will become applicable five years after publication (on May 26, 2022), subject to relevant transitional periods, and once applicable to a particular product, the IVDR will among other things:

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

Due to a severe shortage of capacity of the European notified regulatory bodies designated for IVDR certification to assess all IVD MDs that will require notified body certification under IVDR, the EU institutions are currently finalizing proposed amendments to the transitional periods, so that longer periods may apply to certain IVDs. Failure to secure these re-certifications in time will halt our ability to commercialize our products in relevant countries. Currently our tests that require recertification are Prosigna and Immunoscore. Moreover, complying with the stricter regulatory requirements of the IVDR, including with respect to clinical evaluation requirements, quality systems, and post-market surveillance, may require us to incur significant expenditures. Failure to meet these requirements could adversely impact our business in the EU and EEA and other regions that tie their product registrations or regulations to the EU requirements.

Other regulatory bodies may also issue guidelines and regulations that could impact the development of our products, including companion diagnostic tests. For example, the European Medicines Agency recently launched an initiative to determine guidelines for the use of genomic biomarkers in the development and lifecycle of drugs. The guidelines may impose greater requirements for demonstrating the clinical validity and utility of our biomarker-based tests and may interfere with our ability to develop companion diagnostics or otherwise obtain or maintain marketing authorization or certifications for our diagnostic tests.

The EU IVDR will not be implemented in Great Britain, and the previous legislation that implemented the IVDD, the Medical Devices Regulations 2002 (SI 2002 No 618, as amended), applies. Therefore, the regulatory regime for medical devices in Great Britain (England, Scotland and Wales) will continue to be based on the requirements derived from current EU legislation, and the UK is currently conducting a consultation on the medical device regime, including whether to align with the EU Medical Devices Regulation, going forward. EU CE markings will continue to be recognized in the UK, and certificates issued by EU-registered notified regulatory bodies will be valid in the UK, until June 30, 2023. For medical devices placed on the market in Great Britain after this period, the UKCA marking will be mandatory. In contrast, UKCA marking and certificates issued by UK notified regulatory bodies are not recognized on the EU market. The rules for placing medical devices on the Northern Ireland market differ from those in Great Britain, and the EU IVDR will apply in Northern Ireland. These modifications may have an effect on the way we intend to conduct our business in these countries.

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

Our principal competition for our tests comes from traditional methods used by physicians to diagnose and manage patient care decisions or diagnostic tests provided by other commercial and academic laboratories. For our Afirma genomic classifier, practice guidelines in the United States have historically recommended that patients with indeterminate diagnoses from cytopathology results be considered for surgery to remove all or part of the thyroid to rule out cancer. This practice has been the standard of care in the United States for many years, and we need to continue to educate physicians about the benefits of the Afirma genomic classifier to change clinical practice.

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

Our Decipher Prostate test faces competition from Myriad Genetics and Exact Sciences, which offer genomic testing for prognostic purposes within localized prostate cancer. Additionally, traditional methods used by pathologists and clinicians to estimate risk of disease progression pose competitive threats to our business. Companies combining these traditional methods with artificial intelligence could potentially emerge as competitors, but most of these technologies are currently in the research stage. In bladder cancer, we are not currently aware of a direct competitor offering genomic testing for prognostic purposes that match the intended use population for the Decipher Bladder test. However, DNA mutational analysis and traditional clinical methods and nomograms are currently in use by physicians for similar purposes.

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

Many of our potential competitors have widespread brand recognition and substantially greater financial, technical and research and development resources, and selling and marketing capabilities than we do. Others may develop products with prices lower than ours that could be viewed by physicians and payers as functionally equivalent to our solutions or offer solutions at prices designed to promote market penetration, which could force us to lower the list price of our solutions and affect our ability to achieve profitability. If we are unable to change clinical practice in a meaningful way or compete successfully against current and future competitors, we may be unable to increase market acceptance and sales of our products, which could prevent us from increasing our revenue or achieving profitability and could cause the market price of our common stock to decline. As we add new tests and services, we will face many of these same competitive risks for these new tests.

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

In addition, our research and development programs and commercial laboratory operations depend on our ability to attract and retain highly skilled scientists. We may not be able to attract or retain qualified scientists and technicians in the future due to the intense competition for qualified personnel among life science businesses. Our success in the development and commercialization of advanced diagnostics requires a significant medical and clinical staff to conduct studies and educate physicians and payers on the merits of our tests in order to achieve adoption and reimbursement. We are in a highly competitive industry to attract and retain this talent, and the labor market in our industry is becoming increasingly competitive. Additionally, our success depends on our ability to attract and retain qualified sales-people. We recently significantly expanded our sales force as we invest in our multi-product sales strategy, which includes assignment of a single contact to successfully develop and implement relationships with our customers. There can be no assurance that we will be successful in maintaining and growing our business. Additionally, as we increase our sales channels for new tests we commercialize, including the Decipher Prostate, Prosigna, Percepta, Envisia, Decipher Bladder and Immunoscore tests, we may have difficulties recruiting and training additional sales personnel or retaining qualified sales-people, which could cause a delay or decline in the rate of adoption of our tests. Finally, our business requires specialized capabilities in reimbursement, billing, and other areas and there may be a shortage of qualified individuals. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to support our research and development, clinical laboratory, sales and reimbursement, billing and finance efforts. All of our U.S. employees are at will, which means that either we or the employee may terminate their employment at any time. We do not carry key man insurance for any of our employees.

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

We use standard industry billing codes, known as CPT codes, to bill for cytopathology. Through December 31, 2020, we used the CPT code 81545 to bill for our Afirma classifier. Effective January 1, 2021, we began using the new CPT code 81546 to bill for our Afirma classifier, and code 81545 was retired. Effective October 1, 2020, we began using the CPT code 0204U to bill for Afirma Xpression Atlas, and CPT code 0208U to bill for Afirma MTC. Effective January 1, 2020, we began using CPT code 81542 to bill for Decipher Prostate Biopsy and Decipher Prostate RP tests. There is no CPT code for our Percepta classifier. Therefore, until such time that we are assigned and are able to use a designated CPT code specific to Percepta, we use “unlisted” codes for claim submissions, which can lead to delays in payers adjudicating our claims or denying payment altogether. Effective January 1, 2021, we began using the new CPT code 81554 to bill for our Envisia classifier. Effective October 1, 2020, we began using CPT code 0016M to bill for our Decipher Bladder test. Effective October 1, 2021, we began using the new CPT code 0261U to bill for the Immunoscore test.

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

We continually seek to develop enhancements to our current test offerings and additional diagnostic tests that requires us to devote considerable resources to research and development. We may face challenges obtaining sufficient numbers of samples to validate a genomic signature for a molecular diagnostic product. After launching new products, we still must complete studies that meet the clinical evidence required to obtain reimbursement. Moreover, we may experience delays in the development and introduction of new products due to the effects of the current COVID-19 pandemic.

In order to develop and commercialize diagnostic tests, we need to:

•expend significant funds to conduct substantial research and development;
•conduct successful analytical and clinical studies;
•scale our laboratory processes to accommodate new tests; and
•build the commercial, regulatory, and compliance infrastructure to market and sell new products.

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

Typically, few research and development projects result in commercial products, and success in early clinical studies often is not replicated in later studies. At any point, we may abandon development of a product candidate, or we may be required to expend considerable resources repeating clinical studies, which would adversely affect the timing for generating potential revenue from a new product and our ability to invest in other products in our pipeline. If a clinical validation study fails to demonstrate the prospectively defined endpoints of the study or if we fail to sufficiently demonstrate analytical validity, we might choose to abandon the development of the product, which could harm our business. In addition, competitors may develop and commercialize competing products or technologies faster than us or at a lower cost.

If we cannot enter into new clinical study collaborations, our product development and subsequent commercialization could be delayed.

In the past, we have entered into clinical study collaborations, and our success in the future depends in part on our ability to enter into additional collaborations with highly regarded institutions. This can be difficult due to internal and external constraints placed on these organizations. Some organizations may limit the number of collaborations they have with any one company so as to not be perceived as biased or conflicted. Organizations may also have insufficient administrative and related infrastructure to enable collaboration with many companies at once, which can extend the time it takes to develop, negotiate and implement a collaboration. Moreover, it may take longer to obtain the samples we need which could delay our studies, publications, and product launches and reimbursement. Additionally, organizations often insist on retaining the rights to publish the clinical data resulting from the collaboration. The publication of clinical data in peer-reviewed journals is a crucial step in commercializing and obtaining reimbursement for our diagnostic tests, and our inability to control when and if results are published may delay or limit our ability to derive sufficient revenue from them.

If we are unable to develop products to keep pace with rapid technological, medical and scientific change, our operating results and competitive position could be harmed.

In recent years, there have been numerous advances in technologies relating to diagnostics, particularly diagnostics that are based on genomic information. These advances require us to continuously develop our technology and to work to develop new solutions to keep pace with evolving standards of care. Our solutions could become obsolete unless we continually innovate and expand our product offerings to include new clinical applications. If we are unable to develop new products or to demonstrate the applicability of our products for other diseases, our sales could decline, and our competitive position could be harmed.

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

•the Physician Payments Sunshine Act, enacted as part of the ACA, which imposes annual reporting requirements on manufacturers of certain devices, drugs and biologics for certain payments and transfers of value by them and in some cases their distributors to covered recipients, including physicians, as defined by such law, teaching hospitals, and certain healthcare providers as well as ownership or investment interests that physicians or physicians’ immediate family members hold with the reporting entity;

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

Many member states in the EU have adopted specific anti-gift statutes that further limit commercial practices for medical devices (including IVD MDs), in particular vis-à-vis healthcare professionals and organizations. Additionally, there has been a recent trend of increased regulation of payments and transfers of value provided to healthcare professionals or entities and many EU member states have adopted national “Sunshine Acts” which impose reporting and transparency requirements (often on an annual basis), similar to the requirements in the United States, on medical device manufacturers.

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

Our business strategy includes international expansion in select countries and may include developing and maintaining physician outreach and education capabilities outside of the United States, establishing agreements with laboratories, and expanding our relationships with international payers. In 2021, we acquired HalioDx, a France based immuno-oncology diagnostics company, with global operations. Doing business internationally involves a number of risks, including:

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

Our operating results may be adversely affected by unfavorable economic and market conditions.

Our business or financial results may be adversely impacted by uncertain economic conditions, including: the impact of the COVID-19 pandemic, adverse changes in interest rates, foreign currency exchange rates, tax laws or tax rates; inflation; contraction in the availability of credit in the marketplace due to legislation or other economic conditions, which may potentially impair our ability to access the capital markets on terms acceptable to us or at all; and the effects of government initiatives to manage economic conditions. Many of the countries in which we operate, including the U.S. and those in Europe, have experienced and continue to experience uncertain economic conditions, including increased inflation rates, resulting from global as well as local factors. For example, on June 23, 2016, the UK, held a referendum pursuant to which voters elected to leave the EU, commonly referred to as Brexit. The UK formally left the EU on January 31, 2020 and began a transition period that ended on December 31, 2020. Although the impact of Brexit is evolving, and the UK is in the process of negotiating trade deals with other countries, Brexit has created additional uncertainties that may ultimately result in new regulatory costs and challenges for companies and increased restrictions on imports and exports throughout Europe, which could adversely affect our ability to conduct and expand our operations in Europe and which may have an adverse effect on our business, financial condition and results of operations. Additionally, Brexit may increase the possibility that other countries may decide to leave the European Union in the future.

Moreover, we cannot predict how future economic conditions will affect our customers, suppliers and distributors and any negative impact on our critical customers, suppliers or distributors may also have an adverse impact on our results of operations or financial condition. A severe or prolonged economic downturn, as result of a global pandemic such as the COVID-19 pandemic or otherwise, could result in a variety of risks to our business, including weakened demand for our products and services and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our collaborators, possibly resulting in supply disruption, or cause delays in their payments to us. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Errors or defects in our products or services could harm our reputation, decrease market acceptance of our products or services or expose us to product liability claims, and we could face substantial liabilities that exceed our resources.

We are creating new tests, products and services, many of which are initially based on novel technologies. Our new tests and products may contain undetected errors or defects that are not identified until after they are first introduced to the market. As all of our tests, products and services progress, we or others may determine that we made unintended scientific or technological mistakes or omissions. Furthermore, the testing processes utilize a number of complex and sophisticated biochemical, informatics, optical and mechanical processes, many of which are highly sensitive to external factors and variation between testing runs. Refinements to our processes may initially result in unanticipated issues that reduce efficiency or increase variability. In particular, sequencing, which is a key component of these processes, could be inefficient with higher-than-expected variability. This could increase total sequencing costs and reduce the number of samples we can process in a given time period, which may negatively impact customer turnaround time. Additionally, our laboratory operations could result in any number of errors or defects. Our quality assurance system or product development processes may fail to prevent us from inadvertent problems with samples, sample quality, lab processes including sequencing, software, data upload or analysis, raw materials, reagent manufacturing, assay quality or design, or other components or processes. Moreover, our assays may have quality or design errors, and we may have inadequate procedures or instrumentation to process samples, assemble our proprietary primer mixes and commercial materials, upload and analyze data, or otherwise conduct our laboratory operations. Additionally, the marketing, sale and use of our current or future tests could lead to product liability claims if someone were to allege that the tests failed to perform as they were designed. We may also be subject to liability for errors in the results we provide to physicians or for a misunderstanding of, or inappropriate reliance upon, the information we provide. Our Afirma classifiers are performed on FNA samples that are diagnosed as indeterminate by standard cytopathology review. We report results as benign or suspicious to the prescribing physician. Under certain circumstances, we might report a result as benign that later proves to have been malignant. This could be the result of the physician having poor nodule sampling in collecting the FNA, performing the FNA on a different nodule than the one that is malignant or failure of the classifier to perform as intended. We may also be subject to similar types of claims related to our Decipher Prostate, Prosigna, Percepta, Envisia, Decipher Bladder and Immunoscore tests, as well as tests we may develop or acquire in the future.

Any of the foregoing defects or errors could harm our reputation, decrease market acceptance of our products or services or expose us to product liability claims. A product liability or errors and omissions liability claim could further result in substantial damages and be costly and time consuming for us to defend. Although we maintain product liability and errors and omissions insurance, we cannot assure you that our insurance would fully protect us from the financial impact of defending against these types of claims or any judgments, fines or settlement costs arising out of any such claims. Any product liability or errors and omissions liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could cause injury to our reputation, decrease market acceptance of our products or cause us to recall or suspend sales of our products and solutions. The occurrence of any of these events could have an adverse effect on our business and results of operations.

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

We perform all of the Afirma, Percepta and Envisia genomic classifier testing at our laboratory in South San Francisco, California, near major earthquake faults known for seismic activity and in a region affected by wildfires. We perform our urology tests in our laboratory in San Diego, California. Our laboratory in Austin, Texas accepts and stores the majority of our Afirma FNA samples pending transfer to our California laboratory for genomic test processing. Our laboratory in Richmond, Virginia performs our Immunoscore test. The laboratories and equipment we use to perform our tests would be costly to replace and could require substantial lead time to replace and qualify for use if they became inoperable. Either of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding and power outages, which may render it difficult or impossible for us to perform our testing services for some period of time or to receive and store samples. The inability to perform our tests for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

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

Security breaches, loss of data and other disruptions to our or our third-party service providers' data systems could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we and our third-party service providers collect and store sensitive data, including legally protected health information, personally identifiable information about our patients, credit card information, intellectual property, and our proprietary business and financial information. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems and cloud-based data center systems. We face a number of risks related to our protection of, and our service providers’ protection of, this critical information, including loss of access, inappropriate disclosure and inappropriate access, as well as risks associated with our ability to identify and audit such events. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems during the COVID-19 pandemic, could compromise our ability to protect sensitive information and prevent business interference, which could harm our ability to conduct business and/or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition.

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or otherwise breached due to employee error, malfeasance or other activities. While we are not currently aware of any such attack or breach having occurred, if such event were to occur and cause interruptions in our operations, our networks would be compromised and the information we store on those networks could potentially be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability, and penalties under federal, state, and international laws and regulations that protect the privacy and security of personal information, such as the HIPAA regulations and the EU General Data Protection Regulation, or GDPR. Unauthorized access, loss or dissemination of such data also could disrupt our operations, including our ability to process tests, provide test results, bill payers or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process and prepare company financial information, provide information about our tests and other patient and physician education and outreach efforts through our website, and manage the administrative aspects of our business, any of which could adversely affect our business, including by materially damaging our reputation.

In addition, the interpretation and application of consumer, health-related and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and enforced in a manner that we have not anticipated in designing our practices and compliance policies. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. Certain health-related and data protection requirements have been modified under section 319 of the Public Health Service Act during the Public Health Emergency, or PHE, first declared January 31, 2020, which was most recently extended effective July 20, 2021. We cannot predict when the PHE declaration will be lifted. In addition, we are subject to various state laws, including the California Consumer Privacy Act, or CCPA, which, among other things, requires covered companies to provide disclosures to California consumers concerning the collection and sale of personal information, and gives such consumers the right to opt out of certain sales of personal information. Amendments to the CCPA have been made since its enactment in 2018, and it remains unclear what, if any, further amendments will be made to this legislation or how it will be interpreted. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

Recent developments in Europe have created compliance uncertainty regarding the processing of personal data from Europe. For example, the GDPR, which became effective in the EU on May 25, 2018, applies to our activities conducted from an establishment in the EU or related to products and services that we offer to EU users. The GDPR imposed new compliance obligations applicable to our business, including accountability obligations requiring data controllers and processors to maintain a record of their data processing and implement policies as part of its mandated privacy governance framework. It also requires data controllers to be transparent and to disclose to data subjects how their personal data is to be used, protected, and shared; imposes limitations on retention of personal data; introduces mandatory data breach notification requirements; and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. Continued compliance with these obligations could cause us to change our business practices, and we risk financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements). In addition, the GDPR prohibits the transfer of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws unless a data-protective transfer mechanism has been put in place. On July 16, 2020, the Court of Justice of the European Union, or CJEU, issued a decision undermining the validity of the data-protective transfer mechanisms previously relied on, creating widespread uncertainty about compliance with the GDPR rules on data transfers to non-“adequate” jurisdictions.

While the CJEU generally confirmed the validity of the European Commission-approved “Standard Contractual Clauses”, or SCCs, as a personal data-protective transfer mechanism, it made clear that reliance on the SCCs alone may not necessarily be sufficient in all circumstances. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. In response to the CJEU decision, the European Commission has published revised SCCs; existing SCC arrangements must be migrated to the revised SCCs by December 27, 2022. We must implement the revised SCCs, in relation to relevant existing contracts and certain additional contracts and arrangements, by that date. In addition, the revised SCCs are not to be relied on for data transfers to non-EEA entities subject to the GDPR, and we are waiting for further guidance on valid mechanisms for data transfers from the EEA to such entities.

Following the United Kingdom’s withdrawal from the EEA and the EU, and the expiry of the transition period, companies have to comply with both the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision, and remains under review by the Commission during this period. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. These developments may lead to additional costs and increase our overall risk exposure.

In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH. Depending on the facts and circumstances, we could be subject to civil and criminal penalties if we obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

The state of California recently enacted the CCPA, which creates new individual privacy rights for California consumers and places increased privacy and data security obligations on entities handling personal information of consumers or households. The CCPA went into effect on January 1, 2020 and may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal information and protected health information. Additionally, although not effective until January 1, 2023, the California Privacy Rights Act, or the CPRA, which expands upon the CCPA, was passed in the election on November 3, 2020. The CCPA gives (and the CPRA will give) California residents expanded privacy rights, including the right to request correction, access, and deletion of their personal information, the right to opt out of certain personal information sharing, and the right to receive detailed information about how their personal information is processed. The CCPA and CPRA provide for civil penalties and a private right of action for data breaches that is expected to increase data breach litigation. The CCPA and CPRA may increase our compliance costs and potential liability. Additionally, the CCPA has prompted a number of proposals for new federal and state- level privacy legislation, such as in New York, Virginia, Washington, Illinois, and Nebraska, that, could increase our potential liability, increase our compliance costs, and adversely affect our business.

Other countries outside of the United States and Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency and restricting cross-border data transfer, which could increase the cost and complexity of delivering our services and operating our business. For example, Brazil recently enacted the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais or LGPD) (Law No. 13,709/2018), which broadly regulates the processing of personal information and imposes compliance obligations and penalties comparable to those of the GDPR.

These recent developments are likely to require us to review and amend the legal mechanisms by which we make and/ or receive personal data transfers to/in the United States and other countries outside of the EEA. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or commence enforcement actions, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services and/or the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

We apply for and in-license patents covering our products and technologies and uses thereof, as we deem appropriate, however we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. Our issued patents expire between 2021 and 2038 and are related to methods used in thyroid diagnostics, urological diagnostics, breast cancer diagnostics, lung diagnostics, colorectal cancer diagnostics and the nCounter Analysis System.

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

We have incurred net losses since our inception and may never achieve profitability. As of December 31, 2021, we had net operating loss, or NOL, carryforwards of approximately $437.1 million, $87.6 million and $133.1 million available to reduce future taxable income, if any, for federal, California and other state income tax purposes, respectively. The U.S. federal NOL carryforwards will begin to expire in 2026 while for state purposes, the NOL carryforwards begin to expire in 2022. In addition, as of December 31, 2021, we had foreign net operating loss carryforwards of approximately $74.7 million and $31.3 million available to reduce future taxable income, if any, for Canadian and French income tax purposes, respectively. The Canada net operating loss carryforwards will begin to expire in 2034, while for French purposes, the net operating losses will carryforward indefinitely. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Acts, or Tax Act, which was enacted in December 2017, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

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

We are subject to income taxes in the United States and various foreign jurisdictions. Our effective tax rate may be lower or higher than experienced in the past due to numerous factors, including a change in the mix of our revenue from country to country, the establishment or release of valuation allowances against our deferred tax assets, and changes in tax laws. In addition, we have recorded gross unrecognized tax benefits in our consolidated financial statements that, if recognized, would impact our effective tax rate. We are subject to tax audits in various jurisdictions, including the United States, and tax authorities may disagree with certain positions we have taken and assess additional taxes. There can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes could have a material impact on our net income or financial condition. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could have an adverse effect on our business and results of operations. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical income, projected future income, the expected timing of the reversals of existing temporary differences, and the implementation of tax-planning strategies.

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

Risks Related to our Recent Acquisitions

The recently completed acquisitions of HalioDx and Decipher Biosciences each present risks and we must successfully integrate the HalioDx and Decipher Biosciences businesses to realize the financial goals that we currently anticipate.

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

Additionally, we must comply with complex foreign and U.S. laws and regulations, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other local laws prohibiting corrupt payments to governmental officials and requiring issuers to maintain accurate books and records or maintain appropriate accounting controls, fair competition regulations, the U.S. Office of Foreign Assets Control sanctions compliance program, and other similar laws and regulations. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, restrictions on our business conduct and on our ability to offer our products in one or more countries, our ability to enter into governmental sale, supply, or service contracts, and could also materially affect our brand, our ability to attract and retain employees, our international operations, our business and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies, or that our policies will be adopted or enforceable in all jurisdictions.

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

As a public company, we will continue to incur significant legal, accounting, consulting and other expenses that we did not incur as a private company, including costs associated with public company accounting and reporting requirements. In addition, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of 2010, as well as rules implemented by the SEC, and The Nasdaq Stock Market LLC, impose a number of requirements on public companies, including with respect to corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance and disclosure obligations. Moreover, these rules and regulations have and will continue to increase our legal, accounting and financial compliance costs and make some activities more complex, time-consuming and costly. We also expect that it will continue to be expensive for us to maintain director and officer liability insurance.

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
•any major change in our management; and
•general economic conditions, including inflation and changes in interest rates, and slow or negative growth of our markets.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We lease office and laboratory facilities in South San Francisco (approximately 59,000 square feet) and San Diego (approximately 28,400 square feet), California; Austin, Texas (approximately 10,400 square feet); Marseille, France (approximately 31,400 square feet); and Richmond, Virginia (approximately 8,200 square feet). We believe our facilities are in good condition and adequate for their current use. We may expand or improve our current facilities or add additional facilities as appropriate to meet the needs of our operations.

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

None.

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

Comparison of Cumulative Total Stockholder Return
$700
$600
$500
$400
$300
$200
$100
12/30/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Veracyte, Inc.
NASDAQ Global Market Index
NASDAQ Biotechnology Index

	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
Veracyte, Inc.	$100.00	$84.00	$163.00	$361.00	$632.00	$532.00
Nasdaq Global Market Index	$100.00	$128.00	$123.00	$167.00	$239.00	$291.00
Nasdaq Biotechnology Index	$100.00	$121.00	$113.00	$142.00	$180.00	$180.00

ITEM 6.    [RESERVED]

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

Overview

We are a global diagnostics company that improves patient care by answering important clinical questions to inform diagnosis and treatment decisions throughout the patient journey in cancer and other diseases. Our growing menu of tests leverages advances in molecular science and machine learning technology to improve care for patients, enabling them to avoid risky, costly procedures and interventions, and reduce time to appropriate treatment.
Our tests address eight of the 10 most prevalent cancers by incidence in the United States. In addition to making our tests available in the United States through our central laboratories, our exclusive license to the nCounter Analysis System positions us to deliver our tests to patients worldwide through laboratories and hospitals that can perform the tests locally.
We develop tests that address significant unmet clinical needs in the diagnosis, prognosis and treatment of cancer and other diseases. We deploy a comprehensive strategic planning approach that broadly examines the clinical care spectrum in areas where our unique approach and expertise may potentially benefit physicians, patients and payers. In each disease area, our medical affairs and research teams focus intensely on understanding the patient journey and analyzing critical points of clinical decision-making, where having better information can impact what happens next for the patient.
Our extensive team of research, bioinformatics and clinical professionals rely on deep scientific expertise and an extensive network of practicing physicians and key opinion leaders, or KOLs, to inform new product development. This includes determining what clinical question each test should answer, where it should be positioned in the patient work-up and what sample type and technology should be used. We develop our molecular tests using advanced scientific methods, such as RNA whole-transcriptome sequencing and machine learning. Veracyte’s tests are purposefully designed to integrate easily into current physician protocols, delivering clinical utility and economic value to physicians, payers, and the healthcare system.
We currently offer tests in thyroid cancer (Afirma); prostate cancer (Decipher Prostate); breast cancer (Prosigna); lung cancer (Percepta); interstitial lung diseases (Envisia); bladder cancer (Decipher Bladder); and colon cancer (Immunoscore). Our tests for kidney cancer and lymphoma are in development, the latter as a companion diagnostic.
We serve global markets with two complementary and inter-related core models. In the United States, we offer laboratory developed tests, or LDTs, which we perform in our centralized, CLIA-certified laboratories in South San Francisco and San Diego, California, and Richmond, Virginia, supported by our cytopathology expertise in our Austin, Texas CLIA lab. In addition, outside of the United States, we intend to offer our tests as in vitro diagnostic, or IVD, tests that run on the nCounter Analysis System by laboratories that perform them for physicians and their patients locally. We believe our broad menu of advanced diagnostic tests, combined with our ability to deliver them globally, uniquely position us in the diagnostics sector.
In the process of developing leading diagnostics across the oncology market, we have collected a significant number of patient samples and proprietary data related to various cancer types. We combine these assets with our robust machine learning core competency to further enhance our research capabilities, as well as build opportunities with biopharmaceutical and other partners.
In early 2021, Veracyte acquired Decipher Biosciences, expanding our genomic testing menu into urologic cancers. The acquisition also provided Veracyte with Decipher GRID (Genomic Resource for Intelligent Discovery), a platform and database that helps drive biopharmaceutical partnerships, KOL engagement and pipeline development in urologic cancers.
In mid-2021, we acquired HalioDx, giving us the capabilities and expertise to manufacture our own IVD test kits for use on the nCounter Analysis System. The acquisition also deepened our scientific expertise into the rapidly growing area of immuno-oncology, expanded our reach into colon cancer with the Immunoscore test and further strengthened our offerings to biopharmaceutical and other partners.

Impact of COVID-19

We believe the continuation of the COVID-19 outbreak and its recent escalation due to the Delta and Omicron variants has impacted our test volumes. Our customers, third-party contract manufacturers, carriers, suppliers and collaboration partners have been affected by the closure of hospitals, doctors' offices, manufacturing sites, or country borders, among other measures put in place around the world. Layoffs, furloughs and unplanned loss of staff (due to vaccination status or other reasons) in the medical industry and otherwise during the pandemic have had, and will continue to have, negative impacts on the demand for and supply of medical care and diagnostic tests, which affects the frequency with which tests are ordered, and the ability of doctors and hospitals to administer such tests. Further the inability to travel and conduct face-to-face meetings can also make it more difficult to expand utilization of our products into new geographies and to drive awareness of our products.

Our Decipher Prostate test has been least impacted by the pandemic because our customers are mostly community-based urology practices, which generally remain more accessible to patients and our sales reps. Our Afirma thyroid cancer test has been impacted by COVID-19 because a majority of our samples come from institutions, which are less accessible to patients and our reps. We believe our pulmonology business continues to be most impacted since the bronchoscopy procedures used to collect samples for our Percepta and Envisia tests are considered elective procedures and are performed in hospital settings, which continue to be more restrictive, and these tests are ordered by pulmonologists who are currently largely preoccupied with caring for COVID-19 patients.

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

Factors Affecting Our Performance

Reported Test Volume

Our performance depends on the number of tests that we perform and report as completed in our CLIA-certified laboratories and tests processed on the nCounter Analysis System. Factors impacting the number of tests that we report as completed include, but are not limited to:

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

We generate a substantial amount of our revenue from Afirma genomic testing services, including the rendering of a cytopathology diagnosis as part of the Afirma solution. For the Afirma classifier, we do not accrue revenue for approximately 5% - 10% of the tests that we perform and report as complete due principally to insufficient RNA from which to render a result, and tests performed for which we do not reasonably expect to be paid.

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

Integrating acquired assets and advances to our collaborations

Revenue growth, operational results and advances to our business strategy depends on our ability to integrate any acquired assets into our existing business. The integration of acquired assets may impact our revenue growth, increase the cost of operations, cause significant write-offs of intangible assets, or may require management resources that otherwise would be available for ongoing development of our existing business. The integration of assets acquired from Decipher Biosciences in March 2021 and HalioDx in August 2021 may impact our revenue and operating results through integration of various functions.

Revenue growth or reimbursement from our biopharmaceutical and IVD contract manufacturing partners depends on our ability to deliver services or information and achieve milestones required from our collaborative partners. Our collaboration partners pay us for the provision of data and other services and the achievement of milestones.

How We Recognize Revenue

We recognize revenue in accordance with the provisions of ASC 606, Revenue from Contracts with Customers, or ASC 606. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied.

Testing Revenue

We bill for testing services at the time of test completion as defined by the delivery of test results. We recognize revenue based on estimates of the amount that will ultimately be realized. In determining the amount to accrue for a delivered test, we consider factors such as payment history, payer coverage, whether there is a reimbursement contract between the payer and us, payment as a percentage of agreed upon rate (if applicable), amount paid per test and any current developments or changes that could impact reimbursement. These estimates require significant judgment by management. Actual results could differ from those estimates and assumptions.

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

Biopharmaceutical and Other Revenues

We enter into arrangements to license or provide access to our assets or services, including testing services, clinical and medical services, research and development, contract manufacturing and other services. Such arrangements may require us to deliver various rights, data, services, manufactured diagnostic test kits, access and/or testing services to partner biopharmaceutical companies. One such arrangement is a collaborative arrangement that falls under the scope of ASC Topic 808, Collaborative Arrangements, or ASC 808. The underlying terms of these arrangements generally provide for consideration paid to us in the form of nonrefundable fees; payments on delivery of data, test results or manufactured products; costs of service plus margin; performance milestone payments; expense reimbursements and possibly royalty and/or other payments. Net sales of data or other services to our customers are recognized in accordance with ASC 606 and are classified under biopharmaceutical and other revenue. Milestone payments which fall under the scope of ASC 808, are recognized in the same manner as milestone payments from customers and are considered to be collaboration revenue. Payments received that are not related to sales or services to a customer or collaboration revenue are recorded as offsets against research and development expense or cost of biopharmaceutical and other revenue in our consolidated statements of operations.

In arrangements involving more than one good or service delivered to a customer, each good or service is evaluated to determine whether it qualifies as a distinct performance obligation based on whether (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available and (ii) the good or service is separately identifiable from other promises in the contract. The consideration under the arrangement is then allocated to each separate distinct performance obligation based on its respective relative stand-alone selling price. The estimated selling price of each deliverable reflects our best estimate of what the selling price would be if the deliverable was regularly sold by us on a stand-alone basis or using an adjusted market assessment approach if the selling price on a stand-alone basis is not available.

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

Development of Additional Tests

We continue to advance our portfolio of diagnostic tests to further improve patient guidance and care globally. For this, we leverage innovations in genomic science, sequencing technology, spatial immunohistochemistry and machine learning, as well as our robust biorepositories and our exclusive diagnostics rights to the nCounter Analysis System.

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

Financial Overview

Revenue

Through December 31, 2021, we had derived most of our revenue from the sale of Afirma and the Decipher urologic tests, delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of cash collection from the third-party payer and individual patients. Third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Year Ended December 31,
	2021	2020	2019
Medicare	30%	24%	26%
UnitedHealthcare	10%	11%	11%
	40%	35%	37%

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

Cost of Testing Revenue

The components of our cost of testing revenue are laboratory expenses, sample collection kit costs, sample collection expenses, compensation expense, license fees and royalties, depreciation and amortization, other expenses such as equipment and laboratory supplies, and allocations of facility and information technology expenses. Costs associated with performing tests are recorded as the test is processed regardless of whether and when revenue is recognized with respect to that test. As a result, our cost of testing revenue as a percentage of testing revenue may vary significantly from period to period because we may not recognize all revenue in the period in which the associated costs are incurred. We expect cost of testing revenue in absolute dollars to increase as the number of tests we perform increases. However, we expect that the cost per test will decrease over time due to leveraging fixed costs, efficiencies we may gain as test volume increases and from automation, process efficiencies and other cost reductions. As we introduce new tests, initially our cost of testing revenue will be high as we expect to run suboptimal batch sizes, quality control batches, test batches and registry samples, and generally incur costs that may suppress or reduce gross margins. This will disproportionately increase our aggregate cost of testing revenue until we achieve efficiencies in processing these new tests.

Cost of Product Revenue

Our cost of product revenue consists primarily of costs of purchasing instruments and diagnostic kits from third-party contract manufacturers, installation, warranty, service and packaging and delivery costs. In addition, cost of product revenue includes royalty costs for licensed technologies included in our products, and labor expenses. As our Prosigna test kits are sold in various configurations with different number of tests, our product cost per test will vary based on the specific kit configuration purchased by customers.

Cost of Biopharmaceutical Revenue

Our cost of biopharmaceutical and other revenue are the costs of performing activities under arrangements that require us to perform research and development, commercialization, contract manufacturing and contract testing services on behalf of a customer, and is mainly comprised of compensation expense, laboratory supplies and pass-through costs.

Research and Development

Research and development expenses include expenses incurred to develop our technology, collect clinical samples and conduct clinical studies to develop and support our products and pipeline. These expenses consist of compensation expenses, direct research and development expenses such as prototype materials, laboratory supplies and costs associated with setting up and conducting clinical studies at domestic and international sites, professional fees, depreciation and amortization, other miscellaneous expenses and allocation of facility and information technology expenses. We expense all research and development costs in the periods in which they are incurred. We expect to incur significant research and development expenses as we continue to invest in research and development activities related to developing additional products and evaluating various platforms. We incurred a majority of our research and development expenses in years ended December 31, 2021 and December 31, 2020 in support of our pipeline products. Going forward, we are investing in the development of our pipeline products, including required clinical studies, the development of current tests for the nCounter instrument and the transition of manufacturing to our Veracyte SAS facility.

Selling and Marketing

Selling and marketing expenses consist of compensation expenses, direct marketing expenses, professional fees, other expenses such as travel and communications costs and allocation of facility and information technology expenses. Our sales team of approximately 150 representatives is organized by business unit, with separate teams calling on thyroid cancer, urologic cancers, breast cancer, pulmonology and colorectal cancers physicians. The business units have dedicated marketing support, as well as a marketing operations team that serves the commercial organization broadly. Prosigna sales outside of the U.S. are led by direct sales teams that call on laboratories and breast cancer oncologists, and have dedicated marketing support.

General and Administrative

General and administrative expenses include compensation expenses for executive officers and administrative, billing and client service personnel, professional fees for legal and audit services, occupancy costs, depreciation and amortization, and other expenses such as information technology and miscellaneous expenses offset by allocation of facility and information technology expenses to other functions. For the year ended December 31, 2021, costs related to the acquisitions of Decipher Biosciences and HalioDx were included in general and administrative compensation expense and professional fees. For the year ended December 31, 2021, approximately 50% of the average headcount classified as general and administrative encompass our billing and customer care teams. We expect general and administrative expenses to continue to increase as we build our general and administration functions to support our global revenue growth.

Intangible Asset Amortization

Our finite-lived intangible assets, acquired in business combinations, are being amortized over 4 to 15 years, using the straight-line method. Amortization expense is expected to be approximately $22.0 million per year through 2024 and decreases thereafter.

Interest Expense

Interest expense is attributable to our borrowings under debt agreements and costs associated with the prepayment of debt.

Other Income, Net

Other income, net consists primarily of realized and unrealized gains and losses on foreign currency transactions, French research tax credits, interest expense on our debt and interest income from our cash held in interest bearing accounts. The French research tax credits (crédit d’impôt recherche or CIR) are generated by our wholly owned subsidiary, Veracyte SAS, in connection with its research efforts performed in Marseille, France.

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

Product Revenue

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

Biopharmaceutical and Other Revenues

For biopharmaceutical and other revenue, we develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligations. The estimation of the stand-alone selling price may include independent evidence of market price, forecasted revenues or costs, development timelines, discount rates, and probabilities of technical and regulatory success. We evaluate each performance obligation to determine if they can be satisfied at a point in time or over time, and we measure the services delivered to the collaborative partner which are periodically reviewed based on the progress of the related program. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time. The effect of any change made to an estimated input component and, therefore revenue or expense recognized, would be recorded as a change in estimate. In addition, variable consideration must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.

At the inception of each arrangement that includes milestone payments (variable consideration), we evaluate whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price. Milestone payments that are not within either party’s control, such as non-operational developmental and regulatory approvals, are generally not considered probable of being achieved until those approvals are received. At the end of each reporting period, we re-evaluate the probability of achievement of milestones that are within either party’s control, such as operational developmental milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. Revisions to our estimate of the transaction price may also result in negative revenues and earnings in the period of adjustment. One collaboration arrangement with milestone payments falls under the scope of ASC 808. These milestone payments are recognized in the same manner as milestone payments from customers and are classified under biopharmaceutical and other revenue.

Other Significant Accounting Policies

Acquisitions

We first determine whether a set of assets acquired and liabilities assumed constitute a business and should be accounted for as a business combination. If the assets acquired are not a business, we account for the transaction as an asset acquisition. Business combinations are accounted for by using the acquisition method of accounting. Under the acquisition method, assets acquired, and liabilities assumed are recorded at their respective fair values as of the acquisition date in our consolidated financial statements. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill.  Contingent consideration obligations incurred in connection with a business combination are recorded at fair value on the acquisition date and remeasured at each subsequent reporting period until the related contingencies are resolved, with the resulting changes in fair value recorded in earnings. The estimation of the fair value of the contingent consideration is based on the present value of the expected payments calculated by assessing the likelihood of when the related milestones would be achieved, discounted using our estimated borrowing rate.

Intangible Asset Amortization

We have acquired finite-lived and indefinite-lived intangible assets in business combinations. These intangible assets are measured at their respective fair values as of the acquisition date and are subject to potential adjustments within the measurement period, which may be up to one year from the acquisition dates. The fair values of the intangible assets are generally determined using income approaches such as the multi-period excess earnings method, the with-and-without method and the relief from royalty method. These income approaches are based on various estimates for each asset including the estimate of future cash flows including, revenue assumptions (such as projected testing volumes, growth rates), discount rates and the expected economic life/obsolescence factors of the respective assets. Our finite-lived intangible assets are being amortized using the straight-line method over their estimated useful lives of 4 to 15 years, based on management's estimate of the period over which their economic benefits will be realized, product life and patent life. Our in-process research and development, or IPR&D, is not amortized until it becomes commercially viable and placed in service. At the time when the IPR&D is placed in service, we will determine a useful life. We test these intangible assets for impairment on an annual basis or when events or circumstances indicate a reduction in the fair value below their carrying amounts. There was no impairment recognized during the years ended December 31, 2021, 2020, or 2019.

Goodwill

Goodwill is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate that it may be impaired. Our goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. We have determined that we operate in a single segment and have a single reporting unit associated with the development and commercialization of diagnostic products. In the event we determine that it is more likely than not the carrying value of the reporting unit is higher than its fair value, quantitative testing is performed comparing recorded values to estimated fair values. If impairment is present, the impairment loss is measured as the excess of the recorded goodwill over its implied fair value. We perform our annual evaluation of goodwill during the fourth quarter of each fiscal year. There was no impairment recognized during the years ended December 31, 2021, 2020, or 2019.

Stock-based Compensation

We recognize stock-based compensation expense for only those shares underlying stock options and restricted stock units that we expect to vest on a straight-line basis over the requisite service period of the award. We estimate the fair value of stock options using a Black-Scholes option-pricing model, which requires the input of highly subjective assumptions, including the option's expected term and stock price volatility. In addition, judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. Forfeitures are estimated based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Performance-based stock units, which vest upon the achievement of certain performance conditions, are subject to the employees’ continued service with the Company. The probability of vesting is assessed at each reporting period and compensation cost is adjusted based on this probability assessment. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management's judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Foreign Currency Translation

The functional currency of our foreign subsidiary Veracyte SAS is the Euro. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using the exchange rates at the balance sheet date. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Revenues and expenses from our foreign subsidiaries are translated using the monthly average exchange rates in effect during the period in which the transactions occur. Foreign currency transaction gains and losses are recorded in other (loss) income, net, on the consolidated statements of operations.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020 (in thousands, except percentages)

	Year Ended December 31,
	2021	Change	%	2020
Revenue:
Testing revenue	$188,182	$86,212	85%	$101,970
Product revenue	11,464	1,619	16%	9,845
Biopharmaceutical and other revenue	19,868	14,200	251%	5,668
Total revenue	219,514	102,031	87%	117,483
Operating expense:
Cost of testing revenue	58,860	22,947	64%	35,913
Cost of product revenue	5,887	966	20%	4,921
Cost of biopharmaceutical and other revenue	9,653	9,032	1,454%	621
Research and development	29,843	12,639	73%	17,204
Selling and marketing	79,840	27,451	52%	52,389
General and administrative	101,353	64,624	176%	36,729
Intangible asset amortization	15,981	10,886	214%	5,095
Total operating expenses	301,417	148,545	97%	152,872
Loss from operations	(81,903)	(46,514)	(131)%	(35,389)
Other income, net	254	(226)	(47)%	480
Loss before income tax benefit	(81,649)	(46,740)	134%	(34,909)
Income tax benefit	(6,086)	(6,086)	NM	—
Net loss	$(75,563)	$(40,654)	(116)%	$(34,909)
Other Operating Data:
Diagnostic tests reported	70,449	33,048	88%	37,401
Product tests sold	8,116	1,028	15%	7,088
Total test volume	78,565	34,076	77%	44,489

Depreciation and amortization expense	$19,593	$11,649	147%	$7,944
Stock-based compensation expense	$22,968	$9,973	77%	$12,995

Revenue

Revenue increased $102.0 million, or 87%, for the year ended December 31, 2021 compared to 2020. This was primarily due to an $86.2 million increase in testing revenue from an 88% volume increase in our diagnostic tests, as well as a $1.6 million increase in sales of Prosigna. Tests reported for the year ended December 31, 2021 also includes the Decipher urology tests, which contributed $65.9 million of revenue during the year ended December 31, 2021. Biopharmaceutical and other revenue increased $14.2 million for the year ended December 31, 2021 compared to 2020. Biopharmaceutical and other revenue for the year ended December 31, 2021 includes $4.0 million of collaboration revenue from the fulfillment of obligations relating to development milestones under a Johnson & Johnson diagnostic development agreement. Biopharmaceutical and other revenue for the year ended December 31, 2021 also includes the operations of HalioDx following its acquisition.

Comparison of revenue for the years ended December 31, 2020 and 2019 is included in Item 8 of Part II of the Annual Report on Form 10-K filed with the Securities and Exchange Commission dated February 22, 2021.

Cost of revenue

Comparison of the years ended December 31, 2021 and 2020 was as follows (in thousands of dollars, except percentages):

	Year Ended December 31,
	2021	Change	%	2020
Cost of testing revenue:
Laboratory expense	$32,190	$12,903	67%	$19,287
Sample collection expense	5,423	1,182	28%	4,241
Compensation expense	11,775	4,645	65%	7,130
License fees and royalties	931	879	1,690%	52
Depreciation and amortization	1,141	86	8%	1,055
Other expenses	2,910	1,289	80%	1,621
Allocations	4,490	1,963	78%	2,527
Total	$58,860	$22,947	64%	$35,913

Cost of product revenue:
Product costs	$4,751	$719	18%	$4,032
License fees and royalties	1,061	191	22%	870
Depreciation and amortization	75	56	295%	19
Total	$5,887	$966	20%	$4,921

Cost of biopharmaceutical and other revenue:
Compensation expense	$4,257	$4,107	2,738%	$150
Laboratory expense	754	754	NM	—
License fees and royalties	101	101	NM	—
Depreciation and amortization	234	234	NM	—
Other expenses	4,340	3,869	821%	471
Allocations	(33)	(33)	NM	—
Total	$9,653	$9,032	1,454%	$621

Cost of testing revenue increased $22.9 million for the year ended December 31, 2021 compared to 2020. Following the acquisition of Decipher Biosciences in March 2021, its operations are included in cost of testing revenue and contributed approximately $15.2 million for the year ended December 31, 2021. The increase in laboratory costs was primarily related to an 88% increase in the volume of diagnostic tests reported, including Decipher tests. The increase in sample collection costs primarily related to the 88% increase in the volume of diagnostic tests reported. The increase in compensation expense related to a headcount increase of 162%, including the addition of Decipher Biosciences employees.

Cost of product revenue is related to sales of Prosigna. Cost of product revenue increased $1.0 million, or 20%, for the year ended December 31, 2021 compared to the same period in 2020, primarily due to a 15% increase in product tests sold.

Cost of biopharmaceutical and other revenue includes labor costs incurred by our employees working on customer projects and laboratory supplies and pass-through expenses incurred on these projects. Cost of biopharmaceutical and other revenue includes the operations of HalioDx following its acquisition on August 2, 2021, which contributed approximately $9.3 million to cost of revenue.

Comparison of cost of revenue for the years ended December 31, 2020 and 2019 are included in Item 8 of Part II of the Annual Report on Form 10-K filed with the Securities and Exchange Commission dated February 22, 2021.

Research and development

Comparison of the years ended December 31, 2021 and 2020 was as follows (in thousands of dollars, except percentages):

	Year Ended December 31,
	2021	Change	%	2020
Research and development expense
Compensation expense	$21,107	$9,449	81%	$11,658
Direct research and development expense	4,504	1,520	51%	2,984
Professional fees	944	181	24%	763
Depreciation and amortization	312	70	29%	242
Other expenses	813	588	261%	225
Allocations	2,163	831	62%	1,332
Total	$29,843	$12,639	73%	$17,204

Research and development expense increased $12.6 million or 73% for the year ended December 31, 2021 compared to 2020. Compensation expense increased $9.4 million, primarily due to an increase in average headcount including the addition of Decipher Biosciences and HalioDx employees.

Comparison of research and development expense for the years ended December 31, 2020 and 2019 are included in Item 8 of Part II of the Annual Report on Form 10-K filed with the Securities and Exchange Commission dated February 22, 2021.

Selling and marketing

Comparison of the years ended December 31, 2021 and 2020 was as follows (in thousands of dollars, except percentages):

	Year Ended December 31,
	2021	Change	%	2020
Selling and marketing expense:
Compensation expense	$57,411	$18,300	47%	$39,111
Direct marketing expense	7,211	3,489	94%	3,722
Professional fees	2,683	1,224	84%	1,459
Depreciation and amortization	3	3	NM	—
Other expenses	7,754	3,373	77%	4,381
Allocations	4,778	1,062	29%	3,716
Total	$79,840	$27,451	52%	$52,389

Selling and marketing expense increased $27.5 million, or 52%, for the year ended December 31, 2021 compared to 2020. The increase in compensation expense was primarily due to temporary furloughs and termination of employees in 2020 as a result of the COVID-19 pandemic, by the addition of Decipher Biosciences employees in March 2021 and HalioDx employees in August 2021. The increase in direct marketing expenses were primarily due to increased outside marketing costs and the addition of Decipher Biosciences.

Comparison of selling and marketing expense for the years ended December 31, 2020 and 2019 are included in Item 8 of Part II of the Annual Report on Form 10-K filed with the Securities and Exchange Commission dated February 22, 2021.

General and administrative

Comparison of the years ended December 31, 2021 and 2020 was as follows (in thousands of dollars, except percentages):

	Year Ended December 31,
	2021	Change	%	2020
General and administrative expense:
Compensation expense	$64,942	$42,067	184%	$22,875
Professional fees	32,977	22,635	219%	10,342
Occupancy costs	5,055	2,384	89%	2,671
Depreciation and amortization	1,847	314	20%	1,533
Other expenses	7,930	1,047	15%	6,883
Allocations	(11,398)	(3,823)	50%	(7,575)
Total	$101,353	$64,624	176%	$36,729

General and administrative expense increased $64.6 million, or 176%, for the year ended December 31, 2021 compared to 2020. General and administrative expense for the year ended December 31, 2021 consists of costs related to the acquisitions of Decipher Biosciences and HalioDx, including $27.0 million of stock-based compensation as well as $20.1 million of professional fees and other costs associated with the transactions. Following the acquisitions, Decipher Biosciences and HalioDx operations also contributed to the increase in general and administrative expenses. The increase in compensation expense was also due to an increase in headcount, including the addition of Decipher Biosciences and HalioDx employees. The increase in other expenses was primarily due to higher IT costs. General and administrative expenses related to occupancy costs and information technology costs are allocated monthly to general and administrative expense, selling and marketing expense, research and development expense, and cost of revenue based on the headcount and employee location.

Comparison of general and administrative expense for the years ended December 31, 2020 and 2019 are included in Item 8 of Part II of the Annual Report on Form 10-K filed with the Securities and Exchange Commission dated February 22, 2021.

Other income, net

Other income, net, decreased $0.2 million for the year ended December 31, 2021 compared to 2020, primarily due to a decrease of $1.1 million of unrealized foreign currency gain(loss) and a decrease of $0.5 million of interest and dividend income partially offset by an increase of $1.5 million from the CIR related to operations in France. The CIR are generated by our wholly owned subsidiary, Veracyte SAS, in connection with its research efforts performed in Marseille, France. We recognize other income from the CIR over time based on when the research and development expenses are incurred.

Comparison of Other income, net, for the years ended December 31, 2020 and 2019 are included in Item 8 of Part II of the Annual Report on Form 10-K filed with the Securities and Exchange Commission dated February 22, 2021.

Liquidity and Capital Resources

From inception through December 31, 2021, we have been financed primarily through net proceeds from the sale of our equity securities. We have incurred net losses since our inception. For the years ended December 31, 2021, 2020 and 2019, we had net losses of $75.6 million, $34.9 million and $12.6 million, respectively, and we expect to incur additional losses in 2022 and potentially in future years. As of December 31, 2021, we had an accumulated deficit of $357.2 million.

We believe our existing cash and cash equivalents of $173.2 million as of December 31, 2021, our available revolving line of credit, and our revenue during the next 12 months will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We expect that our near- and longer-term liquidity requirements will continue to consist of costs to run our laboratories, research and development expenses, selling and marketing expenses, general and administrative expenses, working capital, costs to service our Loan and Security Agreement (See Note 8 to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information about our Loan and Security Agreement), capital expenditures, lease obligations and general corporate expenses associated with the growth of our business. However, we may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to generate revenue to finance our cash requirements, including due to the impacts of the COVID-19 pandemic, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. If we raise funds by issuing equity securities, dilution to stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, restrictions on our cash pursuant to the terms of our Loan and Security Agreement and other operating restrictions that could adversely affect our ability to conduct our business. Our Loan and Security Agreement imposes restrictions on our operations, increases our fixed payment obligations and has restrictive covenants. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third-party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives, or forgo potential acquisitions or investments. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to us.

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

Operating Leases

We lease office and laboratory facilities in South San Francisco and San Diego, California; Austin, Texas; Marseille, France; and Richmond, Virginia, and lease certain equipment under various non-cancelable lease agreements. The lease terms extend to October 2030 and contain extension of lease term and expansion options. As of December 31, 2021, the leases have a weighted average remaining lease term of 4.8 years and total future minimum lease payments of $20.7 million.

As of December 31, 2021, Veracyte SAS has signed a lease agreement for facilities which will be constructed in Marseille, France. The lease will commence upon completion of the construction of the office building which we currently expect to occur in the fourth quarter of 2023 at which time we will record a lease liability and a corresponding ROU asset. The initial term of the lease will be twelve years with annual rent of approximately $1.4 million, which is subject to change based on final construction.

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
We may prepay the outstanding principal amount under the Term Loan plus accrued and unpaid interest and, if the Term Loan is repaid in full, a prepayment premium of $250,000. If the Loan and Security Agreement is terminated before maturity, then a termination fee equal to 1% of the Revolving Line of Credit, or $0.1 million, will be due. In addition, a final payment on the Term Loan in the amount of $1.2 million is due upon the earlier of the maturity date of the Term Loan or its payment in full. In 2019 and 2020, we prepaid $24.9 million and $0.1 million, respectively, of the principal amount of the Term Loan Advance and did not incur any prepayment premium as we did not repay the Term Loan Advance in full. As of December 31, 2021, the principal balance outstanding was one dollar.

The Loan and Security Agreement contains customary representations, warranties, and events of default, as well as affirmative and negative covenants. As of December 31, 2021, we were in compliance with debt covenants.
Our obligations under the Loan and Security Agreement are secured by substantially all of our assets (excluding intellectual property), subject to certain customary exceptions.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2021, 2020 and 2019 (in thousands of dollars):

	Years Ended December 31,
	2021	2020	2019
Net cash used in operating activities	$(31,621)	$(9,711)	$(3,232)
Net cash used in investing activities	(739,206)	(3,837)	(42,733)
Net cash provided by financing activities	596,320	203,595	127,287

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2021 was $31.6 million. The net loss of $75.6 million includes non-cash charges of $22.5 million of stock-based compensation expense, $19.6 million of depreciation and amortization, which includes $16.0 million of intangible asset amortization, $6.3 million of deferred income taxes, noncash lease expense of $1.6 million, $1.2 million of foreign currency loss, and a $0.8 million expense for the revaluation of the contingent consideration related to the NanoString transaction. Cash provided by changes in operating assets and liabilities was $4.2 million, primarily comprised of an increase in accrued liabilities of $14.4 million and an increase in accounts payable of $5.2 million partially offset by an increase in accounts receivable of $8.6 million, an increase in prepaid expense and other current assets of $3.3 million, an increase in supplies of $1.5 million and a decrease in operating lease liability of $1.8 million.

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

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2021 was $739.2 million consisting of $574.4 million for the acquisition of Decipher Biosciences, $162.4 million for the acquisition of HalioDx and $5.4 million for the acquisition of property and equipment partially offset by $3.0 million of proceeds from the sale of an equity investment.

Cash used in investing activities for the year ended December 31, 2020 was $2.8 million for the acquisition of property and equipment and $1.0 million for the purchase of equity securities of MAVIDx, Inc.

Cash used in investing activities for the year ended December 31, 2019 was $42.7 million, consisting of $40.0 million for the acquisition of NanoString's diagnostics business, and $2.7 million for the acquisition of property and equipment, net of proceeds from the disposal of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2021 was $596.3 million, consisting of $593.8 million in net proceeds from the issuance of common stock in a public offering in February 2021, $11.5 million in proceeds from the exercise of options to purchase our common stock and purchase of stock under our Employee Stock Purchase Plan, or ESPP, partially offset by $9.0 million in tax payments during the period related to the vesting of restricted stock units granted to employees.

Cash provided by financing activities for the year ended December 31, 2020 was $203.6 million, consisting of $193.8 million in net proceeds from the issuance of common stock in a public offering in August 2020, $13.7 million in proceeds from the exercise of options to purchase our common stock and purchase of stock under our ESPP partially offset by $3.8 million in tax payments during the period related to the vesting of restricted stock units granted to employees.

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. This ASU removes the following exceptions: (1) exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items; (2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; (3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendments in this ASU also improve consistency and simplify other areas of Topic 740 by clarifying and amending existing guidance. The revised guidance will be applied prospectively and became effective for us beginning January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 2014-09, Revenue from Contracts with Customers (Topic 606). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The new standard is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. We do not expect to have a material impact on our consolidated financial statements and related disclosures from the adoption of this guidance.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $173.2 million as of December 31, 2021 which consisted of bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign Currency Risk

As of December 31, 2021 we held $10.3 million of bank deposits and time deposits denominated in Euros. Such Euro denominated deposits carry a degree of risk from changes in currency exchange rates as the gains or losses from changes in exchange rates are included in our net loss and comprehensive loss. As of December 31, 2021 a hypothetical 10% appreciation or depreciation of the U.S. dollar relative to the Euro would have increased or decreased our net loss by $1.0 million for the year ended December 31, 2021.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Veracyte, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Veracyte, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Veracyte, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

Revenue from diagnostic services
Description of the Matter
During the year ended December 31, 2021, the Company’s revenue from diagnostic services was approximately $188.2 million. As discussed in Note 2, the Company’s diagnostic services revenue is recognized upon the delivery of test results to the prescribing physician, at which time the Company bills for its services. The Company recognizes revenue related to billings based on estimates of the amount that will ultimately be realized.

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

Valuation of intangible assets acquired in business combinations
Description of the Matter
During 2021, the Company completed its acquisition of Decipher Biosciences for total purchase consideration of $594.7 million and its acquisition of HalioDx for total purchase consideration of $319.6 million, as disclosed in Note 4 to the consolidated financial statements. The transactions were accounted for as business combinations. The acquisition date fair values of acquired intangible assets were estimated to be $161.6 million.

Auditing the acquisition date fair values of the intangible assets was complex due to the subjective assumptions required in estimating the fair values of each asset. In particular, the fair value estimates required the use of valuation methodologies that were sensitive to significant assumptions, such as projected testing volumes, discount and obsolescence rates.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls used by management for the determination of the estimated fair value of the intangible assets. For example, we tested controls over management’s review of the valuation of intangible assets, including the review of the valuation models and significant assumptions used to develop the fair value estimates of the intangible assets. We also tested management's controls to validate that the data used in the fair value estimates were complete and accurate.

Our audit procedures related to the valuation of intangible assets included, among others, utilizing a valuation specialist to assist in evaluating the appropriateness of the Company’s valuation models and discount rates, performing sensitivity analyses to determine which assumptions had the most impact on the overall determination of value and testing the completeness and accuracy of the underlying data used to develop the assumptions. Our audit procedures included comparing significant assumptions, such as obsolescence rates, to other guideline companies within the same industry. In addition, we compared projected testing volumes to current industry trends, to historical results of the acquired business and to the Company’s historical results.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.
Redwood City, California
February 28, 2022

VERACYTE, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$173,197	$349,364
Accounts receivable	41,461	18,461
Supplies	11,225	4,657
Prepaid expenses and other current assets	17,219	3,197
Total current assets	243,102	375,679
Property and equipment, net	15,098	8,990
Right-of-use assets - operating leases	16,043	7,843
Intangible assets, net	202,731	59,924
Goodwill	707,904	2,725
Restricted cash	749	603
Other assets	2,198	1,399
Total assets	$1,187,825	$457,163
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,360	$3,116
Accrued liabilities	39,475	11,705
Current portion of long-term debt	1,127	—
Current portion of deferred revenue	4,646	371
Current portion of acquisition-related contingent consideration	2,682	—
Current portion of operating lease liabilities	3,630	1,589
Current portion of other liabilities	231	—
Total current liabilities	64,151	16,781
Long-term debt	—	810
Deferred revenue, net of current portion	343	829
Deferred tax liability	5,592	—
Acquisition-related contingent consideration, net of current portion	5,722	7,594
Operating lease liabilities, net of current portion	14,096	9,917
Other liabilities	1,407	—
Total liabilities	91,311	35,931
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 71,123,108 and 58,200,526 shares issued and outstanding as of December 31, 2021 and 2020, respectively	71	58
Additional paid-in capital	1,468,683	702,768
Accumulated deficit	(357,157)	(281,594)
Accumulated other comprehensive loss	(15,083)	—
Total stockholders' equity	1,096,514	421,232
Total liabilities and stockholders' equity	$1,187,825	$457,163

The accompanying notes are an integral part of these consolidated financial statements.

VERACYTE, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Testing revenue	$188,182	$101,970	$107,355
Product revenue	11,464	9,845	923
Biopharmaceutical and other revenue	19,868	5,668	12,090
Total revenue	219,514	117,483	120,368

Operating expenses:
Cost of testing revenue	58,860	35,913	36,077
Cost of product revenue	5,887	4,921	446
Cost of biopharmaceutical and other revenue	9,653	621	—
Research and development	29,843	17,204	14,851
Selling and marketing	79,840	52,389	53,691
General and administrative	101,353	36,729	29,029
Intangible asset amortization	15,981	5,095	1,401
Total operating expenses	301,417	152,872	135,495
Loss from operations	(81,903)	(35,389)	(15,127)
Other income, net	254	480	2,528
Loss before income tax benefit	(81,649)	(34,909)	(12,599)
Income tax benefit	(6,086)	—	—
Net loss	$(75,563)	$(34,909)	$(12,599)
Net loss per common share, basic and diluted	$(1.11)	$(0.66)	$(0.27)
Shares used to compute net loss per common share, basic and diluted	67,890,328	53,239,231	46,138,177

The accompanying notes are an integral part of these consolidated financial statements.

VERACYTE, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(75,563)	$(34,909)	$(12,599)
Other comprehensive loss:
Change in currency translation adjustments	(15,083)	—	—

Net comprehensive loss	$(90,646)	$(34,909)	$(12,599)

The accompanying notes are an integral part of these consolidated financial statements.

VERACYTE, INC.

Consolidated Statements of Stockholders' Equity

(in thousands)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2018	40,863	$41	$313,800	$(234,086)	$—	$79,755
Sale of common stock in a public offering, net of offering costs of $9,208	6,325	6	137,842	—	—	137,848
Issuance of common stock on exercise of stock options and vesting of restricted stock units	1,924	2	14,353	—	—	14,355
Issuance of common stock under employee stock purchase plan (ESPP)	136	—	1,266	—	—	1,266
Issuance of common stock for acquisition	377	1	9,999	—	—	10,000
Tax portion of vested restricted stock units	—	—	(977)	—	—	(977)
Stock-based compensation expense (employee)	—	—	8,883	—	—	8,883
Stock-based compensation expense (non-employee)	—	—	181	—	—	181
Stock-based compensation expense (ESPP)	—	—	743	—	—	743
Net loss	—	—	—	(12,599)	—	(12,599)
Balance at December 31, 2019	49,625	50	486,090	(246,685)	—	239,455
Sale of common stock in a public offering, net of offering costs of $13,169	6,900	7	193,824	—	—	193,831
Issuance of common stock on exercise of stock options and vesting of restricted stock units	1,573	1	11,667	—	—	11,668
Issuance of common stock under ESPP	103	—	2,037	—	—	2,037
Tax portion of vested restricted stock units	—	—	(3,845)	—	—	(3,845)
Stock-based compensation expense (employee)	—	—	12,017	—	—	12,017
Stock-based compensation expense (non-employee)	—	—	51	—	—	51
Stock-based compensation expense (ESPP)	—	—	927	—	—	927
Net loss	—	—	—	(34,909)	—	(34,909)
Balance at December 31, 2020	58,201	58	702,768	(281,594)	—	421,232
Sale of common stock in a public offering, net of offering costs of $38,677	8,547	9	593,812	—	—	593,821
Issuance of common stock for acquisition	3,347	3	147,086	—	—	147,089
Issuance of common stock on exercise of stock options and vesting of restricted stock units	947	1	9,174	—	—	9,175
Issuance of common stock under ESPP	81	—	2,353	—	—	2,353
Tax portion of vested restricted stock units	—	—	(9,029)	—	—	(9,029)
Stock-based compensation expense (employee)	—	—	20,795	—	—	20,795
Stock-based compensation expense (non-employee)	—	—	61	—	—	61
Stock-based compensation expense (ESPP)	—	—	1,663	—	—	1,663
Net loss	—	—	—	(75,563)	—	(75,563)
Comprehensive loss	—	—	—	—	(15,083)	(15,083)
Balance at December 31, 2021	71,123	$71	$1,468,683	$(357,157)	$(15,083)	$1,096,514

  The accompanying notes are an integral part of these consolidated financial statements.

VERACYTE, INC.

Consolidated Statements of Cash Flows

(in thousands of dollars)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net loss	$(75,563)	$(34,909)	$(12,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,593	7,944	4,117
Gain on disposal of property and equipment	—	—	(23)
Stock-based compensation	22,519	12,995	9,807
Benefit from income taxes	(6,258)	—	—
Amortization and write-off of debt discount and issuance costs	—	—	83
Interest on end-of-term debt obligation	216	216	229
Write-down of excess supplies	—	1,088	—
Noncash lease expense	1,632	964	1,034
Revaluation of acquisition-related contingent consideration	810	1,506	—
Impairment loss	—	1,000	—
Effect of foreign currency on operations	1,211	(34)	—
Changes in operating assets and liabilities:
Accounts receivable	(8,571)	955	(6,161)
Supplies	(1,464)	1,061	(3,404)
Prepaid expenses and other current assets	(3,316)	(970)	154
Other assets	(216)	37	(351)
Operating lease liability	(1,794)	(1,407)	(1,205)
Accounts payable	5,155	711	(141)
Accrued liabilities and deferred revenue	14,425	(868)	5,228
Net cash used in operating activities	(31,621)	(9,711)	(3,232)
Investing activities
Acquisition of Decipher Biosciences, net of cash acquired	(574,411)	—	—
Acquisition of HalioDx, net of cash acquired	(162,419)	—	—
Acquisition of NanoString diagnostics platform	—	—	(40,000)
Proceeds from sale of equity securities	3,000	—	—
Purchase of equity securities	—	(1,000)	—
Proceeds from the sale of property and equipment	—	—	23
Purchases of property and equipment	(5,376)	(2,837)	(2,756)
Net cash used in investing activities	(739,206)	(3,837)	(42,733)
Financing activities
Proceeds from issuance of common stock in a public offering, net of issuance costs	593,821	193,831	137,848
Payment of long-term debt	—	(100)	(24,900)
Payment of financial lease liability	—	—	(308)
Payment of taxes on vested restricted stock units	(9,029)	(3,845)	(977)
Proceeds from the exercise of common stock options and employee stock purchases	11,528	13,709	15,624
Net cash provided by financing activities	596,320	203,595	127,287
(Decrease) increase in cash, cash equivalents and restricted cash	(174,507)	190,047	81,322
Effect of foreign currency on cash, cash equivalents and restricted cash	(1,514)	—	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(176,021)	190,047	81,322
Cash, cash equivalents and restricted cash at beginning of year	349,967	159,920	78,598
Cash, cash equivalents and restricted cash at end of year	$173,946	$349,967	$159,920

Supplementary cash flow information of non-cash investing and financing activities:
Shares issued for purchase consideration for a business combination	$147,089	$—	$10,000
Deferred purchase consideration for a business combination	—	—	6,088
Purchases of property and equipment included in accounts payable and accrued liabilities	392	294	226
Supplementary cash flow information:
Cash paid for interest on debt	9	13	332
Cash paid for tax	112	112	35

Cash, Cash Equivalents and Restricted Cash:

	December 31,
	2021	2020	2019
Cash and cash equivalents	$173,197	$349,364	$159,317
Restricted cash	749	603	603
Total cash, cash equivalents and restricted cash	$173,946	$349,967	$159,920

The accompanying notes are an integral part of these consolidated financial statements.

VERACYTE, INC.
Notes to Consolidated Financial Statements

1. Organization and Description of Business

Veracyte, Inc., or Veracyte, or the Company, is a global diagnostics company that improves patient care by answering important clinical questions to inform diagnosis and treatment decisions throughout the patient journey in cancer and other diseases. The Company’s growing menu of tests leverage advances in genomic science and machine learning technology to influence care for patients, enabling them to avoid unnecessary and potentially harmful procedures and interventions, and accelerate time to more appropriate treatment. In addition to making its tests available in the United States through its central laboratories, the Company believes its exclusive access to the nCounter Analysis System, a diagnostics platform, positions the company to deliver its tests to patients worldwide through laboratories and hospitals that can perform them locally.

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

Veracyte’s foundational approach for its tests begins with determining what clinical questions need to be answered in order to inform what happens next for the patient. The Company deploys rigorous science and technology to develop and validate its tests and collects extensive clinical utility data to demonstrate their ability to influence care. This approach has enabled the Company to obtain Medicare reimbursement for many of its commercially available tests. The Company positions its tests to integrate seamlessly into the way physicians currently evaluate patients, to facilitate adoption.

Veracyte currently offers genomic tests, which it believes are changing patient care in thyroid cancer (Afirma); prostate cancer (Decipher Prostate); breast cancer (Prosigna); lung cancer (Percepta); and interstitial lung diseases, or ILD, including idiopathic pulmonary fibrosis, or IPF (Envisia). The Company’s commercially available tests in each of these indications are covered by Medicare. Additionally, through its acquisition of HalioDx, the Company also offers a clinically validated immuno-oncology test in colon cancer (Immunoscore).

The Company performs its genomic tests for thyroid cancer, lung cancer and IPF in its CLIA-certified laboratory in South San Francisco, California, and its genomic tests for prostate and bladder cancer in its College of American Pathologists, or CAP, accredited and CLIA-certified laboratory in San Diego, California. In 2019, the Company acquired from NanoString Technologies, Inc. or NanoString, the exclusive global diagnostics license to the nCounter Analysis System and the Prosigna Breast Cancer Prognostic Gene Signature Assay, which is commercially available, along with the LymphMark lymphoma subtyping assay, which is in development for use as a companion diagnostic with Acerta Pharma’s and AstraZeneca’s Calquence. Both tests are designed for use on the nCounter Analysis System. The Prosigna test kits and associated products are sold to laboratories and hospitals globally. Additionally, the Company’s Immunoscore Colon Cancer test is performed in Veracyte’s CLIA-certified laboratories in Marseille, France, and Richmond, Virginia.

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

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates include: revenue recognition; write-down of supplies; useful lives of property and equipment; recoverability of long-lived assets; incremental borrowing rates for leases; accounting for acquisitions; estimation of the fair value of intangible assets and contingent consideration; assessment of variable interest entities; stock based compensation; income tax uncertainties, including a valuation allowance for deferred tax assets; allowance for credit losses and contingencies. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recognized revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and assumptions.

Liquidity

The Company has incurred net losses since its inception and as of December 31, 2021, the Company had an accumulated deficit of $357.2 million. The Company believes its cash and cash equivalents of $173.2 million as of December 31, 2021, and its revenue from sales in 2022 will be sufficient to meet its anticipated cash requirements through at least February 2022.

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

Concentrations of Credit Risk and Other Risks and Uncertainties

The worldwide spread of coronavirus, or COVID-19, has created significant uncertainty in the global economy. There have been no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have. As a result, the ultimate impact of COVID-19 and the extent to which COVID-19 impacts the Company’s business, results of operations and financial condition will depend on future developments, are highly uncertain and difficult to predict. If the financial markets or the overall economy are impacted for an extended period, the Company’s liquidity, revenues, supplies, goodwill and intangibles may be adversely affected. The Company considers the effects, to the extent knowable, of the COVID-19 pandemic in developing our estimates.

The majority of the Company’s cash and cash equivalents are deposited with one major financial institution in the United States. Deposits in this institution may exceed the amount of insurance provided on such deposits. The Company has not

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

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

The Company is also subject to credit risk from its accounts receivable related to its sales. Credit risk for accounts receivable from testing revenue is incorporated in testing revenue accrual rates as the Company assesses historical collection rates and current developments to determine accrual rates and amounts the Company will ultimately collect. The Company generally does not perform evaluations of customers’ financial condition for testing revenue and generally does not require collateral. The Company assesses credit risk and the amount of accounts receivable the Company will ultimately collect for product, biopharmaceutical and other revenue based on collection history, current developments and credit worthiness of the customer. The estimate of credit losses is not material at December 31, 2021.

Through December 31, 2021, the Company has derived most of its revenue from the sale of Afirma and the Decipher urologic tests, delivered primarily to physicians in the United States. The Company generally invoices third-party payers upon delivery of a patient report to the prescribing physician. As such, the Company takes the assignment of benefits and the risk of cash collection from the third-party payer and individual patients. The Company's total third-party payers and other customers in excess of 10% of revenue and their related revenue as a percentage of total revenue were as follows:

	Year Ended December 31,
	2021	2020	2019
Medicare	30%	24%	26%
UnitedHealthcare	10%	11%	11%
	40%	35%	37%

The Company's significant third-party payers and other customers in excess of 10% of total accounts receivable and their related accounts receivable balance as a percentage of total accounts receivable were as follows:

	As of December 31,
	2021	2020
Medicare	12%	13%
UnitedHealthcare	9%	12%

Cash Equivalents

The Company considers demand deposits in a bank, money market funds and highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Restricted Cash

The Company had deposits of $749,000 and $603,000 included in long-term assets as of December 31, 2021 and December 31, 2020, respectively, restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the Company's leases.

Acquisitions

The Company first determines whether a set of assets acquired and liabilities assumed constitute a business and should be accounted for as a business combination. If the assets acquired are not a business, the Company accounts for the transaction as

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

an asset acquisition. Business combinations are accounted for by using the acquisition method of accounting. Under the acquisition method, assets acquired, and liabilities assumed are recorded at their respective fair values as of the acquisition date in our consolidated financial statements. The estimated fair value of intangible assets acquired are based on discounted cash flows utilizing certain assumptions including revenues (such as projected testing volumes, growth rates), discount rates and expected economic life/obsolescence factors of the respective assets. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Contingent consideration obligations incurred in connection with a business combination are recorded at fair value on the acquisition date and remeasured at each subsequent reporting period until the related contingencies are resolved, with the resulting changes in fair value recorded in general and administrative expense in the consolidated statements of operations.

Equity Investment

In July 2020, the Company invested $1.0 million in the preferred stock of MAVIDx, Inc., or MAVIDx, a company developing a diagnostic platform for infectious diseases testing. MAVIDx is a variable interest entity, or VIE, and the Company's investment is a variable interest. The Company has determined that it is not the primary beneficiary of the VIE due to the fact that the Company does not have the power to direct the activities that impact the economic performance of MAVIDx or the obligation to fund its operations with ongoing financial support or contributions. MAVIDx is a private company and its equity securities are not traded or quoted in any securities exchange or in the over-the-counter market, and therefore does not have a readily determinable fair value. As such, the Company has elected to measure its investment in the preferred stock at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar equity financings of MAVIDx, in accordance with Accounting Standards Codification, or ASC 321, Investments—Equity Securities. Based on the fourth quarter of 2020 operating performance of MAVIDx and the volatile nature of the market in which it operates, the Company determined that the investment in MAVIDx is fully impaired as of December 31, 2020. As a result, an impairment loss of $1.0 million was recorded in the fourth quarter of 2020 and is included in general and administrative expense in the consolidated statements of operations.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally between three and five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the lease. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in the statements of operations in the period realized.

Finite-lived Intangible Assets

Finite-lived intangible assets consist of intangible assets acquired as part of business combinations. The Company amortizes finite-lived intangible assets using the straight-line method over their estimated useful lives of 4 to 15 years, based on management's estimate of the period over which their economic benefits will be realized, product life and patent life. The Company tests these finite-lived intangible assets for impairment when events or circumstances indicate a reduction in the fair value below their carrying amounts. There was no impairment for the years ended December 31, 2021, 2020 or 2019.

Indefinite-lived Intangible Assets

Indefinite-lived intangible assets consist of in-process research and development, or IPR&D, acquired as part of business combinations. The IPR&D is not amortized until it becomes commercially viable and placed in service. At the time when the intangible assets are placed in service the Company will determine a useful life. The Company also tests these indefinite-lived intangible assets for impairment when events or circumstances indicate a reduction in the fair value below their carrying amounts. There was no impairment for the years ended December 31, 2021, 2020 or 2019.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

Goodwill

Goodwill, is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate that it may be impaired. The Company's goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. The Company has determined that it operates in a single segment and has a single reporting unit associated with the development and commercialization of diagnostic products. In the event the Company determines that it is more likely than not the carrying value of the reporting unit is higher than its fair value, quantitative testing is performed comparing recorded values to estimated fair values. If impairment is present, the impairment loss is measured as the excess of the recorded goodwill over its implied fair value. There was no impairment for the years ended December 31, 2021, 2020 or 2019.

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

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of ASC 606, Revenue from Contracts with Customers, or ASC 606. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. Performance obligations are considered satisfied once the Company has completed a service or transferred control of a product to the customer.

In arrangements involving more than one service or good, each required service or good is evaluated to determine whether it qualifies as a distinct performance obligation based on whether (i) the customer can benefit from the service or good either on its own or together with other resources that are readily available and (ii) the service or good is separately identifiable from other promises in the contract. The consideration under the arrangement is then allocated to each separate distinct performance obligation based on its respective relative stand-alone selling price. The estimated selling price of each deliverable reflects the Company's best estimate of what the selling price would be if the deliverable was regularly sold by the Company on a stand-alone basis or using an adjusted market assessment approach if selling price on a stand-alone basis is not available. The consideration allocated to each distinct performance obligation is recognized as revenue when control is transferred which may be at a point in time or over time.

Testing Revenue

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

During 2021, the Company changed its testing revenue estimates due to actual and anticipated cash collections for tests delivered in 2020 or prior years and recognized additional revenue of $1.5 million, which resulted in a decrease in the Company's loss from operations of $1.5 million and a decrease in loss per share of $0.02 for the year ended December 31, 2021.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

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

Product revenue from instruments and diagnostic kits is recognized generally upon shipment or when the instrument is ready for use by the end customer. Shipping and handling costs incurred for product shipments are included in product revenue. Revenues are presented net of the taxes that are collected from customers and remitted to governmental authorities. There was no revenue from instrument sales for the years ended December 31, 2021, 2020 or 2019.

Biopharmaceutical and Other Revenue

The Company enters into arrangements for research and development, commercialization, contract manufacturing and contract testing services which are classified under biopharmaceutical and other revenue. Such arrangements may require the Company to deliver various rights, manufactured diagnostic test kits, services and/or samples, including intellectual property rights/licenses, research and development services, and/or commercialization services. The Company receives consideration in the form of upfront license fees; payments on delivery of data, test results or manufactured products; costs of service plus margin; and development and commercial performance milestone payments.
The Company develops estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligations. The estimation of the stand-alone selling price may include independent evidence of market price, forecasted revenues or costs, development timelines, discount rates, and probabilities of technical and regulatory success. The Company evaluates each performance obligation to determine if they can be satisfied at a point in time or over time, and it measures the services delivered to the collaborative partner which are periodically reviewed based on the progress of the related program. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time. The effect of any change made to an estimated input component and, therefore revenue or expense recognized, would be recorded as a change in estimate. In addition, variable consideration must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.

At the inception of each arrangement that includes milestone payments (variable consideration), the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price. Milestone payments that are not within either party’s control, such as non-operational developmental and regulatory approvals, are generally not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of milestones that are within either party’s control, such as operational developmental milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. Revisions to the Company’s estimate of the transaction price may also result in negative revenues and earnings in the period of adjustment. One collaboration arrangement with milestone payments falls under the scope of ASC Topic 808, Collaborative Arrangements, or ASC 808. These milestone payments are recognized in the same manner as milestone payments from customers and are classified under biopharmaceutical and other revenue.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

Accounts receivable from biopharmaceutical and other revenue was $11.6 million and $0.4 million at December 31, 2021 and 2020, respectively. There was $5.0 million and $1.2 million of deferred revenue related to these agreements at December 31, 2021 and 2020, respectively.

Revenues included in biopharmaceutical and other revenue for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands of dollars):

	Year Ended December 31,
	2021	2020	2019
Development services	$10,387	$2,123	$1,000
Collaboration milestones	4,000	—	4,000
Provision of data	1,876	1,545	7,090
Milestones	350	1,000	—
Development rights	—	1,000	—
Contract manufacturing	2,872	—	—
Contract testing	383	—	—
Total	$19,868	$5,668	$12,090

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

Cost of Product Revenue

Cost of product revenue consists primarily of costs of purchasing instruments and diagnostic kits from third-party contract manufacturers, installation, service and packaging and delivery costs. In addition, cost of product includes royalty costs for licensed technologies included in the Company’s products, and labor expenses. Cost of product revenue for instruments and diagnostic kits is recognized in the period the related revenue is recognized. Shipping and handling costs incurred for product shipments are included in cost of product in the consolidated statements of operations.

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

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

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

Stock-based Compensation

Stock-based compensation expense for stock options issued to employees and non-employees is measured based on the grant-date fair value of the award. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation expense for restricted stock units, or RSUs, is measured based on the fair value of the award, which is determined based upon the closing price of the Company’s common stock on the date of the grant. The Company grants performance-based stock units, or PSUs, to certain employees which vest upon the achievement of certain performance conditions, subject to the employees’ continued service with the Company. The probability of vesting is assessed at each reporting period and compensation cost is adjusted based on this probability assessment.

The Company recognizes compensation costs on a straight-line basis for all employee stock-based compensation awards that are expected to vest over the requisite service period of the awards, which is generally the awards' vesting period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method. Potentially dilutive securities consisting of options to purchase common stock, RSUs and shares subject to purchase under our employee stock purchase plan are considered to be common stock equivalents and were excluded from the calculation of diluted net loss per common share because their effect would be anti-dilutive for all periods presented.

French Research Tax Credits

The French research tax credits (crédit d’impôt recherche or CIR) is generated by the Company’s wholly owned subsidiary, Veracyte SAS, in connection with its research efforts performed in Marseille, France. The Company recognizes other income from the CIR over time based on when the research and development expenses are incurred and includes the CIR in prepaids and other current assets on the consolidated balance sheets.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary HalioDx is the Euro. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using the exchange rates at the balance sheet date. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Revenues and expenses from the Company’s foreign subsidiaries are translated using the monthly average exchange rates in

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

effect during the period in which the transactions occur. Foreign currency transaction gains and losses are recorded in other income, net, on the consolidated statements of operations.

Segment Reporting

The chief operating decision maker for the Company is the Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and assessing financial performance. The Company has a single reporting unit associated with the development and commercialization of diagnostic products and biopharmaceutical services.

Revenue by geographic region based on the customer billing address was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$200,982	$109,614	$119,153
International	18,532	7,869	1,215
Total revenue	$219,514	$117,483	$120,368

Substantially all of the Company’s long-lived assets were located in the United States as of December 31, 2021 and 2020.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. This ASU removes the following exceptions: (1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items; (2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; (3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendments in this ASU also improve consistency and simplify other areas of Topic 740 by clarifying and amending existing guidance. The revised guidance will be applied prospectively and became effective for the Company beginning January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company's consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 2014-09, Revenue from Contracts with Customers (Topic 606). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The new standard is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company does not expect to have a material impact on its consolidated financial statements and related disclosures from the adoption of this guidance.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

3. Net Loss Per Share

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the years ended December 31, 2021, 2020 and 2019 because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2021	2020	2019
Shares of common stock subject to outstanding options	3,754,807	4,564,777	5,394,944
Employee stock purchase plan	21,158	21,006	26,124
Restricted stock units	1,106,938	913,562	712,122
Total common stock equivalents	4,882,903	5,499,345	6,133,190

4. Business Combinations

HalioDx

On August 2, 2021, the Company acquired 100% of the equity interests (the "HalioDx Acquisition") of HalioDx SAS and 100% of the equity interest of HalioDx Inc., historically a wholly owned subsidiary of HalioDx SAS, (collectively referred to as “HalioDx”). HalioDx was a privately-held company providing immune-based diagnostic products and services. The consideration to acquire HalioDx was $319.6 million, comprised of $147.1 million in the form of 3.3 million shares of the Company’s common stock based on the Company's share price on the closing date, $4.2 million in liabilities, and the remainder in cash. The Company incurred $11.5 million of transaction costs related to the acquisition of HalioDx, which were recorded as general and administrative expense during the year ended December 31, 2021.

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

As part of the agreement, the Company held back $16.8 million of the cash consideration, or the holdback, which will be payable to the founders of HalioDx based on their continuous employment with the Company. Fifty percent of the holdback will be placed in escrow on the founders' behalf on the first anniversary of the closing date and the remainder will be paid directly to the founders on the second anniversary. As this payment is dependent on the founders’ continuing employment and is forfeited if the employment is terminated, the holdback is not included in the purchase price and will be recognized as post-combination compensation expense over the two-year service period.

For the year ended December 31, 2021, the Company recognized post-combination compensation expense of $4.5 million, of which $0.3 million was recorded as cost of revenue, $0.8 million was recorded as research and development, $1.3 million was recorded as sales and marketing, and the remainder was recorded as general and administrative.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

The Company included the financial results of HalioDx in its consolidated financial statements from the acquisition date, which contributed $11.5 million and $13.0 million of revenue and operating loss, respectively, during the year ended December 31, 2021.

The following table summarizes the purchase price and post-combination compensation expense as a part of the HalioDx Acquisition (in thousands):

	Purchase Price	Post-Combination Compensation Expense
Cash transferred	$168,357	$—
Liabilities incurred	4,194	19,904
Common stock transferred	147,089	—
Total	$319,640	$19,904

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

Cash and cash equivalents	$5,938
Accounts receivable	10,793
Supplies inventory	3,610
Prepaids and other current assets	7,045
Property and equipment, net	2,716
Right-of-use assets, financing lease	733
Right-of-use assets, operating lease	2,136
Intangible assets	60,303
Other assets	524
Total identifiable assets acquired	93,798
Accounts payable	(2,645)
Accrued liabilities	(5,627)
Current portion of financing lease liability	(247)
Current portion of operating lease liability	(448)
Long-term debt	(1,171)
Deferred revenue	(3,250)
Financing lease liability, net of current portion	(488)
Operating lease liability, net of current portion	(1,687)
Deferred tax liability	(7,409)
Net identifiable assets acquired	70,826
Goodwill	248,814
Total purchase price	$319,640

Based on the guidance provided in ASC 805, Business Combinations, or ASC 805, the Company accounted for the acquisition of HalioDx as a business combination in which the Company determined that HalioDx was a business which combines inputs and processes to create outputs, and substantially all of the fair value of gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

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

During the year ended December 31, 2021, the Company recorded certain measurement period adjustments due to new information becoming available pertaining to the valuation of accounts payable and certain other assets. These adjustments were recorded as decreases to goodwill and did not impact the consolidated statements of operations.

The intangible assets acquired include three developed technology assets (related to diagnostics, biopharma, and contract IVD), two customer relationships assets (related to biopharma and contract IVD manufacturing and development), and two customer backlog assets (related to biopharma and contract IVD manufacturing and development). The fair value of our intangible assets acquired as of the acquisition date and the method used to value these assets as well as the estimated economic lives for amortizable intangible assets were as follows (in thousands, except estimated useful life which is in years):

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The HalioDx Acquisition resulted in the recognition of $248.8 million of goodwill which the Company believes consists primarily of expanded market and product opportunities, including new areas of testing, as well as the potential manufacturing of the Company's product offerings for international markets. Goodwill created as a result of the HalioDx Acquisition is not deductible for tax purposes. The HalioDx Acquisition allows the Company to continue to develop and further enhance its business as a global diagnostics company and continues the Company’s ability to inform the diagnosis and treatment decisions related to cancer. The HalioDx portfolio complements and expands the existing business and allows for vertical integration through the addition of manufacturing capabilities for the Company’s test kits.

In connection with the HalioDx acquisition, a net deferred tax liability was assumed with a fair value of $7.4 million which primarily relates to future intangible asset amortization which is not deductible for income tax purposes.

The Company also granted RSUs to new employees who joined the Company in connection with the HalioDx Acquisition with a fair value of $16.5 million, net of estimated forfeitures. As the number of shares that are expected to be issued is fixed, the awards are equity-classified. The RSUs vest over four years, subject to the employees’ continuous service. During the year ended December 31, 2021, the Company recorded $3.5 million in stock-based compensation expense which includes $2.0 million related to one employee whose continuing services were deemed non-substantive.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

Decipher Biosciences

On March 12, 2021, the Company acquired 100% of the equity interests of Decipher Biosciences, a privately-held company developing diagnostic tests in urologic cancers, for approximately $594.7 million, comprised of approximately $550.5 million in the form of upfront cash consideration and the remainder in cash payable post-acquisition of which $43.8 million was paid prior to June 30, 2021 (the "Decipher Acquisition"). The Company incurred approximately $10.6 million of transaction costs related to the acquisition of Decipher Biosciences which were recorded as general and administrative expense during the year ended December 31, 2021.

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

The Company included the financial results of Decipher Biosciences in its consolidated financial statements from the acquisition date, which contributed $65.9 million and $18.2 million of revenue and operating income, respectively, during the year ended December 31, 2021.

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

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

assets acquired and liabilities assumed through the Company's acquisition of Decipher Biosciences at the date of acquisition (in thousands):

Cash and cash equivalents	$19,782
Accounts receivable	7,562
Supplies inventory	1,641
Prepaids and other current assets	778
Property and equipment, net	1,737
Right-of-use assets, operating lease	7,601
Finite-lived intangible assets	94,000
Indefinite-lived intangible assets	7,300
Restricted cash	146
Other assets	3,075
Total identifiable assets acquired	143,622
Accounts payable	(2,351)
Accrued liabilities	(4,322)
Operating lease obligations (current)	(1,241)
Operating lease obligations, net of current portion	(4,540)
Deferred tax liability	(4,740)
Net identifiable assets acquired	126,428
Goodwill	468,266
Total purchase price	$594,694

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

During the year ended December 31, 2021, the Company recorded certain measurement period adjustments due to new information becoming available pertaining to the valuation of accounts receivable and certain other assets. These adjustments were recorded as decreases to goodwill and did not impact the consolidated statements of operations. One of these adjustments relates to cash collections of accounts receivable that existed as of the acquisition date exceeding the initial fair value of accounts receivable recorded on the acquisition date by $1.8 million.

The intangible assets acquired are two IPR&D assets, developed technology, and trade names. Additionally, the Company identified an off-market lease and an intangible asset of $1.8 million is included in operating lease assets which will be amortized over the remaining lease term.

The estimated fair value of the IPR&D is determined using the multi-period excess earnings method which calculates the present value of the estimated revenues and net cash flows derived from the IPR&D once the technologies are developed. The IPR&D is not amortized until it becomes commercially viable and placed in service. At the time when the intangible assets are placed in service the Company will determine a useful life. If the IPR&D is abandoned or determined to be impaired, the carrying value will be expensed.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

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

Exclusive License to NanoString Diagnostics Platform

On December 3, 2019, the Company executed an agreement with NanoString for the exclusive global diagnostics license to the nCounter Analysis System, the Prosigna breast cancer prognostic gene signature assay, and the LymphMark lymphoma subtyping assay. The strategic transaction positioned the Company to expand its genomic diagnostics business globally, with the ability to deliver its advanced genomic tests to physicians and their patients via hospital and clinical laboratories throughout the European Union and other parts of the world. The Company has accounted for this agreement under ASC 805. Pursuant to the terms of the agreement, Veracyte paid NanoString $40.0 million in cash and $10.0 million in Veracyte common stock, and may pay up to an additional $10.0 million in cash, contingent upon the commercial launch of Veracyte diagnostic tests for use on the platform. This contingency was valued at $6.1 million as of the acquisition date, recorded as a liability, and will be remeasured to fair value at each reporting date until the contingent consideration is settled. As of December 31, 2021, this contingency was remeasured to $8.4 million with the corresponding change included in general and administrative expense in the Company's consolidated statements of operations.

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

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

Estimated Useful life (In Years)
Prosigna product technology	15
Prosigna customer relationships	5
nCounter Dx license	15
LymphMark product technology	7

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. This acquisition includes $1.7 million of goodwill which the Company believes consists principally of the organized workforce that will help the Company execute its strategic plans in relation to the assets acquired. As of December 31, 2021, goodwill is not deductible for tax purposes, however, if contingent consideration is paid at a future date, the portions of contingent consideration paid and allocated to the intangible assets for tax purposes will be tax deductible.

Supplemental Pro Forma Information (unaudited)

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Veracyte, Decipher Biosciences and HalioDx as though the companies had been combined as of January 1, 2020. The pro forma amounts have been adjusted for:

•day 1 expense related to the accelerated vesting of unvested legacy Decipher Biosciences and HalioDx equity awards,
•transaction expenses incurred by Decipher Biosciences, HalioDx and us,
•lease expense resulting from the fair value adjustments to the operating lease obligation and operating lease asset for both Decipher Biosciences and HalioDx,
•depreciation expense resulting from the fair value adjustments to fixed asset for both Decipher Biosciences and HalioDx,
•amortization expense resulting from the acquired intangible assets for both Decipher Biosciences and HalioDx,
•the elimination of historical interest expense incurred on debt and debt-like items for both Decipher Biosciences and HalioDx,
•income tax benefits resulting from the deferred tax liabilities acquired related to Decipher Biosciences, and
•compensation expense recognized in relation to the equity awards granted in connection with both acquisitions.

The following unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved as if the acquisitions had taken place as of January 1, 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Total revenues	$245,930	$177,630
Net loss	$(36,000)	$(122,203)

Related Party Transactions

Members of Veracyte's board of directors, Dr. Tina S. Nova, Ph.D. and Dr. Robert S. Epstein, M.D., M.S., served on the board of directors of Decipher Biosciences prior to the acquisition, with Dr. Nova additionally serving as President and Chief Executive Officer of Decipher Biosciences. Pursuant to Veracyte's related party transactions policy, Dr. Nova and Dr. Epstein recused themselves from all discussions of its board of directors related to the Decipher Acquisition, and the Decipher Acquisition was approved by each of the non-interested members of the board of directors. In connection with the Decipher Acquisition, certain Decipher Biosciences equity awards held by Dr. Nova and Dr. Epstein were fully-accelerated and certain incentive bonus payments were made to Dr. Nova pursuant to a management incentive plan established by the Decipher Biosciences board of directors, resulting in payments of approximately $26.5 million and $1.4 million to each of them,

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

respectively. Dr. Nova resigned from Veracyte’s board of directors and now serves as Veracyte's President, CLIA US. Dr. Epstein continues to serve on Veracyte’s board of directors.

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consisted of the following (in thousands of dollars):

	December 31,
	2021	2020
Leasehold improvements	$8,607	$6,863
Laboratory equipment	17,533	10,643
Computer equipment	2,311	1,783
Software, including software developed for internal use	4,627	3,793
Furniture and fixtures	2,502	1,544
Construction-in-process	999	761
Total property and equipment, at cost	36,579	25,387
Accumulated depreciation and amortization	(21,481)	(16,397)
Total property and equipment, net	$15,098	$8,990

Depreciation and amortization expense was $3.6 million, $2.8 million and $2.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Intangible Assets, Net

Finite-live intangible assets consisted of the following (in thousands of dollars):

	December 31, 2021			December 31, 2020			Weighted Average Amortization Period (Years)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Percepta product technology	$16,000	$(7,200)	$8,800	$16,000	$(6,133)	$9,867	15
Prosigna product technology	4,120	(572)	3,548	4,120	(298)	3,822	15
Prosigna customer relationships	2,430	(1,013)	1,417	2,430	(526)	1,904	5
nCounter Dx license	46,880	(6,511)	40,369	46,880	(3,386)	43,494	15
LymphMark product technology	990	(295)	695	990	(153)	837	7
Decipher product technology	90,000	(7,234)	82,766	—	—	—	10
Decipher trade names	4,000	(643)	3,357	—	—	—	5
HalioDx developed technology	45,640	(1,877)	43,763	—	—	—	10
HalioDx customer relationships	4,870	(352)	4,518	—	—	—	6
HalioDx customer backlog	6,908	(710)	6,198	—	—	—	4
Total finite lived intangibles	221,838	(26,407)	195,431	70,420	(10,496)	59,924	10.9
In-process research and development	7,300	—	7,300	—	—	—
Total intangible assets	$229,138	$(26,407)	$202,731	$70,420	$(10,496)	$59,924

Amortization of the finite-lived intangible assets is recognized on a straight-line basis. Amortization of $16.0 million, $5.1 million and $1.4 million was recognized for the years ended December 31, 2021, 2020, and 2019, respectively.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

The estimated future aggregate amortization expense as of December 31, 2021 is as follows (in thousands of dollars):

Year Ending December 31,	Amounts
2022	$22,043
2023	22,042
2024	22,002
2025	20,846
2026	18,941
Thereafter	89,557
Total	$195,431

Goodwill

The changes in the carrying amounts of goodwill were as follows (in thousands of dollars):

Amounts
Balance as of December 31, 2020	$2,725
Goodwill acquired - Decipher Biosciences	468,266
Goodwill acquired - HalioDx	248,814
Effect of foreign currency translation on Goodwill acquired - HalioDx	(11,901)
Balance as of December 31, 2021	$707,904

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands of dollars):

	December 31,
	2021	2020
Accrued compensation expense	$30,792	$9,201
Accrued other	8,683	2,504
Total accrued liabilities	$39,475	$11,705

6. Fair Value Measurements

The Company records its financial assets and liabilities at fair value. The carrying amounts of certain financial instruments of the Company, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The accounting guidance for fair value provides a framework for measuring fair value and clarifies the definition of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

•Level I: Inputs which include quoted prices in active markets for identical assets and liabilities;

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

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

The fair value of the Company's financial assets includes money market funds, time deposits and deposits for leases of the Company's facilities. Money market funds, included in cash and cash equivalents in the accompanying consolidated balance sheets, was $159.2 million and $346.8 million as of December 31, 2021 and 2020, respectively, and are Level I assets as described above. Included in prepaid expenses and other current assets as of December 31, 2021 were time deposits with a bank valued at amortized cost of $4.0 million, which approximates fair value, and are Level II assets as described above. The deposits for the leases, included in restricted cash, was $749,000 and $603,000 as of December 31, 2021 and 2020, respectively, and are Level I assets as described above. There were no transfers between Levels 1, 2 or 3 for the years ended December 31, 2021, 2020, and 2019.

The fair value of the contingent consideration in Note 4. Business Combination, associated with the agreement with NanoString on December 3, 2019, includes inputs that are not observable in the market and thus represents a Level III financial liability. The estimation of the fair value of the contingent consideration is based on the present value of the expected payments calculated by assessing the likelihood of when the related milestones would be achieved, discounted using the Company's estimated borrowing rate. These estimates form the basis for making judgments about the carrying value of the contingent consideration that are not readily apparent from other sources. Changes to the forecasts for the achievement of the milestones, and the estimates of the borrowing rate can significantly affect the estimated fair value of the contingent consideration. As of December 31, 2021 and 2020, this contingency was remeasured to $8.4 million and $7.6 million, respectively. with the corresponding changes included in general and administrative expense. For the years ended December 31, 2021, 2020, and 2019 expenses of $0.8 million, $1.5 million and zero, respectively, were recorded in general and administrative expense for the changes in carrying value. As of December 31, 2021, the achievement of one of the milestones is forecasted to occur within the next 12 months. As a result, $2.7 million of the contingent consideration is included in short term liabilities at December 31, 2021. As of December 31, 2021, the Company calculated the estimated fair value of the milestones using the following significant unobservable inputs:

Value or Range
Unobservable input	(Weighted-Average)
Discount rate	5.9%
Probability of achievement	80% - 100% (94%)

7. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory facilities in South San Francisco and San Diego, California; Austin, Texas; Marseille, France; and Richmond, Virginia, and leases certain equipment under various non-cancelable lease agreements. The lease terms extend to October 2030 and contain extension of lease term and expansion options. The leases have a weighted average remaining lease term of 4.8 years as of December 31, 2021. The Company had deposits of $749,000 and $603,000 included in long-term assets as of December 31, 2021 and 2020, respectively, restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the leases

The Company determined its operating lease liabilities using payments through their current expiration dates and a weighted average discount rate of 6.4% based on the rate that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments in a similar economic environment. Operating lease liabilities along with the associated right-of-use assets are disclosed in the accompanying consolidated balance sheets. After the adoption of ASC 842, Leases, the Company classified its deferred rent for tenant improvements with its operating lease right-of-use assets on the

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

consolidated balance sheets. In connection with the acquisition of Decipher Biosciences, the Company identified certain off-market rate leases and has estimated an intangible asset of $1.8 million which is included in operating lease assets and will be amortized over the remaining lease term. See Note 4 for more information on the acquisition of Decipher Biosciences.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2021 are as follows (in thousands of dollars):

Year Ending December 31,	Amounts
2022	$4,356
2023	4,420
2024	4,414
2025	4,484
2026	1,404
Thereafter	1,580
Total future minimum lease payments	20,658
Less: amount representing interest	2,932
Present value of future lease payments	17,726
Less: short-term lease liabilities	3,630
Long-term lease liabilities	$14,096

The Company recognizes operating lease expense on a straight-line basis over the non-cancelable lease period. The following table summarizes operating lease expense and cash paid for amounts included in the measurement of lease liabilities (in thousands of dollars):

	Year Ended December 31,
	2021	2020	2019
Operating lease expense	$3,503	$1,889	$1,899
Cash paid for amounts included in the measurement of lease liabilities	$3,650	$2,332	$2,227

The company has leased laboratory equipment under various financing leases. The total right-of-use assets and total financing lease liabilities for these financing leases were $0.7 million and $0.6 million, respectively, as of December 31, 2021, and are included in property and equipment, net and other liabilities in the accompanying consolidated balance sheets.

As of December 31, 2021, the Company’s wholly owned foreign subsidiary has signed a lease agreement for facilities which will be constructed in Marseille, France. The lease will commence upon completion of the construction of the office building which the Company currently expects to occur in the fourth quarter of 2023 at which time the Company will record a lease liability and a corresponding ROU asset. The initial term of the lease will be twelve years with annual rent of approximately $1.4 million, which is subject to change based on final construction.

Supplies Purchase Commitments

The Company had non-cancelable purchase commitments with suppliers to purchase a minimum quantity of supplies for approximately $16.1 million at December 31, 2021.

Contingencies

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. The Company believes there is no litigation pending that could have, either individually or in the aggregate, a material impact on the Company's consolidated financial statements.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

8. Debt

Loan and Security Agreement

On November 3, 2017, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with Silicon Valley Bank. The Loan and Security Agreement allows the Company to borrow up to $35.0 million, with a $25.0 million advance term loan (the “Term Loan Advance”) and a revolving line of credit of up to $10.0 million (the “Revolving Line of Credit”). The Term Loan Advance was advanced upon the closing of the Loan and Security Agreement and was used to pay the outstanding balance of the Company’s existing long-term debt, which was canceled at that date. The Company had not drawn on the Revolving Line of Credit as of December 31, 2021. Borrowings under the Loan and Security Agreement mature on October 1, 2022. Amounts may be borrowed and repaid under the Revolving Line of Credit up until the earliest of full repayment or maturity of the Loan and Security Agreement, termination of the Loan and Security Agreement, or October 1, 2022.

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

In addition, a final payment on the Term Loan Advance in the amount of $1.2 million is due upon the earlier of the maturity date of the Term Loan Advance or its payment in full. The Loan and Security Agreement contains customary representations, warranties, and events of default, as well as affirmative and negative covenants. As of December 31, 2021, the Company was in compliance with the loan covenants. The Company’s obligations under the Loan and Security Agreement are secured by substantially all of its assets (excluding intellectual property), subject to certain customary exceptions.

As of December 31, 2021 and 2020, the net debt obligation for borrowings made under the Loan and Security Agreement was as follows (in thousands of dollars):

	December 31,
	2021	2020
Debt principal	$—	$—
End-of-term debt obligation	1,026	810
Net debt obligation	$1,026	$810

As of December 31, 2021, the principal balance outstanding was one dollar. Future principal and end-of-term debt obligation payments due under the Loan and Security Agreement total $1.2 million and are due in 2022. As of December 31, 2021 and 2020, the accrued interest payable under the Loan and Security Agreement was immaterial.

The end-of-term debt obligation accretes over the term of the Loan and Security Agreement until maturity and is included in interest expense in the Company's consolidated statements of operations.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity

Common Stock

The Company's Restated Certificate of Incorporation authorizes the Company to issue 125,000,000 shares of common stock with a par value of $0.001 per share. The holder of each share of common stock shall have one vote for each share of stock. The common stockholders are also entitled to receive dividends whenever funds and assets are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all series of convertible preferred stock outstanding. No dividends have been declared as of December 31, 2021.

As of December 31, 2021 and 2020, the Company had reserved shares of common stock for issuance as follows:

	December 31,
	2021	2020
Stock options and restricted stock units issued and outstanding	4,892,164	4,867,303
Stock options and restricted stock units available for grant under stock option plans	4,418,364	3,061,589
Common stock available for the Employee Stock Purchase Plan	1,490,130	1,571,395
Total	10,800,658	9,500,287

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

In October 2013, the Company adopted the 2013 Stock Incentive Plan (the "2013 Plan"). The 2013 Plan was subsequently approved by the Company's stockholders and became effective on November 4, 2013, immediately before the closing of the Company's initial public offering, or IPO. Following the effectiveness of the 2013 Plan, no additional options were granted under the 2008 Plan. An aggregate of 1,700,000 shares were initially reserved for issuance under the 2013 Plan. In addition, to the extent that any awards outstanding or subject to vesting restrictions under the 2008 Plan are subsequently forfeited or terminated for any reason before being exercised or settled, the shares of common stock reserved for issuance pursuant to such awards as of the closing of the IPO will become available for issuance under the 2013 Plan. The remaining shares available for grant under the 2008 Plan became available for issuance under the 2013 Plan upon the closing of the IPO. On the first day of each year from 2014 to 2023, the 2013 Plan authorizes an annual increase of the lesser of 4% of outstanding shares on the last day of the immediately preceding fiscal year or a lesser amount as determined by the Company's Board of Directors. As of December 31, 2021, 4,418,364 shares were available for future issuance under the 2013 Plan.

Pursuant to the 2013 Plan, stock options, restricted shares, stock units, including RSUs and stock appreciation rights may be granted to employees, consultants, and outside directors of the Company. Options granted may be either ISOs or NSOs.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

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

Beginning in 2021, any outside director who was not previously an employee and who first joins the Company's Board of Directors on or after the effective date of the 2013 Plan will be automatically granted RSUs valued on the grant date at $600,000. The RSUs will vest as to one-third of those shares on each of the first, second and third annual anniversaries of the date of grant. On the first business day after each annual meeting of stockholders, each non-employee director who continues to serve on our board of directors and who has served as a director for at least six months will be automatically granted RSUs valued on the grant date at $300,000. The RSUs will vest in full on the first anniversary of the date of grant or, if earlier, the date of the next annual meeting of stockholders. In 2020 and prior years, any outside director who was not previously an employee and who first joined the Company's Board of Directors on or after the effective date of the 2013 Plan was automatically granted an initial NSO to purchase 35,000 shares of common stock upon first becoming a member of the Board of Directors. The shares subject to the initial option will vest and become exercisable one-third each of the first, second and third annual anniversaries of the date of grant. On the first business day after each regularly scheduled annual meeting of stockholders, each outside director who was not elected to the Board of Directors for the first time at such meeting and who will continue serving as a member of the Board of Directors thereafter was automatically granted an option to purchase 10,000 shares of common stock, provided that the outside director had served on the Board of Directors for at least six months. Each annual option vested and became exercisable on the first anniversary of the date of grant, or immediately prior to the next regular annual meeting of the Company's stockholders following the date of grant if the meeting occurred prior to the first anniversary date. The options granted to outside directors have a per share exercise price equal to 100% of the fair market value of the underlying shares on the date of grant. These RSUs and options will become fully vested in the event of a change in control. In addition, such options will terminate on the earlier of (i) the day before the 10th anniversary of the date of grant or (ii) the date 12 months after the termination of the outside director's service for any reason.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes activity under the Company's stock incentive plans (aggregate intrinsic value in thousands):

	Shares Available for Grant	Stock Options Outstanding and Unvested Stock Units	Weighted Average Exercise Price of Stock Options	Weighted Average Remaining Contractual Life of Stock Options (Years)	Aggregate Intrinsic Value of Stock Options
Balance—December 31, 2020	3,061,589	4,867,303	$15.14	6.98	$135,879
Additional shares authorized	2,328,021	—
Granted - stock options	(677,851)	677,851	46.85
Granted - restricted stock units	(1,168,896)	1,168,896
Canceled	713,175	(713,175)	18.89
Exercised	—	(712,588)	12.88
Restricted stock units vested	—	(396,123)
Tax portion of restricted stock units vested	162,326	—
Balance—December 31, 2021	4,418,364	4,892,164	$19.87	6.16	$78,914

Options vested and exercisable—December 31, 2021		2,391,848	$12.67	5.02	$68,246
Options vested and expected to vest—December 31, 2021		3,379,118	$19.10	6.04	$77,946

The aggregate intrinsic value was calculated as the difference between the exercise price of the options to purchase common stock and the fair market value of the Company's common stock, which was $41.20 and $48.94 per share as of December 31, 2021 and 2020, respectively.

The weighted average fair value of options to purchase common stock granted was $23.45, $12.97 and $11.07 for the years ended December 31, 2021, 2020 and 2019, respectively.

The aggregate estimated grant date fair value of employee options to purchase common stock vested during the years ended December 31, 2021, 2020 and 2019 was $7.8 million, $7.3 million and $4.4 million, respectively.

The intrinsic value of stock options exercised was $24.0 million, $32.9 million and $31.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The weighted average fair value of RSUs granted was $46.41 and $27.09 for the years ended December 31, 2021, and 2020, respectively. The intrinsic value of RSUs vested was $21.7 million and $10.3 million for the years ended December 31, 2021 and 2020, respectively.

Included in RSUs granted for 2021 are PSUs with a grant date fair value of $3.8 million. These PSUs vest based on the achievement of certain performance conditions, subject to the employees’ continued service with the Company. The service period for the PSUs begins in 2022 and as such the expense related to the PSUs will begin in 2022 and will be based on the Company's assessment of the probability of the achievement of the performance condition.

Employee Stock Purchase Plan

In May 2015, the Company's stockholders approved the Company's ESPP. The ESPP provides eligible employees with an opportunity to purchase common stock from the Company and to pay for their purchases through payroll deductions. The ESPP will be implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, the Compensation Committee of the Company's Board of Directors may specify offerings with a duration of not more than 12 months and may specify shorter purchase periods within each offering. During each purchase period, payroll deductions will accumulate, without interest. On the last day of the purchase period, accumulated payroll deductions will be used to purchase common stock for employees participating in the offering.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the fair market value per share of the Company's common stock on either the offering date or on the purchase date, whichever is less.

The Company's Board of Directors has determined that the purchase periods initially shall have a duration of six months, that the first purchase period began on August 3, 2015, and that the purchase price will be 85% of the fair market value per share of the Company's common stock on either the offering date or the purchase date, whichever is less. The length of the purchase period applicable to U.S. employees and the purchase price may not be changed without the approval of the independent members of the Compensation Committee of the Company's Board of Directors. The Compensation Committee has determined that if the fair market value of a share of the Company's common stock on any purchase date within a particular offering period is less than the fair market value on the start date of that offering period, then the offering period will automatically terminate and the employees in that offering period will automatically be transferred and enrolled in a new offering period which will begin on the next day following such purchase date.

No employee is permitted to accrue, under the ESPP, a right to purchase stock of the Company having a value in excess of $25,000 of the fair market value of such stock (determined at the time the right is granted) for each calendar year. As of December 31, 2021, 1,490,130 shares of common stock were reserved for issuance under the ESPP.
Stock-based Compensation

The following table summarizes stock-based compensation expense related to stock options, RSUs and the ESPP for the years ended December 31, 2021, 2020 and 2019, and are included in the consolidated statements of operations as follows (in thousands of dollars):

	Year Ended December 31,
	2021	2020	2019
Cost of testing revenue	$640	$369	$277
Research and development	4,636	2,690	1,856
Selling and marketing	4,390	3,474	2,938
General and administrative	12,853	6,462	4,736
Total stock-based compensation expense	$22,519	$12,995	$9,807

As of December 31, 2021, the Company had $52.1 million of unrecognized compensation expense related to unvested stock options and RSUs, which is expected to be recognized over an estimated weighted-average period of 2.5 years.

The estimated grant-date fair value of stock options was calculated using the Black-Scholes option-pricing model, based on the following assumptions.
•Expected Term: The expected term represents the period that the options granted are expected to be outstanding. During 2021 and 2020 it was determined using the Company's historical data and during prior years it was determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term).
•Expected Volatility: During 2021 and 2020, the Company used the historical volatility of its common stock. For prior years, the Company used an average historical stock price volatility of comparable public companies as the Company did not have sufficient trading history for its common stock.
•Risk-Free Interest Rate: The Company based the risk-free interest rate over the expected term of the options based on the constant maturity rate of U.S. Treasury securities with similar maturities as of the date of the grant.
•Expected Dividend Yield: The Company has not paid and does not anticipate paying any dividends in the near future. Therefore, the expected dividend yield was zero.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

The estimated grant-date fair value of employee stock options using the Black-Scholes option-pricing model was based on the following assumptions:

Year Ended December 31,
	2021	2020	2019
Weighted-average volatility	56.83 - 60.48%	54.40 - 58.20%	52.90 - 53.40%
Weighted-average expected term (years)	5.05 - 5.25	5.24 - 5.42	5.50 - 6.08
Risk-free interest rate	0.40 - 1.21%	0.24 - 0.92%	1.90 - 2.60%
Expected dividend yield	—	—	—

The estimated grant date fair value of the ESPP shares was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

Year Ended December 31,
	2021	2020	2019
Weighted-average volatility	62.03 - 80.70%	54.16 - 85.01%	53.38 - 71.77%
Weighted-average expected term (years)	0.50 - 1.00	0.50 - 1.00	0.50 - 1.00
Risk-free interest rate	0.06 - 0.08%	0.11 - 1.56%	1.88 - 2.56%
Expected dividend yield	—	—	—

11. Income Taxes

The Company generated a pre-tax loss of $81.6 million, $34.9 million and $12.6 million in the United States for the years ended December 31, 2021, 2020 and 2019, respectively. Starting in 2020, the Company began generating pre-tax loss outside the United States. Pre-tax loss has been recorded in the following jurisdictions for the years ended December 31, 2021, 2020 and 2019 (in thousands of dollars):

	Year Ended December, 31,
	2021	2020	2019
United States	$(68,707)	$(34,909)	$(12,599)
Foreign	(12,942)	—	—
Total	$(81,649)	$(34,909)	$(12,599)

The Company recorded an income tax benefit in 2021 of $6.1 million primarily due to the release of certain valuation allowances on the Company's deferred tax assets upon recording of the deferred tax liabilities upon acquisition of Decipher Biosciences and a provision benefit recorded on the current year loss of HalioDx French entity that has no valuation allowance.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

The Company recorded no provision for income taxes during the years ended December 31, 2020 and 2019. The components of the benefit for income taxes are as follows for the years ended December 31, 2021, 2020 and 2019 (in thousands of dollars):

	Year Ended December, 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	63	—	—
Foreign	54	—	—
Total current	117	—	—
Deferred:
Federal	(3,526)	—	—
State	(508)	—	—
Foreign	(2,169)	—	—
Total deferred	(6,203)	—	—
Total income tax benefit	$(6,086)	$—	$—

The Company follows FASB ASC No. 740, Income Taxes for the Computation and Presentation of its Tax Provision. The following table presents a reconciliation of the income tax expense computed at the statutory federal rate and the Company's income tax expense for the periods presented (in thousands of dollars):

	Year Ended December, 31,
	2021	2020	2019
U.S. federal taxes at statutory rate	$(17,146)	$(7,302)	$(2,632)
State tax (net of federal benefit)	(1,609)	(1,794)	(828)
Foreign rate differential	674	1	—
Non deductible officers' compensation	3,055	1,443	439
Transaction costs	2,255	—	—
Permanent differences	59	131	221
Stock based compensation - excess benefit	(5,687)	(4,881)	(4,366)
Tax credits	(714)	(588)	(996)
Change in valuation allowance	13,027	12,990	8,162
Total	$(6,086)	$—	$—

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands of dollars):

	Year Ended December 31,
	2021	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$133,492	$68,113	$56,506
Research and development credits	7,926	6,167	5,579
Stock-based compensation	3,760	2,696	2,246
NanoString intangibles and goodwill	1,244	908	380
Operating lease liability	4,327	2,826	3,068
Accruals and other	7,099	2,623	2,610
Gross deferred tax assets	157,848	83,333	70,389
Valuation allowance	(120,586)	(78,650)	(65,228)
Net deferred tax assets	37,262	4,683	5,161
Deferred tax liabilities:
Property and equipment	(219)	(334)	(471)
Other acquired intangibles	(34,823)	—	—
In-process research and development	(3,892)	(2,423)	(2,597)
ROU assets	(3,920)	(1,926)	(2,093)
Gross deferred tax liabilities	(42,854)	(4,683)	(5,161)
Net deferred tax liabilities	(42,854)	(4,683)	(5,161)
Net deferred taxes	$(5,592)	$—	$—

The Company records net deferred tax assets to the extent it is more likely than not that the assets will be realized. In making such determination, the Company considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets. The valuation allowance increased $41.9 million, $13.4 million and $9.9 million during the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, the Company had net operating loss carryforwards of approximately $437.1 million, $87.6 million and $133.1 million available to reduce future taxable income, if any, for federal, California and other state income tax purposes, respectively. The U.S. federal net operating loss carryforwards will begin to expire in 2026 while for state purposes, the net operating losses begin to expire in 2022.

As of December 31, 2021, the Company had foreign net operating loss carryforwards of approximately $74.7 million and $31.3 million available to reduce future taxable income, if any, for Canadian and French income tax purposes, respectively. The Canada net operating loss carryforwards will begin to expire in 2034, while for French purposes, the net operating losses will carryforward indefinitely.

As of December 31, 2021, the Company had net research and development credit carryforwards of approximately $5.9 million and $5.7 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The federal credit carryforwards begin to expire in 2028. California credits have no expiration date. Other state credit carryforwards begin to expire in 2023.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

The Company also had scientific net research and development credit carryforwards of approximately $1.4 million available to reduce future taxable income, if any, for Canadian income tax purposes. The credit carryforwards begin to expire in 2025.

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

Uncertain Tax Positions

As of December 31, 2021, the Company had unrecognized tax benefits of $4.5 million, none of which currently would affect the Company's effective tax rate if recognized due to the Company's deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at December 31, 2021 will significantly increase or decrease within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands of dollars):

	Year Ended December 31,
	2021	2020	2019
Unrecognized tax benefits, beginning of period	$3,563	$3,278	$2,799
Gross increases—tax position in prior period	515	—	—
Gross decreases—tax position in prior period	—	—	—
Gross increases—current period tax position	374	285	479
Lapse of statute of limitations	—	—	—
Unrecognized tax benefits, end of period	$4,452	$3,563	$3,278

It is the Company's policy to include penalties and interest expense related to income taxes as a component of other income (expense), net, and interest expense, respectively, as necessary. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2021.

The Company's major tax jurisdictions are the United States, Canada, California and France. All of the Company's tax years will remain open for examination by the Federal and state tax authorities for three and four years, respectively, from the date of utilization of the net operating loss or research and development credit. The Company does not have any tax audits pending in the United States. There is an audit in progress in France. Currently, there has not been a basis for reassessment.

Beginning in 2022, the Tax Cuts and Jobs Act eliminates the option to deduct research and development expenditures and requires taxpayers to amortize domestic expenditures over five years and foreign expenditures over fifteen years. While it is possible that Congress may modify or repeal this provision before it becomes effective, the Company has no assurance that these provisions will be modified or repealed. Therefore, based on current assumptions, this could potentially increase the effective tax rate and decrease the Company's cash from operations beginning in 2022. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The Company does not expect the provisions of the legislation to have a significant impact on the effective tax rate of the Company.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

12. Employee Benefit Plans

401(k) plan

The Company sponsors a 401(k) defined contribution plan covering all employees. Under the plan, participants are entitled to make pre-tax contributions up to the annual maximums established by the Internal Revenue Service. The Company, at its discretion, may make matching contributions to the 401(k) plan. Employer contributions to the plan were $1.3 million, $0.6 million and $0.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Pension plan

The Company also maintains a defined benefit plan for certain non-U.S. employees of its HalioDx subsidiary. The pension liability is included in other long-term liabilities on the Company's consolidated balance sheets and totaled $1.1 million and zero as of December 31, 2021 and 2020, respectively.

13. Components of Other Income, net

Other income, net consists of the following (in thousands of dollars):

	Year Ended December 31,
	2021	2020	2019
French research tax credits	$1,535	$—	$—
Interest and dividend income	135	594	3,025
Interest expense	(241)	(229)	(677)
Gain (loss) on currency revaluation	(1,081)	56	—
Other	(94)	59	180
Total	$254	$480	$2,528

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, using the criteria established in Internal Control Integrated Framework ("2013 Framework") issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

The scope of management's assessment of the effectiveness of internal control over financial reporting excluded Decipher Biosciences acquired in March 2021 and HalioDx acquired in August 2021. Total assets, total liabilities and total revenues of the acquired entities represented approximately 7%, 38% and 35% of the total assets, total liabilities and total revenues of Veracyte's consolidated financial statements as of and for the year ended December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

Other than the aforementioned acquisitions, there were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Veracyte Inc.

Opinion on Internal Control over Financial Reporting

We have audited Veracyte, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Veracyte, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Decipher Biosciences and HalioDx which are included in the 2021 consolidated financial statements of the Company and constituted 7% and 38% of total assets and liabilities, respectively, as of December 31, 2021 and 35% of total revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Decipher Biosciences and HalioDx.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Redwood City, California
February 28, 2022

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to directors is incorporated by reference from the information contained in our proxy statement to be filed with the Securities and Exchange Commission no later than 120 days from the end of our fiscal year ended December 31, 2021 in connection with the solicitation of proxies for our 2022 Annual Meeting of Stockholders, or the Proxy Statement.

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

3.     Exhibits

See Item 15(b) below. Each management contract or compensating plan or arrangement required to be filed has been identified.

(b)Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-36156	3.1	11/8/2013
3.2	Restated Bylaws of the Restated Bylaws of the Registrant	8-K	001-36156	3.1	1/25/2021
4.1	Form of Common Stock Certificate	S-1/A	333-191282	4.1	10/15/2013
4.2	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended	10-K	001-36156	4.2	2/22/2021
10.1#	Form of Indemnification Agreement between the Registrant and its officers and directors	S-1/A	333-191282	10.1	10/7/2013
10.2#	2008 Stock Plan and forms of agreements thereunder	S-1	333-191282	10.2	9/20/2013
10.3#	2013 Stock Incentive Plan, as amended, and forms of stock option award agreement, stock option exercise agreement, restricted stock agreement and restricted stock unit agreement	10-K	001-36156	10.3	2/27/2018
10.4#	Form of stock option award under 2013 Stock Incentive Plan	10-Q	001-36156	10.1	11/2/2020
10.5#	Form of stock unit award under 2013 Stock Incentive Plan	10-Q	001-36156	10.1	11/2/2020
10.6#	Amended and Restated Employee Stock Purchase Plan	10-Q	001-36156	10.1	7/30/2020
10.7	Lease Agreement between Riata Holdings, L.P., as landlord, and the Registrant, as tenant, dated November 28, 2012	S-1	333-191282	10.6	9/20/2013
10.8	Second Amendment to Lease Agreement dated as of August 14, 2017 by and between BRI 1868 RIATA, LLC and the Registrant	10-Q	001-36156	10.1	11/7/2017

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.9	First Amendment to Lease Agreement dated as of January 7, 2014 by and between Riata Holdings, L.P. and the Registrant	10-K	001-36156	10.7	3/20/2014
10.10	Office Building Lease by and between American Fund US Investments LP and the Registrant dated April 29, 2015	10-Q	001-36156	10.2	8/13/2015
10.11	First Amendment to Office Building Lease dated May 3, 2016 by and between American Fund US Investments LP and the Registrant	10-K	001-36156	10.9	2/27/2018
10.12	Second Amendment to Office Building Lease dated February 8, 2017 by and between CRP 6000 Shoreline, L.L.C. and the Registrant	10-K	001-36156	10.10	3/1/2017
10.13#	Offer Letter dated as of March 5, 2008 with Giulia Kennedy	10-K	001-36156	10.15	2/25/2020
10.14†	Amended and Restated Pathology Services Agreement dated as of February 14, 2019 between Thyroid Cytopathology Partners, P.A. and the Registrant	10-Q	001-36156	10.1	4/30/2019
10.15	Loan and Security Agreement dated as of November 3, 2017 between Silicon Valley Bank and the Registrant	10-K	001-36156	10.19	2/27/2018
10.16	Form of Performance Stock Unit	10-Q	001-36156	10.1	5/1/2018
10.17#	Amended and Restated Change in Control and Severance Agreement, effective July 1, 2019 between Bonnie Anderson and the Registrant	10-Q	001-36156	10.2	7/30/2019
10.18#	Amended and Restated Change in Control and Severance Agreement, effective July 1, 2019 between Giulia Kennedy and the Registrant	10-Q	001-36156	10.4	7/30/2019
10.19†	Diagnostic Development Agreement, dated December 28, 2018, between Johnson & Johnson Services, Inc. and the Registrant	10-K	001-36156	10.22	2/25/2019
10.20†	License and Asset Purchase Agreement, dated December 3, 2019, between NanoString Technologies, Inc. and the Registrant	8-K	001-36156	2.1	12/3/2019
10.21	Registration Rights Schedule, dated December 3, 2019	8-K	001-36156	4.1	12/3/2019
10.22	Memorandum of Understanding between the Shareholders of HalioDx and the Registrant	10-Q	001-36156	10.4	7/29/2021
10.23	Securities Purchase and Contribution Agreement, dated July 13, 2021, between the registrant and HalioDx SAS	10-Q	001-36156	10.5	7/29/2021
10.24#	Employment Agreement, dated as of May 7, 2021, between Marc Stapley and the Registrant	10-Q	001-36156	10.2	7/29/2021
10.25#	Change in Control and Severance Agreement, effective June 1, 2021 between Marc Stapley and the Registrant	10-Q	001-36156	10.3	7/29/2021

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.26#	Employment Agreement, dated as of May 28, 2021, between Bonnie Anderson and the Registrant	10-Q	001-36156	10.1	7/29/2021
10.27	Agreement and Plan of Merger between Decipher Biosciences, Inc., the Registrant, and the parties thereto, dated as of February 2, 2021	10-Q	001-36156	10.1	5/10/2021
10.28#	Amended and Restated Offer Letter, dated August 15, 2021, between the Registrant and Rebecca Chambers	10-Q	001-36156	10.1	11/9/2021
10.29#	Change in Control and Severance Agreement, effective July 19, 2021 between Rebecca Chambers and the Registrant	10-Q	001-36156	10.2	11/9/2021
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see the signature page of this Annual Report on Form 10-K)					X
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X
32.2*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X
101.INS	XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)					X
_____________________________________________

#	Indicates management contract or compensatory plan or arrangement.
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

VERACYTE, INC.
By:	/s/ MARC STAPLEY
Marc Stapley Chief Executive Officer and Director
Date: February 28, 2022

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Marc Stapley and Rebecca Chambers, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this annual report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant on the dates and the capacities indicated.

Signature	Title	Date

/s/ MARC STAPLEY	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2022
Marc Stapley

/s/ REBECCA CHAMBERS	Chief Financial Officer (Principal Financial Officer)	February 28, 2022
Rebecca Chambers

/s/ BONNIE H. ANDERSON	Executive Chairwoman	February 28, 2022
Bonnie H. Anderson

/s/ JANE ALLEY	Vice President, Controller (Principal Accounting Officer)	February 28, 2022
Jane Alley

/s/ JOHN L. BISHOP	Lead Independent Director	February 28, 2022
John L. Bishop

/s/ MUNA BHANJI	Director	February 28, 2022
Muna Bhanji

/s/ KARIN EASTHAM	Director	February 28, 2022
Karin Eastham

/s/ ROBERT S. EPSTEIN, M.D., M.S.	Director	February 28, 2022
Robert S. Epstein, M.D., M.S.

/s/ KEVIN K. GORDON	Director	February 28, 2022
Kevin K. Gordon

/s/ JENS HOLSTEIN	Director	February 28, 2022
Jens Holstein

/s/ EVAN JONES	Director	February 28, 2022
Evan Jones