Form 10-Q
period 2022-03-31
VERACYTE, INC.
filed 2022-05-04
CIK 1384101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
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

As of April 26, 2022, there were 71,445,343 shares of common stock, par value $0.001 per share, outstanding.

VERACYTE, INC.

i

VERACYTE, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements concerning our business strategy and plans, future operating results and financial position, as well as our objectives and expectations for our future operations, are forward-looking statements.

In some cases, you can identify forward-looking statements by such terminology as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements about:

•our expectations regarding total revenue and testing volume;
•our expectations with respect to our future research and development, general and administrative and selling and marketing expenses and our anticipated uses of our funds;
•the impact of the COVID-19 pandemic on our business and the U.S. and global economy;
•our expectations regarding the return to pre-COVID-19 volume and revenue levels;
•our ability to continue to successfully integrate HalioDx, Decipher Biosciences. and the assets acquired from NanoString Technologies, Inc. into our business;
•our ability to deploy the nCounter Analysis System successfully and run our tests on this platform worldwide;
•our expectations regarding our diagnostic company partnerships;
•our anticipated cash needs and our estimates regarding our capital requirements;
•the timing and success of our transition to a single platform for all of our classifiers and tests;
•our ability to maintain Medicare coverage for each of our tests;
•our estimates regarding the market opportunity for our tests;
•our sales, marketing and distribution capabilities and strategy;
•our intellectual property position;
•the impact of government laws and regulations; and
•our competitive position.
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, and financial needs. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We disclaim any intention or obligation to publicly update or revise any forward-looking statements for any reason or to conform such statements to actual results or revised expectations, except as required by law.

ii

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements-(Unaudited)

VERACYTE, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$163,615	$173,197
Accounts receivable	42,481	41,461
Supplies and inventory	12,372	11,225
Prepaid expenses and other current assets	20,015	17,219
Total current assets	238,483	243,102
Property and equipment, net	16,299	15,098
Right-of-use assets, operating leases	15,663	16,043
Intangible assets, net	196,228	202,731
Goodwill	704,368	707,904
Restricted cash	749	749
Other assets	1,799	2,198
Total assets	$1,173,589	$1,187,825
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,273	$12,360
Accrued liabilities	38,543	39,475
Current portion of long-term debt	1,079	1,127
Current portion of deferred revenue	4,878	4,646
Current portion of acquisition-related contingent consideration	2,703	2,682
Current portion of operating lease liabilities	3,849	3,630
Current portion of other liabilities	218	231
Total current liabilities	62,543	64,151
Deferred revenue, net of current portion	278	343
Deferred tax liabilities	4,983	5,592
Acquisition-related contingent consideration, net of current portion	5,732	5,722
Operating lease liabilities, net of current portion	13,485	14,096
Other liabilities	1,378	1,407
Total liabilities	88,399	91,311
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 71,432,875 and 71,123,108 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	71	71
Additional paid-in capital	1,477,418	1,468,683
Accumulated deficit	(371,618)	(357,157)
Accumulated other comprehensive loss	(20,681)	(15,083)
Total stockholders’ equity	1,085,190	1,096,514
Total liabilities and stockholders’ equity	$1,173,589	$1,187,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
 Condensed Consolidated Statements of Operations
 (Unaudited)
 (In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue:
Testing revenue	$55,980	$33,078
Product revenue	2,979	3,059
Biopharmaceutical and other revenue	8,824	566
Total revenue	67,783	36,703
Operating expenses:
Cost of testing revenue	17,523	10,832
Cost of product revenue	1,575	1,490
Cost of biopharmaceutical and other revenue	4,615	81
Research and development	9,166	5,336
Selling and marketing	23,754	16,296
General and administrative	20,912	46,282
Intangible asset amortization	5,486	1,801
Total operating expenses	83,031	82,118
Loss from operations	(15,248)	(45,415)
Other income (loss), net	784	(248)
Loss before income taxes	(14,464)	(45,663)
Income tax benefit	(3)	(3,795)
Net loss	$(14,461)	$(41,868)
Net loss per common share, basic and diluted	$(0.20)	$(0.66)
Shares used to compute net loss per common share, basic and diluted	71,229,672	63,331,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
 Condensed Consolidated Statements of Comprehensive Loss
 (Unaudited)
 (In thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(14,461)	$(41,868)
Other comprehensive loss:
Change in currency translation adjustments	(5,598)	—

Net comprehensive loss	$(20,059)	$(41,868)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	71,123	$71	$1,468,683	$(357,157)	$(15,083)	$1,096,514
Issuance of common stock on exercise of stock options and vesting of restricted stock units	228	—	1,422	—	—	1,422
Issuance of common stock under employee stock purchase plan (ESPP)	82	—	2,115	—	—	2,115
Tax portion of vested restricted stock units	—	—	(1,447)	—	—	(1,447)
Stock-based compensation expense (employee)	—	—	6,230	—	—	6,230
Stock-based compensation expense (non-employee)	—	—	11	—	—	11
Stock-based compensation expense (ESPP)	—	—	404	—	—	404
Net loss	—	—	—	(14,461)	—	(14,461)
Comprehensive loss	—	—	—	—	(5,598)	(5,598)
Balance at March 31, 2022	71,433	$71	$1,477,418	$(371,618)	$(20,681)	$1,085,190

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	58,201	$58	$702,768	$(281,594)	$—	$421,232
Sale of common stock in a public offering, net of offering costs of $38,677	8,547	9	593,812	—	—	593,821
Issuance of common stock on exercise of stock options and vesting of restricted stock units	439	—	2,806	—	—	2,806
Issuance of common stock under ESPP	49	—	1,159	—	—	1,159
Tax portion of vested restricted stock units	—	—	(6,774)	—	—	(6,774)
Stock-based compensation expense (employee)	—	—	3,657	—	—	3,657
Stock-based compensation expense (non-employee)	—	—	16	—	—	16
Stock-based compensation expense (ESPP)	—	—	182	—	—	182
Net loss	—	—	—	(41,868)	—	(41,868)
Balance at March 31, 2021	67,236	$67	$1,297,626	$(323,462)	$—	$974,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(14,461)	$(41,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,556	2,550
Stock-based compensation	6,645	3,855
Benefit from income taxes	(3)	(3,795)
Interest on end-of-term debt obligation	53	53
Noncash lease expense	587	258
Revaluation of acquisition-related contingent consideration	31	192
Effect of foreign currency on operations	131	82
Changes in operating assets and liabilities:
Accounts receivable	(3,575)	(3,748)
Supplies and inventory	(1,201)	(10)
Prepaid expenses and other current assets	(2,139)	132
Other assets	451	(58)
Operating lease liabilities	(597)	(373)
Accounts payable	(960)	1,931
Accrued liabilities and deferred revenue	(390)	238
Net cash used in operating activities	(8,872)	(40,561)
Investing activities
Acquisition of Decipher Biosciences, net of cash acquired	—	(574,411)
Purchases of property and equipment	(2,453)	(1,196)
Net cash used in investing activities	(2,453)	(575,607)
Financing activities
Proceeds from the issuance of common stock in a public offering, net of issuance costs	—	593,821
Payment of long-term debt	(100)	—
Payment of taxes on vested restricted stock units	(1,447)	(6,774)
Proceeds from the exercise of common stock options and employee stock purchases	3,537	3,965
Net cash provided by financing activities	1,990	591,012
Decrease in cash, cash equivalents and restricted cash	(9,335)	(25,156)
Effect of foreign currency on cash, cash equivalents and restricted cash	(247)	—
Net decrease in cash, cash equivalents and restricted cash	(9,582)	(25,156)
Cash, cash equivalents and restricted cash at beginning of period	173,946	349,967
Cash, cash equivalents and restricted cash at end of period	$164,364	$324,811
Supplementary cash flow information:
Purchases of property and equipment included in accounts payable and accrued liability	$342	$357
Interest paid on debt	$—	$—
Cash, Cash Equivalents and Restricted Cash:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$163,615	$173,197
Restricted cash	749	749
Total cash, cash equivalents and restricted cash	$164,364	$173,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Notes to Financial Statements
(unaudited)

1. Organization, Description of Business and Summary of Significant Accounting Policies

Veracyte, Inc., or Veracyte, or the Company, is a global diagnostics company that improves patient care by answering important clinical questions to inform diagnosis and treatment decisions throughout the patient journey in cancer and other diseases. The Company’s menu of tests leverage advances in genomic science and machine learning technology to influence care for patients, enabling them to avoid unnecessary and potentially harmful procedures and interventions, and accelerate time to more appropriate treatment. In addition to making its tests available in the United States through its central laboratories, the Company believes its exclusive diagnostic access to the nCounter Analysis System positions the company to deliver tests to patients worldwide through laboratories and hospitals that can perform them locally.

Veracyte was incorporated in the state of Delaware on August 15, 2006, as Calderome, Inc. Calderome operated as an incubator until early 2008. On March 4, 2008, the Company changed its name to Veracyte, Inc. The Company’s headquarters are South San Francisco, California, and it also has operations in San Diego, California; Austin, Texas; Richmond, Virginia; Vancouver, Canada; and Marseille, France. It performs diagnostic testing in its Clinical Laboratory Improvement Amendments of 1988, or CLIA, certified laboratories in South San Francisco, San Diego, Austin, Richmond and Marseille.

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

Veracyte currently offers genomic tests, which it believes are changing patient care in thyroid cancer (Afirma); prostate and bladder cancers (Decipher); breast cancer (Prosigna); lung cancer (Percepta); and interstitial lung diseases, or ILD, including idiopathic pulmonary fibrosis, or IPF (Envisia). The Company’s commercially available tests in each of these indications are covered by Medicare. Additionally, through its acquisition of HalioDx, the Company also offers a clinically validated immuno-oncology test in colon cancer (Immunoscore).

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

Veracyte’s scientific approach and capabilities in genomics and immuno-oncology also provide multiple opportunities for partnerships with biopharmaceutical and diagnostic companies. In developing and commercializing its products, the Company has built or gained access to unique data and sample biorepositories, as well as proprietary technology and bioinformatics that it believes are important to the development of new targeted therapies, determining clinical trial eligibility and guiding treatment selection.

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2022 and 2021, the condensed consolidated statements of stockholders' equity for the three months ended March 31, 2022 and 2021, and the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results, stockholders' equity and cash flows for the

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
periods presented. The condensed consolidated balance sheet as of December 31, 2021 has been derived from audited financial statements. The results for the three months ended March 31, 2022 are not indicative of the results expected for the full year or any other period. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company operates in one segment.

The accompanying interim period condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Concentrations of Credit Risk and Other Risks and Uncertainties

The worldwide spread of coronavirus, or COVID-19, has created significant uncertainty in the global economy. There have been no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have. As a result, the ultimate impact of COVID-19 and the extent to which COVID-19 impacts the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict. If the financial markets or the overall economy are impacted for an extended period, the Company’s liquidity, revenue, supplies, goodwill and intangibles may be adversely affected. The Company considers the effects, to the extent knowable, of the COVID-19 pandemic in developing our estimates.

The majority of the Company’s cash and cash equivalents are deposited with one major financial institution in the United States. Deposits in this institution may exceed the amount of insurance provided on such deposits. The Company has not realized any losses on its deposits of cash and cash equivalents other than exchange rate losses related to foreign currency denominated accounts.

Several of the components of the Company’s sample collection kits and test reagents, and the nCounter system and related diagnostic kits, are obtained from single-source suppliers. If these single-source suppliers fail to satisfy the Company’s requirements on a timely basis, the Company could suffer delays in being able to deliver its diagnostic solutions, suffer a possible loss of revenue, or incur higher costs, any of which could adversely affect its operating results.

Through March 31, 2022, most of the Company’s revenue has been derived from the sale of Afirma and Decipher testing. To date, Afirma and Decipher testing have been delivered primarily to physicians in the United States.

The Company is also subject to credit risk from its accounts receivable related to its sales. Credit risk for accounts receivable from testing revenue is incorporated in testing revenue accrual rates as the Company assesses historical collection rates and current developments to determine accrual rates and amounts the Company will ultimately collect. The Company generally does not perform evaluations of customers’ financial condition for testing revenue and generally does not require collateral. The Company assesses credit risk and the amount of accounts receivable the Company will ultimately collect for product, biopharmaceutical and other revenue based on collection history, current developments and credit worthiness of the customer. The estimate of credit losses is not material at March 31, 2022.

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
The Company’s third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended March 31,
	2022	2021
Medicare	30%	27%
UnitedHealthcare	9%	11%
	39%	38%

The Company’s third-party payers and other customers in excess of 10% of accounts receivable and their related accounts receivable balance as a percentage of total accounts receivable were as follows at the following dates:

	March 31, 2022	December 31, 2021
Medicare	14%	12%
UnitedHealthcare	10%	9%

Cash and Cash Equivalents

The Company considers demand deposits in a bank, money market funds and highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Restricted Cash

The Company had deposits of $749,000 included in long-term assets as of both March 31, 2022 and December 31, 2021, restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the Company's leases.

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of ASC 606, Revenue from Contracts with Customers, or ASC 606. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer, and is separately identified in the contract. Performance obligations are considered satisfied once the Company has completed a service or transferred control of a product to the customer.

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

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
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

During 2022, the Company changed its revenue estimates due to actual and anticipated cash collections for tests delivered in prior quarters and recognized additional revenue of $0.9 million for the three months ended March 31, 2022. These adjustments resulted in decreases in the Company's loss from operations of $0.9 million for the three months ended March 31, 2022 and a decrease in basic and diluted net loss per share of $0.01 for the three months ended March 31, 2022.

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

Product Revenue

The Company's products consist of the Prosigna breast cancer assay, the nCounter Analysis System and related diagnostic kits. Product revenue from instruments and diagnostic kits is recognized generally upon shipment or when the instrument is ready for use by the end customer. Shipping and handling costs incurred for product shipments are included in product revenue. Revenue is presented net of the taxes that are collected from customers and remitted to governmental authorities. There was no revenue from instrument sales for either of the three months ended March 31, 2022 or 2021.

Biopharmaceutical and Other Revenue

The Company enters into arrangements for biopharmaceutical research and development, commercialization, contract manufacturing and contract testing services which are classified under biopharmaceutical and other revenue. Such arrangements may require the Company to deliver various rights, manufactured diagnostic test kits, services and/or samples, including intellectual property rights/licenses, biopharmaceutical research and development services, and/or commercialization services. The Company receives consideration in the form of upfront license fees; payments on delivery of data, test results or manufactured products; costs of service plus margin; and development and commercial performance milestone payments.
The Company develops estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligations. The estimation of the stand-alone selling price may include independent evidence of market price, forecasted revenue or costs, development timelines, discount rates, and probabilities of technical and regulatory success. The Company evaluates each performance obligation to determine if the obligation can be satisfied at a point in time or over time, and it measures the services delivered to the collaborative partner which are periodically reviewed based on the progress of the related program. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time. The effect of any change made to an estimated input component and, therefore revenue or expense recognized, would be recorded as a change in estimate. In addition, variable consideration must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.

At the inception of each arrangement that includes milestone payments (variable consideration), the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price. Milestone payments that are not within either party’s control, such as non-operational developmental and regulatory approvals, are generally not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of milestones that are within either party’s control, such as operational developmental milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and earnings in the period of adjustment. Revisions to the Company’s estimate of the transaction price may also result in negative revenue and earnings in the period of adjustment. One collaboration arrangement with milestone payments falls under the scope of ASC Topic 808, Collaborative Arrangements, or ASC 808. These milestone payments are recognized in the same manner as milestone payments from customers and are classified under biopharmaceutical and other revenue.

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
Accounts receivable from biopharmaceutical and other revenue was $9.4 million at March 31, 2022 and $11.6 million at December 31, 2021. There was $4.9 million and $5.0 million of deferred revenue related to these agreements at March 31, 2022 and December 31, 2021, respectively. Revenue included in biopharmaceutical and other revenue for the three months ended March 31, 2022 and 2021 was as follows (in thousands of dollars):

	Three Months Ended March 31,
	2022	2021
Development services	$5,931	$566
Provision of data	765	—
Milestones	350	—
Contract manufacturing	1,539	—
Contract testing	239	—
Total	$8,824	$566

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

Cost of Biopharmaceutical and Other Revenue

Cost of biopharmaceutical and other revenue consists of costs of performing activities under arrangements that require the Company to perform biopharmaceutical research and development, commercialization, contract manufacturing and contract testing services on behalf of a customer.

Pension Liability

The Company offers a defined benefit pension plan to certain non-U.S. employees of its Veracyte SAS subsidiary. As of March 31, 2022 and December 31, 2021, the total pension obligation was $1.0 million and $1.1 million, respectively, and is included in other liabilities on the condensed consolidated balance sheets.

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
Notes to Financial Statements
(unaudited)
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

	Three Months Ended March 31,
	2022	2021
Shares of common stock subject to outstanding options	3,703,656	3,944,887
Employee stock purchase plan	30,622	15,720
Restricted stock units	1,559,540	886,584
Total common stock equivalents	5,293,818	4,847,191

3. Balance Sheet Components

Goodwill

Goodwill was $704.4 million and $707.9 million as of March 31, 2022 and December 31, 2021, respectively. The change in the carrying amounts of goodwill during the three months ended March 31, 2022 were due to foreign currency translation and measurement period adjustments. The Company has not recorded any impairment related to goodwill.

Intangible Assets, Net

Intangible assets include finite-lived product technology, customer relationships, licenses and trade names and indefinite-lived in-process research and development. Intangible assets consisted of the following (in thousands of dollars):

	March 31, 2022			December 31, 2021			Weighted Average Amortization Period (Years)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Percepta product technology	$16,000	$(7,467)	$8,533	$16,000	$(7,200)	$8,800	15
Prosigna product technology	4,120	(641)	3,479	4,120	(572)	3,548	15
Prosigna customer relationships	2,430	(1,134)	1,296	2,430	(1,013)	1,417	5
nCounter Dx license	46,880	(7,292)	39,588	46,880	(6,511)	40,369	15
LymphMark product technology	990	(330)	660	990	(295)	695	7
Decipher product technology	90,000	(9,484)	80,516	90,000	(7,234)	82,766	10
Decipher trade names	4,000	(843)	3,157	4,000	(643)	3,357	5
HalioDx developed technology	44,781	(2,961)	41,820	45,640	(1,877)	43,763	10
HalioDx customer relationships	4,778	(556)	4,222	4,870	(352)	4,518	6
HalioDx customer backlog	6,778	(1,121)	5,657	6,908	(710)	6,198	4
Total finite-lived intangibles	220,757	(31,829)	188,928	221,838	(26,407)	195,431	10.9
In-process research and development	7,300	—	7,300	7,300	—	7,300
Total intangible assets	$228,057	$(31,829)	$196,228	$229,138	$(26,407)	$202,731

Amortization of the finite-lived intangible assets is recognized on a straight-line basis. Amortization expense of $5.5 million and $1.8 million was recognized for the three months ended March 31, 2022 and 2021, respectively.

The estimated future aggregate amortization expense as of March 31, 2022 is as follows (in thousands of dollars):

Year Ending December 31,	Amounts
2022 remainder of year	$16,431
2023	21,908
2024	21,868
2025	20,725
2026	18,844
Thereafter	89,152
Total	$188,928

Supplies and Inventory

As of March 31, 2022 and December 31, 2021, supplies and inventory consisted of $9.1 million and $8.2 million, respectively, of lab supplies and reagents consumed in the performance of testing services, and $3.3 million and $3.0 million, respectively, of inventory related to raw materials consumed in contract manufacturing process as well as finished diagnostic kits sourced from third parties related to product sales.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands of dollars):

	March 31, 2022	December 31, 2021
Accrued compensation expenses	$29,525	$30,792
Accrued other	9,018	8,683
Total accrued liabilities	$38,543	$39,475

4. Business Combinations

HalioDx

On August 2, 2021, the Company acquired 100% of the equity interests (the "HalioDx Acquisition") of HalioDx SAS and 100% of the equity interest of HalioDx Inc., historically a wholly-owned subsidiary of HalioDx SAS, (collectively referred to as “HalioDx”). The HalioDx Acquisition gave the Company the capabilities and expertise to manufacture its own IVD test kits for use on the nCounter Analysis System. The acquisition also deepened the Company's scientific expertise into the rapidly growing area of immuno-oncology, expanded its reach into colon cancer with the Immunoscore test and further strengthened its offerings to biopharmaceutical and other partners. The consideration to acquire HalioDx was $319.6 million, comprised of $147.1 million in the form of 3.3 million shares of the Company’s common stock based on the Company's share price on the closing date, $4.2 million in liabilities, and the remainder in cash.

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
The following table summarizes the fair values of assets acquired and liabilities assumed in the acquisition of HalioDx at the date of acquisition (in thousands):

Cash and cash equivalents	$5,938
Accounts receivable	9,298
Supplies inventory	3,610
Prepaids and other current assets	7,045
Property and equipment, net	2,716
Right-of-use assets, financing lease	733
Right-of-use assets, operating lease	2,136
Intangible assets	60,303
Other assets	524
Total identifiable assets acquired	92,303
Accounts payable	(2,645)
Accrued liabilities	(5,627)
Current portion of financing lease liability	(247)
Current portion of operating lease liability	(448)
Long-term debt	(1,171)
Deferred revenue	(3,250)
Financing lease liability, net of current portion	(488)
Operating lease liability, net of current portion	(1,687)
Deferred tax liability	(6,946)
Net identifiable assets acquired	69,794
Goodwill	249,846
Total purchase price	$319,640

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

Since the acquisition, the Company has recorded certain measurement period adjustments due to new information becoming available pertaining to the valuation of accounts payable and certain other assets. These adjustments were recorded as net increases to goodwill totaling $0.2 million and did not impact the condensed consolidated statements of operations.

Decipher Biosciences

On March 12, 2021, the Company acquired 100% of the equity interests of Decipher Biosciences, a privately-held company developing diagnostic tests in urologic cancers, for approximately $594.7 million (the "Decipher Acquisition").

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
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

During the three months ended March 31, 2022, there were no measurement period adjustments.

Related Party Transactions

Members of Veracyte's board of directors, Dr. Tina S. Nova, Ph.D. and Dr. Robert S. Epstein, M.D., M.S., served on the board of directors of Decipher Biosciences prior to the acquisition of Decipher Biosciences, with Dr. Nova additionally serving as President and Chief Executive Officer of Decipher Biosciences. Pursuant to Veracyte's related party transactions policy, Dr. Nova and Dr. Epstein recused themselves from all discussions of its board of directors related to the Decipher Acquisition, and the Decipher Acquisition was approved by each of the non-interested members of the board of directors. In connection with the Decipher Acquisition, certain Decipher Biosciences equity awards held by Dr. Nova and Dr. Epstein were fully-accelerated and certain incentive bonus payments were made to Dr. Nova pursuant to a management incentive plan established by the Decipher Biosciences board of directors, resulting in payments of approximately $26.5 million and $1.4 million to each of them, respectively. Dr. Nova resigned from Veracyte’s board of directors and now serves as Veracyte's President of its CLIA US Business. Dr. Epstein continues to serve on Veracyte’s board of directors.

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

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
•Level III: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair value of the Company’s financial assets includes money market funds, time deposits and deposits for leases of the Company's facilities. Money market funds, included in cash and cash equivalents in the accompanying condensed consolidated balance sheets, were $142.7 million and $159.2 million as of March 31, 2022 and December 31, 2021, respectively, and are Level I assets as described above. Included in prepaid expenses and other current assets as of March 31, 2022 and December 31, 2021 were time deposits with a bank valued at amortized cost of $2.8 million and $4.0 million, respectively, which approximates fair value, and are Level II assets as described above. The deposits for the leases, included in restricted cash, were $0.7 million as of both March 31, 2022 and December 31, 2021 and are a Level I assets as described above. There were no transfers between Levels 1, 2 or 3 for the three months ended March 31, 2022, and 2021.

On December 3, 2019, the Company acquired from NanoString the exclusive global diagnostics license to the nCounter Analysis System, the Prosigna breast cancer prognostic gene signature assay, and the LymphMark lymphoma subtyping assay. Pursuant to the terms of the agreement, Veracyte paid NanoString $40.0 million in cash and $10.0 million in Veracyte common stock, and may pay up to an additional $10.0 million in cash, contingent upon the commercial launch of Veracyte diagnostic tests for use on the platform. This contingency was valued at $6.1 million as of the acquisition date and is remeasured to fair value at each reporting date until the contingent consideration is settled. As of March 31, 2022 and December 31, 2021, this contingency was remeasured to $8.4 million and $8.4 million, respectively, with the corresponding changes included in general and administrative expense in the Company's condensed consolidated statements of operations. For the three months ended March 31, 2022, and 2021 expenses of zero and $0.2 million, respectively, were recorded in general and administrative expense for the changes in carrying value. As of March 31, 2022, the achievement of one of the milestones is forecasted to occur within the next 12 months. As a result, $2.7 million of the contingent consideration is included in short term liabilities at March 31, 2022. The fair value of the contingent consideration includes inputs that are not observable in the market and thus represents a Level III financial liability. The estimation of the fair value of the contingent consideration is based on the present value of the expected payments calculated by assessing the likelihood of when the related milestones would be achieved and estimating the Company's borrowing rate. These estimates form the basis for making judgments about the carrying value of the contingent consideration that are not readily apparent from other sources. Changes to the forecasts for the achievement of the milestones and the borrowing rate can significantly affect the estimated fair value of the contingent consideration. As of March 31, 2022 and December 31, 2021, the Company calculated the estimated fair value of the milestones using the following significant unobservable inputs:

	Value or Range (Weighted-Average)
Unobservable input	March 31, 2022	December 31, 2021
Discount rate	6.7%	5.9%
Probability of achievement	80% - 100% (94%)	80% - 100% (94%)

6. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory facilities in South San Francisco and San Diego, California, Austin, Texas, Marseille, France, and Richmond, Virginia, and leases certain equipment under various non-cancelable lease agreements. The lease terms extend to October 2030 and contain extension of lease terms and expansion options. The leases have a weighted average remaining lease term of 4.5 years as of March 31, 2022. The Company had deposits of $0.7 million included in long-term assets as of both March 31, 2022, and December 31, 2021 restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the leases.

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

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
identified certain off-market rate leases and has estimated an intangible asset of $1.8 million which is included in operating lease assets and will be amortized over the remaining lease term.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2022 are as follows (in thousands of dollars):

Year Ending December 31,	Amounts
Remainder of 2022	$3,450
2023	4,672
2024	4,431
2025	4,482
2026	1,402
Thereafter	1,570
Total future minimum lease payments	20,007
Less: amount representing interest	2,673
Present value of future lease payments	17,334
Less: short-term lease liabilities	3,849
Long-term lease liabilities	$13,485

The Company recognizes operating lease expense on a straight-line basis over the non-cancelable lease period. The following table summarizes operating lease expense and cash paid for amounts included in the measurement of lease liabilities (in thousands of dollars):

	Three Months Ended March 31,
	2022	2021
Operating lease expense	$1,054	$575
Cash paid for amounts included in the measurement of lease liabilities	$1,068	$588

The company has leased laboratory equipment under various financing leases. The total right-of-use assets and total financing lease liabilities for these financing leases were each $0.6 million as of March 31, 2022, and are included in property and equipment, net and other liabilities in the accompanying condensed consolidated balance sheets. As of December 31, 2021, the total right-of-use assets and total financing lease liabilities for these financing leases were $0.7 million and $0.6 million, respectively.

The Company’s wholly-owned foreign subsidiary has entered into an arrangement under which it expects to sign a lease agreement for facilities which will be constructed in Marseille, France. The lease will commence upon completion of the construction of the office building which the Company currently expects to occur in the fourth quarter of 2023 at which time the Company will record a lease liability and a corresponding ROU asset. The initial term of the lease will be twelve years with annual rent of approximately $1.4 million, which is subject to change based on final construction.

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

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
7. Debt

Loan and Security Agreement

On November 3, 2017, the Company entered into a loan and security agreement, or Loan and Security Agreement, with Silicon Valley Bank. The Loan and Security Agreement allows the Company to borrow up to $35.0 million, with a $25.0 million advance term loan, or Term Loan Advance, and a revolving line of credit of up to $10.0 million, or Revolving Line of Credit. The Term Loan Advance was advanced upon the closing of the Loan and Security Agreement and was used to pay the outstanding balance of the Company’s existing long-term debt, which was canceled at that date. The Company had not drawn on the Revolving Line of Credit as of March 31, 2022. Borrowings under the Loan and Security Agreement mature on October 1, 2022. Amounts may be borrowed and repaid under the Revolving Line of Credit up until the earliest of full repayment or maturity of the Loan and Security Agreement, termination of the Loan and Security Agreement, or October 1, 2022.

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

In addition, a final payment on the Term Loan Advance in the amount of $1.2 million is due upon the earlier of the maturity date of the Term Loan Advance or its payment in full. The Loan and Security Agreement contains customary representations, warranties, and events of default, as well as affirmative and negative covenants. As of March 31, 2022, the Company was in compliance with the loan covenants. The Company’s obligations under the Loan and Security Agreement are secured by substantially all of its assets (excluding intellectual property), subject to certain customary exceptions.

The debt obligation for borrowings made under the Loan and Security Agreement was as follows (in thousands of dollars):

	March 31, 2022	December 31, 2021
Debt principal	$—	$—
End-of-term debt obligation	1,079	1,026
Total debt obligation	$1,079	$1,026

As of March 31, 2022, the principal balance outstanding was one dollar. Future principal and end-of-term debt obligation payments under the Loan and Security Agreement are $1.2 million and due in October 2022. As of March 31, 2022 and December 31, 2021, the accrued interest payable under the Loan and Security Agreement was immaterial.

The end-of-term debt obligation accretes over the term of the Loan and Security Agreement until maturity and is included in interest expense in the Company's condensed consolidated statements of operations.

8. Stockholders’ Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows:

	March 31, 2022	December 31, 2021
Stock options and restricted stock units issued and outstanding	5,997,843	4,892,164
Stock options and restricted stock units available for grant under stock option plans	5,929,676	4,418,364
Common stock available for the Employee Stock Purchase Plan	1,408,296	1,490,130
Total	13,335,815	10,800,658

9. Components of Other Income (Loss)

Other income (loss), net consists of the following (in thousands of dollars):

	Three Months Ended March 31,
	2022	2021
French research tax credits	$892	$—
Interest income	39	43
Interest expense	(61)	(53)
Loss on currency revaluation	(100)	(238)
Other	14	—
	$784	$(248)

10. Income Taxes

The Company recorded an income tax benefit of $3,000 and $3.8 million for the three months ended March 31, 2022 and 2021, respectively. The income tax benefit for 2021 was primarily impacted by a discrete tax adjustment related to the release of certain valuation allowances on the Company's deferred tax assets upon recording of the deferred tax liabilities for the acquisition of Decipher Biosciences.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q.

As discussed in the section titled “Special Note Regarding Forward Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth in the section titled “Risk Factors” under Part II, Item 1A.

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
Our extensive team of research, bioinformatics and clinical professionals rely on deep scientific expertise and an extensive network of practicing physicians and key opinion leaders, or KOLs, to help inform new product development. This includes determining what clinical question each test should answer, where it should be positioned in the patient work-up and what sample type and technology should be used. We develop our molecular tests using advanced scientific methods, such as RNA whole-transcriptome sequencing and machine learning. Veracyte’s tests are purposefully designed to integrate easily into current physician protocols, delivering clinical utility and economic value to physicians, payers, and the healthcare system.
We currently offer tests in thyroid cancer (Afirma); prostate cancer (Decipher Prostate); breast cancer (Prosigna); lung cancer (Percepta); interstitial lung diseases (Envisia); bladder cancer (Decipher Bladder); and colon cancer (Immunoscore). Our tests for kidney cancer and lymphoma are in development, the latter as a companion diagnostic.
We serve global markets with two complementary and inter-related models. In the United States, we offer laboratory developed tests, or LDTs, which we perform in our centralized, CLIA-certified laboratories in South San Francisco and San Diego, California, and Richmond, Virginia, supported by our cytopathology expertise in our Austin, Texas CLIA lab. In addition, outside of the United States, we intend to offer our tests as in vitro diagnostic, or IVD, tests that run on the nCounter Analysis System by laboratories that perform them for physicians and their patients locally. We believe our broad menu of advanced diagnostic tests, combined with our ability to deliver them globally, uniquely position us in the diagnostics sector.
In the process of developing leading diagnostics across the oncology market, we have collected a significant number of patient samples and proprietary data related to various cancer types. We combine these assets with our robust machine learning core competency to further enhance our research and clinical development capabilities, as well as build opportunities with biopharmaceutical and other partners.

In March 2021, Veracyte acquired Decipher Biosciences, expanding our genomic testing menu into urologic cancers. The acquisition also provided Veracyte with Decipher GRID (Genomic Resource for Intelligent Discovery), a platform and database that helps drive biopharmaceutical partnerships, KOL engagement and pipeline development in urologic cancers.
In August 2021, we acquired HalioDx, giving us the capabilities and expertise to manufacture our own IVD test kits for use on the nCounter Analysis System. The acquisition also deepened our scientific expertise into the rapidly growing area of immuno-oncology, expanded our reach into colon cancer with the Immunoscore test and further strengthened our offerings to biopharmaceutical and other partners.

Impact of COVID-19

We believe the COVID-19 outbreak, including its numerous variants, has impacted our test volumes primarily during 2020 and 2021. Our customers, third-party contract manufacturers, carriers, suppliers and collaboration partners have been affected by the closure of hospitals, doctors' offices, manufacturing sites, or country borders, among other measures put in place around the world. Layoffs, furloughs and unplanned loss of staff (due to vaccination status or other reasons) in the medical industry and otherwise during the pandemic have had, and will continue to have, negative impacts on the demand for and supply of medical care and diagnostic tests, which affects the frequency with which tests are ordered, and the ability of doctors and hospitals to administer such tests. Further the inability to travel and conduct face-to-face meetings can also make it more difficult to expand utilization of our products into new geographies and to drive awareness of our products.

Our Decipher Prostate test has been least impacted by the pandemic because our customers are mostly community-based urology practices, which generally remained more accessible to patients and our sales reps. Our Afirma thyroid cancer test was impacted by COVID-19 in 2020 and portions of 2021 as a majority of our samples come from large institutions which are less accessible to patients and our reps. We believe our pulmonology business has been the most impacted since the bronchoscopy procedures used to collect samples for our Percepta and Envisia tests are considered elective procedures and are performed in hospital settings, which have been more restrictive, and these tests are ordered by pulmonologists who could be largely preoccupied with caring for COVID-19 patients.

The rapid increase in daily COVID-19 testing consumes reagents and supplies otherwise available to diagnostic testing companies like ours across the United States. When not limited by the expiration date of products, and when we feel it reasonable and feasible to do so, we are taking steps to manage our level of stock reserves, develop alternative sources of supply and implement procedures to mitigate the impact on our supply chain and ability to process samples in our laboratories. Though we are in regular contact with our key suppliers, we do not have, nor expect to have, the necessary insight into our vendors’ supply chain issues that we may need to know to effectively mitigate the impact to our business. Though we attempt to mitigate the impact to our business, these interruptions in manufacturing (including the sourcing of reagents or supplies) may negatively impact our test volumes or levels of revenue.

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

•the seasonality inherent in our business, such as the impact of work-days per period, timing of industry conferences and timing of when patient deductibles are exceeded, which also impacts the reimbursement we receive from insurers; and
•our ability to obtain prior authorization or meet other requirements instituted by payers, benefit managers, or regulators necessary to be paid for our tests.

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

Integrating acquired assets and advances to our collaborations

Revenue growth, operational results and advances to our business strategy depends on our ability to integrate any acquired assets into our existing business. The integration of acquired assets may impact our revenue growth, increase the cost of operations, cause significant write-offs of intangible assets, or may require management resources that otherwise would be available for ongoing development of our existing business. The integration of assets acquired from Decipher Biosciences in March 2021 and HalioDx in August 2021 may impact our revenue and operating results as we integrate various functions.

Revenue growth from our biopharmaceutical and IVD contract manufacturing partners depends on our ability to deliver services or information and achieve milestones.

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

We bill list price regardless of contract rate, but only recognize revenue from amounts that we estimate are collectible and meet our revenue recognition criteria. Revenue may not be equal to the billed amount due to a number of factors that we consider when determining revenue accrual rates, including differences in reimbursement rates, the amounts of patient co-

payments and co-insurance, the existence of secondary payers, claims denials and the amount we expect to ultimately collect. Finally, when we increase our list price, it will increase the cumulative amounts billed but may not positively impact accrued revenue. In addition, payer contracts generally include the right of offset and payers may offset payments prior to resolving disputes over tests performed.

Generally, we calculate the average reimbursement from our products from all payers, for tests that are on average a year old, as it can take a significant period of time to collect from some payers. Except in situations where we believe the rate we reasonably expect to collect to vary due to a coverage decision, contract, more recent reimbursement data or evidence to the contrary, we use an average of reimbursement for tests provided over four quarters as it reduces the effects of temporary volatility and seasonal effects. Thus, the average reimbursement per product represents the total cash collected to date against tests performed during the relevant period divided by the number of these tests performed during that same period.

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

Product Revenue

Our products consist of the Prosigna breast cancer assay, the nCounter Analysis System and related diagnostic kits. We recognize product revenue when control of the promised goods is transferred to our customers, in an amount that reflects the consideration expected to be received in exchange for those products. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer, either on its own or together with other resources that are readily available to the customer, and is separately identified in the contract. Performance obligations are considered satisfied once we have transferred control of a product to the customer, meaning the customer has the ability to use and obtain the benefit of the product. We recognize product revenue for satisfied performance obligations only when there are no uncertainties regarding payment terms or transfer of control. Shipping and handling costs incurred for product shipments are charged to our customers and included in product revenue. Revenue is presented net of the taxes that are collected from customers and remitted to governmental authorities.

Biopharmaceutical and Other Revenue

We enter into arrangements to license or provide access to our assets or services, including testing services, clinical services, research and development, contract manufacturing and development, as well as other services. Such arrangements may require us to deliver various rights, data, services, manufactured diagnostic test kits, access and/or testing services to partner biopharmaceutical companies. One such arrangement is a collaborative arrangement that falls under the scope of ASC Topic 808, Collaborative Arrangements, or ASC 808. The underlying terms of these arrangements generally provide for consideration paid to us in the form of nonrefundable fees; payments on delivery of data, test results or manufactured products; costs of service plus margin; performance milestone payments; expense reimbursements and possibly royalty and/or other payments. Net sales of data or other services to our customers are recognized in accordance with ASC 606 and are classified under biopharmaceutical and other revenue. Milestone payments which fall under the scope of ASC 808, are recognized in the same manner as milestone payments from customers and are considered to be collaboration revenue. Payments received that are not related to sales or services to a customer or collaboration revenue are recorded as offsets against research and development expense or cost of biopharmaceutical and other revenue in our consolidated statements of operations.

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

The consideration allocated to each distinct performance obligation is recognized as revenue when control is transferred which may be at a point in time or over time. Consideration associated with at-risk substantive performance milestones is recognized as revenue when it is probable that a significant reversal of the cumulative revenue recognized will not occur. Should there be royalties, we utilize the sales and usage-based royalty exception in arrangements that resulted from the license of intellectual property, recognizing revenue generated from royalties or profit sharing as the underlying sales occur.

Timing of Our Research and Development Expenses

We deploy state-of-the-art and costly genomic technologies in our biomarker discovery experiments, and our spending on these technologies may vary substantially from quarter to quarter. We also spend a significant amount to secure clinical samples that can be used in discovery and product development, as well as clinical validation and utilization studies. The timing of these research and development activities is difficult to predict, as is the timing of sample acquisitions. If a substantial number of clinical samples are acquired in a given quarter or if a high-cost experiment is conducted in one quarter versus the next, the timing of these expenses can affect our financial results. We conduct clinical studies to validate our new products, as well as on-going clinical studies to further the published evidence to support our commercialized tests. As these studies are initiated, start-up costs for each site can be significant and concentrated in a specific quarter. Spending on research and development, for both experiments and studies, may vary significantly by quarter depending on the timing of these various expenses.

Financial Overview

Revenue

Through March 31, 2022, we had derived most of our revenue from the sale of Afirma and the Decipher urologic tests, delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of cash collection from the third-party payer and individual patients. Third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended March 31,
	2022	2021
Medicare	30%	27%
UnitedHealthcare	9%	11%
	39%	38%

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

Cost of Biopharmaceutical and Other Revenue

Our cost of biopharmaceutical and other revenue are the costs of performing activities under arrangements that require us to perform research and development, commercialization, contract manufacturing and development, and contract testing services on behalf of a customer. This cost is mainly comprised of compensation expense, laboratory supplies and pass-through costs.

Research and Development

Research and development expenses include expenses incurred to develop our technology, collect clinical samples and conduct clinical studies to develop and support our products and pipeline. These expenses consist of compensation expenses, direct research and development expenses such as prototype materials, laboratory supplies and costs associated with setting up and conducting clinical studies at domestic and international sites, professional fees, depreciation and amortization, other miscellaneous expenses and allocation of facility and information technology expenses. We expense all research and development costs in the periods in which they are incurred. We expect to incur significant research and development expenses as we continue to invest in research and development activities related to developing additional products and evaluating various platforms. We incurred a majority of our research and development expenses in support of our pipeline products in 2021 and in the three months ended March 31, 2022. Going forward, we are investing in the development of our pipeline products, including required clinical studies, the development of current tests for the nCounter instrument and the transition of manufacturing to our Veracyte SAS facility.

Selling and Marketing

Selling and marketing expenses consist of compensation expenses, direct marketing expenses, professional fees, other expenses such as travel and communications costs, as well as allocation of facility and information technology expenses. Our sales team of approximately 150 representatives is organized by business unit, with separate teams calling on thyroid cancer, urologic cancers, pulmonology and colorectal cancers physicians. The business units have dedicated marketing support, as well as a marketing operations team that serves the commercial organization broadly. Prosigna sales outside of the U.S. are led by country managers that call on laboratories and breast cancer oncologists, and have dedicated marketing support.

General and Administrative

General and administrative expenses include compensation expenses for executive officers and administrative, billing and client service personnel, professional fees for legal and audit services, occupancy costs, depreciation and amortization, and other expenses such as information technology and miscellaneous expenses, offset by allocation of facility and information technology expenses to other functions. General and administrative expenses include costs related to the acquisitions of Decipher Biosciences and HalioDx, which were included in general and administrative compensation expense and professional fees. We expect general and administrative expenses to continue to increase as we build our general and administration infrastructure as we continue to scale revenue, and to stabilize thereafter.

Intangible Asset Amortization

Our finite-lived intangible assets, acquired in business combinations, are being amortized over 4 to 15 years, using the straight-line method. Amortization expense is expected to be approximately $21.9 million per year through 2024 and decrease thereafter.

Interest Expense

Interest expense is attributable to our borrowings under debt agreements and costs associated with the prepayment of debt.

Other (Loss) Income, Net

Other income, net consists primarily of realized and unrealized gains and losses on foreign currency transactions, French research tax credits, interest expense on our debt and interest income from our cash held in interest bearing accounts. The French research tax credits (crédit d’impôt recherche or CIR) are generated by our wholly-owned subsidiary, Veracyte SAS, in connection with its research efforts performed in Marseille, France.

Foreign Currency Translation

The functional currency of our foreign subsidiary, Veracyte SAS, is the Euro. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using the exchange rates at the balance sheet date. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Revenue and expenses from our foreign subsidiaries are translated using the monthly average exchange rates in effect during the period in which the transactions occur. Foreign currency transaction gains and losses are recorded in other (loss) income, net, on the condensed consolidated statements of operations.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021 (in thousands of dollars, except percentages and test volume):

	Three Months Ended March 31,
	2022	2021	Change	%
Revenue:
Testing revenue	$55,980	$33,078	$22,902	69%
Product revenue	2,979	3,059	(80)	(3)%
Biopharmaceutical and other revenue	8,824	566	8,258	1459%
Total revenue	67,783	36,703	31,080	85%
Operating expense:
Cost of testing revenue	17,523	10,832	6,691	62%
Cost of product revenue	1,575	1,490	85	6%
Cost of biopharmaceutical and other revenue	4,615	81	4,534	5,598%
Research and development	9,166	5,336	3,830	72%
Selling and marketing	23,754	16,296	7,458	46%
General and administrative	20,912	46,282	(25,370)	(55)%
Intangible asset amortization	5,486	1,801	3,685	205%
Total operating expenses	83,031	82,118	913	1%
Loss from operations	(15,248)	(45,415)	30,167	(66)%
Other income (loss), net	784	(248)	1,032	(416)%
Loss before income taxes	(14,464)	(45,663)	31,199	(68)%
Income tax benefit	(3)	(3,795)	3,792	(99.9)%
Net loss	$(14,461)	$(41,868)	$27,407	(65)%
Other Operating Data:
Diagnostic tests reported	21,039	12,303	8,736	71%
Product tests sold	2,206	2,134	72	3%
Total test volume	23,245	14,437	8,808	61%

Depreciation and amortization expense	$6,556	$2,550	$4,006	157%
Stock-based compensation expense	$6,855	$3,855	$3,000	78%

Revenue

Revenue increased $31.1 million for the three months ended March 31, 2022 compared to the same period in 2021. This was primarily due to a $22.9 million increase in testing revenue driven by a 71% volume increase in our diagnostic tests, as well as an $8.3 million increase in our Biopharmaceutical and other revenue. Testing revenue and tests reported for the three months ended March 31, 2022 increased primarily due to the addition of the Decipher urology tests following our acquisition of Decipher Biosciences on March 12, 2021, which contributed $25.0 million of testing revenue during the three months ended March 31, 2022. Product revenue decreased $0.1 million for the three months ended March 31, 2022 compared to same period in 2021, as volume growth was offset by a decline in exchange rates. Biopharmaceutical and other revenue primarily increased for the three months ended March 31, 2022 due to the operations of HalioDx following its acquisition on August 2, 2021 which contributed $7.2 million of biopharmaceutical and other revenue.

Cost of revenue

Comparison of the three months ended March 31, 2022 and 2021 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2022	2021	Change	%
Cost of testing revenue:
Laboratory costs	$8,730	$5,753	$2,977	52%
Sample collection costs	1,967	1,207	760	63%
Compensation expense	3,966	2,335	1,631	70%
License fees and royalties	379	64	315	492%
Depreciation and amortization	327	271	56	21%
Other expenses	941	439	502	114%
Allocations	1,213	763	450	59%
Total	$17,523	$10,832	$6,691	62%
Cost of product revenue:
Product costs	$1,207	$1,196	$11	1%
License fees and royalties	274	275	(1)	—%
Depreciation and amortization	19	19	—	—%
Other expenses	66	—	66	NM
Allocations	9	—	9	NM
Total	$1,575	$1,490	$85	6%
Cost of biopharmaceutical and other revenue:
Compensation expense	$2,337	$38	$2,299	6,050%
Laboratory expense	70	—	70	NM
License fees and royalties	26	—	26	NM
Depreciation and amortization	93	—	93	NM
Other expenses	2,040	43	1,997	4,644%
Allocations	49	—	49	NM
Total	$4,615	$81	$4,534	5,598%

Cost of testing revenue increased $6.7 million for the three months ended March 31, 2022 compared to the same period in 2021. Following the acquisition of Decipher Biosciences in March 2021, its operations are included in cost of testing revenue and contributed approximately $5.1 million for the three months ended March 31, 2022. The remaining increase for cost of testing is related to increased volume in testing primarily related to Afirma.

Cost of product revenue is related to sales of Prosigna. Cost of product revenue increased $0.1 million, or 6%, for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to a 3% increase in product tests sold.

Cost of biopharmaceutical and other revenue includes labor costs incurred by our employees working on customer projects, laboratory supplies and pass-through expenses incurred on these projects. Cost of biopharmaceutical and other revenue includes the operations of HalioDx following its acquisition on August 2, 2021, which contributed approximately $4.3 million of cost of revenue for the three months ended March 31, 2022.

Research and development

Comparison of the three months ended March 31, 2022 and 2021 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2022	2021	Change	%
Research and development expense:
Compensation expense	$7,125	$3,888	$3,237	83%
Direct research and development expense	822	630	192	30%
Professional fees	239	316	(77)	(24)%
Depreciation and amortization	114	53	61	115%
Other expenses	288	32	256	800%
Allocations	578	417	161	39%
Total	$9,166	$5,336	$3,830	72%

Research and development expense increased $3.8 million, or 72%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase in compensation expense was primarily due to an increase in headcount, including the addition of Decipher and HalioDx employees.

Selling and marketing

Comparison of the three months ended March 31, 2022 and 2021 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2022	2021	Change	%
Selling and marketing expense:
Compensation expense	$18,328	$12,157	$6,171	51%
Direct marketing expense	1,301	1,364	(63)	(5)%
Professional fees	455	712	(257)	(36)%
Other expenses	2,360	1,136	1,224	108%
Allocations	1,310	927	383	41%
Total	$23,754	$16,296	$7,458	46%

Selling and marketing expense increased $7.5 million, or 46%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase in compensation expense was primarily due to the addition of Decipher employees in March 2021, as well as HalioDx employees in August 2021. The increase in other expenses were primarily due to the addition of Decipher Biosciences, inclusive of travel and entertainment.

General and administrative

Comparison of the three months ended March 31, 2022 and 2021 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2022	2021	Change	%
General and administrative expense:
Compensation expense	$15,098	$32,352	$(17,254)	(53)%
Professional fees	4,962	13,242	(8,280)	(63)%
Occupancy expenses	1,511	745	766	103%
Depreciation and amortization	517	406	111	27%
Other expenses	1,983	1,644	339	21%
Allocations	(3,159)	(2,107)	(1,052)	50%
Total	$20,912	$46,282	$(25,370)	(55)%

General and administrative expense decreased by $25.4 million for the three months ended March 31, 2022, compared to the same period in 2021. This decrease is driven by expenses recognized in the three months ended March 31, 2021 related to the acquisition of Decipher Biosciences, including $25.1 million of stock-based compensation and $10.0 million of professional fees and other costs associated with the transaction. Following the acquisitions of Decipher Biosciences in March 2021 and HalioDx in August 2021, their operations contributed to an increase in general and administrative expenses of $7.7 million. The remaining $3.7 million increase was primarily due to annual compensation adjustments and investments in infrastructure. General and administrative expenses related to occupancy costs and information technology costs are allocated to general and administrative expense, selling and marketing expense, research and development expense, and cost of revenue based on the headcount and employee location.

Other income (loss), net

Other income (loss), net, increased $1.0 million for the three months ended March 31, 2022 compared to the same period in 2021, due to an increase of $0.9 million from operations in France related to the CIR during the period and an increase of $0.1 million of unrealized foreign currency gain (loss). The Company recognizes other income from the CIR over time based on when the research and development expenses are incurred.

Income tax benefit

We recorded an income tax benefit of $3,000 and $3.8 million for the three months ended March 31, 2022 and 2021, respectively. The income tax benefit for 2021 was primarily impacted by a discrete tax adjustment related to the release of certain valuation allowances on the Company's deferred tax assets upon recording of the deferred tax liabilities for the acquisition of Decipher Biosciences.

Liquidity and Capital Resources

From inception through March 31, 2022, we have been financed primarily through net proceeds from the sale of our equity securities. We have incurred net losses since our inception. For the three months ended March 31, 2022, we had a net loss of $14.5 million, and we expect to incur additional losses for the remainder of 2022 and potentially in future years. As of March 31, 2022, we had an accumulated deficit of $371.6 million.

We believe our existing cash and cash equivalents of $163.6 million as of March 31, 2022, and our revenue during the next 12 months, will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the filing date of this report. We expect that our near- and longer-term liquidity requirements will continue to consist of costs to run our laboratories, research and development expenses, selling and marketing expenses, general and administrative expenses, working capital, costs to service our Loan and Security Agreement (See Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information about our Loan and Security Agreement), capital expenditures, lease obligations and general corporate expenses associated with the growth of our business. However, we may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to generate revenue to finance our cash requirements, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. If we raise funds by issuing equity securities, dilution to stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, restrictions on our cash pursuant to the terms of our Loan and Security Agreement and other operating restrictions that could adversely affect our ability to conduct our business. Our Loan and Security Agreement imposes restrictions on our operations, increases our fixed payment obligations and has restrictive covenants. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third-party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives, or forgo potential acquisitions or investments. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to us.

Operating Leases

We lease office and laboratory facilities in South San Francisco and San Diego, California; Austin, Texas; Marseille, France; and Richmond, Virginia, and lease certain equipment under various non-cancelable lease agreements. The lease terms extend to October 2030 and contain extension of lease term and expansion options. As of March 31, 2022, the leases have a weighted average remaining lease term of 4.5 years and total future minimum lease payments of $20.0 million.

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

We may prepay the outstanding principal amount under the Term Loan plus accrued and unpaid interest and, if the Term Loan is repaid in full, a prepayment premium of $250,000. If the Loan and Security Agreement is terminated before maturity, then a termination fee equal to 1% of the Revolving Line of Credit, or $0.1 million, will be due. In addition, a final payment on the Term Loan in the amount of $1.2 million is due upon the earlier of the maturity date of the Term Loan or its payment in full. In 2019 and 2020, we prepaid $24.9 million and $0.1 million, respectively, of the principal amount of the Term Loan Advance, and did not incur any prepayment premium as we did not repay the Term Loan Advance in full. As of March 31, 2022, the principal balance outstanding was one dollar.

The Loan and Security Agreement contains customary representations, warranties, and events of default, as well as affirmative and negative covenants. As of March 31, 2022, we were in compliance with all such covenants.

Our obligations under the Loan and Security Agreement are secured by substantially all of our assets (excluding intellectual property), subject to certain customary exceptions.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021 (in thousands of dollars):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(8,872)	$(40,561)
Net cash used in investing activities	(2,453)	(575,607)
Net cash provided by financing activities	1,990	591,012

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2022 was $8.9 million. The net loss of $14.5 million includes non-cash charges of $6.6 million of stock-based compensation expense, $6.6 million of depreciation and amortization, which includes $5.5 million of intangible asset amortization, and non-cash lease expense of $0.6 million. Cash used as a result of changes in operating assets and liabilities was $8.4 million, primarily comprised of an increase in accounts receivable of $3.6 million, an increase in prepaid expense and other current assets of $2.1 million, an increase in supplies and inventory of $1.2 million, a decrease in accounts payable of $1.0 million, a decrease in operating lease liability of $0.6 million and a decrease in accrued liabilities and deferred revenue of $0.4 million, partially offset by a decrease in other assets of $0.5 million.

Cash used in operating activities for the three months ended March 31, 2021 was $40.6 million. The net loss of $41.9 million includes non-cash charges of $3.9 million of stock-based compensation expense, $2.6 million of depreciation and amortization, which includes $1.8 million of intangible asset amortization, non-cash lease expense of $0.3 million, $0.2 million expense for the revaluation of the contingent consideration related to the NanoString transaction and $3.8 million of deferred income taxes. Cash used as a result of changes in operating assets and liabilities was $1.9 million, primarily comprised of an increase in accounts receivable of $3.7 million and a decrease in operating lease liability of $0.4 million, partially offset by an increase in accounts payable of $1.9 million and an increase in accrued liabilities and deferred revenue of $0.2 million.

Cash Flows from Investing Activities

Cash used in investing activities, for the three months ended March 31, 2022, was $2.5 million for the acquisition of property and equipment.

Cash used in investing activities, for the three months ended March 31, 2021, was $575.6 million primarily for the acquisition of Decipher Biosciences on March 12, 2021.

Cash Flows from Financing Activities

Cash provided by financing activities, for the three months ended March 31, 2022, was $2.0 million, consisting of $3.5 million in proceeds from the exercise of options to purchase our common stock and the purchase of stock under our Employee Stock Purchase Plan, or ESPP, partially offset by $1.4 million in tax payments during the period related to the vesting of restricted stock units granted to employees.

Cash provided by financing activities, for the three months ended March 31, 2021, was $591.0 million, consisting of $593.8 million in net proceeds from the issuance of common stock in a public offering in February 2021, $4.0 million in proceeds from the exercise of options to purchase our common stock and purchase of stock under our ESPP, partially offset by $6.8 million in tax payments during the period related to the vesting of restricted stock units granted to employees.

Recent Accounting Pronouncements

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $163.6 million as of March 31, 2022 which consisted of bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited interim condensed financial statements.

Foreign Currency Risk

As of March 31, 2022 we held $10.9 million of bank deposits and time deposits denominated in Euros. Such Euro denominated deposits carry a degree of risk from changes in currency exchange rates as the gains or losses from changes in exchange rates are included in our net loss and comprehensive loss. As of March 31, 2022 a hypothetical 10% appreciation or depreciation of the U.S. dollar relative to the Euro would have increased or decreased our net loss by $1.1 million for three months ended March 31, 2022.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or operating results.

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

(b)Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout our Company. There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•The COVID-19 pandemic has had, and may continue to have, an adverse effect on our business, results of operations and financial condition.
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
•If our internal sales force is less successful than anticipated, our business expansion plans could suffer and our ability to generate revenue could be diminished.
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

We have incurred net losses since our inception. For the three months ended March 31, 2022, we had a net loss of $14 million and as of March 31, 2022, we had an accumulated deficit of $372 million. We expect to incur additional losses in the future, and we may never achieve revenue sufficient to offset our expenses. We expect to continue to devote substantially all of our resources to increase adoption of and reimbursement for our molecular diagnostic portfolio of tests, and the development of additional tests. We may never achieve or sustain profitability, and our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

Our financial results currently depend mainly on sales of our Afirma and Decipher Prostate tests, and we will need to generate sufficient revenue from these and our other diagnostic tests to grow our business.

Most of our revenue to date has been derived from the sale of our Afirma tests, which are used in the diagnosis of thyroid cancer. We also derive significant revenue from our Decipher urological tests. Over the next few years, we expect to continue to derive a substantial portion of our revenue from sales of our Afirma and Decipher tests. To date, we have derived a smaller portion of our revenue from our Prosigna, Percepta, Envisia, and Immunoscore tests. Once tests are clinically validated and commercially available for patient testing, we must continue to develop and publish evidence that our tests are informing clinical decisions in order for them to receive positive coverage decisions by payers. Without coverage policies, our tests may not be reimbursed and we will not be able to recognize revenue. We cannot guarantee that tests we commercialize will gain and maintain positive coverage decisions and therefore, we may never realize revenue from tests we commercialize. In addition, we are in various stages of research and development for other diagnostic tests that we may offer, but there can be no assurance that we will be able to identify other diseases that can be effectively addressed or, if we are able to identify such diseases, whether or when we will be able to successfully commercialize solutions for these diseases and obtain the evidence and coverage decisions from payers. If we are unable to increase sales and expand reimbursement for our Afirma, Decipher Prostate, Prosigna, Percepta, Envisia, Decipher Bladder, and Immunoscore tests, or develop and commercialize other tests, our revenue and our ability to achieve and sustain profitability would be impaired, and the market price of our common stock could decline.

If we are unable to grow sales of our portfolio of tests including Prosigna, Percepta, Envisia, Decipher Bladder, and Immunoscore, our business may suffer.

Although Prosigna, Percepta, Envisia, Decipher Bladder and Immunoscore have not contributed significant revenue to date, we expect them to grow and become an increasingly important component of our strategic focus, as well as our results of operations. We plan to introduce new tests going forward as well. There can be no assurance that physicians will request our new tests be performed in sufficient volumes for our revenue to meet our projections. Additionally, we anticipate expanding the reach of our tests to international markets through the distribution of the nCounter Analysis System; if our distribution of this platform is unsuccessful, or if our products are not widely adopted internationally, our business and results of operations may be adversely affected.

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

On March 1, 2015, CPT code 81545 for the Afirma GEC was issued. On January 1, 2018, the Medicare Clinical Laboratory Fee Schedule payment rate for the Afirma classifier increased from $3,220 to $3,600. This rate is based on the volume-weighted median of private payer payment rates made between January 1 and June 30, 2016, which we reported to the Centers for Medicare & Medicaid Services in 2017 as required under the Protecting Access to Medicare Act of 2014, or PAMA. In December 2019, through the Further Consolidated Appropriations Act of 2020, Congress delayed the next data reporting period from 2020 to 2021 for final payments made between January 1 and June 30, 2019, extending the applicability of the payment rates based on 2017 reporting by one year through December 31, 2021. In March 2020, through the CARES Act, Congress further delayed the next reporting period to 2022 for final payments made between January 1 and June 30, 2019, extending the applicability for the payment rates based on 2017 reporting through December 31, 2022. In December 2021, through the Protecting Medicare and American Farmers from Sequester Cuts Act, Congress further delayed the next reporting period to 2023. As a result of the transition from Afirma GEC to Afirma GSC, a new CPT Category I code (81546) was established for the Afirma classifier, effective January 1, 2021. This code went through the national payment determination process for Medicare in 2020, through which CMS priced 81546 at the same rate of $3,600 as 81545. Since the Afirma GSC code 81546 was newly issued in 2021, the first PAMA data collection period for 81546 under the current triennial data collection and reporting process would be January 2023 through June 2023. There is no guarantee that the Afirma GSC Medicare rate will not be negatively impacted starting in 2027 based on the reported weighted median of private commercial payers.

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

Few research and development projects result in commercial products, and success in early clinical studies often is not replicated in later studies. At any point, we may abandon development of new diagnostic tests, or we may be required to expend considerable resources repeating clinical studies, which would adversely impact the timing for generating potential revenue from those new diagnostic tests. In addition, as we develop diagnostic tests, we will have to make additional investments in our sales and marketing operations, which may be prematurely or unnecessarily incurred if the commercial launch of a test is abandoned or delayed. If a clinical validation study fails to demonstrate the prospectively defined endpoints of the study, we would likely abandon the development of the test or test feature that was the subject of the clinical study, which could harm our business.

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

If a strategy of seeking growth through acquisitions and collaborations is not successful, or if we do not successfully integrate companies or assets that we acquire into our business, our prospects and financial condition will suffer.

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

The COVID-19 pandemic has had, and may continue to have, an adverse effect on our business, results of operations and financial condition.

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
•Inability or delay of regulatory bodies to conduct inspections/surveys, review or clear/approve our regulatory filings and submissions, and perform other activities necessary for us to conduct our business.
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

In addition to the ACA, various healthcare reform proposals have also periodically emerged from federal and state governments. For example, in February 2012, Congress passed the Middle Class Tax Relief and Job Creation Act of 2012, which in part reset the clinical laboratory payment rates on the Medicare Clinical Laboratory Fee Schedule, or CLFS, by 2% in 2013. In addition, under the Budget Control Act of 2011, which is effective for dates of service on or after April 1, 2013, Medicare payments, including payments to clinical laboratories, are subject to a reduction of 2% due to the automatic expense reductions (sequester) until fiscal year 2024. In March 2020, Congress passed the CARES Act, which suspended the 2% reduction in Medicare fee-for-service payments from May 1, 2020 through December 31, 2020. To account for this temporary suspension, the legislation also extends the effect of sequestration by a year (now through fiscal year 2031). Reductions resulting from the Congressional sequester are applied to total claims payment made; however, they do not currently result in a rebasing of the negotiated or established Medicare or Medicaid reimbursement rates. In December 2020, Congress passed the Consolidated Appropriations Act of 2021, or CAA, which extended the suspension through March 31, 2021. Legislation enacted April 14, 2021 further extended the suspension through December 31, 2021. The Protecting Medicare and American Farmers from Sequester Cuts Act, enacted on December 10, 2021, extends the suspension through March 31, 2022, after which a 1.0% sequestration would apply for Medicare payments made between April 1, 2022 and June 30, 2022. The legislation also applies a 2.25% sequestration to Medicare payments made during the first six months of fiscal year 2030, and a 3% reduction to payments made during the last six months of fiscal year 2030.

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

PAMA includes a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenue from payments made under the CLFS and the Physician Fee Schedule would report on a triennial basis (or annually for ADLTs), private payer rates and volumes for their tests with specific CPT codes based on final payments made during a set data collection period (the first of which was January 1 through June 30, 2016). We believe that PAMA and its implementing regulations are generally favorable to us. We reported to CMS the data required under PAMA before the March 31, 2017 deadline. The new payment rate for the Afirma genomic classifier based on the volume-weighted median of private payer rates took effect January 1, 2018, increasing from $3,220 to $3,600 through December 31, 2020. In December 2019, through the Further Consolidated Appropriations Act of 2020, Congress delayed the next data reporting period from 2020 to 2021 for final payments made between January 1 and June 30, 2019, extending the applicability of the current rate for Afirma through December 31, 2021. In March 2020, through the CARES Act, Congress further delayed the next reporting period to 2022 for final payments made between January 1 and June 30, 2019, extending the applicability of the payment rates based on 2017 reporting through December 31, 2022. In December 2021, through the Protecting Medicare and American Farmers from Sequester Cuts Act, Congress further delayed the next reporting period to 2023. There can be no assurance that the payment rate for Afirma or Prosigna will not decrease in the future or that the payment rates for Afirma Xpression Atlas, Afirma MTC, Decipher Prostate Biopsy, Decipher Prostate RP, Percepta, Decipher Bladder or Immunoscore will not be adversely affected by the PAMA law and regulations.

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

In December 2020, in its enactment of the CAA, Congress enacted the No Surprises Act. This law, which takes effect January 1, 2022, prohibits an out-of-network provider from billing a patient at an amount in excess of the in-network cost sharing for services furnished with respect to a visit at certain in-network health-care facilities. The law establishes an independent dispute resolution process between the provider and the payer to determine the appropriate payment rate to the provider. As written, the No Surprises Act may apply to laboratory tests furnished by an independent laboratory with respect to a hospital visit. The law establishes a notice and consent exception that generally does not apply to laboratory tests, although it allows for the Secretary of the Department of Health and Human Services, or HHS, to apply the exception to certain advanced tests. HHS, the Department of Labor, and the Department of the Treasury in 2021 implemented the No Surprises Act through Interim Final Rules issued on July 1, 2021 and September 30, 2021. The No Surprises Act, and regulations and subregulatory guidance promulgated thereunder, could limit our ability to achieve payment in full for our testing services.

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

In October 2014, the FDA issued two draft guidance documents stating that the FDA intended to modify its policy of enforcement discretion with respect to LDTs in a risk-based manner consistent with the existing classification of medical devices. Although the FDA halted finalization of the guidance in November 2016 to allow for further public discussion on an appropriate oversight approach to LDTs and to give Congressional authorizing committees the opportunity to develop a legislative solution, it is unclear if Congress or the FDA will modify the current approach to the regulation of LDTs in a way that would subject our current or future services marketed as LDTs to the enforcement of FDA regulatory requirements. The FDA Commissioner and the Director of the Center for Devices and Radiological Health, or CDRH, have expressed significant concerns regarding disparities between some LDTs and in vitro diagnostics that have been reviewed, cleared, authorized or approved by the FDA. If the FDA were to determine that Afirma, Decipher Prostate Biopsy, Decipher Prostate RP, Percepta, Envisia, and Decipher Bladder classifiers, as well as Immunoscore, offered as LDTs are not within the scope of FDA's enforcement discretion policy for LDTs for any reason, including new rules, policies or guidance, or due to changes in statute, our tests may become subject to extensive FDA requirements, or our business may otherwise be adversely affected. If the FDA were to disagree with our LDT status or modify its approach to regulating LDTs, we could experience reduced revenue or increased costs, which could adversely affect our business, prospects, results of operations and financial condition.

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

In addition, changes in the way the European Union, or EU, regulates LDTs, or in-house tests, could result in additional expenses for offering our current and any future tests or possibly delay or suspend development, or commercialization of such tests. In the EU, LDTs are currently not included within the scope of the regulations that govern medical devices and in vitro diagnostic medical devices, or IVD MDs, under certain conditions, as set out in the EU In Vitro Diagnostic Medical Devices Directive (Directive 98/79/EC), or IVDD. However, the EU regulatory landscape is significantly changing and the EU Regulation (EU) 2017/746 of April 5, 2017, repealing the IVDD, referred to as the IVD Medical Devices Regulation, or IVDR, becomes applicable on May 26, 2022 (subject to certain transition provisions). Under the IVDR, the general safety and performance requirements set out in Annex I will also be applicable to devices manufactured and used only within health institutions, unless certain conditions are met. The exemptions provided under the IVDR for LDTs remain to be further interpreted and clarified but are narrower than under the IVDD. Further, the date of application of the relevant provisions to such tests that are not covered by the exemption are subject to transition provisions meaning the provisions will apply in May 2024 and May 2028. If our tests do not qualify for an exemption, we may be subject to the full application of the IVDR with respect to some or all of our existing, as well as future, tests, and we would be required to expend additional time and resources to complying with the requirements of the IVDR. Following Brexit, the IVDR will not be applicable in Great Britain (although it will apply in Northern Ireland), but the UK government is currently undertaking a consultation on the regime applicable to in vitro diagnostics in the UK, and it is anticipated that similar provisions will be introduced as under the IVDR.

If the FDA or foreign authorities were to require us to seek clearance, approval or certification for our existing tests that are not currently cleared, approved, or certified or any of our future products for clinical use, we may not be able to obtain such clearances, approvals or certifications on a timely basis, or at all. While we believe our Afirma, Decipher Prostate Biopsy, Decipher Prostate RP, Percepta, Envisia, and Decipher Bladder classifiers, as well as Immunoscore, would likely qualify for the “grandfathered” tests treatment, there can be no assurance of what the FDA might ultimately require if it issues a rule or if legislative reforms are enacted. If premarket reviews or certifications are required, our business could be negatively impacted if we are required to stop selling our products pending their clearance, approval or certification. In addition, the launch of any new products that we develop could be delayed by the implementation of future FDA or foreign regulations. The cost of complying with premarket review or certification requirements, including obtaining clinical data, could be significant. In addition, future regulation by the FDA or foreign authorities could subject our business to further regulatory risks and costs. Failure to comply with applicable regulatory requirements of the FDA or foreign authorities could result in enforcement action, including receiving untitled or warning letters, fines, injunctions, or civil or criminal penalties. Any such enforcement action would have a material adverse effect on our business, financial condition and operations. In addition, our sample collection containers are listed as Class I devices with the FDA. If the FDA were to determine that they are not Class I devices or otherwise not exempt from 510(k) clearance requirements, we would be required to file 510(k) premarket notifications and obtain FDA clearance to use the containers, which could be time consuming and expensive.

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

The FDA issued guidance titled "In Vitro Companion Diagnostic Devices" that defined an IVD companion diagnostic device as an in vitro diagnostic device that provides information that is essential for the safe and effective use of a corresponding therapeutic product. The use of an IVD companion diagnostic device with a therapeutic product is stipulated in the instructions for use in the labeling of both the diagnostic device and the corresponding therapeutic product, including the labeling of any generic equivalents of the therapeutic product. The FDA stated that an IVD companion diagnostic should be submitted for review and cleared or approved through an appropriate device submission contemporaneously with the review and approval of the therapeutic product to facilitate concurrent review. The FDA guidance also stated that while there may be cases when a companion diagnostic could come to market through the 510(k) pathway, the FDA expects that most companion diagnostics will be Class III devices. An IVD diagnostic device that is not a companion diagnostic device, because it is not essential for the safe and effective use of a corresponding therapeutic product, may still be beneficial for use with a therapeutic product, but may not be identified in the labeling of the therapeutic product. It is possible that revenue from a cleared or approved beneficial or complementary IVD diagnostic device may be less than revenue from a cleared or approved IVD companion diagnostic device.

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

Any marketing authorization we obtain for any future device product would be subject to regulatory requirements that would affect how we are able to market and sell the device. The FDC Act and FDA regulations place considerable requirements on our products, including, but not limited to, compliance with the quality system regulation, or QSR, establishment registration and product listing with the FDA, and compliance with labeling, marketing, complaint handling, medical device reporting requirements, and reporting certain corrections and removals. Obtaining FDA clearance or approval for diagnostics can be expensive and uncertain, generally may take several months to several years, and generally requires detailed and comprehensive scientific and clinical data, as well as compliance with FDA regulations for investigational devices. In addition, we have limited experience in obtaining PMA approval from the FDA and are therefore supplementing our operational capabilities to manage the more complex processes needed to obtain and maintain PMAs. Notwithstanding the expense, these efforts may never result in FDA clearance or approval. Even if we were to obtain marketing authorization, it may not be for the uses we believe are important or commercially attractive, in which case we would not market our product for those uses.

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

For most IVD MDs, the manufacturer currently can self-declare the conformity of its products with the essential requirements of the IVDD. For some types of IVDs listed in Annex II of the IVDD, a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. The notified body would typically audit and examine the product’s technical file and the manufacturer’s quality system (notified body must presume that quality systems which implement the relevant harmonized standards – which is ISO 13485:2016 for Quality Management Systems – conform to these requirements). If satisfied that the relevant product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE Mark to the device, which allows the device to be placed on the market throughout the EU. If we fail to remain in compliance with applicable EU laws and directives, we would be unable to continue to affix the CE mark to our products, which would prevent us from selling them within the EU and European Economic Area, or EEA (which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland).

The EU regulatory landscape concerning medical devices is significantly changing, and the new IVDR governing IVD MDs will become applicable on May 26, 2022 (subject to certain transitional provisions meaning that were such transitional provisions apply, the products can continue to be placed on the market under the IVDD for a certain period of time). The new requirements in the IVDR will have a significant effect on the way we conduct our business in the EU and the EEA. In particularly, substantially more IVDs will require the involvement of a notified body to be able to affix a CE Mark to the product, which may lead to delay in being able to place such products on the market.

Since January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, has become the sovereign regulatory authority responsible for the Great Britain (i.e., England, Wales and Scotland) medical device market according to the requirements provided in the Medical Devices Regulations 2002 (SI 2002 No 618, as amended). The UK regulation implemented the three pre-existing EU directives, including the IVDD. Following the end of the Brexit transitional period on January 1, 2021, new regulations require medical devices to be registered with the MHRA before being placed on the Great Britain market. The MHRA only registers devices where the manufacturer or their United Kingdom, or UK, Responsible Person has a registered place of business in the UK. Manufacturers based outside the UK will need to appoint a UK Responsible Person that has a registered place of business in the UK to register devices with the MHRA. By July 1, 2023, in Great Britain, all medical devices will require a UK Conformity Assessed, or UKCA, mark but CE marks issued by EU notified regulatory bodies will remain valid until this time. Manufacturers may choose to use the UKCA mark on a voluntary basis until June 30, 2023. However, UKCA marking will not be recognized in the EU.

An MHRA public consultation was opened until end of November 2021 on the post-Brexit regulatory framework for medical devices and diagnostics. The MHRA seeks to amend the UK Medical Devices Regulations 2002, in particular to create a new access pathway to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform IVD MD regulation, and foster sustainability through the reuse and remanufacture of medical devices. The regime is expected to come into force in July 2023, coinciding with the end of the acceptance period for EU CE marks in Great Britain, subject to appropriate transitional arrangements. The consultation indicated that the MHRA will publish guidance in relation to the changes to the regulatory framework and may rely more heavily on guidance to add flexibility to the regime.

Under the terms of the Northern Ireland Protocol of the Withdrawal Agreement between the EU and UK, Northern Ireland follows EU rules on medical devices, including the IVDR when applicable. Therefore, devices marketed in Northern Ireland will require assessment according to the EU regulatory regime. Such assessment may be conducted by an EU notified body, in which case a CE mark is required before placing the device on the market in the EU or Northern Ireland. Alternatively, if a UK notified body conducts such assessment, a ‘UKNI’ mark is applied and the device may only be placed on the market in Northern Ireland and not the EU.

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

On April 5, 2017, the IVDR was adopted to establish a modernized and more robust EU legislative framework, with the aim of ensuring better protection of public health and patient safety. Unlike directives, the IVDR does not need to be transposed into national law and therefore reduces the risk of discrepancies in interpretation across the different European markets. The IVDR increases the regulatory requirements applicable to IVD MDs in the EU and would require that we re-classify and obtain new certificates of conformity for our existing CE-marked IVD MDs by May 25, 2022, unless a transitional provision applies to the product, meaning that where such transitional provisions apply, the products can continue to be placed on the market under the IVDD for a certain period of time.

The IVDR will not be implemented in Great Britain, and the previous legislation that implemented the IVDD, the Medical Devices Regulations 2002 (SI 2002 No 618, as amended), applies. For the time being, the regulatory regime for medical devices and IVD MDs in Great Britain (England, Scotland and Wales) continues to be based on the requirements derived from current EU legislation. Subject to the outcome of the MHRA public consultation on the post-Brexit regulatory framework for medical devices and diagnostics, the UK may choose to retain regulatory flexibility or align with the EU Medical Devices Regulation and the IVDR going forward. EU CE markings will continue to be recognized in the UK, and certificates issued by EU-registered notified regulatory bodies will be valid in the UK, until June 30, 2023. For medical devices, including IVD MDs, placed on the market in Great Britain after this period, the UKCA marking will be mandatory. In contrast, UKCA marking and certificates issued by UK notified regulatory bodies are not recognized on the EU market. The rules for placing medical devices on the Northern Ireland market differ from those in Great Britain, and the IVDR will apply in Northern Ireland. These modifications may have an effect on the way we intend to conduct our business in these countries.

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

In the EU, there is currently no legal definition or classification system for companion diagnostics. Companion diagnostics are deemed to be IVD MDs, governed by the IVDD, and are required to conform with the essential requirements of the IVDD. The conformity assessment varies according to the type of IVD MD. As there is currently no classification system for companion diagnostics, the conformity assessment varies depending on the companion diagnostics’ characteristics and they will be either subject to a conformity assessment by a notified body or to a self-assessment by the manufacturer (without the intervention of a notified body). The regulation of companion diagnostics will be subject to further requirements once the IVDR will become applicable on May 26, 2022, although under the relevant transitional provision, the relevant requirements will be applicable to companion diagnostics in May 2026. The IVDR introduces a new classification system for companion diagnostics which are now specifically defined as a device which is essential for the safe and effective use of a corresponding medicinal product to: (a) identify, before and/or during treatment, patients who are most likely to benefit from the corresponding medicinal product; or (b) identify, before and/or during treatment, patients likely to be at increased risk of serious adverse reactions as a result of treatment with the corresponding medicinal product. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue a certificate of conformity, the notified body will have to seek a scientific opinion from the European Medicines Agency or the relevant national competent authority on the suitability of the companion diagnostic to the medicinal product concerned.

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

Certain of our products are regulated as IVD MDs, including Prosigna and the nCounter Analysis System. Accordingly, we and certain of our contract manufacturers are subject to ongoing International Organization for Standardization, or ISO, obligations as well as requirements under CLIA and state laboratory quality statutes and regulations, the FDC Act and related FDA regulations, and other statutory and regulatory requirements enforced by other government authorities. These may include routine inspections by notified bodies, FDA, CMS, and other health authorities, of our manufacturing facilities and our records for compliance with standards such as ISO 13485 and the QSR, which establish extensive requirements for quality assurance and control as well as manufacturing and change control procedures, among other things. These inspections may include the manufacturing facilities of any suppliers. In the event that a supplier fails to maintain compliance with regulatory or our quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result. We are also subject to other regulatory obligations, such as registration of our company offices and facilities and the listing of our devices with the FDA; continued adverse event and malfunction reporting; reporting certain corrections and removals; and labeling and promotional requirements.

The IVDR increases the regulatory requirements applicable to in vitro diagnostics in the EU and would require that we re-classify and obtain new certificates of conformity for our existing CE-marked IVD products by May 25, 2022, unless a transitional provision applies to the product. Failure to secure these re-certifications in time will halt our ability to commercialize our products in relevant countries. Currently our tests that require recertification are Prosigna and Immunoscore. Moreover, complying with the stricter regulatory requirements of the IVDR, including with respect to clinical evaluation requirements, quality systems, and post-market surveillance, may require us to incur significant expenditures. Failure to meet these requirements could adversely impact our business in the EU and EEA and other regions that tie their product registrations or regulations to the EU requirements.

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

The EU IVDR will not be implemented in Great Britain, and the previous legislation that implemented the IVDD, the Medical Devices Regulations 2002 (SI 2002 No 618, as amended), applies. Therefore, the regulatory regime for medical devices in Great Britain (England, Scotland and Wales) will continue to be based on the requirements derived from current EU legislation, and the UK is currently conducting a consultation on the medical device regime, including whether to align with the EU Medical Devices Regulation going forward. EU CE markings will continue to be recognized in the UK, and certificates issued by EU-registered notified regulatory bodies will be valid in the UK, until June 30, 2023. For medical devices placed on the market in Great Britain after this period, the UKCA marking will be mandatory. In contrast, UKCA marking and certificates issued by UK notified regulatory bodies are not recognized on the EU market. The rules for placing medical devices on the Northern Ireland market differ from those in Great Britain, and the EU IVDR will apply in Northern Ireland. These modifications may have an effect on the way we intend to conduct our business in these countries.

We may also be subject to additional FDA or foreign regulatory authority post-marketing obligations or requirements by the FDA or foreign regulatory authority to change our current product classifications which would impose additional regulatory obligations on us. For example, FDA has issued a proposed rule to revise the QSR to more closely align with ISO 13485:2016 but that also includes proposed clarifications and additional definitions and requirements. The promotional claims we can make for Prosigna are limited to the indications for use in the United States as cleared by the FDA or outside the United States as authorized or certified by the applicable regulatory authority. If we are not able to maintain regulatory compliance, we may not be permitted to market our medical device products and/or may be subject to enforcement actions by the FDA or other governmental authorities such as the issuance of warning or untitled letters, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution. In addition, we may be subject to similar regulatory regimes of foreign jurisdictions as we continue to commercialize our products in new markets outside of the United States and Europe. Adverse notified body, EU competent authority or FDA or global regulatory authority action in any of these areas could significantly increase our expenses and limit our revenue and profitability.

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

We have experienced significant changes in our senior management team, and the loss of one or more of our executive officers, or any inability to attract and retain highly-skilled employees and other key personnel could adversely affect our business.

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

CPT codes can change over time. When codes change, there is a risk of an error being made in the claim adjudication process. These errors can occur with claims submission, third-party transmission or in the processing of the claim by the payer. Claim adjudication errors may result in a delay in payment processing or a reduction in the amount of the payment received. Coding changes, therefore, may have an adverse effect on our total revenue. Even when we receive a designated CPT code specific to our tests, there can be no assurance that payers will recognize these codes in a timely manner or that the process of transitioning to such a code and updating their billing systems and ours will not result in errors, delays in payments and a related increase in accounts receivable balances.

As we introduce new tests, we will need to add new codes to our billing process as well as our financial reporting systems. Failure or delays in effecting these changes in external billing and internal systems and processes could negatively affect our collection rates, revenue and cost of collecting.

Correct coding is subject to the coding policies of the American Medical Association CPT Editorial Panel, or AMA CPT. With respect to claims submitted to Medicare and Medicaid, it is also subject to coding policies developed through the National Correct Coding Initiative, or NCCI. Other payers may develop their own payer-specific coding policies. The broader coding policies of the AMA CPT, NCCI, and other payers are subject to change. For instance, the NCCI adopted an update to its Coding Policy Manual effective January 1, 2019, to limit instances when multiple codes may be billed for molecular pathology testing. Although the NCCI appears to have moderated this change in its updates effective January 1, 2020, such coding policy changes may negatively affect our total revenue and cash flow.

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

If our internal sales force is less successful than anticipated, our business expansion plans could suffer and our ability to generate revenue could be diminished. In addition, we have limited history selling our molecular diagnostics tests on a direct basis and our limited history makes forecasting difficult.

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

Our operations are subject to other extensive federal, state, local, and foreign laws and regulations, all of which are subject to change. These laws and regulations currently include, among others:

•the Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which established comprehensive federal standards with respect to the privacy and security of protected health information and requirements for the use of certain standardized electronic transactions, and amendments made to those standards in 2013 pursuant to the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, which strengthened and expanded HIPAA privacy and security compliance requirements, increased penalties for violators, extended enforcement authority to state attorneys general, and imposed new requirements for breach notification;

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

•the Federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transfer of remuneration to a Medicare or state health-care program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health-care program, unless an exception applies;

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

•the No Surprises Act and its implementing regulations (effective January 1, 2022), which prohibit an out-of-network provider from billing a patient at an amount in excess of the in-network cost sharing for services furnished with respect to a visit at certain in-network health-care facilities, as well as various state laws restricting balance billing of patients;

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

In recent years U.S. Attorneys’ Offices have increased scrutiny of the healthcare industry, as have Congress, the Department of Justice, the Department of Health and Human Services’ Office of the Inspector General and the Department of Defense. These bodies have all issued subpoenas and other requests for information to conduct investigations of, and commenced civil and criminal litigation against, healthcare companies based on financial arrangements with health-care providers, regulatory compliance, product promotional practices and documentation, and coding and billing practices. Whistleblowers have filed numerous qui tam lawsuits against healthcare companies under the federal and state False Claims Acts in recent years, in part because the whistleblower can receive a portion of the government’s recovery under such suits.

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

Our business strategy includes international expansion in select countries and may include developing and maintaining physician outreach and education capabilities outside of the United States, establishing agreements with laboratories, and expanding our relationships with international payers. In 2021, we acquired HalioDx, an immuno-oncology diagnostics company that is based in Marseille, France, and operates globally. Doing business internationally involves a number of risks, including:

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

•natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, including COVID-19, boycotts, curtailment of trade and other business restrictions (including as a result of the conflict in Ukraine); and

•regulatory and compliance risks that relate to maintaining accurate information and control over activities that may fall within the purview of the Foreign Corrupt Practices Act of 1977, including both its books and records provisions and its anti-bribery provisions.

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

War, terrorism, geopolitical uncertainties, including any developments or consequences of the conflict in Ukraine or related sanctions, trade restrictions, public health issues, natural disasters and other catastrophic events may cause damage or disruption to the economy and commerce on a global, regional or country-specific basis, and could disrupt supply or delivery of, or demand for, our products. For example, the COVID-19 outbreak has had, and we expect will continue to have, a negative effect on consumer confidence and spending, and other impacts, which could adversely affect our business.

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

In the ordinary course of our business, we and our third-party service providers collect and store sensitive data, including legally protected health information, other personally identifiable information, credit card information, intellectual property, and our proprietary business and financial information. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems and cloud-based data center systems. We face a number of risks related to our protection of, and our service providers’ protection of, this critical information, including loss of access, inappropriate disclosure and inappropriate access, as well as risks associated with our ability to identify and audit such events. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems during the COVID-19 pandemic, could compromise our ability to protect sensitive information and prevent business interference, which could harm our ability to conduct business and/or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition.

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or otherwise breached due to employee error, malfeasance or other activities. While we are not currently aware of any such attack or breach having occurred, if such event were to occur and cause interruptions in our operations, our networks would be compromised and the information we store on those networks could potentially be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability, and penalties under federal, state, and international laws and regulations that protect the privacy and security of personal information, such as the HIPAA regulations and the EU General Data Protection Regulation, or GDPR. Unauthorized access, loss or dissemination of such data also could disrupt our operations, including our ability to process tests, provide test results, bill payers or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process, and prepare company financial information, provide information about our tests and other patient and physician education and outreach efforts through our website, and manage the administrative aspects of our business, any of which could adversely affect our business, including by materially damaging our reputation.

In addition, the interpretation and application of consumer, health-related and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory, and in flux. It is possible that these laws may be interpreted and enforced in a manner that we have not anticipated in designing our practices and compliance policies. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. Certain health-related and data protection requirements have been modified under section 319 of the Public Health Service Act during the Public Health Emergency, or PHE, first declared January 31, 2020, which was most recently extended effective July 20, 2021. We cannot predict when the PHE declaration will be lifted. In addition, we are subject to various state laws, including the California Consumer Privacy Act, or CCPA, which, among other things, requires covered companies to provide disclosures to California consumers concerning the collection and sale of personal information, and gives such consumers the right to opt out of certain sales of personal information. Amendments to the CCPA have been made since its enactment in 2018, and it remains unclear what, if any, further amendments will be made to this legislation or how it will be interpreted. We cannot yet predict the impact of the CCPA or similar laws on our business or operations, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

The CCPA established individual privacy rights for California consumers and places increased privacy and data security obligations on entities handling personal information of consumers or households. The CCPA was amended several times after its enactment, most recently by the California Privacy Rights Act, or the CPRA, which, as of its effective date of January 1, 2023, gives California residents expanded privacy rights, including the right to opt out of certain personal information sharing, the use of “sensitive personal information,” and the use of personal information for automated decision-making or targeted advertising. The CCPA and CPRA provide for civil penalties and a private right of action for data breaches that is expected to increase data breach litigation. The CCPA and CPRA may increase our compliance costs and potential liability. Following the lead of California, three other states, Colorado, Utah, and Virginia have each enacted laws similar to the CCPA/CPRA and other states, such as New York, Virginia, Washington, Illinois, and Nebraska, are considering enacting privacy laws as well. The multiple layers of privacy law within the United States could increase our potential liability, increase our compliance costs, and adversely affect our business.

Other countries outside of the United States and Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency and restricting cross-border data transfer, which could increase the cost and complexity of delivering our services and operating our business. For example, Brazil recently enacted the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais or LGPD) (Law No. 13,709/2018), and effective November 1, 2021 was China’s Personal Information Protection Law (个人信息保护法, PIPL), both of which broadly regulate the processing of personal information and impose compliance obligations and penalties comparable to those of the GDPR.

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

We might not have been the first to make the inventions covered by each of our pending patent applications and we might not have been the first to file patent applications for these inventions. To determine the priority of these inventions, we may have to participate in interference proceedings, derivation proceedings, or other post-grant proceedings declared by the U.S. Patent and Trademark Office that could result in substantial cost to us. No assurance can be given that other patent applications will not have priority over our patent applications. In addition, the patent laws of the United States allow for various post-grant opposition proceedings, and their outcome can be difficult to predict. Furthermore, if third parties bring these proceedings against our patents, we could experience significant costs and management distraction.

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
•We may not successfully integrate the acquired businesses as planned (including, for example, systems integration), there could be unanticipated adverse impacts on the acquired businesses, or we may otherwise not realize the expected return on our investments, which could adversely affect our business or operating results and potentially cause impairment to assets that we record as a part of an acquisition including intangible assets and goodwill;
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

Changes in the value of the relevant currencies may affect the cost of certain items required in our operations and contractual agreements. Changes in currency exchange rates may also affect the relative prices at which we are able to sell products in the same market. Our revenue from international customers may be negatively impacted as increases in the U.S. dollar relative to our international customers local currency could make our products more expensive, impacting our ability to compete. Our costs of materials from international suppliers may increase if, in order to continue doing business with us, they raise their prices as the value of the U.S. dollar decreases relative to their local currency. Foreign policies and actions regarding currency valuation could result in actions by the United States and other countries to offset the effects of such fluctuations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ITEM 6.  EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1#	Offer Letter, dated as of February 2, 2021, between Tina S. Nova and the Registrant					X
10.2#	Change of Control and Severance Agreement, effective February 2, 2021, between Tina S. Nova and the Registrant					X
10.3#	Offer Letter, dated as of February 7, 2022, between Annie McGuire and the Registrant					X
10.4#	Change of Control and Severance Agreement, effective February 28, 2022, between Annie McGuire and the Registrant					X
10.5#	Transition and Separation Agreement, effective February 21, 2022, between Beverly Jane Alley and the Registrant					X
10.6#	Amended and Restated Employment Agreement, dated as of April 20, 2022, between Bonnie Anderson and the Registrant					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)	X

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.
#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 3, 2022

VERACYTE, INC.

By:	/s/ Rebecca Chambers
Rebecca Chambers Chief Financial Officer