Form 10-Q
period 2022-06-30
VERACYTE, INC.
filed 2022-08-03
CIK 1384101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
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

As of July 28, 2022, there were 71,575,918 shares of common stock, par value $0.001 per share, outstanding.

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

•our expectations regarding total revenue and total test volume;
•our expectations with respect to our future research and development, general and administrative and selling and marketing expenses and our anticipated uses of our funds;
•the impact of the COVID-19 pandemic on our business and the U.S. and global economy;
•our ability to continue to successfully integrate HalioDx, Decipher Biosciences, and the assets acquired from NanoString Technologies, Inc. into our business;
•our ability to deploy the nCounter Analysis System successfully and run all of our tests on this platform worldwide;
•our expectations regarding our biopharma partnerships;
•our anticipated cash needs and our estimates regarding our capital requirements and profitability;
•the impact of the conflict in Ukraine, supply chain disruptions, inflation and foreign exchange fluctuations, and market volatility resulting from the above, on our business;
•our ability to maintain Medicare and commercial payer coverage for each of our tests;
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

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements-(Unaudited)

VERACYTE, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$153,447	$173,197
Short-term investments	10,551	3,964
Accounts receivable	40,448	41,461
Supplies and inventory	14,600	11,225
Prepaid expenses and other current assets	15,999	13,255
Total current assets	235,045	243,102
Property and equipment, net	17,188	15,098
Right-of-use assets, operating leases	14,816	16,043
Intangible assets, net	184,367	202,731
Goodwill	690,040	707,904
Restricted cash	749	749
Other assets	1,993	2,198
Total assets	$1,144,198	$1,187,825
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,328	$12,360
Accrued liabilities	33,565	39,475
Current portion of long-term debt	1,133	1,127
Current portion of deferred revenue	4,193	4,646
Current portion of acquisition-related contingent consideration	5,998	2,682
Current portion of operating lease liabilities	3,930	3,630
Current portion of other liabilities	198	231
Total current liabilities	59,345	64,151
Deferred revenue, net of current portion	—	343
Deferred tax liabilities	4,605	5,592
Acquisition-related contingent consideration, net of current portion	2,358	5,722
Operating lease liabilities, net of current portion	12,529	14,096
Other liabilities	1,210	1,407
Total liabilities	80,047	91,311
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 71,558,534 and 71,123,108 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	72	71
Additional paid-in capital	1,483,279	1,468,683
Accumulated deficit	(381,150)	(357,157)
Accumulated other comprehensive loss	(38,050)	(15,083)
Total stockholders’ equity	1,064,151	1,096,514
Total liabilities and stockholders’ equity	$1,144,198	$1,187,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
 Condensed Consolidated Statements of Operations
 (Unaudited)
 (In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Testing revenue	$59,718	$50,793	$115,698	$83,871
Product revenue	3,108	2,688	6,087	5,747
Biopharmaceutical and other revenue	10,038	1,624	18,862	2,190
Total revenue	72,864	55,105	140,647	91,808
Operating expenses:
Cost of testing revenue	18,584	15,589	36,107	26,421
Cost of product revenue	1,646	1,323	3,221	2,813
Cost of biopharmaceutical and other revenue	4,800	560	9,415	641
Research and development	9,377	6,249	18,543	11,585
Selling and marketing	24,001	19,662	47,755	35,958
General and administrative	19,798	15,473	40,710	61,755
Intangible asset amortization	5,391	3,723	10,877	5,524
Total operating expenses	83,597	62,579	166,628	144,697
Loss from operations	(10,733)	(7,474)	(25,981)	(52,889)
Other income (loss), net	1,086	(1,716)	1,870	(1,964)
Loss before income taxes	(9,647)	(9,190)	(24,111)	(54,853)
Income tax benefit	(115)	(152)	(118)	(3,947)
Net loss	$(9,532)	$(9,038)	$(23,993)	$(50,906)
Net loss per common share, basic and diluted	$(0.13)	$(0.13)	$(0.34)	$(0.78)
Shares used to compute net loss per common share, basic and diluted	71,476,966	67,316,065	71,354,002	65,334,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
 Condensed Consolidated Statements of Comprehensive Loss
 (Unaudited)
 (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(9,532)	$(9,038)	$(23,993)	$(50,906)
Other comprehensive loss:
Change in currency translation adjustments	(17,369)	—	(22,967)	—

Net comprehensive loss	$(26,901)	$(9,038)	$(46,960)	$(50,906)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2022	71,433	$71	$1,477,418	$(371,618)	$(20,681)	$1,085,190
Issuance of common stock on exercise of stock options and vesting of restricted stock units	126	1	340	—	—	341
Tax portion of vested restricted stock units	—	—	(418)	—	—	(418)
Stock-based compensation expense (employee)	—	—	5,414	—	—	5,414
Stock-based compensation expense (ESPP)	—	—	525	—	—	525
Net loss	—	—	—	(9,532)	—	(9,532)
Comprehensive loss	—	—	—	—	(17,369)	(17,369)
Balance at June 30, 2022	71,559	$72	$1,483,279	$(381,150)	$(38,050)	$1,064,151

Balance at December 31, 2021	71,123	$71	$1,468,683	$(357,157)	$(15,083)	$1,096,514
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	354	1	1,762	—	—	1,763
Issuance of common stock under employee stock purchase plan (ESPP)	82	—	2,115	—	—	2,115
Tax portion of vested restricted stock units	—	—	(1,865)	—	—	(1,865)
Stock-based compensation expense (employee)	—	—	11,644	—	—	11,644
Stock-based compensation expense (non-employee)	—	—	11	—	—	11
Stock-based compensation expense (ESPP)	—	—	929	—	—	929
Net loss	—	—	—	(23,993)	—	(23,993)
Comprehensive loss	—	—	—	—	(22,967)	(22,967)
Balance at June 30, 2022	71,559	$72	$1,483,279	$(381,150)	$(38,050)	$1,064,151

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2021	67,236	$67	$1,297,626	$(323,462)	$—	$974,231
Issuance of common stock on exercise of stock options and vesting of restricted stock units	236	—	2,630	—	—	2,630
Tax portion of vested restricted stock units	—	—	(710)	—	—	(710)
Stock-based compensation expense (employee)	—	—	3,671	—	—	3,671
Stock-based compensation expense (non-employee)	—	—	14	—	—	14
Stock-based compensation expense (ESPP)	—	—	379	—	—	379
Net loss	—	—	—	(9,038)	—	(9,038)
Balance at June 30, 2021	67,472	$67	$1,303,610	$(332,500)	$—	$971,177

Balance at December 31, 2020	58,201	$58	$702,768	$(281,594)	$—	$421,232
Sale of common stock in a public offering, net of offering costs of $38,677	8,547	9	593,812	—	—	593,821
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	675	—	5,436	—	—	5,436
Issuance of common stock under ESPP	49	—	1,159	—	—	1,159
Tax portion of vested restricted stock units	—	—	(7,484)	—	—	(7,484)
Stock-based compensation expense (employee)	—	—	7,328	—	—	7,328
Stock-based compensation expense (non-employee)	—	—	30	—	—	30
Stock-based compensation expense (ESPP)	—	—	561	—	—	561
Net loss	—	—	—	(50,906)	—	(50,906)
Balance at June 30, 2021	67,472	$67	$1,303,610	$(332,500)	$—	$971,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(23,993)	$(50,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,048	7,050
Stock-based compensation	12,584	7,919
Benefit from income taxes	(118)	(3,947)
Interest on end-of-term debt obligation	107	107
Noncash lease expense	1,638	885
Revaluation of acquisition-related contingent consideration	(48)	247
Effect of foreign currency on operations	716	1,866
Impairment of intangible assets	3,318	—
Changes in operating assets and liabilities:
Accounts receivable	(2,936)	(6,713)
Supplies and inventory	(3,654)	(375)
Prepaid expenses and other current assets	(1,830)	(1,288)
Other assets	284	(30)
Operating lease liabilities	(1,680)	(1,017)
Accounts payable	(1,373)	2,758
Accrued liabilities and deferred revenue	(5,298)	4,770
Net cash used in operating activities	(9,235)	(38,674)
Investing activities
Acquisition of Decipher Biosciences, net of cash acquired	—	(574,411)
Purchase of short-term investments	(8,972)	—
Proceeds from maturity of short-term investments	2,175	—
Proceeds from sale of equity securities	—	3,000
Purchases of property and equipment	(4,963)	(2,723)
Net cash used in investing activities	(11,760)	(574,134)
Financing activities
Proceeds from the issuance of common stock in a public offering, net of issuance costs	—	593,821
Payment of long-term debt	(97)	—
Payment of taxes on vested restricted stock units	(1,865)	(7,484)
Proceeds from the exercise of common stock options and employee stock purchases	3,877	6,595
Net cash provided by financing activities	1,915	592,932
Decrease in cash, cash equivalents and restricted cash	(19,080)	(19,876)
Effect of foreign currency on cash, cash equivalents and restricted cash	(670)	(1,797)
Net decrease in cash, cash equivalents and restricted cash	(19,750)	(21,673)
Cash, cash equivalents and restricted cash at beginning of period	173,946	349,967
Cash, cash equivalents and restricted cash at end of period	$154,196	$328,294
Supplementary cash flow information:
Purchases of property and equipment included in accounts payable and accrued liability	$69	$1,019
Interest paid on debt	$—	$9
Cash paid for tax	$64	$—
Cash, Cash Equivalents and Restricted Cash:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$153,447	$173,197
Restricted cash	749	749
Total cash, cash equivalents and restricted cash	$154,196	$173,946

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

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021, the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2022 and 2021, the condensed consolidated statements of stockholders' equity for the three and six months ended June 30, 2022 and 2021, and the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results, stockholders' equity and cash

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2021 has been derived from audited financial statements. The results for the three and six months ended June 30, 2022 are not indicative of the results expected for the full year or any other period. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company operates in one segment.

The accompanying interim period condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Reclassifications

Certain prior period balances have been reclassified to conform to current period presentation of the Company’s condensed consolidated financial statements and accompanying notes. Such reclassifications have no effect on previously reported results of operations, accumulated deficit, subtotals of operating, investing or financing cash flows or consolidated balance sheet totals; however, for the period December 31, 2021, the Company reclassified $4.0 million of prepaid expenses and other current assets to short-term investments in the condensed consolidated balance sheets.

Use of Estimates

The preparation of unaudited interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates include: revenue recognition; the useful lives of property and equipment; the recoverability of long-lived assets; the incremental borrowing rate for leases; accounting for acquisitions; the estimation of the fair value of intangible assets and contingent consideration; stock based compensation; income tax uncertainties, including a valuation allowance for deferred tax assets; credit related losses on investments; and allowance for credit losses and contingencies. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and assumptions.

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

Through June 30, 2022, most of the Company’s revenue has been derived from the sale of Decipher and Afirma testing. To date, Decipher and Afirma testing have been delivered primarily to physicians in the United States.

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
The Company is also subject to credit risk from its accounts receivable related to its sales. Credit risk for accounts receivable from testing revenue is incorporated in testing revenue accrual rates as the Company assesses historical collection rates and current developments to determine accrual rates and amounts the Company will ultimately collect. The Company generally does not perform evaluations of customers’ financial condition for testing revenue and generally does not require collateral. The Company assesses credit risk and the amount of accounts receivable the Company will ultimately collect for product, biopharmaceutical and other revenue based on collection history, current developments and credit worthiness of the customer. The estimate of credit losses is not material at June 30, 2022.

The Company’s third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Medicare	30%	34%	30%	31%
UnitedHealthcare	10%	10%	10%	10%
	40%	44%	40%	41%

As of June 30, 2022 and December 31, 2021, the balances of accounts receivable from Medicare were 16% and 12%, respectively.

Cash and Cash Equivalents

The Company considers demand deposits in a bank, money market funds and highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Short-Term Investments

The Company's short-term investments consist of U.S. treasury securities and time deposits with a bank with maturities at the time of purchase that were between 90 days and one year. The Company classifies these investments as held-to-maturity debt securities, which are reported at amortized cost. Discounts or premiums from the purchase of the securities are recognized as a component of interest income in other income (loss), net in the condensed consolidated statements of operations. Investments are initially recorded net of an allowance for expected credit losses, if any, which are remeasured each period and any impairments are recognized as an expense. Unrealized gains and losses are not recognized in income. As of both June 30, 2022 and December 31, 2021, no allowances for expected credit losses had been recorded and there have been no impairment or credit losses on the Company's short term investments.

Restricted Cash

The Company had deposits of $0.7 million included in long-term assets as of both June 30, 2022 and December 31, 2021, restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the Company's leases.

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

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
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

The Company has changed its revenue estimates due to actual and anticipated cash collections for tests delivered in prior quarters and recognized immaterial changes in revenue, loss from operations and basic and diluted net loss per share for the three and six months ended June 30, 2022 and 2021.

Product Revenue

The Company's products consist of the Prosigna breast cancer assay, the nCounter Analysis System and related diagnostic kits. Product revenue from diagnostic kits is generally recognized upon shipment. Product revenue from instruments is generally recognized when the instrument is ready for use by the end customer. Shipping and handling costs incurred for product shipments are included in product revenue. Revenue is presented net of the taxes that are collected from customers and remitted to governmental authorities.

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

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
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

Accounts receivable from biopharmaceutical and other revenue was $9.0 million at June 30, 2022 and $11.6 million at December 31, 2021. There was $3.9 million and $5.0 million of deferred revenue related to these agreements at June 30, 2022 and December 31, 2021, respectively. Revenue included in biopharmaceutical and other revenue for the three and six months ended June 30, 2022 and 2021 was as follows (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Biopharmaceutical revenue	$7,407	$1,624	$14,452	$2,190
Contract manufacturing and testing	2,631	—	4,410	—
Total	$10,038	$1,624	$18,862	$2,190

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

Pension Liability

The Company offers a defined benefit pension plan to certain non-U.S. employees of its Veracyte SAS subsidiary. As of June 30, 2022 and December 31, 2021, the total pension obligation was $0.9 million and $1.1 million, respectively, and is included in other liabilities on the condensed consolidated balance sheets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shares of common stock subject to outstanding options	3,955,687	3,842,026	3,830,368	3,893,173
Employee stock purchase plan	66,289	21,423	49,831	18,919
Restricted stock units	2,070,624	896,965	1,835,904	891,803
Total common stock equivalents	6,092,600	4,760,414	5,716,103	4,803,895

3. Balance Sheet Components

Goodwill

Goodwill was $690.0 million and $707.9 million as of June 30, 2022 and December 31, 2021, respectively. The change in the carrying amounts of goodwill during six months ended June 30, 2022 were due to foreign currency translation and measurement period adjustments. The Company has not recorded any impairment related to goodwill.

Intangible Assets, Net

Intangible assets include finite-lived product technology, customer relationships, licenses and trade names and indefinite-lived in-process research and development. Intangible assets consisted of the following (in thousands of dollars):

	June 30, 2022			December 31, 2021			Weighted Average Amortization Period (Years)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Percepta product technology	$16,000	$(7,733)	$8,267	$16,000	$(7,200)	$8,800	8
Prosigna product technology	4,120	(710)	3,410	4,120	(572)	3,548	12
Prosigna customer relationships	2,430	(1,256)	1,174	2,430	(1,013)	1,417	2
nCounter Dx license	46,880	(8,074)	38,806	46,880	(6,511)	40,369	12
LymphMark product technology	990	(365)	625	990	(295)	695	4
Decipher product technology	90,000	(11,734)	78,266	90,000	(7,234)	82,766	9
Decipher trade names	4,000	(1,043)	2,957	4,000	(643)	3,357	4
HalioDx developed technology	38,714	(3,830)	34,884	45,640	(1,877)	43,763	9
HalioDx customer relationships	4,485	(720)	3,765	4,870	(352)	4,518	6
HalioDx customer backlog	6,362	(1,449)	4,913	6,908	(710)	6,198	3
Total finite-lived intangibles	213,981	(36,914)	177,067	221,838	(26,407)	195,431	9.1
In-process research and development	7,300	—	7,300	7,300	—	7,300
Total intangible assets	$221,281	$(36,914)	$184,367	$229,138	$(26,407)	$202,731

During the three months end June 30, 2022, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with management’s decision to cease commercialization efforts related to the Company’s stand-alone Immunoscore Colon Dx commercial offering. As a result, the Company reviewed the long-lived assets for impairment and recorded a $3.3 million impairment charge associated with its HalioDx Immunoscore Colon Dx developed technology finite lived intangible asset. The impairment is recorded within general and administrative expense on the condensed consolidated statement of operations for the three and six months ended June 30, 2022. The impairment was assessed under an income approach estimating forecasted discounted cash flows. This method is consistent with the methods the Company employed in prior periods to value other long-lived assets.

Amortization of the finite-lived intangible assets is recognized on a straight-line basis. Amortization expense of $5.4 million and $3.7 million was recognized for the three months ended June 30, 2022 and 2021, respectively, and expense of $10.9 million and $5.5 million was recognized for the six months ended June 30, 2022 and 2021, respectively.
The estimated future aggregate amortization expense as of June 30, 2022 is as follows (in thousands of dollars):

Year Ending December 31,	Amounts
2022 remainder of year	$10,556
2023	21,112
2024	21,072
2025	19,972
2026	18,167
Thereafter	86,188
Total	$177,067

Supplies and Inventory

As of June 30, 2022 and December 31, 2021, supplies and inventory consisted of $10.2 million and $8.2 million, respectively, of lab supplies and reagents consumed in the performance of testing services, and $4.4 million and $3.0 million, respectively, of inventory related to raw materials consumed in contract manufacturing process as well as finished diagnostic kits sourced from third parties related to product sales.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands of dollars):

	June 30, 2022	December 31, 2021
Accrued compensation expenses	$26,863	$30,792
Accrued other	6,702	8,683
Total accrued liabilities	$33,565	$39,475

4. Business Combinations

HalioDx

On August 2, 2021, the Company acquired 100% of the equity interests (the "HalioDx Acquisition") of HalioDx SAS and 100% of the equity interest of HalioDx Inc., historically a wholly-owned subsidiary of HalioDx SAS, (collectively referred to as “HalioDx”). The HalioDx Acquisition gave the Company the capabilities and expertise to manufacture its own IVD test kits for use on the nCounter Analysis System. The acquisition also deepened the Company's scientific expertise and capabilities in the rapidly growing area of immuno-oncology, further strengthening its offerings for biopharmaceutical and other partners. The consideration to acquire HalioDx was $319.6 million, composed of $147.1 million in the form of 3.3 million shares of the Company’s common stock based on the Company's share price on the closing date, $4.2 million in liabilities, and the remainder in cash.

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

The Company's purchase price allocation for the HalioDx Acquisition is preliminary and subject to revision as additional information about the fair value of the assets and liabilities becomes available. The fair values assigned to tangible and intangible assets acquired, and liabilities assumed, are based on management’s estimates and assumptions and may be subject to change as additional information is received. Primary areas that are not yet finalized are related to certain income tax items, intangible assets, other assets, commitments and contingencies and goodwill. Additional information that existed as of the closing date but not known at the time of this filing may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the closing date.

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

The measurement period concluded in March 2022, and no adjustments were recorded during the six months ended June 30, 2022.

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

5. Fair Value Measurements

The Company records certain of its financial assets and liabilities at fair value. The accounting guidance for fair value provides a framework for measuring fair value and clarifies the definition of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

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

The carrying amounts of certain financial instruments of the Company, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The fair value of the Company’s financial assets includes money market funds and deposits for leases of the Company's facilities. Money market funds, included in cash and cash equivalents in the accompanying condensed consolidated balance sheets, were $133.4 million and $159.2 million as of June 30, 2022 and December 31, 2021, respectively, and are Level I assets as described above. The deposits for the leases, included in restricted cash, were $0.7 million as of both June 30, 2022 and December 31, 2021 and are a Level I assets as described above. There were no transfers between Levels 1, 2 or 3 for the three and six months ended June 30, 2022, and 2021.

On December 3, 2019, the Company acquired from NanoString the exclusive global diagnostics license to the nCounter Analysis System, the Prosigna breast cancer prognostic gene signature assay, and the LymphMark lymphoma subtyping assay. Pursuant to the terms of the agreement, Veracyte paid NanoString $40.0 million in cash and $10.0 million in Veracyte common stock, and may pay up to an additional $10.0 million in cash, contingent upon the commercial launch of Veracyte diagnostic tests for use on the platform. This contingency was valued at $6.1 million as of the acquisition date and is remeasured to fair value at each reporting date until the contingent consideration is settled. As of June 30, 2022 and December 31, 2021, this contingency was remeasured to $8.4 million and $8.4 million, respectively, with the corresponding changes included in general and administrative expense in the Company's condensed consolidated statements of operations. For the three months ended June 30, 2022, and 2021 a reversal of expense of $0.1 million and an expense of $0.1 million, respectively, were recorded in general and administrative expense for the changes in carrying value. For the six months ended June 30, 2022, and 2021 expenses of zero and $0.2 million, respectively, were recorded. As of June 30, 2022, the achievement of two of the milestones is forecasted to occur within the next 12 months. As a result, $6.0 million of the contingent consideration is included in short term liabilities at June 30, 2022. The fair value of the contingent consideration includes inputs that are not observable in the market and thus represents a Level III financial liability. The estimation of the fair value of the contingent consideration is based on the present value of the expected payments calculated by assessing the likelihood of when the related milestones would be achieved and estimating the Company's borrowing rate. These estimates form the basis for making judgments about the carrying value of the contingent consideration that are not readily apparent from other sources. Changes to the forecasts for the achievement of the milestones and the borrowing rate can significantly affect the estimated fair value of the contingent consideration. As of June 30, 2022 and December 31, 2021, the Company calculated the estimated fair value of the milestones using the following significant unobservable inputs:

	Value or Range (Weighted-Average)
Unobservable input	June 30, 2022	December 31, 2021
Discount rate	9.0%	5.9%
Probability of achievement	80% - 100% (94%)	80% - 100% (94%)

Short-Term Investments Held-to-Maturity

The Company's short-term investments consist of U.S. treasury securities and time deposits with a bank with maturities at the time of purchase that were between 90 days and one year. The Company classifies these investments as held-to-maturity debt securities, which are reported at amortized cost, and are Level II assets as described above. As of June 30, 2022 and December 31, 2021, short-term investments were recorded at amortized cost of $10.6 million and $4.0 million, respectively, and had fair values of approximately $10.5 million and $4.0 million, respectively. As of June 30, 2022 and December 31, 2021, gross unrealized losses on short-term investments were insignificant.

6. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory facilities in South San Francisco and San Diego, California, Austin, Texas, Marseille, France, and Richmond, Virginia, and leases certain equipment under various non-cancelable lease agreements. The lease terms extend to October 2030 and contain extension of lease terms and expansion options. The leases have a weighted average remaining lease term of 4.3 years as of June 30, 2022. The Company had deposits of $0.7 million included in long-term

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
assets as of both June 30, 2022, and December 31, 2021 restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the leases.

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

Future minimum lease payments under non-cancelable operating leases as of June 30, 2022 are as follows (in thousands of dollars):

Year Ending December 31,	Amounts
Remainder of 2022	$2,315
2023	4,687
2024	4,433
2025	4,480
2026	1,395
Thereafter	1,546
Total future minimum lease payments	18,856
Less: amount representing interest	2,397
Present value of future lease payments	16,459
Less: short-term lease liabilities	3,930
Long-term lease liabilities	$12,529

The Company recognizes operating lease expense on a straight-line basis over the non-cancelable lease period. The following table summarizes operating lease expense and cash paid for amounts included in the measurement of lease liabilities (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease expense	$1,113	$902	$2,167	$1,477
Cash paid for amounts included in the measurement of lease liabilities	$1,144	$919	$2,212	$1,507

The company has leased laboratory equipment under various financing leases. The total right-of-use assets and total financing lease liabilities for these financing leases were each $0.5 million as of June 30, 2022, and are included in property and equipment, net and other liabilities in the accompanying condensed consolidated balance sheets. As of December 31, 2021, the total right-of-use assets and total financing lease liabilities for these financing leases were $0.7 million and $0.6 million, respectively.

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

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
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

7. Debt

Loan and Security Agreement

On November 3, 2017, the Company entered into a loan and security agreement, or Loan and Security Agreement, with Silicon Valley Bank. The Loan and Security Agreement allows the Company to borrow up to $35.0 million, with a $25.0 million advance term loan, or Term Loan Advance, and a revolving line of credit of up to $10.0 million, or Revolving Line of Credit. The Company had not drawn on the Revolving Line of Credit as of June 30, 2022. Borrowings under the Loan and Security Agreement mature on October 1, 2022. Amounts may be borrowed and repaid under the Revolving Line of Credit up until the earliest of full repayment or maturity of the Loan and Security Agreement, termination of the Loan and Security Agreement, or October 1, 2022.

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

In addition, a final payment on the Term Loan Advance in the amount of $1.2 million is due upon the earlier of the maturity date of the Term Loan Advance or its payment in full. The Loan and Security Agreement contains customary representations, warranties, and events of default, as well as affirmative and negative covenants. As of June 30, 2022, the Company was in compliance with the loan covenants. The Company’s obligations under the Loan and Security Agreement are secured by substantially all of its assets (excluding intellectual property), subject to certain customary exceptions.

The debt obligation for borrowings made under the Loan and Security Agreement was as follows (in thousands of dollars):

	June 30, 2022	December 31, 2021
Debt principal	$—	$—
End-of-term debt obligation	1,133	1,026
Total debt obligation	$1,133	$1,026

As of June 30, 2022, the principal balance outstanding was one dollar. Future principal and end-of-term debt obligation payments under the Loan and Security Agreement are $1.2 million and due in October 2022. As of June 30, 2022 and December 31, 2021, the accrued interest payable under the Loan and Security Agreement was immaterial.

The end-of-term debt obligation accretes over the term of the Loan and Security Agreement until maturity and is included in interest expense in the Company's condensed consolidated statements of operations.

8. Stockholders’ Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows:

	June 30, 2022	December 31, 2021
Stock options and restricted stock units issued and outstanding	5,821,901	4,892,164
Stock options and restricted stock units available for grant under stock option plans	5,979,959	4,418,364
Common stock available for the Employee Stock Purchase Plan	1,408,296	1,490,130
Total	13,210,156	10,800,658

9. Components of Other Income (Loss)

Other income (loss), net consists of the following (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
French research tax credits	$936	$—	$1,827	$—
Interest income	212	29	251	73
Interest expense	(70)	(63)	(132)	(116)
Loss on currency revaluation	(365)	(1,682)	(465)	(1,921)
Other	373	—	389	—
	$1,086	$(1,716)	$1,870	$(1,964)

10. Income Taxes

The Company recorded income tax benefits of $0.1 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $0.1 million and $3.9 million for the six months ended June 30, 2022 and 2021, respectively. The income tax benefit for 2021 was primarily impacted by a discrete tax adjustment related to the release of certain valuation allowances on the Company's deferred tax assets upon recording of the deferred tax liabilities for the acquisition of Decipher Biosciences.

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
In addition to making our tests available in the United States through our central laboratories, our exclusive license for diagnostic rights to the nCounter Analysis System positions us to deliver our tests to patients worldwide through laboratories and hospitals that can perform the tests locally.
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
We serve global markets with two complementary and inter-related models. In the United States, we offer laboratory developed tests, or LDTs, which we perform in our centralized, CLIA-certified laboratories in South San Francisco and San Diego, California, and Richmond, Virginia, supported by our cytopathology expertise in our Austin, Texas CLIA lab. In addition, outside of the United States, we intend to offer our tests as in vitro diagnostic, or IVD, tests that run on the nCounter Analysis System by laboratories that perform them for physicians and their patients locally. We believe our broad menu of advanced diagnostic tests, combined with our ability to deliver them globally, uniquely positions us in the diagnostics sector.
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
In August 2021, we acquired HalioDx, giving us the capabilities and expertise to manufacture our own IVD test kits for use on the nCounter Analysis System. The acquisition also deepened our scientific expertise and capabilities in the rapidly growing area of immuno-oncology, further strengthening our offerings for biopharmaceutical and other partners.

Impact of COVID-19

We believe the COVID-19 outbreak, including its numerous variants, has impacted our total test volumes primarily during 2020 and 2021. Our customers, third-party contract manufacturers, carriers, suppliers and collaboration partners have been affected by the closure of hospitals, doctors' offices, manufacturing sites, or country borders, among other measures put in place around the world. Layoffs, furloughs and unplanned loss of staff (due to vaccination status or other reasons) in the medical industry and otherwise during the pandemic have had, and will continue to have, negative impacts on the demand for and supply of medical care and diagnostic tests, which affects the frequency with which tests are ordered, and the ability of doctors and hospitals to administer such tests. Further the inability to travel and conduct face-to-face meetings can also make it more difficult to expand utilization of our products into new geographies and to drive awareness of our products.

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

The rapid increase in daily COVID-19 testing consumes reagents and supplies otherwise available to diagnostic testing companies like ours across the United States. When not limited by the expiration date of products, and when we feel it reasonable and feasible to do so, we are taking steps to manage our level of stock reserves, develop alternative sources of supply and implement procedures to mitigate the impact on our supply chain and ability to process samples in our laboratories. Though we are in regular contact with our key suppliers, we do not have, nor expect to have, the necessary insight into our vendors’ supply chain issues that we may need to know to effectively mitigate the impact to our business. Though we attempt to mitigate the impact to our business, these interruptions in manufacturing (including the sourcing of reagents or supplies) may negatively impact our total test volumes or levels of revenue.

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

Reported Total Test Volume

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

Continued Adoption of and Reimbursement for our Products

Revenue growth depends on our ability to secure coverage decisions, achieve broader reimbursement at increased levels from third-party payers, expand our base of prescribing physicians and increase our penetration in existing accounts. Because some payers consider our products experimental and investigational, we may not receive payment for tests and payments we receive may not be at acceptable levels. We expect our revenue growth to increase if more payers make a positive coverage decision and as payers enter into contracts with us, which should enhance our revenue and cash collections. Our sales teams are aligned under our general manager-based structure to focus on specific products and global markets. If we are unable to expand the base of prescribing physicians and penetration within these accounts at an acceptable rate, or if we are not able to execute our strategy for increasing reimbursement and associated collections, we may not be able to effectively increase our revenue. We expect to continue to see pressure from payers to limit the utilization of tests, generally, and we believe more payers are deploying cost containment tactics, such as pre-authorization, reduction of the payer portion of reimbursement and employing laboratory benefit managers to reduce utilization rates.

Integrating Acquired Assets and Advancing our Collaborations

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

Revenue growth from our biopharmaceutical and IVD contract manufacturing partners depends on our ability to deliver services, information and/or achieve milestones.

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

Timing of Our Research and Development Expenses

We deploy state-of-the-art and costly genomic technologies in our biomarker discovery experiments, and our spending on these technologies may vary substantially from quarter to quarter. We also spend a significant amount on activities to secure clinical trial results in support of our testing and product development portfolio and on-market tests, as well as clinical validation and utilization studies. The timing of these research and development activities is difficult to predict, as is the timing of sample acquisitions. If a substantial number of clinical samples are acquired in a given quarter or if a high-cost experiment is conducted in one quarter versus the next, the timing of these expenses can affect our financial results. We conduct clinical studies to validate our new products, as well as on-going clinical studies to further the published evidence to support our commercialized tests. As these studies are initiated, start-up costs for each site can be significant and concentrated in a specific quarter. Spending on research and development, for both experiments and studies, may vary significantly by quarter depending on the timing of these various expenses.

Financial Overview

Revenue

Through June 30, 2022, we had derived most of our revenue from the sale of the Decipher urologic tests and Afirma, delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of cash collection from the third-party payer and individual patients. Third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Medicare	30%	34%	30%	31%
UnitedHealthcare	10%	10%	10%	10%
	40%	44%	40%	41%

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

Cost of Biopharmaceutical and Other Revenue

Our cost of biopharmaceutical and other revenue are the costs of performing activities under arrangements that require us to perform research and development, commercialization, contract manufacturing and development, and contract testing services on behalf of a customer. This cost is mainly composed of compensation expense, laboratory supplies and pass-through costs.

Research and Development

Research and development expenses include expenses incurred to develop our technology, collect clinical samples and conduct clinical studies to develop and support our products and pipeline. These expenses consist of compensation expenses, direct research and development expenses such as laboratory supplies and costs associated with setting up and conducting clinical studies at domestic and international sites, professional fees, depreciation and amortization, other miscellaneous expenses and allocation of facility and information technology expenses. We expense all research and development costs in the periods in which they are incurred. We expect to incur significant research and development expenses as we continue to invest in research and development activities related to developing additional products and evaluating various platforms. We incurred a majority of our research and development expenses in support of our pipeline products in 2021 and in the six months ended June 30, 2022. Going forward, we are investing in the development of our pipeline products, including required clinical studies, the development of current tests for the nCounter instrument and the transition of manufacturing to our Veracyte SAS facility.

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

General and Administrative

General and administrative expenses include compensation expenses for executive officers and administrative, billing and client service personnel, professional fees for legal and audit services, occupancy costs, depreciation and amortization, and other expenses such as information technology and miscellaneous expenses, offset by allocation of facility and information technology expenses to other functions. General and administrative expenses include costs related to the acquisitions of Decipher Biosciences and HalioDx, which were included in general and administrative compensation expense and professional fees. We expect general and administrative expenses to continue to increase as we build our infrastructure to scale revenue, and to stabilize thereafter.

Intangible Asset Amortization

Our finite-lived intangible assets, acquired in business combinations, are being amortized over 4 to 15 years, using the straight-line method. Amortization expense is expected to be approximately $21.1 million per year through 2024 and decrease thereafter.

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

Results of Operations

Comparison of the three and six months ended June 30, 2022 and 2021 (in thousands of dollars, except percentages and test volume):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%	2022	2021	Change	%
Revenue:
Testing revenue	$59,718	$50,793	$8,925	18%	$115,698	$83,871	$31,827	38%
Product revenue	3,108	2,688	420	16%	6,087	5,747	340	6%
Biopharmaceutical and other revenue	10,038	1,624	8,414	518%	18,862	2,190	16,672	761%
Total revenue	72,864	55,105	17,759	32%	140,647	91,808	48,839	53%
Operating expense:
Cost of testing revenue	18,584	15,589	2,995	19%	36,107	26,421	9,686	37%
Cost of product revenue	1,646	1,323	323	24%	3,221	2,813	408	15%
Cost of biopharmaceutical and other revenue	4,800	560	4,240	757%	9,415	641	8,774	1369%
Research and development	9,377	6,249	3,128	50%	18,543	11,585	6,958	60%
Selling and marketing	24,001	19,662	4,339	22%	47,755	35,958	11,797	33%
General and administrative	19,798	15,473	4,325	28%	40,710	61,755	(21,045)	(34)%
Intangible asset amortization	5,391	3,723	1,668	45%	10,877	5,524	5,353	97%
Total operating expenses	83,597	62,579	21,018	34%	166,628	144,697	21,931	15%
Loss from operations	(10,733)	(7,474)	(3,259)	44%	(25,981)	(52,889)	26,908	(51)%
Other income (loss), net	1,086	(1,716)	2,802	(163)%	1,870	(1,964)	3,834	(195)%
Loss before income taxes	(9,647)	(9,190)	(457)	5%	(24,111)	(54,853)	30,742	(56)%
Income tax benefit	(115)	(152)	37	(24)%	(118)	(3,947)	3,829	(97)%
Net loss	$(9,532)	$(9,038)	$(494)	5%	$(23,993)	$(50,906)	$26,913	(53)%
Other Operating Data:
Diagnostic tests reported	22,622	18,982	3,640	19%	43,661	31,285	12,376	40%
Product tests sold	2,282	1,874	408	22%	4,488	4,008	480	12%
Total test volume	24,904	20,856	4,048	19%	48,149	35,293	12,856	36%

Depreciation and amortization expense	$6,491	$4,500	$1,991	44%	$13,048	$7,050	$5,998	85%
Stock-based compensation expense	$6,125	$4,064	$2,061	51%	$12,980	$7,919	$5,061	64%

Revenue

Revenue increased $17.8 million for the three months ended June 30, 2022 compared to the same period in 2021. This was primarily due to a $8.9 million increase in testing revenue driven by a 19% volume increase in our diagnostic tests, as well as an $8.4 million increase in our Biopharmaceutical and other revenue. Testing revenue and tests reported for the three months ended June 30, 2022 increased primarily due to continued adoption of our Decipher and Afirma tests. Product revenue increased $0.4 million for the three months ended June 30, 2022 compared to same period in 2021, as volume growth was partially offset by a decline in currency exchange rates. Biopharmaceutical and other revenue primarily increased for the three months ended June 30, 2022 driven primarily by the contribution of the HalioDx acquisition.

Revenue increased $48.8 million for the six months ended June 30, 2022 compared to the same period in 2021. This was primarily due to a $31.8 million increase in testing revenue driven by a 40% volume increase in our diagnostic tests, as well as a $16.7 million increase in our Biopharmaceutical and other revenue. Testing revenue and tests reported for the six months ended June 30, 2022 increased primarily due to the addition of the Decipher urology tests following our acquisition of Decipher Biosciences on March 12, 2021, which contributed $30.7 million to the increase in testing revenue during the six months ended June 30, 2022. Product revenue increased $0.3 million for the six months ended June 30, 2022 compared to same period in 2021, primarily driven by volume growth partially offset by a decline in currency exchange rates. Biopharmaceutical and other revenue primarily increased for the six months ended June 30, 2022 driven primarily by the contribution of the HalioDx acquisition.

Cost of revenue

Comparison of the three and six months ended June 30, 2022 and 2021 is as follows (in thousands of dollars, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%	2022	2021	Change	%
Cost of testing revenue:
Laboratory costs	$9,568	$8,960	$608	7%	$18,297	$14,712	$3,585	24%
Sample collection costs	2,478	1,445	1,033	71%	4,446	2,653	1,793	68%
Compensation expense	4,252	2,935	1,317	45%	8,217	5,270	2,947	56%
License fees and royalties	(406)	189	(595)	(315)%	(27)	253	(280)	(111)%
Depreciation and amortization	327	267	60	22%	655	538	117	22%
Other expenses	860	622	238	38%	1,801	1,060	741	70%
Allocations	1,505	1,171	334	29%	2,718	1,935	783	40%
Total	$18,584	$15,589	$2,995	19%	$36,107	$26,421	$9,686	37%
Cost of product revenue:
Product costs	$1,267	$1,062	$205	19%	$2,473	$2,257	$216	10%
License fees and royalties	275	242	33	14%	549	518	31	6%
Depreciation and amortization	32	19	13	68%	51	38	13	34%
Other expenses	53	—	53	NM	120	—	120	NM
Allocations	19	—	19	NM	28	—	28	NM
Total	$1,646	$1,323	$323	24%	$3,221	$2,813	$408	15%
Cost of biopharmaceutical and other revenue:
Compensation expense	$2,541	$54	$2,487	4,606%	$4,878	$92	$4,786	5,202%
License fees and royalties	45	—	45	NM	71	—	71	NM
Depreciation and amortization	83	—	83	NM	177	—	177	NM
Other expenses	2,083	506	1,577	312%	4,192	549	3,643	664%
Allocations	48	—	48	NM	97	—	97	NM
Total	$4,800	$560	$4,240	757%	$9,415	$641	$8,774	1,369%

Cost of testing revenue increased $3.0 million for the three months ended June 30, 2022 compared to the same period in 2021. The increase for cost of testing is related to increased volume in testing, primarily related to Decipher.

Cost of testing revenue increased $9.7 million for the six months ended June 30, 2022 compared to the same period in 2021. Following the acquisition of Decipher Biosciences in March 2021, its operations are included in cost of testing revenue and contributed approximately $5.0 million to the increase for the six months ended June 30, 2022. The remaining increase for cost of testing is related to increased volume in testing, primarily related to Afirma.

Cost of product revenue is related to sales of Prosigna. Cost of product revenue increased $0.3 million, or 24%, for the three months ended June 30, 2022 compared to the same period in 2021, primarily due to a 22% increase in product tests sold.

Cost of product revenue increased $0.4 million, or 15%, for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to a 12% increase in product tests sold.

Cost of biopharmaceutical and other revenue includes labor costs incurred by our employees working on customer projects, laboratory supplies and pass-through expenses incurred on these projects. Cost of biopharmaceutical and other revenue includes the operations of HalioDx following its acquisition on August 2, 2021, which contributed approximately $4.4 million of cost of revenue for the three months ended June 30, 2022 and $8.8 million for the six months ended June 30, 2022.

Research and development

Comparison of the three and six months ended June 30, 2022 and 2021 is as follows (in thousands of dollars, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%	2022	2021	Change	%
Research and development expense:
Compensation expense	$6,569	$4,554	$2,015	44%	$13,694	$8,442	$5,252	62%
Direct research and development expense	1,226	828	398	48%	2,048	1,459	589	40%
Professional fees	429	187	242	129%	668	503	165	33%
Depreciation and amortization	121	67	54	81%	235	120	115	96%
Other expenses	346	67	279	416%	634	99	535	540%
Allocations	686	546	140	26%	1,264	962	302	31%
Total	$9,377	$6,249	$3,128	50%	$18,543	$11,585	$6,958	60%

Research and development expense increased $3.1 million, or 50%, for the three months ended June 30, 2022 compared to the same period in 2021. The operations of HalioDx are included in research and development expense and contributed approximately $2.2 million to the increase for the three months ended June 30, 2022. The remaining increase is primarily due to expense related to headcount and annual compensation increases.

Research and development expense increased $7.0 million, or 60%, for the six months ended June 30, 2022 compared to the same period in 2021. The increase in compensation expense was primarily due to an increase in headcount, including $5.4 million related to the acquisitions of Decipher Biosciences and HalioDx.

Selling and marketing

Comparison of the three and six months ended June 30, 2022 and 2021 is as follows (in thousands of dollars, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%	2022	2021	Change	%
Selling and marketing expense:
Compensation expense	$17,261	$13,459	$3,802	28%	$35,589	$25,615	$9,974	39%
Direct marketing expense	1,720	2,689	(969)	(36)%	3,021	4,054	(1,033)	(25)%
Professional fees	537	671	(134)	(20)%	992	1,383	(391)	(28)%
Other expenses	3,107	1,802	1,305	72%	5,467	2,938	2,529	86%
Allocations	1,376	1,041	335	32%	2,686	1,968	718	36%
Total	$24,001	$19,662	$4,339	22%	$47,755	$35,958	$11,797	33%

Selling and marketing expense increased $4.3 million, or 22%, for the three months ended June 30, 2022 compared to the same period in 2021. The increase in compensation expense was primarily due to the addition of HalioDx employees in August 2021. The increase in other expenses were primarily due to increased travel and entertainment expense given limited travel in the prior year.

Selling and marketing expense increased $11.8 million, or 33%, for the six months ended June 30, 2022 compared to the same period in 2021. The increase in compensation expense was primarily due to the addition of Decipher employees in March 2021, as well as HalioDx employees in August 2021. The increase in other expenses were primarily due to the addition of Decipher Biosciences along with increased travel and entertainment.

General and administrative

Comparison of the three and six months ended June 30, 2022 and 2021 is as follows (in thousands of dollars, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%	2022	2021	Change	%
General and administrative expense:
Compensation expense	$11,592	$8,383	$3,209	38%	$26,690	$40,736	$(14,046)	(34)%
Professional fees	4,617	6,469	(1,852)	(29)%	9,579	19,711	(10,132)	(51)%
Occupancy expenses	1,481	1,374	107	8%	2,992	2,119	873	41%
Depreciation and amortization	535	424	111	26%	1,051	830	221	27%
Other expenses	5,207	1,581	3,626	229%	7,191	3,224	3,967	123%
Allocations	(3,634)	(2,758)	(876)	32%	(6,793)	(4,865)	(1,928)	40%
Total	$19,798	$15,473	$4,325	28%	$40,710	$61,755	$(21,045)	(34)%

General and administrative expense increased by $4.3 million for the three months ended June 30, 2022, compared to the same period in 2021. During the three months ended June 30, 2022, we recorded expense of $3.3 million related to the impairment of an intangible asset. The remaining increase was driven primarily in compensation related to the acquisition of HalioDx in August 2021, headcount additions and annual compensation adjustments which was partially offset by the reduction in professional fees associated with acquisition related charges in the prior year. General and administrative expenses related to occupancy costs and information technology costs are allocated to general and administrative expense, selling and marketing expense, research and development expense, and cost of revenue based on the headcount and employee location.

General and administrative expense decreased by $21.0 million for the six months ended June 30, 2022, compared to the same period in 2021. This decrease is driven by expenses recognized in the six months ended June 30, 2021 related to the acquisition of Decipher Biosciences, including $25.1 million of stock-based compensation and $10.6 million of professional fees and other costs associated with the transaction. Following the acquisitions of Decipher Biosciences in March 2021 and

HalioDx in August 2021, their operations contributed to an increase in general and administrative expenses of $6.9 million. Additionally, we recorded expense of $3.3 million in the six months ended June 30, 2022 related to the impairment of an intangible asset. The remaining $4.4 million increase was primarily due to annual compensation adjustments and investments in infrastructure.

Other income (loss), net

Other income (loss), net, increased $2.8 million for the three months ended June 30, 2022 compared to the same period in 2021, due to an increase of $0.9 million from operations in France related to the CIR during the period and an increase of $1.3 million of unrealized foreign currency loss. The Company recognizes other income from the CIR over time based on when the research and development expenses are incurred.

Other income (loss), net, increased $3.8 million for the six months ended June 30, 2022 compared to the same period in 2021, due to an increase of $1.8 million from operations in France related to the CIR during the period and an increase of $1.5 million of unrealized foreign currency loss.

Income tax benefit

We recorded income tax benefits of $0.1 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $0.1 million and $3.9 million for the six months ended June 30, 2022 and 2021, respectively. The income tax benefit for 2021 was primarily impacted by a discrete tax adjustment related to the release of certain valuation allowances on the Company's deferred tax assets upon recording of the deferred tax liabilities for the acquisition of Decipher Biosciences.

Liquidity and Capital Resources

From inception through June 30, 2022, we have been financed primarily through net proceeds from the sale of our equity securities. We have incurred net losses since our inception. For the six months ended June 30, 2022, we had a net loss of $24.0 million, and we expect to incur additional losses for the remainder of 2022 and potentially in future years. As of June 30, 2022, we had an accumulated deficit of $381.2 million.

We believe our existing cash and cash equivalents and short-term investments of $164.0 million as of June 30, 2022, and our revenue during the next 12 months, will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the filing date of this report. We expect that our near- and longer-term liquidity requirements will continue to consist of costs to run our laboratories, research and development expenses, selling and marketing expenses, general and administrative expenses, working capital, costs to service our Loan and Security Agreement (See Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information about our Loan and Security Agreement), capital expenditures, lease obligations and general corporate expenses associated with the growth of our business. However, we may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to generate revenue to finance our cash requirements, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. If we raise funds by issuing equity securities, dilution to stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, restrictions on our cash pursuant to the terms of our Loan and Security Agreement and other operating restrictions that could adversely affect our ability to conduct our business. Our Loan and Security Agreement imposes restrictions on our operations, increases our fixed payment obligations and has restrictive covenants. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third-party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives, or forgo potential acquisitions or investments. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to us.

Operating Leases

We lease office and laboratory facilities in South San Francisco and San Diego, California; Austin, Texas; Marseille, France; and Richmond, Virginia, and lease certain equipment under various non-cancelable lease agreements. The lease terms extend to October 2030 and contain extension of lease term and expansion options. As of June 30, 2022, the leases have a weighted average remaining lease term of 4.3 years and total future minimum lease payments of $18.9 million.

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

The Loan and Security Agreement matures on October 1, 2022. As of June 30, 2022, the principal balance outstanding was one dollar.

The Loan and Security Agreement contains customary representations, warranties, and events of default, as well as affirmative and negative covenants. As of June 30, 2022, we were in compliance with all such covenants.

Our obligations under the Loan and Security Agreement are secured by substantially all of our assets (excluding intellectual property), subject to certain customary exceptions.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021 (in thousands of dollars):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(9,235)	$(38,674)
Net cash used in investing activities	(11,760)	(574,134)
Net cash provided by financing activities	1,915	592,932

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2022 was $9.2 million. The net loss of $24.0 million includes non-cash charges of $12.6 million of stock-based compensation expense, $13.0 million of depreciation and amortization, which includes $10.9 million of intangible asset amortization, and non-cash lease expense of $1.6 million. Cash used as a result of changes in operating assets and liabilities was $16.5 million, primarily comprising a decrease in accrued liabilities and deferred revenue of $5.3 million, an increase in supplies and inventory of $3.7 million, an increase in accounts receivable of $2.9 million, an increase in prepaid expense and other current assets of $1.8 million and a $2.1 million impact from other working capital accounts.

Cash used in operating activities for the six months ended June 30, 2021 was $38.7 million. The net loss of $50.9 million includes non-cash charges of $7.9 million of stock-based compensation expense, $7.1 million of depreciation and amortization, which includes $5.5 million of intangible asset amortization, noncash lease expense of $0.9 million, a $0.2 million expense for the revaluation of the contingent consideration related to the NanoString transaction and $3.9 million of deferred income taxes. Cash used as a result of changes in operating assets and liabilities was $1.9 million primarily comprising an increase in accounts receivable of $6.7 million, an increase in prepaid expense and other current assets of $1.3 million and a decrease in operating lease liability of $1.0 million partially offset by an increase in accounts payable of $2.8 million and an increase in accrued liabilities and deferred revenue of $4.8 million.

Cash Flows from Investing Activities

Cash used in investing activities, for the six months ended June 30, 2022, was $11.8 million for the acquisition of short-term investments and property and equipment.

Cash used in investing activities for the six months ended June 30, 2021 was $574.1 million consisting of $574.4 million for the acquisition of Decipher Biosciences and $2.7 million for the acquisition of property and equipment, partially offset by $3.0 million of proceeds from the sale of an equity investment.

Cash Flows from Financing Activities

Cash provided by financing activities, for the six months ended June 30, 2022, was $1.9 million, consisting of $3.9 million in proceeds from the exercise of options to purchase our common stock and the purchase of stock under our Employee Stock Purchase Plan, or ESPP, partially offset by $1.9 million in tax payments during the period related to the vesting of restricted stock units granted to employees.

Cash provided by financing activities for the six months ended June 30, 2021 was $592.9 million, consisting of $593.8 million in net proceeds from the issuance of common stock in a public offering in February 2021, $6.6 million in proceeds from the exercise of options to purchase our common stock and purchase of stock under ESPP partially offset by $7.5 million in tax payments during the period related to the vesting of restricted stock units granted to employees.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $153.4 million as of June 30, 2022 which consisted of bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited interim condensed financial statements.

Foreign Currency Risk

As of June 30, 2022 we held $9.0 million of bank deposits and time deposits denominated in Euros. Such Euro denominated deposits carry a degree of risk from changes in currency exchange rates as the gains or losses from changes in exchange rates are included in our net loss and comprehensive loss. As of June 30, 2022 a hypothetical 10% appreciation or depreciation of the U.S. dollar relative to the Euro would have increased or decreased our net loss by $0.9 million for six months ended June 30, 2022.

Inflation Risk

We are facing inflation headwinds in compensation, travel and supply costs, however we do not believe that inflation has had a material effect on our business, financial condition, or operating results.

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

(b)Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout our Company. There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We depend on our senior management team, and the loss of one or more of our executive officers, or the inability to attract and retain highly-skilled employees or other key personnel could adversely affect our business.
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
•Aspects of our international business expose us to business, personnel, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.
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

Risks Related to our Recent Acquisitions

•The acquisitions of HalioDx and Decipher Biosciences each present risks and we must successfully integrate the HalioDx and Decipher Biosciences businesses to realize the financial goals that we currently anticipate.

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

We have incurred net losses since our inception. For the six months ended June 30, 2022 and 2021, we had net losses of $24 million and $51 million, respectively. As of June 30, 2022, we had an accumulated deficit of $381 million. We expect to incur additional losses in the future, and we may never achieve revenue sufficient to offset our expenses. We have experienced and may continue to experience decreases in total test volume due to the impact of COVID-19, including as a result of additional COVID-19 variants. Additionally, in 2022, widespread inflationary pressures in the U.S. and across global economies resulted in higher costs for our raw materials, non-material costs, labor and other business costs, and significant increases in the future could adversely affect our results of operations. We expect to continue to devote substantially all of our resources to increase adoption of and reimbursement for our molecular diagnostic portfolio of tests, and the development of additional tests. We may never achieve or sustain profitability, and our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

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

Revenue for tests performed on patients covered by Medicare and UnitedHealthcare Group was 30% and 10%, respectively, of our revenue for the six months ended June 30, 2022, compared with 30% and 10%, respectively, for the six months ended June 30, 2021. The percentage of our revenue derived from significant payers is expected to fluctuate from period to period as our revenue fluctuates, as additional payers provide reimbursement for our tests or if one or more payers were to stop reimbursing for our tests or change their reimbursed amounts. Effective January 2012, Palmetto GBA, the regional Medicare Administrative Contractor, or MAC, that handled claims processing for Medicare services over our jurisdiction at that time, issued coverage and payment determinations for our Afirma Classifiers now covered by Noridian Healthcare Solutions, the current MAC for our jurisdiction, through the Molecular Diagnostics Services Program, or MolDX program, administered by Palmetto GBA, under an LCD.

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

We are also required to maintain state licenses to conduct testing in our laboratories. California, New York, and Texas, among other states’ laws, require that we maintain a license and comply with state regulation as a clinical laboratory. Other states may have similar requirements or may adopt similar requirements in the future. In addition, all of our clinical laboratories are required to be licensed on a test-specific basis by New York. We have received approval for the Afirma, Decipher Prostate, Percepta, Envisia and Decipher Bladder tests. We will be required to obtain approval for other tests we may offer in the future. If we were to lose our CLIA certificate or California license for our South San Francisco, San Diego, or Richmond laboratories, whether as a result of revocation, suspension, limitation or otherwise, we would no longer be able to perform our molecular tests, which would eliminate our primary source of revenue and harm our business. If we fail to meet the state licensing requirements for our Austin laboratory, whether as a result of revocation, suspension, limitation or otherwise, which could result in a delay in processing tests during that transition and increased costs. If we were to lose our CLIA certificate for our Marseille or Richmond laboratories, whether as a result of revocation, suspension, limitation or otherwise, we would no longer be able to perform our Immunoscore test. If we were to lose our licenses issued by New York or by other states where we are required to hold licenses, we would not be able to test specimens from those states. New tests we may develop may be subject to new approvals by regulatory bodies such as New York State, and we may not be able to offer our new tests until such approvals are received.

Our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts for various reasons, including in response to the way we recognize revenue, which may cause our stock price to fluctuate or decline.

Our quarterly financial and operating results depend on sales of our products in the markets we operate and are sensitive to a number of factors, including patient and clinician demand, market conditions in the US and globally, and the prevalence of the indications we seek to address. In addition, we cannot be sure that we will be able to successfully complete development of or commercialize any of our planned future products, or that they will prove to be capable of reliably being used. Before we can successfully develop and commercialize any of our currently planned or other new diagnostic solutions, we will need to:

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

In addition, we recognize test revenue upon delivery of the patient report to the prescribing physician based on the amount we expect to ultimately realize. We determine the amount we expect to ultimately realize based on payer reimbursement history, contracts, and coverage. Upon ultimate collection, the amount received is compared to the estimates and the amount accrued is adjusted accordingly. We cannot be certain as to when we will receive payment for our diagnostic tests, and we must appeal negative payment decisions, which delays collections. Should judgments underlying estimated reimbursement change or be incorrect at the time we accrued such revenue, our financial results could be negatively impacted in future quarters. Furthermore, most of our European sales are denominated in Euros, and as the U.S. dollar has strengthened in recent periods relative to the Euro, our results of operations may be adversely affected even where our underlying business is performing as anticipated. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. In addition, these fluctuations in revenue may make it difficult for us, for securities analysts and for investors to accurately forecast our revenue and operating results. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.

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

COVID-19 and related governmental reactions have had and may continue to have a negative impact on our business, liquidity, results of operations, and stock price due to the occurrence of some or all of the following events or circumstances among others:

•Inability of healthcare providers to deliver anticipated total test volumes due to temporary or permanent staff attrition as a result of vaccine mandates.
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
•Interruptions in manufacturing (including the sourcing of reagents or supplies) and shipment of our products. We believe the rapid increase in daily testing volumes is consuming reagents and supplies otherwise available to genomic testing companies like ours across the United States. When not limited by the expiration date of products and when we feel it reasonable and feasible to do so, we are taking steps to increase our level of supplies and inventory reserves, to develop alternative sources of supply and to implement procedures to mitigate the impact on our supply chain or our ability to process samples in our laboratories. Though we are in regular contact with our key suppliers, we do not have, nor expect to have, the necessary insight into our vendors’ supply chain issues that we may need to know to effectively mitigate the impact to our business. Though we attempt to mitigate the impact to our business, these interruptions in manufacturing (including the sourcing of reagents or supplies) may negatively impact our total test volumes or levels of revenue.
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

While we have developed alternate sourcing strategies for these materials and vendors, we cannot be certain whether these strategies will be effective or the alternative sources will be available when we need them. Moreover, the supply of key reagents and testing materials has been severely challenged by the COVID-19 pandemic. Periodically, as a result of the COVID-19 pandemic and other challenges to global supply chains, we experienced supply chain disruptions in the supply of plastic materials used in the processing of samples, although this has not resulted in delays in our ability to timely return test results. If suppliers can no longer provide us with the materials we need to perform the tests and for our sample collection kits, if the materials do not meet our quality specifications or are otherwise unusable, if we cannot obtain acceptable substitute materials, or if we elect to change suppliers, an interruption in test processing or system and test kit deliveries could occur, we may not be able to deliver tests to physicians or deliver patient reports and we may incur higher one-time switching costs. Carriers responsible for transporting samples to us are currently operating at lower than usual capacity because of COVID-19, causing delays in the timeliness of our receipt of samples. Any such interruption may significantly affect our future revenue, cause us to incur higher costs, and harm our customer relationships and reputation. In addition, in order to mitigate these risks, we maintain inventories of these supplies at higher levels than would be the case if multiple sources of supplies were available. If our total test volume decreases or we switch suppliers, we may hold excess supplies with expiration dates that occur before use which would adversely affect our losses and cash flow position. As we introduce any new test, we may experience supply issues as we ramp test volume. Moreover, the COVID-19 pandemic has disrupted supply chains globally, and could adversely affect our ability to source essential reagents, equipment and other materials in a timely manner or at all.

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

If TCP were not able to support our current test volume or future increases in total test volume or to provide the quality of services we require, or if we were unable to agree on commercial terms and our relationship with TCP were to terminate, our business would be harmed until we were able to secure the services of another cytopathology provider. There can be no assurance that we would be successful in finding a replacement that would be able to conduct cytopathology diagnoses at the same volume or with the same high-quality results as TCP. Locating another suitable cytopathology provider could be time consuming and would result in delays in processing Afirma tests until a replacement was fully integrated with our test processing operations.

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

In March 2017, a draft bill on the regulation of LDTs, entitled "The Diagnostics Accuracy and Innovation Act", or DAIA, was released for discussion. In December 2018, the sponsors of DAIA released a new version of the legislation called the “Verifying Accurate, Leading-edge IVCT Development Act", or VALID Act. The VALID Act proposes a risk-based approach to regulate LDTs and creates a new in vitro clinical test category, which includes LDTs, and a new regulatory structure under the FDA. Similar versions of the VALID Act have since been introduced. The most recent version was released in June 2021, with an updated discussion draft proposed by the Senate on May 18, 2022 as part of the Food and Drug Administration (FDA) Safety and Landmark Advancements Act (FDASLA). As proposed, the bill would create a precertification program for lower risk tests not otherwise required to go through premarket review. It would grandfather existing tests but would allow the FDA to subject otherwise grandfathered tests to premarket review under certain conditions. Similarly, the Verified Innovative Testing in American Laboratories (VITAL) Act was introduced in December 2020 and re-introduced in May 2021. In contrast with the VALID Act, the VITAL Act would prevent FDA from regulating LDTs and would instead assign regulatory authority over LDTs entirely to CMS. We cannot predict whether either of these or other draft bills governing LDTs will become legislation and cannot quantify the effect of such draft bills on our business.

In addition, changes in the way the European Union, or EU, regulates LDTs could result in additional expenses for offering our current and any future tests or possibly delay or suspend development, or commercialization of such tests. The EU Regulation (EU) 2017/746 of April 5, 2017, repealing the IVDD, referred to as the IVD Medical Devices Regulation, or IVDR, becomes applicable on May 26, 2022 (subject to certain transition provisions). Under the IVDR, the general safety and performance requirements set out in Annex I are also applicable to devices that are not placed on the market but used in the context of a commercial activity. If our tests do not qualify for an exemption, we may be subject to the full application of the IVDR with respect to some or all of our existing, as well as future, tests, and we would be required to expend additional time and resources to complying with the requirements of the IVDR. Following Brexit, the IVDR will not be applicable in Great Britain (although it will apply in Northern Ireland), but the UK government is currently undertaking a consultation on the regime applicable to in vitro diagnostics in the UK, and it is anticipated that similar provisions will be introduced as under the IVDR.

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

For instance, in order to sell some of our products in the EU, those products must comply with the General Safety and Performance Requirements of the IVDR. Compliance with these requirements is a prerequisite to place IVD products on the EU market. All medical devices placed on the market in the EU must meet the General Safety and Performance Requirements laid down in Annex I to the IVDR, including the requirement that an IVD MD must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performances intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. To demonstrate compliance with the General Safety and Performance Requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. As a general rule, demonstration of conformity of IVD MDs and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence.

For most IVD MDs, the manufacturer used to self-declare the conformity of its products with the essential requirements of the IVDD. Under the IVDR, the majority of IVD MDs require now the intervention of a notified body for conformity assessment. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. The notified body audits and examines the product’s technical documentation and the manufacturer’s quality system. If satisfied that the relevant product conforms to the General Safety and Performance

Requirements, the notified body issues a certificate of conformity. The manufacturer may then apply the CE Mark to the device, which allows the device to be placed on the market throughout the EU. If we fail to remain in compliance with applicable EU laws and directives, we would be unable to continue to affix the CE mark to our products, which would prevent us from selling them within the EU and European Economic Area, or EEA (which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland).

The EU regulatory landscape concerning medical devices has significantly changed, and the new IVDR governing IVD MDs became applicable on May 26, 2022 (subject to certain transitional provisions meaning that were such transitional provisions apply, the products can continue to be placed on the market under the IVDD for a certain period of time). The new requirements in the IVDR have a significant effect on the way we conduct our business in the EU and the EEA. In particularly, substantially more IVDs require the involvement of a notified body to be able to affix a CE Mark to the product, which may lead to delay in being able to place such products on the market.

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

A mutual recognition agreement (MRA) aligning in vitro diagnostic (IVD) regulations between the European Union and Switzerland has officially expired following the In Vitro Diagnostic Medical Devices Regulation’s (IVDR) May 26, 2022 date of application, impacting certification and authorized representation requirements for manufacturers. The Swiss government has issued its own Ordinance on In Vitro Diagnostic Medical Devices (IvDO). The Swiss regulation aligns closely with the IVDR in terms of requirements for manufacturers, and follows the IVDR’s transitional timelines regarding compliance deadlines according to IVD risk classifications as well as designations of Swiss Authorized Representatives.

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

In the EU, the IVDR has introduced a new classification system for companion diagnostics which are now specifically defined as a device which is essential for the safe and effective use of a corresponding medicinal product to: (a) identify, before and/or during treatment, patients who are most likely to benefit from the corresponding medicinal product; or (b) identify, before and/or during treatment, patients likely to be at increased risk of serious adverse reactions as a result of treatment with the corresponding medicinal product. Companion diagnostics have to undergo a conformity assessment by a notified body. Before it can issue a certificate of conformity, the notified body will have to seek a scientific opinion from the European Medicines Agency or the relevant national competent authority on the suitability of the companion diagnostic to the medicinal product concerned.

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

The IVDR became applicable five years after publication (on May 26, 2022), subject to relevant transitional periods, and once applicable to a particular product, the IVDR will among other things:

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

We also face competition from companies and academic institutions that use next generation sequencing technology or other methods to measure mutational markers such as BRAF and KRAS, along with numerous other mutations. These organizations include, for example, Interpace Diagnostics Group, Inc., CBLPath, Inc./University of Pittsburgh Medical Center

and others who are developing new products or technologies that may compete with our tests. In the future, we may also face competition from companies developing new products or technologies.

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

We depend on our senior management team, and the loss of one or more of our executive officers, or any inability to attract and retain highly-skilled employees and other key personnel could adversely affect our business.

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

In addition, our research and development programs and commercial laboratory operations depend on our ability to attract and retain highly skilled scientists. We may not be able to attract or retain qualified scientists and technicians in the future due to the intense competition for qualified personnel among life science businesses. Our success in the development and commercialization of advanced diagnostics requires a significant medical and clinical staff to conduct studies and educate physicians and payers on the merits of our tests in order to achieve adoption and reimbursement. We are in a highly competitive industry to attract and retain this talent, and the labor market in our industry is becoming increasingly competitive. Additionally, our success depends on our ability to attract and retain qualified sales-people. We recently significantly expanded our sales force as we invest in our multi-product sales strategy, which includes assignment of a single contact to successfully develop and implement relationships with our customers. There can be no assurance that we will be successful in maintaining and growing our business. Additionally, as we increase our sales channels for new tests we commercialize, including the Decipher Prostate, Prosigna, Percepta, Envisia, Decipher Bladder and Immunoscore tests, we may have difficulties recruiting and training additional sales personnel or retaining qualified sales-people, which could cause a delay or decline in the rate of adoption of our tests. Our business requires specialized capabilities in reimbursement, billing, and other areas and there may be a shortage of qualified individuals. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to support our research and development, clinical laboratory, sales and reimbursement, billing and finance efforts. All of our U.S. employees are at will, which means that either we or the employee may terminate their employment at any time. We do not carry key man insurance for any of our employees. Finally, we rely, in part, on equity awards to compensate and incentivize our employees to drive our further growth. As the equity capital markets have been highly volatile in recent periods and the price of our common stock has declined, certain of our employees’ equity awards have lost some or all of their value, which may limit their effectiveness as retention tools and, in the event we fail to retain such employees, may adversely affect our business, results of operations and financial condition.

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

We use standard industry billing codes, known as CPT codes, to bill for cytopathology. Through December 31, 2020, we used the CPT code 81545 to bill for our Afirma classifier. Effective January 1, 2021, we began using the new CPT code 81546 to bill for our Afirma classifier, and code 81545 was retired. Effective October 1, 2020, we began using the CPT code 0204U to bill for Afirma Xpression Atlas, and CPT code 0208U to bill for Afirma MTC. We ceased billing 0208U on January 1, 2022 as the CPT code was deleted by the CPT editorial panel. Effective January 1, 2020, we began using CPT code 81542 to bill for Decipher Prostate Biopsy and Decipher Prostate RP tests. There is no CPT code for our Percepta classifier. Therefore, until such time that we are assigned and are able to use a designated CPT code specific to Percepta, we use “unlisted” codes for claim submissions, which can lead to delays in payers adjudicating our claims or denying payment altogether. Effective January 1, 2021, we began using the new CPT code 81554 to bill for our Envisia classifier. Effective October 1, 2020, we began using CPT code 0016M to bill for our Decipher Bladder test. Effective October 1, 2021, we began using the new CPT code 0261U to bill for the Immunoscore test.

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

If our internal sales force is not successful or new additions to our sales team fail to gain traction among our customers, we may not be able to increase market awareness and sales of our molecular diagnostic tests. If we fail to establish our molecular diagnostic tests in the marketplace, it could have a negative effect on our ability to sell subsequent molecular diagnostic tests and hinder the desired expansion of our business. We have growing, however limited, historical experience forecasting the direct sales of our molecular diagnostics products. Our ability to produce total test volumes that meet customer demand is dependent upon our ability to forecast accurately and plan production capacities accordingly.

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

We continually seek to develop enhancements to our current test offerings and additional diagnostic tests that requires us to devote considerable resources to research and development. We may face challenges obtaining sufficient numbers of samples to validate a genomic signature for a molecular diagnostic product. We must provide sufficient clinical validity and utility studies that meet individual payer evidence requirements to obtain reimbursement. Even after launching new products, we must complete additional studies that meet the clinical evidence required by individual payers to obtain reimbursement. Moreover, we may experience delays in the development and introduction of new products due to the effects of the current COVID-19 pandemic.

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

Our Loan and Security agreement expires on October 1, 2022. We may need additional financing in the future to meet our capital needs or to make opportunistic acquisitions and such financing may not be available on favorable terms, if at all.

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

Aspects of our international business expose us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.

Our business strategy currently includes international presence and expansion in select countries and may include developing and maintaining physician outreach and education capabilities outside of the United States, establishing agreements with laboratories, and expanding our relationships with international payers. In 2021, we acquired HalioDx, an immuno-oncology diagnostics company that is based in Marseille, France, and operates globally. Doing business internationally involves a number of risks, including:

•multiple, conflicting and changing laws and regulations such as tax laws, privacy laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

•failure by us to obtain regulatory approvals or certifications where required for the use of our solutions in various countries;

•complexities associated with managing multiple payer reimbursement regimes, government payers or patient self-pay systems, including payers mandating additional evidence requirements for reimbursement consideration;

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

•natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, including COVID-19, boycotts, curtailment of trade and other business restrictions (including as a direct or indirect result of the conflict in Ukraine); and

•regulatory and compliance risks that relate to maintaining accurate information and control over activities that may fall within the purview of the Foreign Corrupt Practices Act of 1977, including both its books and records provisions and its anti-bribery provisions.

Any of these factors could significantly harm our future international expansion and operations and, consequently, our revenue and results of operations.

Our operating results may be adversely affected by unfavorable economic and market conditions.

Our business or financial results may be adversely impacted by uncertain economic conditions, including: the impact of the COVID-19 pandemic, adverse changes in interest rates, foreign currency exchange rates, tax laws or tax rates; inflation; contraction in the availability of credit in the marketplace due to legislation or other economic conditions, which may potentially impair our ability to access the capital markets on terms acceptable to us or at all; and the effects of government initiatives to manage economic conditions. Many of the countries in which we operate, including the U.S. and those in Europe, have experienced and continue to experience uncertain economic conditions, including increased inflation rates, resulting from global as well as local factors. For example, in February 2022, Russia launched a significant military action against Ukraine, the short and long-term implications of which are difficult to predict at this time. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by the U.S. and the European Union, and other countries and companies and organizations, could adversely affect the global economy and financial markets and thus could affect our business and results of operations, as well as the price of our common stock and our ability to raise additional capital when needed on acceptable terms.

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

Risks Related to our Recent Acquisitions

The acquisitions of HalioDx and Decipher Biosciences each present risks and we must successfully integrate the HalioDx and Decipher Biosciences businesses to realize the financial goals that we currently anticipate.

Risks we face in connection with the ongoing integration of HalioDx and Decipher Biosciences include:
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

Changes in the value of the relevant currencies may affect the cost of certain items required in our operations and contractual agreements. Changes in currency exchange rates, such as the recent strengthening of the U.S. dollar relative to the Euro, may also affect the relative prices at which we are able to sell products in the same market. Our revenue from international customers may be negatively impacted as increases in the U.S. dollar relative to our international customers local currency could make our products more expensive, impacting our ability to compete. Our costs of materials from international suppliers may increase if, in order to continue doing business with us, they raise their prices as the value of the U.S. dollar decreases relative to their local currency. Foreign policies and actions regarding currency valuation could result in actions by the United States and other countries to offset the effects of such fluctuations. Recent global financial conditions have led to a high level of volatility in foreign currency exchange rates and that level of volatility may continue, which could adversely affect our business, financial condition, or results of operations.

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

Investors’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

There is an increasing focus from certain investors, employees, regulators and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance, or ESG, matters. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to corporate responsibility are inadequate. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies.

Furthermore, if our competitors’ corporate social responsibility performance is perceived to be better than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, employees and other stakeholders or our initiatives are not executed as planned, our reputation and business, results of operations, and financial condition could be adversely affected.

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

Date: August 3, 2022

VERACYTE, INC.

By:	/s/ Rebecca Chambers
Rebecca Chambers Chief Financial Officer