Form 10-Q
period 2022-09-30
VERACYTE, INC.
filed 2022-11-03
CIK 1384101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
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

As of October 28, 2022, there were 71,752,896 shares of common stock, par value $0.001 per share, outstanding.

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
•our expectations regarding our biopharma partnerships and agreements;
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

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements-(Unaudited)

VERACYTE, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share and par value amounts)

	September 30, 2022	December 31, 2021
		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$170,112	$173,197
Short-term investments	—	3,964
Accounts receivable	40,068	41,461
Supplies and inventory	13,798	11,225
Prepaid expenses and other current assets	14,538	13,255
Total current assets	238,516	243,102
Property and equipment, net	17,237	15,098
Right-of-use assets, operating leases	13,885	16,043
Intangible assets, net	176,542	202,731
Goodwill	676,885	707,904
Restricted cash	749	749
Other assets	2,143	2,198
Total assets	$1,125,957	$1,187,825
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,114	$12,360
Accrued liabilities	32,137	39,475
Current portion of long-term debt	1,187	1,127
Current portion of deferred revenue	3,863	4,646
Current portion of acquisition-related contingent consideration	5,913	2,682
Current portion of operating lease liabilities	3,958	3,630
Current portion of other liabilities	180	231
Total current liabilities	58,352	64,151
Deferred revenue, net of current portion	—	343
Deferred tax liabilities	4,342	5,592
Acquisition-related contingent consideration, net of current portion	2,411	5,722
Operating lease liabilities, net of current portion	11,527	14,096
Other liabilities	1,148	1,407
Total liabilities	77,780	91,311
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 71,741,517 and 71,123,108 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	72	71
Additional paid-in capital	1,492,044	1,468,683
Accumulated deficit	(389,873)	(357,157)
Accumulated other comprehensive loss	(54,066)	(15,083)
Total stockholders’ equity	1,048,177	1,096,514
Total liabilities and stockholders’ equity	$1,125,957	$1,187,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
 Condensed Consolidated Statements of Operations
 (Unaudited)
 (In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Testing revenue	$64,577	$50,897	$180,275	$134,768
Product revenue	3,314	2,959	9,401	8,706
Biopharmaceutical and other revenue	7,701	6,514	26,563	8,704
Total revenue	75,592	60,370	216,239	152,178
Operating expenses:
Cost of testing revenue	19,816	16,073	55,923	42,494
Cost of product revenue	1,981	1,491	5,202	4,304
Cost of biopharmaceutical and other revenue	4,211	4,079	13,626	4,720
Research and development	10,773	8,006	29,316	19,591
Selling and marketing	25,678	21,670	73,433	57,628
General and administrative	17,600	20,749	58,310	82,504
Intangible asset amortization	5,213	4,983	16,090	10,507
Total operating expenses	85,272	77,051	251,900	221,748
Loss from operations	(9,680)	(16,681)	(35,661)	(69,570)
Other income (loss), net	805	1,202	2,675	(762)
Loss before income taxes	(8,875)	(15,479)	(32,986)	(70,332)
Income tax benefit	(152)	(1,350)	(270)	(5,297)
Net loss	$(8,723)	$(14,129)	$(32,716)	$(65,035)
Net loss per common share, basic and diluted	$(0.12)	$(0.20)	$(0.46)	$(0.97)
Shares used to compute net loss per common share, basic and diluted	71,656,694	69,743,733	71,456,008	66,820,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
 Condensed Consolidated Statements of Comprehensive Loss
 (Unaudited)
 (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(8,723)	$(14,129)	$(32,716)	$(65,035)
Other comprehensive loss:
Change in currency translation adjustments	(16,016)	(8,140)	(38,983)	(8,140)

Net comprehensive loss	$(24,739)	$(22,269)	$(71,699)	$(73,175)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2022	71,559	$72	$1,483,279	$(381,150)	$(38,050)	$1,064,151
Issuance of common stock on exercise of stock options and vesting of restricted stock units	110	—	623	—	—	623
Issuance of common stock under employee stock purchase plan (ESPP)	73	—	1,633	—	—	1,633
Tax portion of vested restricted stock units	—	—	(773)	—	—	(773)
Stock-based compensation expense (employee)	—	—	6,815	—	—	6,815
Stock-based compensation expense (ESPP)	—	—	467	—	—	467
Net loss	—	—	—	(8,723)	—	(8,723)
Comprehensive loss	—	—	—	—	(16,016)	(16,016)
Balance at September 30, 2022	71,742	$72	$1,492,044	$(389,873)	$(54,066)	$1,048,177

Balance at December 31, 2021	71,123	$71	$1,468,683	$(357,157)	$(15,083)	$1,096,514
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	464	1	2,385	—	—	2,386
Issuance of common stock under ESPP	155	—	3,748	—	—	3,748
Tax portion of vested restricted stock units	—	—	(2,639)	—	—	(2,639)
Stock-based compensation expense (employee)	—	—	18,459	—	—	18,459
Stock-based compensation expense (non-employee)	—	—	11	—	—	11
Stock-based compensation expense (ESPP)	—	—	1,397	—	—	1,397
Net loss	—	—	—	(32,716)	—	(32,716)
Comprehensive loss	—	—	—	—	(38,983)	(38,983)
Balance at September 30, 2022	71,742	$72	$1,492,044	$(389,873)	$(54,066)	$1,048,177

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2021	67,472	$67	$1,303,610	$(332,500)	$—	$971,177
Issuance of common stock for acquisition	3,347	3	147,086	—	—	147,089
Issuance of common stock on exercise of stock options and vesting of restricted stock units	181	1	2,843	—	—	2,844
Issuance of common stock under ESPP	32	—	1,195	—	—	1,195
Tax portion of vested restricted stock units	—	—	(824)	—	—	(824)
Stock-based compensation expense (employee)	—	—	7,359	—	—	7,359
Stock-based compensation expense (non-employee)	—	—	15	—	—	15
Stock-based compensation expense (ESPP)	—	—	494	—	—	494
Net loss	—	—	—	(14,129)	—	(14,129)
Comprehensive loss	—	—	—	—	(8,140)	(8,140)
Balance at September 30, 2021	71,032	$71	$1,461,778	$(346,629)	$(8,140)	$1,107,080

Balance at December 31, 2020	58,201	$58	$702,768	$(281,594)	$—	$421,232
Sale of common stock in a public offering, net of offering costs of $38,677	8,547	9	593,812	—	—	593,821
Issuance of common stock for acquisition	3,347	3	147,086	—	—	147,089
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	856	1	8,279	—	—	8,280
Issuance of common stock under ESPP	81	—	2,353	—	—	2,353
Tax portion of vested restricted stock units	—	—	(8,307)	—	—	(8,307)
Stock-based compensation expense (employee)	—	—	14,687	—	—	14,687
Stock-based compensation expense (non-employee)	—	—	45	—	—	45
Stock-based compensation expense (ESPP)	—	—	1,055	—	—	1,055
Net loss	—	—	—	(65,035)	—	(65,035)
Comprehensive loss	—	—	—	—	(8,140)	(8,140)
Balance at September 30, 2021	71,032	$71	$1,461,778	$(346,629)	$(8,140)	$1,107,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(32,716)	$(65,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,372	13,189
Loss on disposal of property and equipment	72	—
Stock-based compensation	19,867	15,787
Benefit from income taxes	(270)	(5,297)
Interest on end-of-term debt obligation	161	161
Noncash lease expense	2,487	1,566
Revaluation of acquisition-related contingent consideration	(80)	303
Effect of foreign currency on operations	1,563	1,601
Impairment of intangible assets	3,318	—
Changes in operating assets and liabilities:
Accounts receivable	(4,356)	(6,285)
Supplies and inventory	(2,841)	4
Prepaid expenses and other current assets	(25)	(1,905)
Other assets	160	353
Operating lease liabilities	(2,570)	(1,710)
Accounts payable	(325)	3,872
Accrued liabilities and deferred revenue	(6,026)	3,329
Net cash used in operating activities	(2,209)	(40,067)
Investing activities
Acquisition of Decipher Biosciences, net of cash acquired	—	(574,411)
Acquisition of HalioDx, net of cash acquired	—	(163,645)
Purchase of short-term investments	(8,972)	—
Proceeds from maturity of short-term investments	12,696	—
Proceeds from sale of equity securities	—	3,000
Purchases of property and equipment	(6,677)	(4,535)
Net cash used in investing activities	(2,953)	(739,591)
Financing activities
Proceeds from the issuance of common stock in a public offering, net of issuance costs	—	593,821
Payment of long-term debt	(94)	—
Payment of taxes on vested restricted stock units	(2,639)	(8,307)
Proceeds from the exercise of common stock options and employee stock purchases	6,134	10,633
Net cash provided by financing activities	3,401	596,147
Decrease in cash, cash equivalents and restricted cash	(1,761)	(183,511)
Effect of foreign currency on cash, cash equivalents and restricted cash	(1,324)	(1,678)
Net decrease in cash, cash equivalents and restricted cash	(3,085)	(185,189)
Cash, cash equivalents and restricted cash at beginning of period	173,946	349,967
Cash, cash equivalents and restricted cash at end of period	$170,861	$164,778
Supplementary cash flow information:
Purchases of property and equipment included in accounts payable and accrued liability	$15	$31
Interest paid on debt	$—	$9
Cash paid for tax	$430	$—
Issuance of common stock for acquisition of HalioDx	$—	$147,089
Cash, Cash Equivalents and Restricted Cash:

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$170,112	$173,197
Restricted cash	749	749
Total cash, cash equivalents and restricted cash	$170,861	$173,946

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

Veracyte was incorporated in the state of Delaware on August 15, 2006, as Calderome, Inc. Calderome operated as an incubator until early 2008. On March 4, 2008, the Company changed its name to Veracyte, Inc. The Company’s headquarters are South San Francisco, California, and it also has operations in San Diego, California; Austin, Texas; Richmond, Virginia; and Marseille, France. It performs diagnostic testing in its Clinical Laboratory Improvement Amendments of 1988, or CLIA, certified laboratories in South San Francisco, San Diego, Austin, and Richmond.

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

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021, the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2022 and 2021, the condensed consolidated statements of stockholders' equity for the three and nine months ended September 30, 2022 and 2021, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results, stockholders' equity and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2021 has been derived from audited financial statements. The results for the three and nine months ended September 30, 2022

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
are not indicative of the results expected for the full year or any other period. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company operates in one segment.

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

Through September 30, 2022, most of the Company’s revenue has been derived from the sale of Decipher and Afirma testing. To date, Decipher and Afirma testing have been delivered primarily to physicians in the United States.

The Company is also subject to credit risk from its accounts receivable related to its sales. Credit risk for accounts receivable from testing revenue is incorporated in testing revenue accrual rates as the Company assesses historical collection rates and current developments to determine accrual rates and amounts the Company will ultimately collect. The Company

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
generally does not perform evaluations of customers’ financial condition for testing revenue and generally does not require collateral. The Company assesses credit risk and the amount of accounts receivable the Company will ultimately collect for product, biopharmaceutical and other revenue based on collection history, current developments and credit worthiness of the customer. The estimate of credit losses is not material at September 30, 2022.

The Company’s third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Medicare	31%	31%	31%	31%
UnitedHealthcare	10%	9%	10%	10%
	41%	40%	41%	41%

The Company’s third-party payers and other customers in excess of 10% of accounts receivable and their related accounts receivable balance as a percentage of total accounts receivable were as follows at the following dates:

	September 30, 2022	December 31, 2021
Medicare	14%	12%
UnitedHealthcare	10%	9%

Cash and Cash Equivalents

The Company considers demand deposits in a bank, money market funds and highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Short-Term Investments

The Company's short-term investments consist of U.S. treasury securities and time deposits with a bank with maturities at the time of purchase that were between 90 days and one year. The Company classifies these investments as held-to-maturity debt securities, which are reported at amortized cost. Discounts or premiums from the purchase of the securities are recognized as a component of interest income in other income (loss), net in the condensed consolidated statements of operations. Investments are initially recorded net of an allowance for expected credit losses, if any, which are remeasured each period and any impairments are recognized as an expense. Unrealized gains and losses are not recognized in income. As of both September 30, 2022 and December 31, 2021, no allowances for expected credit losses had been recorded and there have been no impairment or credit losses on the Company's short term investments.

Restricted Cash

The Company had deposits of $0.7 million included in long-term assets as of both September 30, 2022 and December 31, 2021, restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the Company's leases.

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

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
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

The Company has changed its revenue estimates due to actual and anticipated cash collections for tests delivered in prior quarters and recognized immaterial changes in revenue, loss from operations and basic and diluted net loss per share for the three and nine months ended September 30, 2022 and 2021.

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

Biopharmaceutical and Other Revenue

The Company enters into arrangements for biopharmaceutical research and development, commercialization, contract manufacturing and development, and testing services, which are classified under biopharmaceutical and other revenue. Such arrangements may require the Company to deliver various rights, manufactured diagnostic test kits, services and/or samples, including intellectual property rights/licenses, biopharmaceutical research and development services, and/or commercialization services. The Company receives consideration in the form of upfront license fees; payments on delivery of data, test results or manufactured products; costs of service plus margin; and development and commercial performance milestone payments.
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

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
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

Accounts receivable from biopharmaceutical and other revenue was $7.7 million at September 30, 2022 and $11.6 million at December 31, 2021. There was $3.9 million and $5.0 million of deferred revenue related to these agreements at September 30, 2022 and December 31, 2021, respectively. Revenue included in biopharmaceutical and other revenue for the three and nine months ended September 30, 2022 and 2021 was as follows (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Biopharmaceutical revenue	$6,368	$5,241	$20,820	$7,431
Contract manufacturing and testing	1,333	1,273	5,743	1,273
Total	$7,701	$6,514	$26,563	$8,704

Cost of Testing Revenue

The components of our cost of testing services are laboratory expenses, sample collection expenses, compensation expense, license fees and royalties, depreciation, other expenses such as equipment and laboratory supplies, and allocations of facility and information technology expenses. Costs associated with performing tests are expensed as the test is processed regardless of whether and when revenue is recognized with respect to that test.

Cost of Product Revenue

Cost of product revenue consists primarily of costs of purchasing instruments and diagnostic kits from third-party contract manufacturers, installation, service and packaging and delivery costs, and our internal labor expenses. In addition, cost of product includes royalty costs for licensed technologies included in the Company’s products. Cost of product revenue for instruments and diagnostic kits is recognized in the period the related revenue is recognized. Shipping and handling costs incurred for product shipments are included in cost of product in the condensed consolidated statements of operations.

Cost of Biopharmaceutical and Other Revenue

Cost of biopharmaceutical and other revenue consists of costs of performing activities under arrangements that require the Company to perform biopharmaceutical research and development, commercialization, contract manufacturing and contract testing services on behalf of a customer.

Pension Liability

The Company offers a defined benefit pension plan to certain non-U.S. employees of its Veracyte SAS subsidiary. As of September 30, 2022 and December 31, 2021, the total pension obligation was $0.9 million and $1.1 million, respectively, and is included in other liabilities on the condensed consolidated balance sheets.

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

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shares of common stock subject to outstanding options	4,043,274	3,668,179	3,902,116	3,817,351
Employee stock purchase plan	39,177	14,445	40,094	16,686
Restricted stock units	2,114,223	1,246,888	1,929,696	1,011,466
Total common stock equivalents	6,196,674	4,929,512	5,871,906	4,845,503

3. Balance Sheet Components

Goodwill

Goodwill was $676.9 million and $707.9 million as of September 30, 2022 and December 31, 2021, respectively. The changes in the carrying amounts of goodwill during the nine months ended September 30, 2022 were due to foreign currency translation and measurement period adjustments. The Company has not recorded any impairment related to goodwill.

Intangible Assets, Net

Intangible assets include finite-lived product technology, customer relationships, licenses and trade names and indefinite-lived in-process research and development. Intangible assets consisted of the following (in thousands of dollars):

	September 30, 2022			December 31, 2021			Weighted Average Remaining Amortization Period (Years)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Percepta product technology	$16,000	$(8,000)	$8,000	$16,000	$(7,200)	$8,800	7
Prosigna product technology	4,120	(778)	3,342	4,120	(572)	3,548	11
Prosigna customer relationships	2,430	(1,377)	1,053	2,430	(1,013)	1,417	1
nCounter Dx license	46,880	(8,855)	38,025	46,880	(6,511)	40,369	11
LymphMark product technology	990	(401)	589	990	(295)	695	4
Decipher product technology	90,000	(13,984)	76,016	90,000	(7,234)	82,766	8
Decipher trade names	4,000	(1,243)	2,757	4,000	(643)	3,357	3
HalioDx developed technology	36,367	(4,500)	31,867	45,640	(1,877)	43,763	9
HalioDx customer relationships	4,213	(861)	3,352	4,870	(352)	4,518	6
HalioDx customer backlog	5,976	(1,735)	4,241	6,908	(710)	6,198	2
Total finite-lived intangibles	210,976	(41,734)	169,242	221,838	(26,407)	195,431	8.9
In-process research and development	7,300	—	7,300	7,300	—	7,300
Total intangible assets	$218,276	$(41,734)	$176,542	$229,138	$(26,407)	$202,731

During the three months ended June 30, 2022, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with management’s decision to cease commercialization efforts related to the Company’s stand-alone Immunoscore Colon Dx commercial offering. As a result, the Company reviewed the long-lived assets for impairment and recorded a $3.3 million impairment charge associated with its HalioDx Immunoscore Colon Dx developed technology finite-lived intangible asset. The impairment is recorded within general and administrative expense on the condensed consolidated statement of operations for the nine months ended September 30, 2022. The impairment was assessed under an income approach estimating forecasted discounted cash flows. This method is consistent with the methods the Company employed in prior periods to value other long-lived assets.

Amortization of the finite-lived intangible assets is recognized on a straight-line basis. Amortization expense of $5.2 million and $5.0 million was recognized for the three months ended September 30, 2022 and 2021, respectively, and expense of $16.1 million and $10.5 million was recognized for the nine months ended September 30, 2022 and 2021, respectively.
The estimated future aggregate amortization expense as of September 30, 2022 is as follows (in thousands of dollars):

Year Ending December 31,	Amounts
2022 remainder of year	$5,184
2023	20,735
2024	20,695
2025	19,635
2026	17,899
Thereafter	85,094
Total	$169,242

Supplies and Inventory

As of September 30, 2022 and December 31, 2021, supplies and inventory consisted of $10.5 million and $8.2 million, respectively, of lab supplies and reagents consumed in the performance of testing services, and $3.3 million and $3.0 million, respectively, of inventory related to raw materials consumed in contract manufacturing process as well as finished diagnostic kits sourced from third parties related to product sales.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands of dollars):

	September 30, 2022	December 31, 2021
Accrued compensation expenses	$25,732	$30,792
Accrued other	6,405	8,683
Total accrued liabilities	$32,137	$39,475

4. Business Combinations

HalioDx

On August 2, 2021, the Company acquired 100% of the equity interests, or the HalioDx Acquisition, of HalioDx SAS and 100% of the equity interest of HalioDx Inc., historically a wholly-owned subsidiary of HalioDx SAS, collectively referred to as HalioDx. The HalioDx Acquisition gave the Company the capabilities and expertise to manufacture its own IVD test kits for use on the nCounter Analysis System. The acquisition also deepened the Company's scientific expertise and capabilities in the rapidly growing area of immuno-oncology, further strengthening its offerings for biopharmaceutical and other partners. The consideration to acquire HalioDx was $319.6 million, composed of $147.1 million in the form of 3.3 million shares of the

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
Company’s common stock based on the Company's share price on the closing date, $4.2 million in liabilities, and the remainder in cash.

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

Decipher Biosciences

On March 12, 2021, the Company acquired 100% of the equity interests of Decipher Biosciences, a privately-held company developing diagnostic tests in urologic cancers, for approximately $594.7 million, or the Decipher Acquisition.

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

The measurement period concluded in March 2022, and no adjustments were recorded during the nine months ended September 30, 2022.

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

The carrying amounts of certain financial instruments of the Company, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The fair value of the Company’s financial assets includes money market funds and deposits for leases of the Company's facilities. Money market funds, included in cash and cash equivalents in the accompanying condensed consolidated balance sheets, were $108.7 million and $159.2 million as of September 30, 2022 and December 31, 2021, respectively, and are Level I assets as described above. The deposits for the leases, included in restricted cash, were $0.7 million as of both September 30, 2022 and December 31, 2021 and are a Level I assets as described above. There were no transfers between Levels 1, 2 or 3 for the three and nine months ended September 30, 2022 and 2021.

On December 3, 2019, the Company acquired from NanoString the exclusive global diagnostics license to the nCounter Analysis System, the Prosigna breast cancer prognostic gene signature assay, and the LymphMark lymphoma subtyping assay. Pursuant to the terms of the agreement, Veracyte paid NanoString $40.0 million in cash and $10.0 million in Veracyte common stock, and may pay up to an additional $10.0 million in cash, contingent upon first achievement or occurrence, by or on behalf of Veracyte, of the commercial launch of the first, second and third diagnostic tests for use on the nCounter multiplex analysis system. This contingency was valued at $6.1 million as of the acquisition date and is remeasured to fair value at each reporting date until the contingent consideration is settled. As of September 30, 2022 and December 31, 2021, this contingency was remeasured to $8.3 million and $8.4 million, respectively, with the corresponding changes included in general and administrative expense in the Company's condensed consolidated statements of operations. For the three months ended September 30, 2022 and 2021, expenses of zero and $0.1 million, respectively, were recorded in general and administrative expense for the changes in carrying value. For the nine months ended September 30, 2022 and 2021, a reversal of expense of $0.1 million and an expense of $0.3 million, respectively, were recorded. As of September 30, 2022, the achievement of two of the milestones is forecasted to occur within the next 12 months. As a result, $5.9 million of the contingent consideration is included in short term liabilities at September 30, 2022. The fair value of the contingent consideration includes inputs that are not observable in the market and thus represents a Level III financial liability. The estimation of the fair value of the contingent consideration is based on the present value of the expected payments calculated by assessing the likelihood of when the related milestones would be achieved and estimating the Company's borrowing rate. These estimates form the basis for making judgments about the carrying value of the contingent consideration that are not readily apparent from other sources. Changes to the forecasts for the achievement of the milestones and the borrowing rate can significantly affect the estimated fair value of the contingent consideration. As of September 30, 2022 and December 31, 2021, the Company calculated the estimated fair value of the milestones using the following significant unobservable inputs:

	Value or Range (Weighted-Average)
Unobservable input	September 30, 2022	December 31, 2021
Discount rate	8.9%	5.9%
Probability of achievement	80% - 100% (94%)	80% - 100% (94%)

Short-Term Investments Held-to-Maturity

The Company's short-term investments consist of time deposits with a bank with maturities at the time of purchase that were between 90 days and one year. The Company classifies these investments as held-to-maturity debt securities, which are reported at amortized cost, and are Level II assets as described above. As of September 30, 2022, the Company held no short-term investments and, as of December 31, 2021, short-term investments were recorded at amortized cost of $4.0 million and had a fair value of approximately $4.0 million. As of September 30, 2022 and December 31, 2021, gross unrealized losses on short-term investments were insignificant.

6. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory facilities in South San Francisco and San Diego, California, Austin, Texas, Marseille, France, and Richmond, Virginia, and leases certain equipment under various non-cancelable lease agreements. The lease terms extend to October 2030 and contain extension of lease terms and expansion options. The leases have a weighted

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
average remaining lease term of 4.1 years as of September 30, 2022. The Company had deposits of $0.7 million included in long-term assets as of both September 30, 2022, and December 31, 2021 restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the leases.

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

Future minimum lease payments under non-cancelable operating leases as of September 30, 2022 are as follows (in thousands of dollars):

Year Ending December 31,	Amounts
Remainder of 2022	$1,149
2023	4,654
2024	4,423
2025	4,474
2026	1,389
Thereafter	1,524
Total future minimum lease payments	17,613
Less: amount representing interest	2,128
Present value of future lease payments	15,485
Less: short-term lease liabilities	3,958
Long-term lease liabilities	$11,527

The Company recognizes operating lease expense on a straight-line basis over the non-cancelable lease period. The following table summarizes operating lease expense and cash paid for amounts included in the measurement of lease liabilities (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease expense	$1,105	$982	$3,271	$2,460
Cash paid for amounts included in the measurement of lease liabilities	$1,148	$1,011	$3,360	$2,518

The company has leased laboratory equipment under various financing leases. The total right-of-use assets and total financing lease liabilities for these financing leases were $0.4 million and $0.5 million, respectively, as of September 30, 2022, and are included in property and equipment, net and other liabilities in the accompanying condensed consolidated balance sheets. As of December 31, 2021, the total right-of-use assets and total financing lease liabilities for these financing leases were $0.7 million and $0.6 million, respectively.

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

7. Debt

Loan and Security Agreement

On November 3, 2017, the Company entered into a loan and security agreement, or Loan and Security Agreement, with Silicon Valley Bank. The Loan and Security Agreement allowed the Company to borrow up to $35.0 million, with a $25.0 million advance term loan, or Term Loan Advance, and a revolving line of credit of up to $10.0 million, or Revolving Line of Credit. The Company had not drawn on the Revolving Line of Credit as of September 30, 2022. Borrowings under the Loan and Security Agreement matured on October 1, 2022. Amounts were borrowed and repaid under the Revolving Line of Credit up until the earliest of full repayment or maturity of the Loan and Security Agreement, termination of the Loan and Security Agreement, or October 1, 2022.

The Term Loan Advance bore interest at a variable rate equal to (i) the thirty-day U.S. London Interbank Offer Rate, or LIBOR, plus (ii) 4.20%, with a minimum rate of 5.43% per annum. Principal amounts outstanding under the Revolving Line of Credit bore interest at a variable rate equal to (i) LIBOR plus (ii) 3.50%, with a minimum rate of 4.70% per annum.

A final payment on the Term Loan Advance in the amount of $1.2 million was due upon the earlier of the maturity date of the Term Loan Advance or its payment in full. The Loan and Security Agreement contained customary representations, warranties, and events of default, as well as affirmative and negative covenants. As of September 30, 2022, the Company was in compliance with the loan covenants. The Company’s obligations under the Loan and Security Agreement were secured by substantially all of its assets (excluding intellectual property), subject to certain customary exceptions.

The debt obligation for borrowings made under the Loan and Security Agreement was as follows (in thousands of dollars):

	September 30, 2022	December 31, 2021
Debt principal	$—	$—
End-of-term debt obligation	1,187	1,026
Total debt obligation	$1,187	$1,026

As of September 30, 2022, the principal balance outstanding was one dollar. In October 2022, the Loan and Security Agreement matured, and the outstanding principal and final payment, totaling $1.2 million, was repaid in full.

The end-of-term debt obligation accreted over the term of the Loan and Security Agreement until maturity and is included in other income(loss), net in the Company's condensed consolidated statements of operations.

8. Stockholders’ Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows:

	September 30, 2022	December 31, 2021
Stock options and restricted stock units issued and outstanding	6,502,656	4,892,164
Stock options and restricted stock units available for grant under stock option plans	5,189,164	4,418,364
Common stock available for the Employee Stock Purchase Plan	1,335,353	1,490,130
Total	13,027,173	10,800,658

9. Components of Other Income (Loss)

Other income (loss), net consists of the following (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
French research tax credits	$962	$419	$2,790	$419
Interest income	573	27	824	46
Interest expense	(61)	(61)	(193)	(177)
Loss on currency revaluation	(597)	708	(673)	(1,159)
Other	(72)	109	(73)	109
	$805	$1,202	$2,675	$(762)

10. Income Taxes

The Company recorded income tax benefits of $0.2 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively, and $0.3 million and $5.3 million for the nine months ended September 30, 2022 and 2021, respectively. The income tax benefit for 2021 was primarily impacted by a discrete tax adjustment related to the release of certain valuation allowances on the Company's deferred tax assets upon recording of the deferred tax liabilities for the acquisition of Decipher Biosciences.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Based on its current analysis of the provisions, the Company does not believe this legislation will have a material impact on its consolidated financial statements.

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
We currently offer tests in thyroid cancer (Afirma); prostate cancer (Decipher Prostate); breast cancer (Prosigna); lung cancer (Percepta); interstitial lung diseases (Envisia); and bladder cancer (Decipher Bladder). Our tests for kidney cancer and lymphoma are in development, the latter as a companion diagnostic.
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

In March 2021, Veracyte acquired Decipher Biosciences, expanding our genomic testing menu into urologic cancers. The acquisition also provided Veracyte with Decipher GRID (Genomics Resource for Intelligent Discovery), a platform and database that helps drive biopharmaceutical partnerships, KOL engagement and pipeline development in urologic cancers.
In August 2021, we acquired HalioDx, giving us the capabilities and expertise to manufacture our own IVD test kits for use on the nCounter Analysis System. The acquisition also deepened our scientific expertise and capabilities in the rapidly growing area of immuno-oncology, further strengthening our offerings for biopharmaceutical and other partners.

COVID-19 and Macroeconomic Factors

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

In addition, ongoing interest rate increases and persistent inflation in the U.S. and other markets globally may increase the risk of an economic recession and volatility and dislocation in the capital or credit markets in the U.S. or globally. Moreover, the continued strengthening of the U.S. dollar compared to other currencies (including the Euro, in which a material portion of our European sales are denominated), has impacted and may continue to impact our results of operations. We intend to continue to monitor macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions as appropriate.

The extent of the impact of COVID-19 and other macroeconomic factors on our future liquidity and operational performance will depend on certain developments, including the deployment and long-term efficacy of vaccines; the duration and spread of the outbreak particularly in the form of more transmissible variants; the impact on our customers' operations; the impact to our sales and renewal cycles; changes in central bank policies and interest rates; rates of inflation; and changes in foreign currency exchange rates. See Risk Factors for further discussion.

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

Generally, we determine accrual rates by calculating an average of reimbursement from all payers for tests performed over a four-quarter period as it reduces the effects of temporary volatility and seasonality. The periods selected to determine accrual rates are at least six months old because it takes a significant period of time to collect from some payers. We may also determine accrual rates based on other factors such as coverage decisions, contracts, or more recent reimbursement data as appropriate.

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

Timing of Our Research and Development Expenses

We deploy state-of-the-art and costly genomic technologies in our biomarker discovery experiments, and our spending on these technologies may vary substantially from quarter to quarter. We also spend a significant amount on activities to secure clinical trial results in support of our testing and product development portfolio and on-market tests, as well as clinical validation and utilization studies. The timing of these research and development activities is difficult to predict, as is the timing of clinical trial enrollments and sample acquisitions. If a substantial number of clinical samples are acquired in a given quarter or if a high-cost experiment is conducted in one quarter versus the next, the timing of these expenses can affect our financial results. We conduct clinical studies to validate our new products, as well as on-going clinical studies to further the published evidence to support our commercialized tests. As these studies are initiated, start-up costs for each site can be significant and concentrated in a specific quarter. Spending on research and development, for both experiments and studies, may vary significantly by quarter depending on the timing of these various expenses.

Financial Overview

Revenue

Through September 30, 2022, we had derived most of our revenue from the sale of Decipher and Afirma tests, delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of cash collection from the third-party payer and individual patients. Third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Medicare	31%	31%	31%	31%
UnitedHealthcare	10%	9%	10%	10%
	41%	40%	41%	41%

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

Cost of Testing Revenue

The components of our cost of testing revenue are laboratory expenses, sample collection kit costs, sample collection expenses, compensation expense, license fees and royalties, depreciation, other expenses such as equipment and laboratory supplies, and allocations of facility and information technology expenses. Costs associated with performing tests are recorded as the test is processed regardless of whether and when revenue is recognized with respect to that test. As a result, our cost of testing revenue as a percentage of testing revenue may vary significantly from period to period because we may not recognize all revenue in the period in which the associated costs are incurred. We expect cost of testing revenue in absolute dollars to increase as the number of tests we perform increases. However, we expect that the cost per test will decrease over time due to leveraging fixed costs, efficiencies we may gain as test volume increases and from automation, process efficiencies and other cost reductions. As we introduce new tests, initially our cost of testing revenue will be high as we expect to run suboptimal batch sizes, run quality control batches, test batches, registry samples and generally incur costs that may suppress or reduce gross margins. This will disproportionately increase our aggregate cost of testing revenue until we achieve efficiencies in processing these new tests.

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

Research and Development

Research and development expenses include expenses incurred to develop our technology, collect clinical samples and conduct clinical studies to develop and support our products and pipeline. These expenses consist of compensation expenses, direct research and development expenses such as laboratory supplies and costs associated with setting up and conducting clinical studies at domestic and international sites, professional fees, depreciation and amortization, other miscellaneous expenses and allocation of facility and information technology expenses. We expense all research and development costs in the periods in which they are incurred. We incurred a majority of our research and development expenses in support of our pipeline products in 2021 and in the nine months ended September 30, 2022. Going forward, we expect to incur significant expense as we invest in the development of our pipeline products, including required clinical studies, the development of current tests for the nCounter instrument and the transition of manufacturing to our Veracyte SAS facility.

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

Intangible Asset Amortization

Our finite-lived intangible assets, acquired in business combinations, are being amortized over 4 to 15 years, using the straight-line method. Amortization expense is expected to be approximately $20.7 million per year through 2024 and decrease thereafter.

Interest Expense

Interest expense is attributable to our borrowings under debt agreements and costs associated with the prepayment of debt.

Other Income (Loss), Net

Other income (loss), net consists primarily of realized and unrealized gains and losses on foreign currency transactions, French research tax credits, interest expense on our debt and interest income from our cash held in interest bearing accounts. The French research tax credits (crédit d’impôt recherche or CIR) are generated by our wholly-owned subsidiary, Veracyte SAS, in connection with its research efforts performed in Marseille, France.

Foreign Currency Translation

The functional currency of our foreign subsidiary, Veracyte SAS, is the Euro. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using the exchange rates at the balance sheet date. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Revenue and expenses from our foreign subsidiaries are translated using the monthly average exchange rates in effect during the period in which the transactions occur. Foreign currency transaction gains and losses are recorded in other income (loss), net, on the condensed consolidated statements of operations.

Results of Operations

Comparison of the three and nine months ended September 30, 2022 and 2021 (in thousands of dollars, except percentages and test volume):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	%	2022	2021	Change	%
Revenue:
Testing revenue	$64,577	$50,897	$13,680	27%	$180,275	$134,768	$45,507	34%
Product revenue	3,314	2,959	355	12%	9,401	8,706	695	8%
Biopharmaceutical and other revenue	7,701	6,514	1,187	18%	26,563	8,704	17,859	205%
Total revenue	75,592	60,370	15,222	25%	216,239	152,178	64,061	42%
Operating expense:
Cost of testing revenue	19,816	16,073	3,743	23%	55,923	42,494	13,429	32%
Cost of product revenue	1,981	1,491	490	33%	5,202	4,304	898	21%
Cost of biopharmaceutical and other revenue	4,211	4,079	132	3%	13,626	4,720	8,906	189%
Research and development	10,773	8,006	2,767	35%	29,316	19,591	9,725	50%
Selling and marketing	25,678	21,670	4,008	18%	73,433	57,628	15,805	27%
General and administrative	17,600	20,749	(3,149)	(15)%	58,310	82,504	(24,194)	(29)%
Intangible asset amortization	5,213	4,983	230	5%	16,090	10,507	5,583	53%
Total operating expenses	85,272	77,051	8,221	11%	251,900	221,748	30,152	14%
Loss from operations	(9,680)	(16,681)	7,001	(42)%	(35,661)	(69,570)	33,909	(49)%
Other income (loss), net	805	1,202	(397)	(33)%	2,675	(762)	3,437	(451)%
Loss before income taxes	(8,875)	(15,479)	6,604	(43)%	(32,986)	(70,332)	37,346	(53)%
Income tax benefit	(152)	(1,350)	1,198	(89)%	(270)	(5,297)	5,027	(95)%
Net loss	$(8,723)	$(14,129)	$5,406	(38)%	$(32,716)	$(65,035)	$32,319	(50)%
Other Operating Data:
Diagnostic tests reported	24,000	18,842	5,158	27%	67,661	50,127	17,534	35%
Product tests sold	2,374	2,130	244	11%	6,862	6,138	724	12%
Total test volume	26,374	20,972	5,402	26%	74,523	56,265	18,258	32%

Depreciation and amortization expense	$6,321	$6,138	$183	3%	$19,372	$13,189	$6,183	47%
Stock-based compensation expense	$7,442	$8,234	$(792)	(10)%	$20,423	$16,154	$4,269	26%

Revenue

Revenue increased $15.2 million for the three months ended September 30, 2022 compared to the same period in 2021. This was primarily due to a $13.7 million increase in testing revenue driven by a 27% volume increase in our diagnostic tests, as well as a $1.2 million increase in our Biopharmaceutical and other revenue. Testing revenue and tests reported for the three months ended September 30, 2022 increased primarily due to continued adoption of our Decipher and Afirma tests. Product revenue increased $0.4 million for the three months ended September 30, 2022 compared to the same period in 2021, primarily due to an increase in product tests sold and sales of the nCounter Analysis System, partially offset by a decline in currency exchange rates. Biopharmaceutical and other revenue primarily increased for the three months ended September 30, 2022 driven primarily by the contribution of the HalioDx acquisition.

Revenue increased $64.1 million for the nine months ended September 30, 2022 compared to the same period in 2021. This was primarily due to a $45.5 million increase in testing revenue driven by a 35% volume increase in our diagnostic tests, as well as a $17.9 million increase in our Biopharmaceutical and other revenue. Testing revenue and tests reported for the nine months ended September 30, 2022 increased primarily due to the addition of the Decipher urology tests following our acquisition of Decipher Biosciences on March 12, 2021, which contributed $41.4 million to the increase in testing revenue during the nine months ended September 30, 2022. Product revenue increased $0.7 million for the nine months ended September 30, 2022 compared to the same period in 2021, primarily driven by an increase in product tests sold and sales of the nCounter Analysis System, partially offset by a decline in currency exchange rates. Biopharmaceutical and other revenue primarily increased for the nine months ended September 30, 2022 driven primarily by the contribution of the HalioDx acquisition.

Cost of revenue

Comparison of the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	%	2022	2021	Change	%
Cost of testing revenue:
Laboratory costs	$9,492	$8,777	$715	8%	$27,790	$23,489	$4,301	18%
Sample collection costs	2,724	1,337	1,387	104%	7,170	3,989	3,181	80%
Compensation expense	4,522	3,111	1,411	45%	12,738	8,381	4,357	52%
License fees and royalties	26	332	(306)	(92)%	(1)	585	(586)	(100)%
Depreciation and amortization	280	291	(11)	(4)%	935	830	105	13%
Other expenses	1,257	972	285	29%	3,058	2,032	1,026	50%
Allocations	1,515	1,253	262	21%	4,233	3,188	1,045	33%
Total	$19,816	$16,073	$3,743	23%	$55,923	$42,494	$13,429	32%
Cost of product revenue:
Product costs	$1,460	$1,201	$259	22%	$3,933	$3,459	$474	14%
License fees and royalties	276	271	5	2%	825	789	36	5%
Depreciation and amortization	61	19	42	221%	112	56	56	100%
Other expenses	160	—	160	NM	281	—	281	NM
Allocations	24	—	24	NM	51	—	51	NM
Total	$1,981	$1,491	$490	33%	$5,202	$4,304	$898	21%
Cost of biopharmaceutical and other revenue:
Compensation expense	$2,030	$1,770	$260	15%	$6,907	$1,862	$5,045	271%
License fees and royalties	13	6	7	117%	84	6	78	1,300%
Depreciation and amortization	96	84	12	14%	271	84	187	223%
Other expenses	2,001	2,219	(218)	(10)%	6,196	2,768	3,428	124%
Allocations	71	—	71	NM	168	—	168	NM
Total	$4,211	$4,079	$132	3%	$13,626	$4,720	$8,906	189%

Cost of testing revenue increased $3.7 million for the three months ended September 30, 2022 compared to the same period in 2021. The increase for cost of testing is related to increased volume in testing, primarily related to Decipher.

Cost of testing revenue increased $13.4 million for the nine months ended September 30, 2022 compared to the same period in 2021. Following the acquisition of Decipher Biosciences in March 2021, its operations are included in cost of testing revenue. The remaining increase for cost of testing is related to increased volume in testing, primarily related to Afirma.

Cost of product revenue is related to sales of Prosigna. Cost of product revenue increased $0.5 million, or 33%, for the three months ended September 30, 2022 compared to the same period in 2021, primarily due to an increased volume of test and system sales.

Cost of product revenue increased $0.9 million, or 21%, for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to an increased volume of test and system sales.

Cost of biopharmaceutical and other revenue includes labor costs incurred by our employees working on customer projects, laboratory supplies and pass-through expenses incurred on these projects. Cost of biopharmaceutical and other revenue includes the operations of HalioDx following its acquisition on August 2, 2021.

Research and development

Comparison of the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	%	2022	2021	Change	%
Research and development expense:
Compensation expense	$6,647	$5,422	$1,225	23%	$20,341	$13,863	$6,478	47%
Direct research and development expense	1,896	1,382	514	37%	3,944	2,840	1,104	39%
Depreciation and amortization	126	285	(159)	(56)%	360	405	(45)	(11)%
Other expenses	1,330	323	1,007	312%	2,633	927	1,706	184%
Allocations	774	594	180	30%	2,038	1,556	482	31%
Total	$10,773	$8,006	$2,767	35%	$29,316	$19,591	$9,725	50%

Research and development expense increased $2.8 million, or 35%, for the three months ended September 30, 2022 compared to the same period in 2021. The operations of HalioDx are included in research and development expense following our acquisition of it in August 2021. The remaining increase is primarily due to expense related to headcount and annual compensation increases.

Research and development expense increased $9.7 million, or 50%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase in compensation expense was primarily due to an increase in headcount, including the additions of new personnel from the acquisitions of Decipher Biosciences and HalioDx.

Selling and marketing

Comparison of the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	%	2022	2021	Change	%
Selling and marketing expense:
Compensation expense	$19,102	$15,335	$3,767	25%	$54,691	$40,951	$13,740	34%
Direct marketing expense	1,650	1,629	21	1%	4,671	5,683	(1,012)	(18)%
Other expenses	3,435	3,220	215	7%	9,894	7,541	2,353	31%
Allocations	1,491	1,486	5	—%	4,177	3,453	724	21%
Total	$25,678	$21,670	$4,008	18%	$73,433	$57,628	$15,805	27%

Selling and marketing expense increased $4.0 million, or 18%, for the three months ended September 30, 2022 compared to the same period in 2021. The increase in compensation expense was primarily due to the addition of HalioDx employees in August 2021. The increase in other expenses was primarily due to increased travel and entertainment expense given limited travel in the prior year.

Selling and marketing expense increased $15.8 million, or 27%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase in compensation expense was primarily due to the addition of Decipher employees in March 2021, as well as HalioDx employees in August 2021. The increase in other expenses was primarily due to the addition of Decipher Biosciences, along with increased travel and entertainment.

General and administrative

Comparison of the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	%	2022	2021	Change	%
General and administrative expense:
Compensation expense	$12,031	$12,135	$(104)	(1)%	$38,721	$52,871	$(14,150)	(27)%
Occupancy expenses	1,424	1,502	(78)	(5)%	4,416	3,622	794	22%
Depreciation and amortization	547	476	71	15%	1,598	1,307	291	22%
Other expenses	7,473	9,969	(2,496)	(25)%	24,242	32,901	(8,659)	(26)%
Allocations	(3,875)	(3,333)	(542)	16%	(10,667)	(8,197)	(2,470)	30%
Total	$17,600	$20,749	$(3,149)	(15)%	$58,310	$82,504	$(24,194)	(29)%

General and administrative expense decreased by $3.1 million for the three months ended September 30, 2022, compared to the same period in 2021. This decrease is driven by expenses recognized in the three months ended September 30, 2021 related to the acquisition of HalioDx, including $2.0 million of stock-based compensation and $3.9 million of professional fees and other costs associated with the transaction. The remaining increase was driven primarily in compensation related to the acquisition of HalioDx in August 2021, headcount additions and annual compensation adjustments. General and administrative expenses related to occupancy costs and information technology costs are allocated to general and administrative expense, selling and marketing expense, research and development expense, and cost of revenue based on the headcount and employee location.

General and administrative expense decreased by $24.2 million for the nine months ended September 30, 2022, compared to the same period in 2021. This decrease is driven by expenses recognized in the nine months ended September 30, 2021 related to the acquisition of Decipher Biosciences, including $27.0 million of stock-based compensation and $18.3 million of professional fees and other costs associated with the transaction. Following the acquisitions of Decipher Biosciences in March 2021 and HalioDx in August 2021, their operations contributed to an increase in general and administrative expenses. Additionally, we recorded expense of $3.3 million in the nine months ended September 30, 2022 related to the impairment of an intangible asset. The remaining increase was primarily due to annual compensation adjustments and investments in infrastructure.

Other income (loss), net

Other income (loss), net, decreased $0.4 million for the three months ended September 30, 2022 compared to the same period in 2021, due to a decrease of $1.3 million of unrealized foreign currency loss partially offset by an increase of $0.5 million from operations in France related to the CIR during the period and an increase of $0.5 million from interest and dividend income. We recognize other income from the CIR over time based on when the research and development expenses are incurred.

Other income (loss), net, increased $3.4 million for the nine months ended September 30, 2022 compared to the same period in 2021, due to an increase of $2.4 million from operations in France related to the CIR during the period, an increase of $0.8 million from interest and dividend income and an increase of $0.5 million due to unrealized foreign currency loss.

Income tax benefit

We recorded income tax benefits of $0.2 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively, and $0.3 million and $5.3 million for the nine months ended September 30, 2022 and 2021, respectively. The income tax benefit for 2021 was primarily impacted by a discrete tax adjustment related to the release of certain valuation allowances on our deferred tax assets upon recording of the deferred tax liabilities for the acquisition of Decipher Biosciences.

Liquidity and Capital Resources

From inception through September 30, 2022, we have been financed primarily through net proceeds from the sale of our equity securities. We have incurred net losses since our inception. For the nine months ended September 30, 2022, we had a net loss of $32.7 million, and we expect to incur additional losses for the remainder of 2022 and potentially in future years. As of September 30, 2022, we had an accumulated deficit of $389.9 million.

We believe our existing cash and cash equivalents and short-term investments of $170.1 million as of September 30, 2022, and our revenue during the next 12 months, will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the filing date of this report. We expect that our near- and longer-term liquidity requirements will continue to consist of costs to run our laboratories, research and development expenses, selling and marketing expenses, general and administrative expenses, working capital, capital expenditures, lease obligations and general corporate expenses associated with the growth of our business. However, we may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to generate revenue to finance our cash requirements, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. If we raise funds by issuing equity securities, dilution to stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, restrictions on our cash and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third-party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives, or forgo potential acquisitions or investments. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to us.

Operating Leases

We lease office and laboratory facilities in South San Francisco and San Diego, California; Austin, Texas; Marseille, France; and Richmond, Virginia, and lease certain equipment under various non-cancelable lease agreements. The lease terms extend to October 2030 and contain extension of lease term and expansion options. As of September 30, 2022, the leases have a weighted average remaining lease term of 4.1 years and total future minimum lease payments of $17.6 million.

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

Loan and Security Agreement

On November 3, 2017, we entered into the Loan and Security Agreement with Silicon Valley Bank. The Loan and Security Agreement allows us to borrow up to $35.0 million, with a $25.0 million term loan, or Term Loan, and a revolving line of credit of up to $10.0 million, or the Revolving Line of Credit, subject to, with respect to the Revolving Line of Credit, a borrowing base of 85% of eligible accounts receivable. As of September 30, 2022, the principal balance outstanding was one dollar. In addition, a final payment on the Term Loan in the amount of $1.2 million is due upon the maturity date. In October 2022, the Loan and Security Agreement matured, and we repaid the outstanding principal and final payment totaling $1.2 million.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands of dollars):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(2,209)	$(40,067)
Net cash used in investing activities	(2,953)	(739,591)
Net cash provided by financing activities	3,401	596,147

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2022 was $2.2 million. The net loss of $32.7 million includes non-cash charges of $19.9 million of stock-based compensation expense, $19.4 million of depreciation and amortization, which includes $16.1 million of intangible asset amortization, $3.3 million of impairment of intangible asset and non-cash lease expense of $2.5 million. Cash used as a result of changes in operating assets and liabilities was $16.0 million, primarily comprising a decrease in accrued liabilities and deferred revenue of $6.0 million, an increase in accounts receivable of $4.4 million, an increase in supplies and inventory of $2.8 million, a decrease in operating lease liability of $2.6 million and a $0.1 million impact from other working capital accounts.

Cash used in operating activities for the nine months ended September 30, 2021 was $40.1 million. The net loss of $65.0 million includes non-cash charges of $15.8 million of stock-based compensation expense, $13.2 million of depreciation and amortization, which includes $10.5 million of intangible asset amortization, noncash lease expense of $1.6 million, a $0.3 million expense for the revaluation of the contingent consideration related to the NanoString transaction and $5.3 million of deferred income taxes. Cash used as a result of changes in operating assets and liabilities was $2.3 million primarily comprising an increase in accounts receivable of $6.3 million, an increase in prepaid expense and other current assets of $1.9 million and a decrease in operating lease liability of $1.7 million partially offset by an increase in accounts payable of $3.9 million and an increase in accrued liabilities and deferred revenue of $3.3 million.

Cash Flows from Investing Activities

Cash used in investing activities, for the nine months ended September 30, 2022, was $3.0 million for the purchase and maturity of short-term investments and purchase of property and equipment.

Cash used in investing activities for the nine months ended September 30, 2021 was $739.6 million consisting of $574.4 million for the acquisition of Decipher Biosciences, $163.6 million for the acquisition of HalioDx and $4.5 million for the acquisition of property and equipment partially offset by $3.0 million of proceeds from the sale of an equity investment.

Cash Flows from Financing Activities

Cash provided by financing activities, for the nine months ended September 30, 2022, was $3.4 million, consisting of $6.1 million in proceeds from the exercise of options to purchase our common stock and the purchase of stock under our Employee Stock Purchase Plan, or ESPP, partially offset by $2.6 million in tax payments during the period related to the vesting of restricted stock units granted to employees.

Cash provided by financing activities for the nine months ended September 30, 2021 was $596.1 million, consisting of $593.8 million in net proceeds from the issuance of common stock in a public offering in February 2021 and $10.6 million in proceeds from the exercise of options to purchase our common stock and the purchase of stock under our ESPP, partially offset by $8.3 million in tax payments during the period related to the vesting of restricted stock units granted to employees.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $170.1 million as of September 30, 2022 which consisted of bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited interim condensed financial statements.

Foreign Currency Risk

As of September 30, 2022 we held $5.0 million of bank deposits and time deposits denominated in Euros. Such Euro denominated deposits carry a degree of risk from changes in currency exchange rates as the gains or losses from changes in exchange rates are included in our net loss and comprehensive loss. As of September 30, 2022 a hypothetical 10% appreciation or depreciation of the U.S. dollar relative to the Euro would have increased or decreased our net loss by $0.5 million for nine months ended September 30, 2022.

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

(b)Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout our Company. There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•If we are unable to grow sales of our portfolio of tests including Prosigna, Envisia, and Decipher Bladder, or we are unable to launch or commercialize our new tests, our business may suffer.
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

We have incurred net losses since our inception. For the nine months ended September 30, 2022 and 2021, we had net losses of $33 million and $65 million, respectively. As of September 30, 2022, we had an accumulated deficit of $390 million. We expect to incur additional losses in the future, and we may never achieve revenue sufficient to offset our expenses. We have experienced and may continue to experience decreases in total test volume due to the impact of COVID-19, including as a result of additional COVID-19 variants. Additionally, in 2022, widespread inflationary pressures in the U.S. and across global economies resulted in higher costs for our raw materials, non-material costs, labor and other business costs, and significant increases in the future could adversely affect our results of operations. We expect to continue to devote substantially all of our resources to increase adoption of and reimbursement for our molecular diagnostic portfolio of tests, and the development of additional tests. We may never achieve or sustain profitability, and our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

Our financial results currently depend mainly on sales of our Afirma and Decipher Prostate tests, and we will need to generate sufficient revenue from these and our other diagnostic tests to grow our business.

Most of our revenue to date has been derived from the sale of our Afirma tests, which are used in the diagnosis of thyroid cancer. We also derive significant revenue from our Decipher urological tests. Over the next few years, we expect to continue to derive a substantial portion of our revenue from sales of our Afirma and Decipher tests. To date, we have derived a smaller portion of our revenue from our Prosigna, Percepta, Envisia, and Immunoscore tests. Once tests are clinically validated and commercially available for patient testing, we must continue to develop and publish evidence that our tests are informing clinical decisions in order for them to receive positive coverage decisions by payers. Without coverage policies, our tests may not be reimbursed and we will not be able to recognize revenue. We cannot guarantee that tests we commercialize will gain and maintain positive coverage decisions and therefore, we may never realize revenue from tests we commercialize. In addition, we are in various stages of research and development for other diagnostic tests that we may offer, but there can be no assurance that we will be able to identify other diseases that can be effectively addressed or, if we are able to identify such diseases, whether or when we will be able to successfully commercialize solutions for these diseases and obtain the evidence and coverage decisions from payers. If we are unable to increase sales and expand reimbursement for our Afirma, Decipher Prostate, Prosigna, Envisia, and Decipher Bladder tests, or develop and commercialize other tests, our revenue and our ability to achieve and sustain profitability would be impaired, and the market price of our common stock could decline.

If we are unable to grow sales of our portfolio of tests including Prosigna, Envisia, and Decipher Bladder, or we are unable to launch or commercialize our new tests, our business may suffer.

Although Prosigna, Envisia, and Decipher Bladder have not contributed significant revenue to date, we expect them to grow and become an increasingly important component of our strategic focus, as well as our results of operations. We plan to introduce new tests going forward as well. There can be no assurance that we will be successful in our launch or commercialization of new tests, nor that physicians will request our new tests be performed in sufficient volumes for our revenue to meet our projections. Additionally, we anticipate expanding the reach of our tests to international markets through the distribution of the nCounter Analysis System; if our distribution of this platform is unsuccessful, or if our products are not widely adopted internationally, our business and results of operations may be adversely affected.

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

Revenue for tests performed on patients covered by Medicare and UnitedHealthcare Group was 31% and 10%, respectively, of our revenue for the nine months ended September 30, 2022, compared with 31% and 10%, respectively, for the nine months ended September 30, 2021. The percentage of our revenue derived from significant payers is expected to fluctuate from period to period as our revenue fluctuates, as additional payers provide reimbursement for our tests or if one or more payers were to stop reimbursing for our tests or change their reimbursed amounts. Effective January 2012, Palmetto GBA, the regional Medicare Administrative Contractor, or MAC, that handled claims processing for Medicare services over our jurisdiction at that time, issued coverage and payment determinations for our Afirma Classifiers now covered by Noridian Healthcare Solutions, the current MAC for our jurisdiction, through the Molecular Diagnostics Services Program, or MolDX program, administered by Palmetto GBA, under an LCD.

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

The COVID-19 pandemic and the ongoing emergence of new variants has caused, and continues to cause, significant volatility in global financial markets. Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions and quarantines, have contributed to a general slowdown in the global economy, adversely impacted patients, physicians, customers, suppliers, third-party contract manufacturers, and collaboration partners, and disrupted our operations. The global COVID-19 pandemic continues to evolve. Certain jurisdictions have begun re-opening only to return to restrictions due to increases in new COVID-19 cases and the emergence of new variant strains of COVID-19. Changes in our operations in response to COVID-19 or employee illnesses resulting from the pandemic may result in inefficiencies or delays, including in sales and product development efforts, timing to receive patient sample shipments and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession planning, employees working remotely or teleconferencing technologies. To date, the FDA has approved several vaccines, certain of which are subject to an Emergency Use Authorization, or EUA, for certain uses. Although vaccines are increasingly available in the United States and Europe, and certain countries in South America, Asia and Oceania, there can be no guarantee that the vaccines will be effective against new strains of the virus or that the vaccines will be broadly accepted. Also there can be no guarantee that federal, state, local and foreign agencies will not continue to take other cautionary steps to combat the virus to reduce the incidence of new cases, which could negatively impact our volumes and revenue and limit our ability to reliably forecast our test volumes and levels of revenue.

COVID-19 and related governmental reactions have had and may continue to have a negative impact on our business, liquidity, results of operations, and stock price due to the occurrence of some or all of the following events or circumstances among others:

•Inability of healthcare providers to deliver anticipated total test volumes due to temporary or permanent staff attrition.
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

In addition, changes in the way the European Union, or EU, regulates LDTs could result in additional expenses for offering our current and any future tests or possibly delay or suspend development, or commercialization of such tests. The EU Regulation (EU) 2017/746 of April 5, 2017, repealing the IVDD, referred to as the IVD Medical Devices Regulation, or IVDR, became applicable on May 26, 2022 (subject to certain transition provisions). Under the IVDR, the general safety and performance requirements set out in Annex I are also applicable to devices that are not placed on the market but used in the context of a commercial activity. If our tests do not qualify for an exemption, we may be subject to the full application of the IVDR with respect to some or all of our existing, as well as future, tests, and we would be required to expend additional time and resources to complying with the requirements of the IVDR. Following Brexit, the IVDR will not be applicable in Great

Britain (although it will apply in Northern Ireland), but the UK government is currently undertaking a consultation on the regime applicable to in vitro diagnostics in the UK, and it is anticipated that similar provisions will be introduced as under the IVDR.

If the FDA or foreign authorities were to require us to seek clearance, approval or certification for our existing tests that are not currently cleared, approved, or certified or any of our future products for clinical use, we may not be able to obtain such clearances, approvals or certifications on a timely basis, or at all. While we believe our Afirma, Decipher Prostate Biopsy, Decipher Prostate RP, Percepta, Envisia, and Decipher Bladder classifiers, as well as Immunoscore, would likely qualify for the “grandfathered” tests treatment, there can be no assurance of what the FDA might ultimately require if it issues a rule or if legislative reforms are enacted. If premarket reviews or certifications are required, our business could be negatively impacted if we are required to stop selling our products pending their clearance, approval or certification. In addition, the launch of any new products that we develop could be delayed by the implementation of future FDA or foreign regulations. The cost of complying with premarket review or certification requirements, including obtaining clinical data, could be significant. In addition, future regulation by the FDA or foreign authorities could subject our business to further regulatory risks and costs. Failure to comply with applicable regulatory requirements of the FDA or foreign authorities could result in enforcement action, including receiving untitled or warning letters, fines, injunctions, or civil or criminal penalties. Any such enforcement action would have a material adverse effect on our business, financial condition and operations. In addition, our sample collection kits are listed as Class I devices with the FDA. If the FDA were to determine that they are not Class I devices or otherwise not exempt from 510(k) clearance requirements, we would be required to file 510(k) premarket notifications and obtain FDA clearance to use the containers, which could be time consuming and expensive.

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

The IVDR will not be implemented in Great Britain, and since January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, has become the sovereign regulatory authority responsible for the Great Britain (i.e., England, Wales and Scotland) medical device market according to the requirements provided in the Medical Devices Regulations 2002 (SI 2002 No 618, as amended). The UK regulation implemented the three pre-existing EU directives, including the IVDD. Following the end of the Brexit transitional period on January 1, 2021, new regulations require medical devices to be registered with the MHRA before being placed on the Great Britain market. The MHRA only registers devices where the manufacturer or their United Kingdom, or UK, Responsible Person has a registered place of business in the UK. Manufacturers based outside the UK need to appoint a UK Responsible Person that has a registered place of business in the UK to register devices with the MHRA. By July 1, 2023, in Great Britain, all medical devices will require a UK Conformity Assessed, or UKCA, mark but CE marks issued by EU notified regulatory bodies will remain valid until this time. Manufacturers may choose to use the UKCA mark on a voluntary basis until June 30, 2023.

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

Certain of our products are regulated as IVD MDs, including Prosigna and the nCounter Analysis System. Accordingly, we and certain of our contract manufacturers are subject to ongoing International Organization for Standardization, or ISO, obligations as well as requirements under CLIA and state laboratory quality statutes and regulations, the FDC Act and related FDA regulations, and other statutory and regulatory requirements enforced by other government authorities. These may include routine inspections by notified bodies, FDA, CMS, and other health authorities, of our manufacturing facilities and our records for compliance with standards such as ISO 13485 and the QSR, which establish extensive requirements for quality assurance and control as well as manufacturing and change control procedures, among other things. These inspections may include the manufacturing facilities of any suppliers. In the event that a supplier fails to maintain compliance with regulatory or our quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result. We are also subject to other regulatory obligations, such as registration of our company offices and facilities and the listing of our devices with the FDA (and similar listings and certifications in certain other countries); continued adverse event and malfunction reporting; reporting certain corrections and removals; and labeling and promotional requirements.

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
•establish recourse for damage caused by a defective device; and
•strengthen rules for the assessment of certain high-risk devices that may have to undergo an additional check by experts before they are placed on the market.

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

Our business or financial results may be adversely impacted by uncertain economic conditions, including: the impact of the COVID-19 pandemic, adverse changes in interest rates, foreign currency exchange rates, tax laws or tax rates; inflation; a recession; contraction in the availability of credit in the marketplace due to legislation or other economic conditions, which may potentially impair our ability to access the capital markets on terms acceptable to us or at all; and the effects of government initiatives to manage economic conditions. Many of the countries in which we operate, including the U.S. and those in Europe, have experienced and continue to experience uncertain economic conditions, including increased inflation rates, resulting from global as well as local factors. For example, in February 2022, Russia launched a significant military action against Ukraine, the short and long-term implications of which are difficult to predict at this time. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by the U.S. and the European Union, and other countries and companies and organizations, could adversely affect the global economy and financial markets and thus could affect our business and results of operations, as well as the price of our common stock and our ability to raise additional capital when needed on acceptable terms.

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

We expect continued capital expenditures and operating losses over the next few years as we expand our infrastructure, commercial operations and research and development activities. We may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third-party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. The trading prices for our common stock and other biotechnology companies have been highly volatile as a result of the COVID-19 pandemic, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to our company.

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

The CCPA established individual privacy rights for California consumers and places increased privacy and data security obligations on entities handling personal information of consumers or households. The CCPA was amended several times after its enactment, most recently by the California Privacy Rights Act, or the CPRA, which, as of its effective date of January 1, 2023, gives California residents expanded privacy rights, including the right to opt out of certain personal information sharing, the use of “sensitive personal information,” and the use of personal information for automated decision-making or targeted advertising. The CCPA and CPRA provide for civil penalties and a private right of action for data breaches that is expected to increase data breach litigation. The CCPA and CPRA may increase our compliance costs and potential liability. Following the lead of California, several other states, including Colorado, Utah, Virginia and Connecticut have each enacted laws similar to the CCPA/CPRA and other states are considering enacting privacy laws as well. The multiple layers of privacy law within the United States could increase our potential liability, increase our compliance costs, and adversely affect our business.

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

We have never paid dividends on any of our capital stock and currently intend to retain any future earnings to fund the growth of our business. We may enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future.

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

Date: November 3, 2022

VERACYTE, INC.

By:	/s/ Rebecca Chambers
Rebecca Chambers Chief Financial Officer