Form 10-Q
period 2023-03-31
VERACYTE, INC.
filed 2023-05-05
CIK 1384101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
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

As of May 1, 2023, there were 72,417,156 shares of common stock, par value $0.001 per share, outstanding.

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
•the impact of inflation, rising interest rates and foreign exchange fluctuations, turmoil in the global banking and finance system, as well as the conflict in Ukraine, energy and supply chain disruptions, and market volatility resulting from the above, on our business;
•the impact of the COVID-19 pandemic on our business and the U.S. and global economy;
•our ability to continue to receive quality reagents from certain single source suppliers;
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
•our ability to obtain and maintain Medicare and commercial payer coverage for each of our tests;
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

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements-(Unaudited)

VERACYTE, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share and par value amounts)

	March 31, 2023	December 31, 2022
		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$177,890	$154,247
Short-term investments	—	24,605
Accounts receivable	45,489	44,021
Supplies and inventory	13,306	14,294
Prepaid expenses and other current assets	14,818	11,469
Total current assets	251,503	248,636
Property, plant and equipment, net	18,072	17,702
Right-of-use assets, operating leases	11,308	13,160
Intangible assets, net	170,226	174,866
Goodwill	699,718	695,891
Restricted cash	749	749
Other assets	5,543	5,418
Total assets	$1,157,119	$1,156,422
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,655	$11,911
Accrued liabilities	30,641	37,774
Current portion of deferred revenue	2,194	2,613
Current portion of acquisition-related contingent consideration	3,300	6,060
Current portion of operating lease liabilities	4,076	4,070
Current portion of other liabilities	127	186
Total current liabilities	55,993	62,614
Deferred tax liabilities	4,594	4,531
Acquisition-related contingent consideration, net of current portion	4,773	2,498
Operating lease liabilities, net of current portion	9,709	10,648
Other liabilities	791	931
Total liabilities	75,860	81,222
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 72,383,140 and 71,959,454 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	72	72
Additional paid-in capital	1,509,861	1,500,191
Accumulated deficit	(401,808)	(393,717)
Accumulated other comprehensive loss	(26,866)	(31,346)
Total stockholders’ equity	1,081,259	1,075,200
Total liabilities and stockholders’ equity	$1,157,119	$1,156,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
 Condensed Consolidated Statements of Operations
 (Unaudited)
 (In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue:
Testing revenue	$72,396	$55,980
Product revenue	3,892	2,979
Biopharmaceutical and other revenue	6,134	8,824
Total revenue	82,422	67,783
Operating expenses:
Cost of testing revenue	19,648	17,523
Cost of product revenue	2,162	1,575
Cost of biopharmaceutical and other revenue	4,419	4,615
Research and development	12,769	9,166
Selling and marketing	26,130	23,754
General and administrative	22,463	20,912
Intangible asset amortization	5,329	5,486
Total operating expenses	92,920	83,031
Loss from operations	(10,498)	(15,248)
Other income, net	2,407	784
Loss before income taxes	(8,091)	(14,464)
Income tax benefit	—	(3)
Net loss	$(8,091)	$(14,461)
Net loss per common share, basic and diluted	$(0.11)	$(0.20)
Shares used to compute net loss per common share, basic and diluted	72,175,457	71,229,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
 Condensed Consolidated Statements of Comprehensive Loss
 (Unaudited)
 (In thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(8,091)	$(14,461)
Other comprehensive income (loss):
Change in currency translation adjustments	4,480	(5,598)

Net comprehensive loss	$(3,611)	$(20,059)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	71,959	$72	$1,500,191	$(393,717)	$(31,346)	$1,075,200
Issuance of common stock on exercise of stock options and vesting of restricted stock units	332	—	1,988	—	—	1,988
Issuance of common stock under employee stock purchase plan (ESPP)	92	—	1,974	—	—	1,974
Tax portion of vested restricted stock units	—	—	(2,277)	—	—	(2,277)
Stock-based compensation expense (employee)	—	—	7,612	—	—	7,612
Stock-based compensation expense (ESPP)	—	—	373	—	—	373
Net loss	—	—	—	(8,091)	—	(8,091)
Other comprehensive income	—	—	—	—	4,480	4,480
Balance at March 31, 2023	72,383	$72	$1,509,861	$(401,808)	$(26,866)	$1,081,259

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	71,123	$71	$1,468,683	$(357,157)	$(15,083)	$1,096,514
Issuance of common stock on exercise of stock options and vesting of restricted stock units	228	—	1,422	—	—	1,422
Issuance of common stock under ESPP	82	—	2,115	—	—	2,115
Tax portion of vested restricted stock units	—	—	(1,447)	—	—	(1,447)
Stock-based compensation expense (employee)	—	—	6,230	—	—	6,230
Stock-based compensation expense (non-employee)	—	—	11	—	—	11
Stock-based compensation expense (ESPP)	—	—	404	—	—	404
Net loss	—	—	—	(14,461)	—	(14,461)
Other comprehensive loss	—	—	—	—	(5,598)	(5,598)
Balance at March 31, 2022	71,433	$71	$1,477,418	$(371,618)	$(20,681)	$1,085,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(8,091)	$(14,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,670	6,556
Loss on disposal of property, plant and equipment	121	—
Stock-based compensation	7,985	6,645
Benefit from income taxes	—	(3)
Interest on end-of-term debt obligation	—	53
Noncash lease expense	903	587
Revaluation of acquisition-related contingent consideration	(485)	31
Effect of foreign currency on operations	(224)	131
Impairment loss	1,410	—
Changes in operating assets and liabilities:
Accounts receivable	(1,302)	(3,575)
Supplies and inventory	1,055	(1,201)
Prepaid expenses and other current assets	(3,064)	(2,139)
Other assets	(491)	451
Operating lease liabilities	(950)	(597)
Accounts payable	2,012	(960)
Accrued liabilities and deferred revenue	(7,721)	(390)
Net cash used in operating activities	(2,172)	(8,872)
Investing activities
Purchase of short-term investments	(19,700)	—
Proceeds from sale of short-term investments	39,773	—
Proceeds from maturity of short-term investments	5,000	—
Purchases of property, plant and equipment	(993)	(2,453)
Net cash provided by (used in) investing activities	24,080	(2,453)
Financing activities
Payment of long-term debt	—	(100)
Payment of taxes on vested restricted stock units	(2,277)	(1,447)
Proceeds from the exercise of common stock options and employee stock purchases	3,962	3,537
Net cash provided by financing activities	1,685	1,990
Increase (decrease) in cash, cash equivalents and restricted cash	23,593	(9,335)
Effect of foreign currency on cash, cash equivalents and restricted cash	50	(247)
Net increase (decrease) in cash, cash equivalents and restricted cash	23,643	(9,582)
Cash, cash equivalents and restricted cash at beginning of period	154,996	173,946
Cash, cash equivalents and restricted cash at end of period	$178,639	$164,364
Supplementary cash flow information:
Purchases of property, plant and equipment included in accounts payable and accrued liability	$1,624	$342
Cash, Cash Equivalents and Restricted Cash:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$177,890	$154,247
Restricted cash	749	749
Total cash, cash equivalents and restricted cash	$178,639	$154,996

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

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2023 and 2022, the condensed consolidated statements of stockholders' equity for the three months ended March 31, 2023 and 2022, and the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results, stockholders' equity and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2022 has been derived from audited financial statements. The results for the three months ended March 31, 2023 are not indicative of the results expected for the full year or any other period. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company operates in one segment.

The accompanying interim period condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Use of Estimates

The preparation of unaudited interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates include: revenue recognition; the useful lives of property, plant and equipment; the recoverability of long-lived assets; the incremental borrowing rates for leases; accounting for acquisitions; the estimation of the fair value of intangible assets and contingent consideration; stock based compensation; income tax uncertainties, including a valuation allowance for deferred tax assets; credit related losses on investments; and allowance for credit losses and contingencies. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and assumptions.

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

The majority of the Company’s cash and cash equivalents are deposited with two major financial institutions in the United States. Deposits in these institutions may exceed the amount of insurance provided on such deposits. The Company has not realized any losses on its deposits of cash and cash equivalents other than exchange rate losses related to foreign currency denominated accounts.

Several of the components of the Company’s sample collection kits and test reagents, and the nCounter system and related diagnostic kits, are obtained from single-source suppliers. If these single-source suppliers fail to satisfy the Company’s requirements on a timely basis, or are unable to provide the Company with reagents that perform to specifications, the Company could suffer delays in being able to deliver its diagnostic solutions, suffer a possible loss of revenue, or incur higher costs, any of which could adversely affect its operating results.

Through March 31, 2023, the Company has derived most of its revenue from the sale of Decipher and Afirma testing. To date, Decipher and Afirma testing have been delivered primarily to physicians in the United States.

The Company is also subject to credit risk from its accounts receivable related to its sales. Credit risk for accounts receivable from testing revenue is incorporated in testing revenue accrual rates as the Company assesses historical collection rates and current developments to determine accrual rates and amounts the Company will ultimately collect. The Company generally does not perform evaluations of customers’ financial condition for testing revenue and generally does not require collateral. The Company assesses credit risk and the amount of accounts receivable the Company will ultimately collect for product, biopharmaceutical and other revenue based on collection history, current developments and credit worthiness of the customer. The estimate of credit losses is not material at March 31, 2023.

The Company’s third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended March 31,
	2023	2022
Medicare	31%	30%
UnitedHealthcare	10%	9%
	41%	39%

The Company's significant third-party payers in excess of 10% of total accounts receivable and their related accounts receivable balance as a percentage of total accounts receivable were as follows:

	March 31, 2023	December 31, 2022
Medicare	13%	14%
UnitedHealthcare	10%	10%

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
Cash and Cash Equivalents

The Company considers demand deposits in a bank, money market funds and highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Short-Term Investments

The Company's short-term investments consist of U.S. treasury securities with maturities at the time of purchase that were between 90 days and one year. The Company classifies these investments as held-to-maturity debt securities, which are reported at amortized cost. The amortization of discounts or premiums from the purchase of the securities are recognized as a component of interest income in other income (loss), net in the condensed consolidated statements of operations. Investments are initially recorded net of an allowance for expected credit losses, if any, which are remeasured each period and any impairments are recognized as an expense. Unrealized gains and losses are not recognized in income. As of both March 31, 2023 and December 31, 2022, no allowances for expected credit losses had been recorded and there have been no impairment or credit losses on the Company's short term investments.

Restricted Cash

The Company had deposits of $0.7 million included in long-term assets as of both March 31, 2023 and December 31, 2022, restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the Company's leases.

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

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
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

Accounts receivable from biopharmaceutical and other revenue was $8.8 million at March 31, 2023 and $9.3 million at December 31, 2022. There was $2.2 million and $2.6 million of deferred revenue related to these agreements at March 31, 2023 and December 31, 2022, respectively. Revenue included in biopharmaceutical and other revenue for the three months ended March 31, 2023 and 2022 was as follows (in thousands of dollars):

	Three Months Ended March 31,
	2023	2022
Biopharmaceutical revenue	$4,447	$7,046
Contract manufacturing and testing	1,687	1,778
Total	$6,134	$8,824

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

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
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

Pension Liability

The Company offers a defined benefit pension plan to certain non-U.S. employees of its Veracyte SAS subsidiary. As of both March 31, 2023 and December 31, 2022, the total pension obligation was $0.7 million and is included in other liabilities on the condensed consolidated balance sheets.

Recent Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 2014-09, Revenue from Contracts with Customers (Topic 606). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The new standard is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance in 2023 and such adoption had no material impact on its consolidated financial statements and related disclosures.

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

	Three Months Ended March 31,
	2023	2022
Shares of common stock subject to outstanding options	3,767,086	3,703,656
Employee stock purchase plan	33,998	30,622
Restricted stock units	2,349,151	1,559,540
Total common stock equivalents	6,150,235	5,293,818

3. Balance Sheet Components

Goodwill

Goodwill was $699.7 million and $695.9 million as of March 31, 2023 and December 31, 2022, respectively. The changes in the carrying amounts of goodwill during the three months ended March 31, 2023 were due to foreign currency translation. The Company has not recorded any impairment related to goodwill.

Intangible Assets, Net

Intangible assets include finite-lived product technology, customer relationships, licenses and trade names and indefinite-lived in-process research and development. Intangible assets consisted of the following (in thousands of dollars):

	March 31, 2023			December 31, 2022			Weighted Average Remaining Amortization Period (Years)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Percepta product technology	$16,000	$(8,533)	$7,467	$16,000	$(8,267)	$7,733	7
Prosigna product technology	4,120	(915)	3,205	4,120	(847)	3,273	11
Prosigna customer relationships	2,430	(1,620)	810	2,430	(1,499)	931	1
nCounter Dx license	46,880	(10,418)	36,462	46,880	(9,636)	37,244	11
LymphMark product technology	990	(471)	519	990	(436)	554	4
Decipher product technology	90,000	(18,484)	71,516	90,000	(16,234)	73,766	8
Decipher trade names	4,000	(1,643)	2,357	4,000	(1,443)	2,557	3
HalioDx developed technology	40,400	(7,001)	33,399	39,724	(5,899)	33,825	8
HalioDx customer relationships	4,680	(1,369)	3,311	4,602	(1,144)	3,458	5
HalioDx customer backlog	6,639	(2,759)	3,880	6,528	(2,303)	4,225	2
Total finite-lived intangibles	216,139	(53,213)	162,926	215,274	(47,708)	167,566	8.4
In-process research and development	7,300	—	7,300	7,300	—	7,300
Total intangible assets	$223,439	$(53,213)	$170,226	$222,574	$(47,708)	$174,866

Amortization of the finite-lived intangible assets is recognized on a straight-line basis. Amortization expense of $5.3 million and $5.5 million was recognized for the three months ended March 31, 2023 and 2022, respectively.
The estimated future aggregate amortization expense as of March 31, 2023 is as follows (in thousands of dollars):

Year Ending December 31,	Amounts
2023 remainder of year	$16,037
2024	21,343
2025	20,215
2026	18,359
2027	17,752
Thereafter	69,220
Total	$162,926

Supplies and Inventory

As of March 31, 2023 and December 31, 2022, supplies and inventory consisted of $10.0 million and $10.2 million, respectively, of lab supplies and reagents consumed in the performance of testing services, and $3.3 million and $4.1 million, respectively, of inventory related to raw materials consumed in the contract manufacturing process, as well as finished and semi-finished components used in the assembly of diagnostic kits related to product sales.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands of dollars):

	March 31, 2023	December 31, 2022
Accrued compensation expenses	$21,953	$30,637
Accrued other	8,688	7,137
Total accrued liabilities	$30,641	$37,774

4. Fair Value Measurements

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

The carrying amounts of certain financial instruments of the Company, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The fair value of the Company’s financial assets includes money market funds and deposits for leases of the Company's facilities. Money market funds, included in cash and cash equivalents in the accompanying condensed consolidated balance sheets, were $42.3 million and $131.2 million as of March 31, 2023 and December 31, 2022, respectively, and are Level I assets as described above. The deposits for the leases, included in restricted cash, were $0.7 million as of both March 31, 2023 and December 31, 2022 and are a Level I assets as described above. There were no transfers between Levels 1, 2 or 3 for the three months ended March 31, 2023 and 2022.

On December 3, 2019, the Company acquired from NanoString the exclusive global diagnostics license to the nCounter Analysis System, the Prosigna breast cancer prognostic gene signature assay, and the LymphMark lymphoma subtyping assay. Pursuant to the terms of the agreement, Veracyte paid NanoString $40.0 million in cash and $10.0 million in Veracyte common stock, and may pay up to an additional $10.0 million in cash, contingent upon first achievement or occurrence, by or on behalf of Veracyte, of the commercial launch of the first, second and third diagnostic tests for use on the nCounter multiplex analysis system. This contingency was valued at $6.1 million as of the acquisition date and is remeasured to fair value at each reporting date until the contingent consideration is settled. As of March 31, 2023 and December 31, 2022, this contingency was remeasured to $8.1 million and $8.6 million, respectively, with the corresponding changes included in general and administrative expense in the Company's condensed consolidated statements of operations. For the three months ended March 31, 2023, a reversal of expense of $0.5 million was recorded in general and administrative expense for the changes in carrying value and, for the three months ended March 31, 2022, no expense was recorded. As of March 31, 2023, the achievement of one of the milestones is forecasted to occur within the next 12 months. As a result, $3.3 million of the contingent consideration is included in short term liabilities at March 31, 2023. The fair value of the contingent consideration includes inputs that are not observable in the market and thus represents a Level III financial liability. The estimation of the fair value of the contingent consideration is based on the present value of the expected payments calculated by assessing the likelihood of when the related milestones would be achieved and estimating the Company's borrowing rate. These estimates form the basis for making judgments about the carrying value of the contingent consideration that are not readily apparent from other sources. Changes to the forecasts for the achievement of the milestones and the borrowing rate can significantly affect the estimated fair value of the

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
contingent consideration. As of March 31, 2023 and December 31, 2022, the Company calculated the estimated fair value of the milestones using the following significant unobservable inputs:

	Value or Range (Weighted-Average)
Unobservable input	March 31, 2023	December 31, 2022
Discount rate	7.6%	8.3%
Probability of achievement	80% - 100% (92%)	80% - 100% (94%)

Short-Term Investments Held-to-Maturity

The Company's short-term investments consist of U.S. treasury securities with maturities at the time of purchase that were between 90 days and one year. The Company classifies these investments as held-to-maturity debt securities, which are reported at amortized cost, and are Level I assets as described above. As of March 31, 2023, the Company held no short-term investments and, as of December 31, 2022, short-term investments comprised U.S. treasury bills recorded at amortized cost of $24.6 million with a fair value of approximately $24.6 million. As of December 31, 2022, gross unrealized losses on short-term investments were insignificant. As part of its banking partner diversification efforts, the Company sold $40.0 million U.S. treasury bills with an amortized cost of $39.8 million for $39.8 million and realized a gross gain of $13 thousand during the three months ended March 31, 2023. No realized gains or losses on short-term investments were recognized in 2022.

5. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory facilities in South San Francisco and San Diego, California; Austin, Texas; Marseille, France; and Richmond, Virginia, and leases certain equipment under various non-cancelable lease agreements. The lease terms extend to October 2030 and contain extension of lease terms and expansion options. The leases have a weighted average remaining lease term of 3.6 years as of March 31, 2023. The Company had deposits of $0.7 million included in long-term assets as of both March 31, 2023 and December 31, 2022 restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the leases.

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

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
Future minimum lease payments under non-cancelable operating leases as of March 31, 2023 are as follows (in thousands of dollars):

Year Ending December 31,	Amounts
Remainder of 2023	$3,551
2024	4,449
2025	4,491
2026	1,405
2027	699
Thereafter	885
Total future minimum lease payments	15,480
Less: amount representing interest	1,695
Present value of future lease payments	13,785
Less: short-term lease liabilities	4,076
Long-term lease liabilities	$9,709

The Company recognizes operating lease expense on a straight-line basis over the non-cancelable lease period. The following table summarizes operating lease expense and cash paid for amounts included in the measurement of lease liabilities (in thousands of dollars):

	Three Months Ended March 31,
	2023	2022
Operating lease expense	$1,123	$1,054
Cash paid for amounts included in the measurement of lease liabilities	$1,177	$1,068

The company has leased laboratory equipment under various financing leases. The total right-of-use assets and total financing lease liabilities for these financing leases were $0.2 million and $0.2 million, respectively, as of March 31, 2023, and are included in property, plant and equipment, net and other liabilities in the accompanying condensed consolidated balance sheets. As of December 31, 2022, the total right-of-use assets and total financing lease liabilities for these financing leases were $0.4 million and $0.4 million, respectively.

The Company’s wholly-owned foreign subsidiary has entered into an arrangement under which it expects to sign a lease agreement for facilities which will be constructed in Marseille, France. The lease will commence upon completion of the construction of the office building which the Company currently expects to occur in the third quarter of 2023 at which time the Company will record a lease liability and a corresponding ROU asset. The initial term of the lease will be twelve years with annual rent of approximately $1.3 million, which is subject to change based on final construction.

Contingencies

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. The Company believes there is no litigation pending that could have, either individually or in the aggregate, a material impact on the Company's consolidated financial statements.

6. Stockholders’ Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows:

	March 31, 2023	December 31, 2022
Stock options and restricted stock units issued and outstanding	7,054,474	5,881,906
Stock options and restricted stock units available for grant under stock option plans	5,322,628	5,591,977
Common stock available for the Employee Stock Purchase Plan	1,242,954	1,335,353
Total	13,620,056	12,809,236

7. Components of Other Income

Other income, net consists of the following (in thousands of dollars):

	Three Months Ended March 31,
	2023	2022
French research tax credits	$1,009	$892
Interest income	1,189	39
Interest expense	(7)	(61)
Gain (loss) on currency revaluation	229	(100)
Other	(13)	14
	$2,407	$784

8. Income Taxes

The Company recorded no income tax expense for the three months ended March 31, 2023 and an income tax benefit of $3.0 thousand for the three months ended March 31, 2022.

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

Our Decipher Prostate test has been least impacted by the pandemic because our customers are mostly community-based urology practices, which generally remained more accessible to patients and our sales reps. Our Afirma thyroid cancer test was impacted by COVID-19 in 2020 and portions of 2021 as a majority of our samples come from large institutions which are less accessible to patients and our reps. We believe our pulmonology business was the most impacted since the bronchoscopy procedures used to collect samples for our Envisia test are considered elective procedures and are performed in hospital settings, which have been more restrictive. Further these tests are ordered by pulmonologists who may have been largely preoccupied with caring for COVID-19 patients.

In addition, ongoing interest rate increases and inflation in the U.S. and other markets globally and turmoil in the global banking and finance system may heighten the risk of an economic downturn or recession and volatility and dislocation in the capital or credit markets in the U.S. or globally. Moreover, the continued strengthening of the U.S. dollar compared to other currencies, has impacted and may continue to impact our results of operations. We intend to continue to monitor macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions as appropriate. Finally, the military conflict between Russia and Ukraine has increased the risk of disruptions to energy supplies in Europe, which may impact our ability to manufacture tests from our facility in Marseille, France.

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
•the time it takes us to perform our tests and report the results, including as a result of supply chain challenges;
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

Continued Adoption of and Reimbursement for our Products

Revenue growth depends on our ability to secure coverage decisions, achieve broader reimbursement at increased levels from third-party payers, expand our base of prescribing physicians and increase our penetration in existing accounts. Because some payers consider our products experimental and investigational, we may not receive payment for tests and payments we receive may not be at acceptable levels. We expect our revenue growth to increase if more payers make a positive coverage decision and as payers enter into contracts with us, which should enhance our revenue and cash collections. Our sales teams are aligned under our general manager-based structure to focus on specific products and global markets. If we are unable to expand the base of prescribing physicians and penetration within these accounts at an acceptable rate, or if we are not able to execute our strategy for increasing reimbursement and associated collections, we may not be able to effectively increase our revenue. We expect to continue to see pressure from payers to limit the utilization of tests, generally, and we believe more payers are deploying cost containment tactics, such as pre-authorization, reduction of the payer portion of reimbursement and employing laboratory benefit managers to reduce utilization rates. Revenue growth also depends on our ability to secure reimbursement from government payers at a reimbursement rate that is consistent with past reimbursement rates.

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

Financial Overview

Revenue

Through March 31, 2023, we had derived most of our revenue from the sale of Decipher and Afirma tests, delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of cash collection from the third-party payer and individual patients. Third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended March 31,
	2023	2022
Medicare	31%	30%
UnitedHealthcare	10%	9%
	41%	39%

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

Research and Development

Research and development expenses include expenses incurred to develop our technology, collect clinical samples and conduct clinical studies to develop and support our products and pipeline. These expenses consist of compensation expenses, direct research and development expenses such as laboratory supplies and costs associated with setting up and conducting clinical studies at domestic and international sites, professional fees, depreciation and amortization, other miscellaneous expenses and allocation of facility and information technology expenses. We expense all research and development costs in the periods in which they are incurred. We incurred a majority of our research and development expenses in 2022 and in the three months ended March 31, 2023 in support of our early-stage products, including Percepta Nasal Swab. Going forward, we expect to incur significant expense as we invest in the development of our innovation engine, early-stage products, including required clinical studies, the development of current tests for the nCounter instrument and the transition of manufacturing to our Veracyte Marseille facility.

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

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022 (in thousands of dollars, except percentages and test volume):

	Three Months Ended March 31,
	2023	2022	Change	%
Revenue:
Testing revenue	$72,396	$55,980	$16,416	29%
Product revenue	3,892	2,979	913	31%
Biopharmaceutical and other revenue	6,134	8,824	(2,690)	(30)%
Total revenue	82,422	67,783	14,639	22%
Operating expense:
Cost of testing revenue	19,648	17,523	2,125	12%
Cost of product revenue	2,162	1,575	587	37%
Cost of biopharmaceutical and other revenue	4,419	4,615	(196)	(4)%
Research and development	12,769	9,166	3,603	39%
Selling and marketing	26,130	23,754	2,376	10%
General and administrative	22,463	20,912	1,551	7%
Intangible asset amortization	5,329	5,486	(157)	(3)%
Total operating expenses	92,920	83,031	9,889	12%
Loss from operations	(10,498)	(15,248)	4,750	(31)%
Other income, net	2,407	784	1,623	207%
Loss before income taxes	(8,091)	(14,464)	6,373	(44)%
Income tax benefit	—	(3)	3	(100)%
Net loss	$(8,091)	$(14,461)	$6,370	(44)%
Other Operating Data:
Diagnostic tests reported	25,848	21,039	4,809	23%
Product tests sold	2,940	2,206	734	33%
Total test volume	28,788	23,245	5,543	24%

Depreciation and amortization expense	$6,670	$6,556	$114	2%
Stock-based compensation expense	$8,101	$6,855	$1,246	18%

Revenue

Revenue increased $14.6 million for the three months ended March 31, 2023 compared to the same period in 2022. This was primarily due to a $16.4 million increase in testing revenue driven by a 23% volume increase, partially offset by a $2.7 million decrease in our Biopharmaceutical and other revenue. The increase in testing revenue and tests reported for the three months ended March 31, 2023 was due to Afirma and Decipher Prostate tests, which contributed $16.8 million of the increase. The remaining testing business decreased by $0.4 million primarily due to our decision to discontinue our Immunoscore test and to stop actively marketing our Percepta GSC tests. Product revenue increased $0.9 million for the three months ended March 31, 2023 compared to the same period in 2022, driven primarily by an increase in product test kits sold. This growth was partially offset by a decline in currency exchange rates, which negatively impacted product revenue by $0.1 million. Biopharmaceutical and other revenue primarily decreased by $2.7 million for the three months ended March 31, 2023 driven primarily by the reduction of customer projects given overall spending constraints across the industry. Currency exchange rates negatively impacted our total revenue by $0.3 million for the three months ended March 31, 2023 when compared to rates for the same period in 2022, primarily related to our Biopharmaceutical and other revenue.

Cost of revenue

Comparison of the three months ended March 31, 2023 and 2022 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2023	2022	Change	%
Cost of testing revenue:
Laboratory costs	$10,362	$8,730	$1,632	19%
Sample collection costs	2,515	1,967	548	28%
Compensation expense	4,247	3,966	281	7%
License fees and royalties	22	379	(357)	(94)%
Depreciation and amortization	309	327	(18)	(6)%
Other expenses	699	941	(242)	(26)%
Allocations	1,494	1,213	281	23%
Total	$19,648	$17,523	$2,125	12%
Cost of product revenue:
Product costs	$1,634	$1,207	$427	35%
License fees and royalties	362	274	88	32%
Depreciation and amortization	43	19	24	126%
Other expenses	123	66	57	86%
Allocations	—	9	(9)	(100)%
Total	$2,162	$1,575	$587	37%
Cost of biopharmaceutical and other revenue:
Compensation expense	$2,286	$2,337	$(51)	(2)%
License fees and royalties	21	26	(5)	(19)%
Depreciation and amortization	113	93	20	22%
Other expenses	1,896	2,110	(214)	(10)%
Allocations	103	49	54	110%
Total	$4,419	$4,615	$(196)	(4)%

Cost of testing revenue increased $2.1 million, or 12%, for the three months ended March 31, 2023 compared to the same period in 2022. The increase in cost of testing revenue was due to increased volume in testing, primarily related to Afirma and Decipher Prostate.

Cost of product revenue is related to sales of Prosigna and nCounter Analysis Systems. Cost of product revenue increased $0.6 million, or 37%, for the three months ended March 31, 2023 compared to the same period in 2022, driven by increased test volume. This was partially offset by a $0.1 million currency exchange impact.

Cost of biopharmaceutical and other revenue includes labor costs incurred by our employees working on customer projects, laboratory supplies and pass-through expenses incurred on these projects. Cost of biopharmaceutical and other revenue decreased by $0.2 million driven by reduction of variable expenses related to projects, including a $0.1 million favorable currency exchange impact when compared to rates for the three months ended March 31, 2022.

Research and development

Comparison of the three months ended March 31, 2023 and 2022 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2023	2022	Change	%
Research and development expense:
Compensation expense	$7,301	$7,125	$176	2%
Direct research and development expense	2,741	822	1,919	233%
Depreciation and amortization	163	114	49	43%
Other expenses	1,724	527	1,197	227%
Allocations	840	578	262	45%
Total	$12,769	$9,166	$3,603	39%

Research and development expense increased $3.6 million, or 39%, for the three months ended March 31, 2023 compared to the same period in 2022. The increase in compensation expense was primarily due to annual merit increases. The increase in direct research and development expense was primarily related to our on-going clinical studies including, but not limited to, furthering the support and evidence of our Percepta Nasal Swab test. The increase in other expenses was primarily driven by increased support in developing our IVD platform. We recognized a $0.1 million favorable impact from foreign currency exchange when compared to the rates for the three months ended March 31, 2022.

Selling and marketing

Comparison of the three months ended March 31, 2023 and 2022 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2023	2022	Change	%
Selling and marketing expense:
Compensation expense	$19,671	$18,328	$1,343	7%
Direct marketing expense	1,348	1,301	47	4%
Other expenses	3,577	2,815	762	27%
Allocations	1,534	1,310	224	17%
Total	$26,130	$23,754	$2,376	10%

Selling and marketing expense increased $2.4 million, or 10%, for the three months ended March 31, 2023 compared to the same period in 2022. The increase in compensation expense was primarily due to additional employees hired and increased commissions to support the growth of Afirma and Decipher test volume. Other expenses increased primarily due to increased travel and entertainment to also support the growth of Afirma and Decipher test volume. The increase was partially offset by reduced expenses related to Immunoscore and Percepta support. We recognized a $0.1 million favorable impact from foreign currency exchange rates when compared to the rates for the three months ended March 31, 2022.

General and administrative

Comparison of the three months ended March 31, 2023 and 2022 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2023	2022	Change	%
General and administrative expense:
Compensation expense	$15,573	$15,098	$475	3%
Occupancy expenses	1,437	1,511	(74)	(5)%
Depreciation and amortization	712	517	195	38%
Other expenses	8,712	6,945	1,767	25%
Allocations	(3,971)	(3,159)	(812)	26%
Total	$22,463	$20,912	$1,551	7%

General and administrative expense increased by $1.6 million for the three months ended March 31, 2023, compared to the same period in 2022. This increase is driven by $1.4 million of impairment of right-of-use and fixed assets in relation to exiting our Richmond facility. General and administrative expenses related to occupancy costs and information technology costs are allocated to general and administrative expense, selling and marketing expense, research and development expense, and cost of revenue based on the headcount and employee location. We recognized a $0.1 million favorable impact from foreign currency exchange rates when compared to the rates for the three months ended March 31, 2022.

Other income, net

Other income, net, increased $1.6 million for the three months ended March 31, 2023 compared to the same period in 2022, due to an increase of $1.2 million from interest and dividend income, an increase of $0.3 million of unrealized foreign currency gain and an increase of $0.1 million from operations in France related to the CIR during the period. We recognize other income from the CIR over time based on when the research and development expenses are incurred.

Liquidity and Capital Resources

From inception through March 31, 2023, we have been financed primarily through net proceeds from the sale of our equity securities. We have incurred net losses since our inception. For the three months ended March 31, 2023, we had a net loss of $8.1 million, and we expect to incur additional losses for the remainder of 2023 and potentially in future years. As of March 31, 2023, we had an accumulated deficit of $401.8 million.

On March 10, 2023, Silicon Valley Bank, or SVB, one of our banking partners, was closed by the California Department of Financial Protection & Innovation, and the Federal Deposit Insurance Corporation, or FDIC, was named as Receiver. At the time of closing on March 10, 2023, we had cash and cash equivalents and short-term investments at SVB or under SVB management, however the majority of these assets were not restricted by the FDIC action to take control of SVB as most of our cash and cash equivalents and short-term investments resided in a custodial account with a third-party bank for which SVB acted as advisor. The FDIC subsequently transferred SVB’s deposits to a newly created bridge bank, named Silicon Valley Bridge Bank, N.A. and, on March 26, 2023, the FDIC announced that First Citizens Bank & Trust Company had agreed to purchase and assume all deposits and loans of Silicon Valley Bridge Bank. As a result, the closure of SVB did not impact our ability to satisfy our operations and obligations and we have full access to funds that were previously held at SVB. Our ongoing cash management strategy is to maintain diversity in our deposit accounts across financial institutions, but deposits in these institutions may exceed the amount of insurance provided on such deposits. We have not realized any losses on our deposits of cash and cash equivalents other than exchange rate losses related to foreign currency denominated accounts.

We believe our existing cash and cash equivalents of $177.9 million as of March 31, 2023, and cash flows generated by our revenue during the next 12 months will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the filing date of this report. We expect that our near- and longer-term liquidity requirements will continue to consist of costs to run our laboratories, research and development expenses, selling and marketing expenses, general and administrative expenses, working capital, capital expenditures, lease obligations and general corporate expenses associated with the growth of our business. However, we may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to generate cash flows from our revenue to finance our cash requirements, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. If we raise funds by issuing equity securities, dilution to stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, restrictions on our cash and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third-party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives, or forgo potential acquisitions or investments. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to us. Moreover, any instability in the global banking system may impact liquidity both in the short term and long term and may result in adverse impacts to our or our customers’ business, including in our customers’ ability to pay for our products.

Operating Leases

We lease office and laboratory facilities in South San Francisco and San Diego, California; Austin, Texas; Marseille, France; and Richmond, Virginia, and lease certain equipment under various non-cancelable lease agreements. The lease terms extend to October 2030 and contain extension of lease term and expansion options. As of March 31, 2023, the leases have a weighted average remaining lease term of 3.6 years and total future minimum lease payments of $15.5 million.

Veracyte SAS has signed a lease agreement for facilities which will be constructed in Marseille, France. The lease will commence upon completion of the construction of the office building which we currently expect to occur in the third quarter of 2023 at which time we will record a lease liability and a corresponding ROU asset. The initial term of the lease will be twelve years with annual rent of approximately $1.3 million, which is subject to change based on final construction.

Acquisition-Related Contingent Consideration

In December 2019, we acquired from NanoString the exclusive global diagnostics license to the nCounter Analysis System, the Prosigna breast cancer prognostic gene signature assay, and the LymphMark lymphoma subtyping assay. Pursuant to the terms of the agreement, we paid NanoString $40.0 million in cash and $10.0 million in Veracyte common stock, and may pay up to an additional $10.0 million in cash, contingent upon first achievement or occurrence, by or on behalf of Veracyte, of the commercial launch of the first, second and third diagnostic tests for use on the nCounter multiplex analysis system. As of March 31, 2023, the achievement of one of the milestones is forecasted to occur within the next 12 months, requiring payments totaling $3.5 million.

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

As of March 31, 2023, the remaining amount to be paid for all HalioDx related items was $7.4 million subject to holders continued service, excluding any potential associated social charges.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022 (in thousands of dollars):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(2,172)	$(8,872)
Net cash provided by (used in) investing activities	24,080	(2,453)
Net cash provided by financing activities	1,685	1,990

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2023 was $2.2 million. The net loss of $8.1 million includes non-cash charges of $8.0 million of stock-based compensation expense, $6.7 million of depreciation and amortization, which includes $5.3 million of intangible asset amortization, $1.4 million of impairment of right-of-use and fixed assets and non-cash lease expense of $0.9 million. Cash used as a result of changes in operating assets and liabilities was $10.5 million, primarily comprising a decrease in accrued liabilities and deferred revenue of $7.7 million, an increase in prepaids and other current assets of $3.1 million, an increase in accounts payable of $2.0 million, an increase in accounts receivable of $1.3 million, a decrease in supplies and inventory of $1.1 million, a decrease in operating lease liability of $1.0 million and a $0.5 million impact from other working capital accounts.

Cash used in operating activities for the three months ended March 31, 2022 was $8.9 million. The net loss of $14.5 million includes non-cash charges of $6.6 million of stock-based compensation expense, $6.6 million of depreciation and amortization, which includes $5.5 million of intangible asset amortization, and non-cash lease expense of $0.6 million. Cash used as a result of changes in operating assets and liabilities was $8.4 million, primarily comprised of an increase in accounts receivable of $3.6 million, an increase in prepaid expense and other current assets of $2.1 million, an increase in supplies and inventory of $1.2 million, a decrease in accounts payable of $1.0 million, and a $0.5 million impact from other working capital accounts.

Cash Flows from Investing Activities

Cash provided by investing activities, for the three months ended March 31, 2023, was $24.1 million, consisting of $44.8 million generated from the sale and maturity of short-term investments, partially offset by $19.7 million used in the purchase of short-term investments and $1.0 million used in the purchase of property, plant and equipment.

Cash used in investing activities, for the three months ended March 31, 2022, was $2.5 million for the purchase of property, plant and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2023, was $1.7 million, consisting of $4.0 million in proceeds from the exercise of options to purchase our common stock and the purchase of stock under our Employee Stock Purchase Plan, or ESPP, partially offset by $2.3 million in tax payments during the period related to the vesting of restricted stock units granted to employees.

Cash provided by financing activities for the three months ended March 31, 2022, was $2.0 million, consisting of $3.5 million in proceeds from the exercise of options to purchase our common stock and the purchase of stock under our ESPP, partially offset by $1.4 million in tax payments during the period related to the vesting of restricted stock units granted to employees.

Recent Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 2014-09, Revenue from Contracts with Customers (Topic 606). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The new standard is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. We adopted this guidance in 2023 with no material impact on our consolidated financial statements and related disclosures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $177.9 million as of March 31, 2023 which consisted of bank deposits, money market funds and U.S. treasury securities. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

Foreign Currency Risk

As of March 31, 2023 we held $5.0 million of bank deposits denominated in Euros. Such Euro denominated deposits carry a degree of risk from changes in currency exchange rates as the gains or losses from changes in exchange rates are included in our net loss and comprehensive loss. As of March 31, 2023 a hypothetical 10% appreciation or depreciation of the U.S. dollar relative to the Euro would not have had a material impact on our condensed consolidated financial statements.

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

(b)Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout our Company. There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We rely on sole suppliers for some of the reagents, equipment, and other materials used to perform our tests, and we may not be able to find replacements or transition to alternative suppliers, which may materially impact our ability to generate revenue.
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
•Developing new products involves a lengthy and complex process, and if we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, our business will suffer and our stock price may decline.
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

We have incurred net losses since our inception. For the three months ended March 31, 2023 and 2022, we had net losses of $8 million and $14 million, respectively. As of March 31, 2023, we had an accumulated deficit of $402 million. We expect to incur additional losses in the future, and we may never achieve revenue sufficient to offset our expenses. We have experienced and may continue to experience decreases in total test volume due to the impact of COVID-19, including as a result of additional COVID-19 variants. Additionally, ongoing widespread inflationary pressures in the U.S. and across global economies have resulted in higher costs for our raw materials, non-material costs, labor and other business costs, and significant increases in the future could adversely affect our results of operations. We expect to continue to devote substantially all of our resources to increase adoption of and reimbursement for our molecular diagnostic portfolio of tests, and the development of additional tests. We may never achieve or sustain profitability, and our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

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

Revenue for tests performed on patients covered by Medicare and UnitedHealthcare Group was 31% and 10%, respectively, of our revenue for the three months ended March 31, 2023, compared with 30% and 9%, respectively, for the three months ended March 31, 2022. The percentage of our revenue derived from significant payers is expected to fluctuate from period to period as our revenue fluctuates, as additional payers provide reimbursement for our tests or if one or more payers were to stop reimbursing for our tests or change their reimbursed amounts. Effective January 2012, Palmetto GBA, the regional Medicare Administrative Contractor, or MAC, that handled claims processing for Medicare services over our jurisdiction at that time, issued coverage and payment determinations for our Afirma Classifiers now covered by Noridian Healthcare Solutions, the current MAC for our jurisdiction, through the MolDX program, administered by Palmetto GBA, under an LCD.

On March 1, 2015, CPT code 81545 for the Afirma GEC was issued. On January 1, 2018, the Medicare Clinical Laboratory Fee Schedule payment rate for the Afirma classifier increased from $3,220 to $3,600. This rate is based on the volume-weighted median of private payer payment rates made between January 1 and June 30, 2016, which we reported to the Centers for Medicare & Medicaid Services in 2017 as required under the Protecting Access to Medicare Act of 2014, or PAMA. In December 2019, through the Further Consolidated Appropriations Act of 2020, Congress delayed the next data reporting period from 2020 to 2021 for final payments made between January 1 and June 30, 2019, extending the applicability of the payment rates based on 2017 reporting by one year through December 31, 2021. In March 2020, through the CARES Act, Congress further delayed the next reporting period to 2022 for final payments made between January 1 and June 30, 2019, extending the applicability for the payment rates based on 2017 reporting through December 31, 2022. In December 2021, through the Protecting Medicare and American Farmers from Sequester Cuts Act, Congress further delayed the next reporting period to 2023. In December 2022, through the Consolidated Appropriations Act of 2023, Congress further delayed the next reporting period to 2024. As a result of the transition from Afirma GEC to Afirma GSC, a new CPT Category I code (81546) was established for the Afirma classifier, effective January 1, 2021. This code went through the national payment determination process for Medicare in 2020, through which CMS priced 81546 at the same rate of $3,600 as 81545. Since the Afirma GSC CPT code 81546 was newly issued in 2021, the first PAMA data reporting period for 81546 under the current triennial data reporting process is expected to be January 2027 through March 2027, resulting in a new potential reimbursement rate effective January 1st, 2028. There is no guarantee that the Afirma GSC Medicare rate will not be negatively impacted in future PAMA reporting cycles based on the reported weighted median of private commercial payers.

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

We submit claims to Medicare for Decipher Prostate Biopsy and Decipher Prostate RP using CPT code 81542. CMS assigned 81542 to the gapfilling process in 2020, under which the individual MACs set the payment rate for the test based on the following four factors: 1) charges for the test and routine discounts to charges; 2) resources required to perform the test; 3) payment amounts determined by other payers; and 4) charges, payment amounts, and resources required for other tests that may be comparable or otherwise relevant. 81542 has been priced at $3,873 since January 1, 2021, based on CMS’ revision of the median of payment rates set by the MACs through the gapfilling process. Since the CPT code was issued in 2020, we expect the next PAMA reporting period to take place between January 2027 and March 2027, resulting in a potential new reimbursement rate effective January 1, 2028. There can be no assurance that the Medicare payment rates for Decipher Prostate Biopsy and Decipher Prostate RP will not decrease during a future reporting cycle under PAMA.

An LCD was issued for Prosigna by Palmetto GBA in August 2015, which has been in effect since October 1, 2015. There can be no assurance that the Prosigna payment rate will not decrease during subsequent reporting cycles under PAMA.

Noridian Healthcare Solutions provided Medicare coverage for the Envisia Genomic Classifier on April 11, 2019.

We submit claims to Medicare for Envisia using CPT code 81554, which became effective January 1, 2021. We applied for New ADLT designation for Envisia, and the test was approved as a New ADLT on September 17, 2020. Effective October 1, 2020 through June 30, 2021, the Medicare payment rate for Envisia was set at $5,500, the actual list charge as defined under the ADLT regulations for the test. Veracyte reported private payer rates for Envisia in March 2021, reflecting final payments between October 1, 2020 and February 28, 2021. The volume-weighted median of these reported rates, which was $5,500, set the payment rate for Envisia from July 1, 2021 through December 31, 2022, after which Envisia will be priced based on private payer rates collected and reported annually. Effective January 1, 2023, the Medicare payment rate for 81554 is $5,520. There can be no assurance that the Medicare payment rate for Envisia will not be reduced when it is set based on the volume-weighted median of private payer rates. Current ADLT PAMA regulations require us to report these private payer rates for Envisia, 81554, annually.

Effective July 18, 2021, Decipher Bladder is reimbursed by Medicare pursuant to LCDs issued by three MACs and Decipher Bladder is covered by a fourth MAC, Noridian Healthcare Solutions, effective as of July 25, 2021. We have not yet contracted with any commercial payers for reimbursement of Decipher Bladder. Our Decipher Bladder test was assigned a new CPT code, 0016M, for 2020.

We will submit claims to Medicare for Decipher Bladder using CPT code 0016M. CMS assigned 0016M to the gapfilling process in 2021. Since January 1, 2022, the payment rate for 0016M has been $3,489.63, based on the median of payment rates set by the MACs through the gapfilling process. There is no assurance that the Medicare payment rate for Decipher Bladder will not decrease during a future reporting cycle under PAMA.

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

We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations mandate specific personnel qualifications, facilities administration, quality systems, inspections, and proficiency testing. CLIA certification is also required for us to be eligible to bill state and federal healthcare programs, as well as many private third-party payers. To renew these certifications, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may conduct random inspections of our clinical reference laboratories. If we fail to maintain CLIA certificates in our South San Francisco, California; San Diego, California; or Austin, Texas laboratory locations, we would be unable to bill for services provided by state and federal healthcare programs, as well as many private third-party payers, which may have an adverse effect on our business, financial condition and results of operations.

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
•expand and train our sales force;
•gain acceptance from a large number of ordering clinicians;
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

Few research and development projects result in commercial products, and success in early clinical studies often is not replicated in later studies. At any point, we may abandon development of new diagnostic tests, or we may be required to expend considerable resources repeating clinical studies, which would adversely impact the timing for generating potential revenue from those new diagnostic tests. In addition, as we develop diagnostic tests, we will have to make additional investments in our laboratory operations as well as sales and marketing operations, which may be prematurely or unnecessarily incurred if the commercial launch of a test is abandoned or delayed. If a clinical validation study fails to demonstrate the prospectively defined endpoints of the study, we would likely abandon the development of the test or test feature that was the subject of the clinical study, which could harm our business. If a clinical utility study fails to demonstrate the value of a particular test, we may not be able to obtain reimbursement for the test.

In addition, we recognize test revenue upon delivery of the patient report to the prescribing physician based on the amount we expect to ultimately realize. We determine the amount we expect to ultimately realize based on payer reimbursement history, contracts, and coverage. Upon ultimate collection, the amount received is compared to the estimates and the amount accrued is adjusted accordingly. We cannot be certain as to when we will receive payment for our diagnostic tests, and we must appeal negative payment decisions, which delays collections. Should judgments underlying estimated reimbursement change or be incorrect at the time we accrued such revenue, our financial results could be negatively impacted in future quarters. Furthermore, most of our European sales are denominated in Euros, and if the U.S. dollar strengthens relative to the Euro, our results of operations may be adversely affected even where our underlying business is performing as anticipated. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. In addition, these fluctuations in revenue may make it difficult for us, for securities analysts and for investors to accurately forecast our revenue and operating results. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.

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

To finance any acquisitions or investments, we have previously issued, and may choose in the future, to issue shares of our stock as consideration, which would dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may not be able to acquire other companies for stock. Alternatively, it may be necessary for us to raise additional funds for these activities through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all. If these funds are raised through the sale of equity or convertible debt securities, dilution to our stockholders could result.

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

The COVID-19 pandemic and the ongoing emergence of new variants has caused significant volatility in global financial markets. Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions and quarantines, have contributed to a general slowdown in the global economy, adversely impacted patients, physicians, customers, suppliers, third-party contract manufacturers, and collaboration partners, and disrupted our operations. The global COVID-19 pandemic continues to evolve. While many countries have re-opened, the uncertainty of COVID-19 (and other public health concerns) may require a return to restrictions. Changes in our operations in response to COVID-19 or employee illnesses resulting from the pandemic may result in inefficiencies or delays, including in sales and product development efforts, timing to receive patient sample shipments and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession planning, employees working remotely or teleconferencing technologies. To date, the FDA has approved several vaccines. Although vaccines are increasingly available in the United States and Europe, and certain countries in South America, Asia and Oceania, there can be no guarantee that the vaccines will be effective against new strains of the virus or that the vaccines will be broadly accepted. Also there can be no guarantee that federal, state, local and foreign agencies will not continue to take other cautionary steps to combat the virus to reduce the incidence of new cases or variants, which could negatively impact our volumes and revenue and limit our ability to reliably forecast our test volumes and levels of revenue.

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
•Interruptions in manufacturing (including the sourcing of reagents or supplies) and timely shipment of our products due to challenges in receiving reagents and supplies may impact our ability to perform our tests. When not limited by the expiration date of products and when we feel it reasonable and feasible to do so, we are taking steps to increase our level of supplies and inventory reserves, to develop alternative sources of supply and to implement procedures to mitigate the impact on our supply chain or our ability to process samples in our laboratories. Though we are in regular contact with our key suppliers, we do not have, nor expect to have, the necessary insight into our vendors’ supply chain issues that we may need to know to effectively mitigate the impact to our business. Though we attempt to mitigate the impact to our business, these interruptions in manufacturing (including the sourcing of reagents or supplies) may negatively impact our total test volumes or levels of revenue.
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

We rely on sole suppliers for some of the reagents, equipment and other materials used to perform our tests, and we may not be able to find replacements or transition to alternative suppliers, which may materially impact our ability to generate revenue.

We rely on sole suppliers for critical supply of reagents, equipment and other materials and services that we use to perform our tests, and to manufacture the nCounter Analysis System for diagnostic use and Prosigna test kits sold to customers. We also purchase components used in our sample collection kits from sole-source suppliers. Some of these items are unique to these suppliers and vendors and their inability to provide us with reagents that perform to specifications, could negatively impact our ability to provide timely response and reports to our customers and, as a result, may materially impact our ability to generate revenue.

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

We rely on NanoString for the supply of the nCounter Analysis System for diagnostic use and Prosigna test kits. As part of the HalioDx Acquisition we intended to, and have begun to, migrate manufacture of the test kits for the nCounter from NanoString to HalioDx. In the future, we may need to transition the manufacture of the nCounter Analysis System for diagnostic use from NanoString to Veracyte. While we are preparing for such transition, we cannot be certain that we will be successful in effectively manufacturing the system or acquiring or retaining the talent, skillset, or suppliers required to manufacture the system.

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

As demand for our tests, services and products grow, we will need to continue to scale our capacity, processing technology, expand customer service, billing and systems processes, enhance our internal quality assurance program and expand our manufacturing capacity. We will also need additional certified laboratory scientists as well as other scientific and technical personnel to process higher volumes. We cannot assure you that any increases in scale, related improvements, supply of reagents to perform testing, and quality assurance measures will be successfully implemented or that appropriate personnel will be available and able to be hired. Failure to implement necessary procedures, transition to new processes or hire the necessary personnel could result in higher costs of processing tests, quality control issues or inability to meet demand. There can be no assurance that we will be able to perform our testing or fulfill our product, testing, or service commitments on a timely basis at a level consistent with demand, or that our efforts to scale our operations will not negatively affect the quality of test results. If we encounter difficulty meeting market demand or quality standards, our reputation could be harmed and our future prospects and our business could suffer.

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

Our Decipher Prostate test faces competition from Myriad Genetics and MDx Health, which offer genomic testing for prognostic purposes within localized prostate cancer. New, advanced machine learning and AI technologies may become competitors to our product base, including Decipher. Additionally, traditional methods used by pathologists and clinicians to estimate risk of disease progression pose competitive threats to our business in addition to new technologies such as artificial intelligence and digital pathology. In bladder cancer, we are not currently aware of a direct competitor offering genomic testing for prognostic purposes that match the intended use population for the Decipher Bladder test. However, DNA mutational analysis and traditional clinical methods and nomograms are currently in use by physicians for similar purposes.

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

In general, we also face competition from commercial laboratories, such as Laboratory Corporation of America Holdings, Quest Diagnostics, and Sonic Healthcare USA, with strong infrastructure to support the commercialization of diagnostic services. We face potential competition from companies such as Illumina, Inc. and Thermo Fisher Scientific Inc., both of which have entered the clinical diagnostics market. Other potential competitors include companies that develop diagnostic products, such as Roche Diagnostics, a division of Roche Holding Ltd, Siemens AG and Qiagen N.V., and we also may face competition from competitors of our biopharma services such as Neogenomics, Adapative, Tempus and Akoya.

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

Developing new products involves a lengthy and complex process, and if we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, our business will suffer and our stock price may decline.

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
•Prior to the acquisitions, neither HalioDx nor Decipher Biosciences were required to maintain an internal control infrastructure that would meet the standards of a public company, including the requirements of the Sarbanes-Oxley Act of 2002. During 2022, we integrated the operations of HalioDx and Decipher Biosciences into our internal control structure and implemented additional internal controls where needed. As we continue to integrate and improve the operations of HalioDx and Decipher Biosciences we may need to implement additional controls. The costs that we may incur to implement such controls and procedures may be substantial and we could encounter unexpected delays and challenges in this implementation. In addition, we may discover significant deficiencies or material weaknesses in the quality of HalioDx's or Decipher Biosciences' respective financial and disclosure controls and procedures;
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

Our business or financial results may be adversely impacted by uncertain economic conditions, including: the impact of the COVID-19 pandemic, turmoil in the global banking and finance system, adverse changes in interest rates, foreign currency exchange rates, tax laws or tax rates; inflation; a recession; contraction in the availability of credit in the marketplace due to legislation or other economic conditions, which may potentially impair our ability to access the capital markets on terms acceptable to us or at all; and the effects of government initiatives to manage economic conditions. Many of the countries in which we operate, including the U.S. and those in Europe, have experienced and continue to experience uncertain economic conditions, including increased inflation and interest rates, resulting from global as well as local factors. For example, the short and long-term implications of the military conflict between Russia and Ukraine are difficult to predict at this time, including as it relates to our site in Marseille, France. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by the U.S. and the European Union, and other countries and companies and organizations, could adversely affect the global economy and financial markets and thus could affect our business and results of operations, as well as the price of our common stock and our ability to raise additional capital when needed on acceptable terms.

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

We expect continued capital expenditures and operating losses over the next few years as we expand our infrastructure, commercial operations and research and development activities. We may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third-party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. The trading prices for our common stock and other companies have been highly volatile as a result of the COVID-19 pandemic, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression or other sustained adverse market event could materially and adversely affect our business and the value of our common stock. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to our company.

Moreover, on March 10, 2023, SVB was closed by the California Department of Financial Protection & Innovation, and the FDIC was named as Receiver. At the time of closing on March 10, 2023, we had cash and cash equivalents and short-term investments at SVB or under SVB management. While the majority of these assets were not restricted by the FDIC action to take control of SVB as most of our cash and cash equivalents and short-term investments resided in a custodial account with a third-party bank for which SVB acted as advisor and the FDIC has taken steps to make whole all depositors of SVB, there is no assurance that similar guarantees will be made in the event of further bank closures and continued instability in the global banking system. Our ongoing cash management strategy is to maintain diversity in our deposit accounts across financial institutions, but deposits in these institutions may exceed the amount of insurance provided on such deposits and there can be no assurance that this strategy will be successful. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, then our ability to access our cash and cash equivalents and short-term investments may be threatened, which could have a material adverse effect on our business and financial condition. Moreover, events such as the closure of SVB, in addition to other global macroeconomic conditions, may cause further turbulence and uncertainty in the capital markets.

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

Other countries outside of the United States and Europe have enacted or are considering enacting similar crossborder data transfer restrictions and laws requiring local data residency and restricting crossborder data transfer, which could increase the cost and complexity of delivering our services and operating our business. For example, Brazil recently enacted the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais or LGPD) (Law No. 13,709/2018), and effective November 1, 2021 was China’s Personal Information Protection Law (个人信息保护法, PIPL), both of which broadly regulate the processing of personal information and impose compliance obligations and penalties comparable to those of the GDPR.

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

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and related notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. In addition, when we acquire businesses, we make judgments about how best to account for their revenue, assets and liabilities in our condensed consolidated financial statements. These judgments may be based on limited information, estimates and various assumptions, which we may revisit as we more fully integrate such businesses into our company. Critical accounting policies and estimates used in preparing our consolidated financial statements include those related to: revenue recognition; write-down of supplies; the useful lives of property, plant and equipment; the recoverability of long-lived assets; the incremental borrowing rate for leases; the estimation of the fair value of intangible assets and contingent consideration; variable interest entity assessment; impairment of equity investment, at cost; stock options; income tax uncertainties, including a valuation allowance for deferred tax assets; reserve on accounts receivable and contingencies. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our common stock.

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
•instability in the global banking system;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ITEM 6.  EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36156	3.1	2/10/2023
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)	X

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2023

VERACYTE, INC.

By:	/s/ Rebecca Chambers
Rebecca Chambers Chief Financial Officer