Form 10-Q
period 2023-06-30
VERACYTE, INC.
filed 2023-08-09
CIK 1384101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
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

As of August 4, 2023, there were 72,750,543 shares of common stock, par value $0.001 per share, outstanding.

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

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements-(Unaudited)

VERACYTE, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share and par value amounts)

	June 30, 2023	December 31, 2022
		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$191,142	$154,247
Short-term investments	—	24,605
Accounts receivable	42,365	44,021
Supplies and inventory	11,572	14,294
Prepaid expenses and other current assets	14,401	11,469
Total current assets	259,480	248,636
Property, plant and equipment, net	18,510	17,702
Right-of-use assets, operating leases	12,455	13,160
Intangible assets, net	164,744	174,866
Goodwill	698,920	695,891
Restricted cash	889	749
Other assets	6,116	5,418
Total assets	$1,161,114	$1,156,422
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,895	$11,911
Accrued liabilities	34,427	37,774
Current portion of deferred revenue	2,378	2,613
Current portion of acquisition-related contingent consideration	3,359	6,060
Current portion of operating lease liabilities	4,973	4,070
Current portion of other liabilities	119	186
Total current liabilities	58,151	62,614
Deferred tax liabilities	4,707	4,531
Acquisition-related contingent consideration, net of current portion	4,855	2,498
Operating lease liabilities, net of current portion	9,891	10,648
Other liabilities	792	931
Total liabilities	78,396	81,222
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 72,643,156 and 71,959,454 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	73	72
Additional paid-in capital	1,520,638	1,500,191
Accumulated deficit	(410,210)	(393,717)
Accumulated other comprehensive loss	(27,783)	(31,346)
Total stockholders’ equity	1,082,718	1,075,200
Total liabilities and stockholders’ equity	$1,161,114	$1,156,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
 Condensed Consolidated Statements of Operations
 (Unaudited)
 (In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Testing revenue	$81,749	$59,718	$154,145	$115,698
Product revenue	4,011	3,108	7,903	6,087
Biopharmaceutical and other revenue	4,562	10,038	10,696	18,862
Total revenue	90,322	72,864	172,744	140,647
Operating expenses:
Cost of testing revenue	23,333	18,584	42,981	36,107
Cost of product revenue	2,315	1,646	4,477	3,221
Cost of biopharmaceutical and other revenue	4,040	4,800	8,459	9,415
Research and development	12,541	9,377	25,310	18,543
Selling and marketing	25,756	24,001	51,886	47,755
General and administrative	25,047	19,798	47,510	40,710
Intangible asset amortization	5,341	5,391	10,670	10,877
Total operating expenses	98,373	83,597	191,293	166,628
Loss from operations	(8,051)	(10,733)	(18,549)	(25,981)
Other income (loss), net	(226)	1,086	2,181	1,870
Loss before income taxes	(8,277)	(9,647)	(16,368)	(24,111)
Income tax expense (benefit)	125	(115)	125	(118)
Net loss	$(8,402)	$(9,532)	$(16,493)	$(23,993)
Net loss per common share, basic and diluted	$(0.12)	$(0.13)	$(0.23)	$(0.34)
Shares used to compute net loss per common share, basic and diluted	72,478,662	71,476,966	72,327,897	71,354,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
 Condensed Consolidated Statements of Comprehensive Loss
 (Unaudited)
 (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(8,402)	$(9,532)	$(16,493)	$(23,993)
Other comprehensive income (loss):
Change in currency translation adjustments	(917)	(17,369)	3,563	(22,967)
Net comprehensive loss	$(9,319)	$(26,901)	$(12,930)	$(46,960)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2023	72,383	$72	$1,509,861	$(401,808)	$(26,866)	$1,081,259
Issuance of common stock on exercise of stock options and vesting of restricted stock units	260	1	1,286	—	—	1,287
Tax portion of vested restricted stock units	—	—	(890)	—	—	(890)
Stock-based compensation expense (employee)	—	—	9,882	—	—	9,882
Stock-based compensation expense (ESPP)	—	—	499	—	—	499
Net loss	—	—	—	(8,402)	—	(8,402)
Other comprehensive loss	—	—	—	—	(917)	(917)
Balance at June 30, 2023	72,643	$73	$1,520,638	$(410,210)	$(27,783)	$1,082,718

Balance at December 31, 2022	71,959	$72	$1,500,191	$(393,717)	$(31,346)	$1,075,200
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	592	1	3,275	—	—	3,276
Issuance of common stock under employee stock purchase plan (ESPP)	92	—	1,974	—	—	1,974
Tax portion of vested restricted stock units	—	—	(3,168)	—	—	(3,168)
Stock-based compensation expense (employee)	—	—	17,494	—	—	17,494
Stock-based compensation expense (ESPP)	—	—	872	—	—	872
Net loss	—	—	—	(16,493)	—	(16,493)
Other comprehensive income	—	—	—	—	3,563	3,563
Balance at June 30, 2023	72,643	$73	$1,520,638	$(410,210)	$(27,783)	$1,082,718

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2022	71,433	$71	$1,477,418	$(371,618)	$(20,681)	$1,085,190
Issuance of common stock on exercise of stock options and vesting of restricted stock units	126	1	340	—	—	341
Tax portion of vested restricted stock units	—	—	(418)	—	—	(418)
Stock-based compensation expense (employee)	—	—	5,414	—	—	5,414
Stock-based compensation expense (ESPP)	—	—	525	—	—	525
Net loss	—	—	—	(9,532)	—	(9,532)
Other comprehensive loss	—	—	—	—	(17,369)	(17,369)
Balance at June 30, 2022	71,559	$72	$1,483,279	$(381,150)	$(38,050)	$1,064,151

Balance at December 31, 2021	71,123	$71	$1,468,683	$(357,157)	$(15,083)	$1,096,514
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	354	1	1,762	—	—	1,763
Issuance of common stock under ESPP	82	—	2,115	—	—	2,115
Tax portion of vested restricted stock units	—	—	(1,865)	—	—	(1,865)
Stock-based compensation expense (employee)	—	—	11,644	—	—	11,644
Stock-based compensation expense (non-employee)	—	—	11	—	—	11
Stock-based compensation expense (ESPP)	—	—	929	—	—	929
Net loss	—	—	—	(23,993)	—	(23,993)
Other comprehensive loss	—	—	—	—	(22,967)	(22,967)
Balance at June 30, 2022	71,559	$72	$1,483,279	$(381,150)	$(38,050)	$1,064,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(16,493)	$(23,993)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,529	13,048
Loss on disposal of property, plant and equipment	136	—
Stock-based compensation	18,366	12,584
Deferred income taxes	125	(118)
Interest on end-of-term debt obligation	—	107
Noncash lease expense	1,977	1,638
Revaluation of acquisition-related contingent consideration	(344)	(48)
Effect of foreign currency on operations	(167)	716
Impairment loss	1,410	3,318
Changes in operating assets and liabilities:
Accounts receivable	1,789	(2,936)
Supplies and inventory	2,782	(3,654)
Prepaid expenses and other current assets	(2,530)	(1,830)
Other assets	(1,048)	284
Operating lease liabilities	(2,091)	(1,680)
Accounts payable	792	(1,373)
Accrued liabilities and deferred revenue	(3,734)	(5,298)
Net cash provided by (used in) operating activities	14,499	(9,235)
Investing activities
Purchase of short-term investments	(19,700)	(8,972)
Proceeds from sale of short-term investments	39,773	—
Proceeds from maturity of short-term investments	5,000	2,175
Purchases of property, plant and equipment	(4,662)	(4,963)
Net cash provided by (used in) investing activities	20,411	(11,760)
Financing activities
Payment of long-term debt	—	(97)
Payment of taxes on vested restricted stock units	(3,168)	(1,865)
Proceeds from the exercise of common stock options and employee stock purchases	5,250	3,877
Net cash provided by financing activities	2,082	1,915
Increase (decrease) in cash, cash equivalents and restricted cash	36,992	(19,080)
Effect of foreign currency on cash, cash equivalents and restricted cash	43	(670)
Net increase (decrease) in cash, cash equivalents and restricted cash	37,035	(19,750)
Cash, cash equivalents and restricted cash at beginning of period	154,996	173,946
Cash, cash equivalents and restricted cash at end of period	$192,031	$154,196
Supplementary cash flow information:
Purchases of property, plant and equipment included in accounts payable and accrued liability	$110	$69
Cash paid for tax	$—	$64
Cash, Cash Equivalents and Restricted Cash:

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$191,142	$154,247
Restricted cash	889	749
Total cash, cash equivalents and restricted cash	$192,031	$154,996

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

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022, the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2023 and 2022, the condensed consolidated statements of stockholders' equity for the three and six months ended June 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results, stockholders' equity and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2022 has been derived from audited financial statements. The results for the three and six months ended June 30, 2023 are not indicative of the results expected for the full year or any other period. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company operates in one segment.

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

Through June 30, 2023, the Company has derived most of its revenue from the sale of Decipher and Afirma testing. To date, Decipher and Afirma testing have been delivered primarily to physicians in the United States.

The Company is also subject to credit risk from its accounts receivable related to its sales. Credit risk for accounts receivable from testing revenue is incorporated in testing revenue accrual rates as the Company assesses historical collection rates and current developments to determine accrual rates and amounts the Company will ultimately collect. The Company generally does not perform evaluations of customers’ financial condition for testing revenue and generally does not require collateral. The Company assesses credit risk and the amount of accounts receivable the Company will ultimately collect for product, biopharmaceutical and other revenue based on collection history, current developments and credit worthiness of the customer. The estimate of credit losses is not material at June 30, 2023.

The Company’s third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Medicare	32%	30%	32%	30%
UnitedHealthcare	10%	10%	10%	10%
	42%	40%	42%	40%

The Company's significant third-party payers in excess of 10% of total accounts receivable and their related accounts receivable balance as a percentage of total accounts receivable were as follows:

	June 30, 2023	December 31, 2022
Medicare	15%	14%
UnitedHealthcare	13%	10%

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
Cash and Cash Equivalents

The Company considers demand deposits in a bank, money market funds and highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Short-Term Investments

The Company's short-term investments consist of U.S. treasury securities with maturities at the time of purchase that were between 90 days and one year. The Company classifies these investments as held-to-maturity debt securities, which are reported at amortized cost. The amortization of discounts or premiums from the purchase of the securities are recognized as a component of interest income in other income (loss), net in the condensed consolidated statements of operations. Investments are initially recorded net of an allowance for expected credit losses, if any, which are remeasured each period and any impairments are recognized as an expense. Unrealized gains and losses are not recognized in income. As of both June 30, 2023 and December 31, 2022, no allowances for expected credit losses had been recorded and there have been no impairment or credit losses on the Company's short term investments.

Restricted Cash

The Company had deposits of $0.9 million and $0.7 million included in long-term assets as of June 30, 2023 and December 31, 2022, respectively, restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the Company's leases.

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

Biopharmaceutical and Other Revenue

The Company enters into arrangements for biopharmaceutical research and development, commercialization, and contract manufacturing and development, which are classified under biopharmaceutical and other revenue. In prior years the Company also entered into arrangements for testing services. Such arrangements may require the Company to deliver various rights, manufactured diagnostic test kits, services and/or samples, including intellectual property rights/licenses, biopharmaceutical research and development services, and/or commercialization services. The Company receives consideration in the form of upfront license fees; payments on delivery of data, test results or manufactured products; costs of service plus margin; and development and commercial performance milestone payments.
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

Accounts receivable from biopharmaceutical and other revenue was $8.1 million at June 30, 2023 and $9.3 million at December 31, 2022. There was $2.4 million and $2.6 million of deferred revenue related to these agreements at June 30, 2023 and December 31, 2022, respectively. Revenue included in biopharmaceutical and other revenue for the three and six months ended June 30, 2023 and 2022 was as follows (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Biopharmaceutical revenue	$3,310	$7,407	$7,758	$14,452
Contract manufacturing and testing	1,252	2,631	2,938	4,410
Total	$4,562	$10,038	$10,696	$18,862

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

Pension Liability

The Company offers a defined benefit pension plan to certain non-U.S. employees of its Veracyte SAS subsidiary. As of both June 30, 2023 and December 31, 2022, the total pension obligation was $0.7 million and is included in other liabilities on the condensed consolidated balance sheets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shares of common stock subject to outstanding options	3,972,237	3,955,687	3,870,228	3,830,368
Employee stock purchase plan	22,962	66,289	36,529	49,831
Restricted stock units	2,980,081	2,070,624	2,667,064	1,835,904
Total common stock equivalents	6,975,280	6,092,600	6,573,821	5,716,103

3. Balance Sheet Components

Goodwill

Goodwill was $698.9 million and $695.9 million as of June 30, 2023 and December 31, 2022, respectively. The changes in the carrying amounts of goodwill during the six months ended June 30, 2023 were due to foreign currency translation. The Company has not recorded any impairment related to goodwill.

Intangible Assets, Net

Intangible assets include finite-lived product technology, customer relationships, licenses and trade names and indefinite-lived in-process research and development. Intangible assets consisted of the following (in thousands of dollars):

	June 30, 2023			December 31, 2022			Weighted Average Remaining Amortization Period (Years)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Percepta product technology	$16,000	$(8,800)	$7,200	$16,000	$(8,267)	$7,733	7
Prosigna product technology	4,120	(984)	3,136	4,120	(847)	3,273	11
Prosigna customer relationships	2,430	(1,742)	688	2,430	(1,499)	931	1
nCounter Dx license	46,880	(11,199)	35,681	46,880	(9,636)	37,244	11
LymphMark product technology	990	(507)	483	990	(436)	554	4
Decipher product technology	90,000	(20,734)	69,266	90,000	(16,234)	73,766	8
Decipher trade names	4,000	(1,843)	2,157	4,000	(1,443)	2,557	3
HalioDx developed technology	40,258	(7,975)	32,283	39,724	(5,899)	33,825	8
HalioDx customer relationships	4,664	(1,570)	3,094	4,602	(1,144)	3,458	5
HalioDx customer backlog	6,617	(3,161)	3,456	6,528	(2,303)	4,225	2
Total finite-lived intangibles	215,959	(58,515)	157,444	215,274	(47,708)	167,566	8.2
In-process research and development	7,300	—	7,300	7,300	—	7,300
Total intangible assets	$223,259	$(58,515)	$164,744	$222,574	$(47,708)	$174,866

Amortization of the finite-lived intangible assets is recognized on a straight-line basis. Amortization expense of $5.3 million and $5.4 million was recognized for the three months ended June 30, 2023 and 2022, respectively, and expense of $10.7 million and $10.9 million was recognized for the six months ended June 30, 2023 and 2022, respectively.
The estimated future aggregate amortization expense as of June 30, 2023 is as follows (in thousands of dollars):

Year Ending December 31,	Amounts
2023 remainder of year	$10,680
2024	21,320
2025	20,194
2026	18,343
2027	17,737
Thereafter	69,170
Total	$157,444

Supplies and Inventory

As of June 30, 2023 and December 31, 2022, supplies and inventory consisted of $7.5 million and $10.2 million, respectively, of lab supplies and reagents consumed in the performance of testing services, and $4.1 million and $4.1 million, respectively, of inventory related to raw materials consumed in the contract manufacturing process, as well as finished and semi-finished components used in the assembly of diagnostic kits related to product sales.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands of dollars):

	June 30, 2023	December 31, 2022
Accrued compensation expenses	$26,538	$30,637
Accrued other	7,889	7,137
Total accrued liabilities	$34,427	$37,774

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

The carrying amounts of certain financial instruments of the Company, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The fair value of the Company’s financial assets includes money market funds and deposits for leases of the Company's facilities. Money market funds, included in cash and cash equivalents in the accompanying condensed consolidated balance sheets, were $5.6 million and $131.2 million as of June 30, 2023 and December 31, 2022, respectively, and are Level I assets as described above. The deposits for the leases, included in restricted cash, were $0.9 million and $0.7 million as of June 30, 2023 and December 31, 2022, respectively, and are a Level I assets as described above. There were no transfers between Levels 1, 2 or 3 for the three and six months ended June 30, 2023 and 2022.

On December 3, 2019, the Company acquired from NanoString the exclusive global diagnostics license to the nCounter Analysis System, the Prosigna breast cancer prognostic gene signature assay, and the LymphMark lymphoma subtyping assay. Pursuant to the terms of the agreement, Veracyte paid NanoString $40.0 million in cash and $10.0 million in Veracyte common stock, and may pay up to an additional $10.0 million in cash, contingent upon first achievement or occurrence, by or on behalf of Veracyte, of the commercial launch of the first, second and third diagnostic tests for use on the nCounter multiplex analysis system. This contingency was valued at $6.1 million as of the acquisition date and is remeasured to fair value at each reporting date until the contingent consideration is settled. As of June 30, 2023 and December 31, 2022, this contingency was remeasured to $8.2 million and $8.6 million, respectively, with the corresponding changes included in general and administrative expense in the Company's condensed consolidated statements of operations. For the three months ended June 30, 2023 and 2022, an expense of $0.1 million and a reversal of expense of $0.1 million, respectively, were recorded in general and administrative expense for the changes in carrying value. For the six months ended June 30, 2023 and 2022, a reversal of expense of $0.3 million and zero, respectively, were recorded. As of June 30, 2023, the achievement of one of the milestones is forecasted to occur within the next 12 months. As a result, $3.4 million of the contingent consideration is included in short term liabilities at June 30, 2023. The fair value of the contingent consideration includes inputs that are not observable in the market and thus represents a Level III financial liability. The estimation of the fair value of the contingent consideration is based on the present value of the expected payments calculated by assessing the likelihood of when the related milestones would be achieved and estimating the Company's borrowing rate. These estimates form the basis for making judgments about the carrying value of the contingent consideration that are not readily apparent from other sources. Changes to the forecasts for the achievement of the

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
milestones and the borrowing rate can significantly affect the estimated fair value of the contingent consideration. As of June 30, 2023 and December 31, 2022, the Company calculated the estimated fair value of the milestones using the following significant unobservable inputs:

	Value or Range (Weighted-Average)
Unobservable input	June 30, 2023	December 31, 2022
Discount rate	7.7%	8.3%
Probability of achievement	80% - 100% (92%)	80% - 100% (94%)

Short-Term Investments Held-to-Maturity

The Company's short-term investments consist of U.S. treasury securities with maturities at the time of purchase that were between 90 days and one year. The Company classifies these investments as held-to-maturity debt securities, which are reported at amortized cost, and are Level I assets as described above. As of June 30, 2023, the Company held no short-term investments and, as of December 31, 2022, short-term investments comprised U.S. treasury bills recorded at amortized cost of $24.6 million with a fair value of approximately $24.6 million. As of December 31, 2022, gross unrealized losses on short-term investments were insignificant. As part of its banking partner diversification efforts, the Company sold $40.0 million U.S. treasury bills with an amortized cost of $39.8 million for $39.8 million and realized a gross gain of $13 thousand during the six months ended June 30, 2023. No realized gains or losses on short-term investments were recognized in 2022.

5. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory facilities in South San Francisco and San Diego, California; Austin, Texas; Marseille, France; and Richmond, Virginia, and leases certain equipment under various non-cancelable lease agreements. The lease terms extend to January 2029 and contain extension of lease terms and expansion options. The leases have a weighted average remaining lease term of 3.1 years as of June 30, 2023. The Company had deposits of $0.9 million and $0.7 million included in long-term assets as of June 30, 2023 and December 31, 2022, respectively, restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the leases.

The Company determined its operating lease liabilities using payments through their current expiration dates and a weighted average discount rate of 7.9% based on the rate that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments in a similar economic environment. Operating lease liabilities along with the associated right-of-use assets are disclosed in the accompanying condensed consolidated balance sheets. After the adoption of ASC 842, Leases, or ASC 842, the Company classified its deferred rent for tenant improvements with its operating lease right-of-use assets on the consolidated balance sheets.

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
Future minimum lease payments under non-cancelable operating leases as of June 30, 2023 are as follows (in thousands of dollars):

Year Ending December 31,	Amounts
Remainder of 2023	$2,782
2024	5,619
2025	5,729
2026	1,412
2027	593
Thereafter	599
Total future minimum lease payments	16,734
Less: amount representing interest	1,870
Present value of future lease payments	14,864
Less: short-term lease liabilities	4,973
Long-term lease liabilities	$9,891

The Company recognizes operating lease expense on a straight-line basis over the non-cancelable lease period. The following table summarizes operating lease expense and cash paid for amounts included in the measurement of lease liabilities (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense	$1,278	$1,113	$2,401	$2,167
Cash paid for amounts included in the measurement of lease liabilities	$1,362	$1,144	$2,539	$2,212

The company has leased laboratory equipment under various financing leases. The total right-of-use assets and total financing lease liabilities for these financing leases were $0.2 million and $0.2 million, respectively, as of June 30, 2023, and are included in property, plant and equipment, net and other liabilities in the accompanying condensed consolidated balance sheets. As of December 31, 2022, the total right-of-use assets and total financing lease liabilities for these financing leases were $0.4 million and $0.4 million, respectively.

The Company’s wholly-owned foreign subsidiary has entered into an arrangement under which it expects to sign a lease agreement for facilities which will be constructed in Marseille, France. The lease will commence upon completion of the construction of the office building which the Company currently expects to occur in the second half of 2023 at which time the Company will record a lease liability and a corresponding ROU asset. The initial term of the lease will be twelve years with annual rent of approximately $1.3 million, which is subject to change based on final construction.

Contingencies

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. The Company believes there is no litigation pending that could have, either individually or in the aggregate, a material impact on the Company's consolidated financial statements.

6. Stockholders’ Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows:

	June 30, 2023	December 31, 2022
Stock options and restricted stock units issued and outstanding	6,860,444	5,881,906
Stock options and restricted stock units available for grant under stock option plans	5,256,642	5,591,977
Common stock available for the Employee Stock Purchase Plan	1,242,954	1,335,353
Total	13,360,040	12,809,236

7. Components of Other Income

Other income, net consists of the following (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
French research tax credits	$(1,483)	$936	$(474)	$1,827
Interest income	1,258	212	2,447	251
Interest expense	(3)	(70)	(10)	(132)
Gain (loss) on currency revaluation	(82)	(365)	146	(465)
Other	84	373	72	389
	$(226)	$1,086	$2,181	$1,870

8. Income Taxes

The Company recorded income tax expense of $0.1 million and benefit $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and expense of $0.1 million and benefit of $0.1 million for the six months ended June 30, 2023 and 2022, respectively.

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
We serve global markets with two complementary models. In the United States, we offer laboratory developed tests, or LDTs, through our centralized CLIA certified laboratories in South San Francisco and San Diego, California, supported by our cytopathology expertise in Austin, Texas. Additionally, primarily outside of the United States, we provide tests to patients through distribution to laboratories and hospitals that can perform the tests locally. Today, this includes our Prosigna test, and in the future, we intend to offer the Envisia, Decipher Prostate and Percepta Nasal Swab tests as IVD tests that run on the nCounter Analysis System. We believe our broad menu of advanced diagnostic tests, combined with our ability to deliver them globally, uniquely positions us in the diagnostics industry.

COVID-19 and Macroeconomic Factors

We believe COVID-19 has impacted our total test volumes primarily during 2020 and 2021. Our customers, third-party contract manufacturers, carriers, suppliers and collaboration partners have been affected by the closure of hospitals, doctors' offices, manufacturing sites, or country borders, among other measures put in place around the world. Our operations remain subject to risk due to possible COVID-19 outbreaks at our sites. Layoffs, furloughs and unplanned loss of staff in the medical industry and otherwise during the pandemic have had, and will continue to have, negative impacts on the demand for and supply of medical care and diagnostic tests, which affects the frequency with which tests are ordered, and the ability of doctors and hospitals to administer such tests. Further the inability to travel and conduct face-to-face meetings can also make it more difficult to expand utilization of our products into new geographies and to drive awareness of our products.

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

In addition, ongoing interest rate increases and inflation in the U.S. and other markets globally, as well as turmoil in the global banking and finance system, may heighten the risk of an economic downturn or recession and volatility and dislocation in the capital or credit markets in the U.S. or globally. Moreover, the continued fluctuation of the U.S. dollar compared to other currencies, has impacted and may continue to impact our results of operations. We intend to continue to monitor macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions as appropriate. Finally, the military conflict between Russia and Ukraine has increased the risk of disruptions to energy supplies in Europe, which may impact our ability to manufacture tests and perform services from our facility in Marseille, France.

The extent of the impact of COVID-19 and other macroeconomic factors on our future liquidity and operational performance will depend on certain developments, including the deployment and long-term efficacy of vaccines; the duration and spread of the outbreak, particularly in the form of more transmissible variants; the impact on our customers' operations; the impact to our sales and renewal cycles; changes in central bank policies and interest rates; rates of inflation; and changes in foreign currency exchange rates. See Risk Factors for further discussion.

Factors Affecting Our Performance

Reported Total Test Volume

Our performance depends on the number of tests that we perform and report as completed in our CLIA-certified laboratories and Prosigna tests processed on the nCounter Analysis System. Factors impacting the number of tests that we report as completed include, but are not limited to:

•the impact of COVID-19 on patients seeking to have tests performed, as well as our operations;
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

Generally, cash we receive is collected within 12 months of the date the test is billed. We cannot provide any assurance as to when, if ever, or to what extent, any of these amounts will be collected. Notwithstanding our efforts to obtain payment for these tests, payers may deny our claims, in whole or in part, and we may never receive payment for these tests.

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

Biopharmaceutical and Other Revenue

We enter into arrangements to license or provide access to our assets or services, including clinical services, research and development, contract manufacturing and development, as well as other services. Such arrangements may require us to deliver various rights, data, services, manufactured diagnostic test kits, access and/or testing services to partner biopharmaceutical and other companies. The underlying terms of these arrangements generally provide for consideration paid to us in the form of nonrefundable fees; payments on delivery of data, test results or manufactured products; costs of service plus margin; performance milestone payments; expense reimbursements and possibly royalty and/or other payments. Net sales of data or other services to our customers are recognized in accordance with ASC 606 and are classified under biopharmaceutical and other revenue. Payments received that are not related to sales or services to a customer or collaboration revenue are recorded as offsets against research and development expense or cost of biopharmaceutical and other revenue in our consolidated statements of operations.

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

Financial Overview

Revenue

Through June 30, 2023, we had derived most of our revenue from the sale of Decipher and Afirma tests, delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of cash collection from the third-party payer and individual patients. Third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Medicare	32%	30%	32%	30%
UnitedHealthcare	10%	10%	10%	10%
	42%	40%	42%	40%

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

Cost of Biopharmaceutical and Other Revenue

Our cost of biopharmaceutical and other revenue are the costs of performing activities under arrangements that require us to perform research and development, commercialization, and contract manufacturing and development on behalf of a customer. This cost is mainly composed of compensation expense, manufacturing and laboratory supplies and pass-through costs.

Research and Development

Research and development expenses include expenses incurred to develop our technology, collect clinical samples and conduct clinical studies to develop and support our products and pipeline. These expenses consist of compensation expenses, direct research and development expenses such as laboratory supplies and costs associated with setting up and conducting clinical studies at domestic and international sites, professional fees, depreciation and amortization, other miscellaneous expenses and allocation of facility and information technology expenses. We expense all research and development costs in the periods in which they are incurred. We incurred a majority of our research and development expenses in 2022 and in the six months ended June 30, 2023 in support of our early-stage products, including Percepta Nasal Swab, as well as the development of new IVD products. Going forward, we expect to incur significant expense as we invest in the development of our innovation engine, early-stage products, including required clinical studies, the development of current tests for the nCounter instrument and the transition of manufacturing to our Veracyte Marseille facility.

Selling and Marketing

Selling and marketing expenses consist of compensation expenses, direct marketing expenses, professional fees, other expenses such as travel and communications costs, as well as allocation of facility and information technology expenses. Our sales team of approximately 120 representatives is organized by business unit in the U.S., with separate teams calling on thyroid cancer, urologic cancers, and pulmonology physicians. The business units have dedicated marketing support, as well as a marketing operations team that serves the commercial organization broadly. Prosigna sales outside of the U.S. are led by country managers that call on laboratories and breast cancer oncologists and have dedicated marketing support.

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

Results of Operations

Comparison of the three and six months ended June 30, 2023 and 2022 (in thousands of dollars, except percentages and test volume):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%	2023	2022	Change	%
Revenue:
Testing revenue	$81,749	$59,718	$22,031	37%	$154,145	$115,698	$38,447	33%
Product revenue	4,011	3,108	903	29%	7,903	6,087	1,816	30%
Biopharmaceutical and other revenue	4,562	10,038	(5,476)	(55)%	10,696	18,862	(8,166)	(43)%
Total revenue	90,322	72,864	17,458	24%	172,744	140,647	32,097	23%
Operating expense:
Cost of testing revenue	23,333	18,584	4,749	26%	42,981	36,107	6,874	19%
Cost of product revenue	2,315	1,646	669	41%	4,477	3,221	1,256	39%
Cost of biopharmaceutical and other revenue	4,040	4,800	(760)	(16)%	8,459	9,415	(956)	(10)%
Research and development	12,541	9,377	3,164	34%	25,310	18,543	6,767	36%
Selling and marketing	25,756	24,001	1,755	7%	51,886	47,755	4,131	9%
General and administrative	25,047	19,798	5,249	27%	47,510	40,710	6,800	17%
Intangible asset amortization	5,341	5,391	(50)	(1)%	10,670	10,877	(207)	(2)%
Total operating expenses	98,373	83,597	14,776	18%	191,293	166,628	24,665	15%
Loss from operations	(8,051)	(10,733)	2,682	(25)%	(18,549)	(25,981)	7,432	(29)%
Other income (loss), net	(226)	1,086	(1,312)	(121)%	2,181	1,870	311	17%
Loss before income taxes	(8,277)	(9,647)	1,370	(14)%	(16,368)	(24,111)	7,743	(32)%
Income tax expense (benefit)	125	(115)	240	(209)%	125	(118)	243	(206)%
Net loss	$(8,402)	$(9,532)	$1,130	(12)%	$(16,493)	$(23,993)	$7,500	(31)%
Other Operating Data:
Diagnostic tests reported	29,061	22,622	6,439	28%	54,909	43,661	11,248	26%
Product tests sold	2,748	2,282	466	20%	5,688	4,488	1,200	27%
Total test volume	31,809	24,904	6,905	28%	60,597	48,149	12,448	26%

Depreciation and amortization expense	$6,859	$6,491	$368	6%	$13,529	$13,048	$481	4%
Stock-based compensation expense	$10,449	$6,125	$4,324	71%	$18,550	$12,980	$5,570	43%

Revenue

Revenue increased $17.5 million for the three months ended June 30, 2023 compared to the same period in 2022. This was primarily due to a $22.0 million increase in testing revenue driven by a 28% volume increase, partially offset by a $5.5 million decrease in our Biopharmaceutical and other revenue. Afirma and Decipher Prostate tests drove the increase in testing revenue and tests reported for the three months ended June 30, 2023. Product revenue increased $0.9 million for the three months ended June 30, 2023 compared to the same period in 2022, driven primarily by an increase in product test kits sold, as well as sales of the nCounter Analysis System. This growth includes an improvement in currency exchange rates, which positively impacted product revenue by $0.1 million. Biopharmaceutical and other revenue decreased by $5.5 million for the three months ended June 30, 2023 driven primarily by the reduction of customer projects given overall spending constraints across the industry. Currency exchange rates positively impacted our total revenue by $0.1 million for the three months ended June 30, 2023 when compared to rates for the same period in 2022.

Revenue increased $32.1 million for the six months ended June 30, 2023 compared to the same period in 2022. This was primarily due to a $38.4 million increase in testing revenue driven by a 26% volume increase, partially offset by a $8.2 million decrease in our Biopharmaceutical and other revenue. The increase in testing revenue and tests reported for the six months ended June 30, 2023 was due to Afirma and Decipher Prostate tests, which contributed $38.7 million of the increase. The remaining testing business decreased by $0.3 million primarily due to our decision to discontinue our Immunoscore test and to stop actively marketing our Percepta GSC test. Product revenue increased $1.8 million for the six months ended June 30, 2023 compared to the same period in 2022, driven primarily by an increase in product test kits sold as well as sales of the nCounter Analysis System. This growth was partially offset by a decline in currency exchange rates, which negatively impacted product revenue by $0.1 million. Biopharmaceutical and other revenue decreased by $8.2 million for the six months ended June 30, 2023 driven primarily by the reduction of customer projects given overall spending constraints across the industry. Currency exchange rates negatively impacted our total revenue by $0.2 million for the six months ended June 30, 2023 when compared to rates for the same period in 2022.

Cost of revenue

Comparison of the three and six months ended June 30, 2023 and 2022 is as follows (in thousands of dollars, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%	2023	2022	Change	%
Cost of testing revenue:
Laboratory costs	$12,722	$9,568	$3,154	33%	$23,084	$18,297	$4,787	26%
Sample collection costs	2,764	2,478	286	12%	5,279	4,446	833	19%
Compensation expense	4,811	4,252	559	13%	9,058	8,217	841	10%
License fees and royalties	23	(406)	429	(106)%	45	(27)	72	(267)%
Depreciation and amortization	331	327	4	1%	640	655	(15)	(2)%
Other expenses	1,102	860	242	28%	1,802	1,801	1	—%
Allocations	1,580	1,505	75	5%	3,073	2,718	355	13%
Total	$23,333	$18,584	$4,749	26%	$42,981	$36,107	$6,874	19%
Cost of product revenue:
Product costs	$2,097	$1,267	$830	66%	$3,731	$2,473	$1,258	51%
License fees and royalties	98	275	(177)	(64)%	460	549	(89)	(16)%
Depreciation and amortization	46	32	14	44%	89	51	38	75%
Other expenses	38	53	(15)	(28)%	161	120	41	34%
Allocations	36	19	17	89%	36	28	8	29%
Total	$2,315	$1,646	$669	41%	$4,477	$3,221	$1,256	39%
Cost of biopharmaceutical and other revenue:
Compensation expense	$1,952	$2,541	$(589)	(23)%	$4,239	$4,878	$(639)	(13)%
License fees and royalties	5	45	(40)	(89)%	25	71	(46)	(65)%
Depreciation and amortization	113	83	30	36%	225	177	48	27%
Other expenses	944	2,083	(1,139)	(55)%	2,841	4,192	(1,351)	(32)%
Allocations	1,026	48	978	2,038%	1,129	97	1,032	1,064%
Total	$4,040	$4,800	$(760)	(16)%	$8,459	$9,415	$(956)	(10)%

Cost of testing revenue increased $4.7 million, or 26%, for the three months ended June 30, 2023 compared to the same period in 2022. The increase in cost of testing revenue was due to increased volume in testing, primarily related to Afirma and Decipher Prostate.

Cost of testing revenue increased $6.9 million, or 19%, for the six months ended June 30, 2023 compared to the same period in 2022. The increase in cost of testing revenue was due to increased volume in testing, primarily related to Afirma and Decipher Prostate.

Cost of product revenue is related to sales of Prosigna and nCounter Analysis Systems. Cost of product revenue increased $0.7 million, or 41%, for the three months ended June 30, 2023 compared to the same period in 2022, driven by increased test volume and nCounter Analysis Systems.

Cost of product revenue is related to sales of Prosigna and nCounter Analysis Systems. Cost of product revenue increased $1.3 million, or 39%, for the six months ended June 30, 2023 compared to the same period in 2022, primarily driven by increased test volume.

Cost of biopharmaceutical and other revenue includes labor costs incurred by our employees working on customer projects, laboratory supplies and pass-through expenses incurred on these projects. Cost of biopharmaceutical and other revenue decreased by $0.8 million and $1.0 million driven by reductions of variable expenses related to projects.

Research and development

Comparison of the three and six months ended June 30, 2023 and 2022 is as follows (in thousands of dollars, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%	2023	2022	Change	%
Research and development expense:
Compensation expense	$7,112	$6,569	$543	8%	$14,413	$13,694	$719	5%
Direct research and development expense	2,504	1,226	1,278	104%	5,245	2,048	3,197	156%
Depreciation and amortization	273	121	152	126%	436	235	201	86%
Other expenses	1,148	775	373	48%	2,872	1,302	1,570	121%
Allocations	1,504	686	818	119%	2,344	1,264	1,080	85%
Total	$12,541	$9,377	$3,164	34%	$25,310	$18,543	$6,767	36%

Research and development expense increased $3.2 million, or 34%, for the three months ended June 30, 2023 compared to the same period in 2022. The increase in compensation expense was primarily due to annual merit increases and additional headcount. The increase in direct research and development expense was primarily related to our on-going clinical studies including, but not limited to, furthering the support and evidence of our Percepta Nasal Swab test. The increase in other expenses was primarily driven by increased support in developing our IVD platform. We recognized a $0.1 million unfavorable impact from foreign currency exchange when compared to the rates for the three months ended June 30, 2022.

Research and development expense increased $6.8 million, or 36%, for the six months ended June 30, 2023 compared to the same period in 2022. The increase in compensation expense was primarily due to annual merit increases and additional headcount. The increase in direct research and development expense was primarily related to our on-going clinical studies including, but not limited to, furthering the support and evidence of our Percepta Nasal Swab test. The increase in other expenses was primarily driven by increased support in developing our IVD platform. We recognized a $0.1 million favorable impact from foreign currency exchange rates for the six months ended June 30, 2023 when compared to the rates for the same period in 2022.

Selling and marketing

Comparison of the six months ended June 30, 2023 and 2022 is as follows (in thousands of dollars, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%	2023	2022	Change	%
Selling and marketing expense:
Compensation expense	$18,799	$17,261	$1,538	9%	$38,469	$35,589	$2,880	8%
Direct marketing expense	1,427	1,720	(293)	(17)%	2,774	3,021	(247)	(8)%
Other expenses	3,876	3,644	232	6%	7,455	6,459	996	15%
Allocations	1,654	1,376	278	20%	3,188	2,686	502	19%
Total	$25,756	$24,001	$1,755	7%	$51,886	$47,755	$4,131	9%

Selling and marketing expense increased $1.8 million, or 7%, for the three months ended June 30, 2023 compared to the same period in 2022. The increase in compensation expense was primarily due to additional employees hired and increased commissions to support the growth of Afirma and Decipher test volume. Other expenses increased primarily due to higher travel and entertainment expense to also support the growth of Afirma and Decipher test volume. The increase was partially offset by reduced expenses related to Immunoscore and Percepta support.

Selling and marketing expense increased $4.1 million, or 9%, for the six months ended June 30, 2023 compared to the same period in 2022. The increase in compensation expense was primarily due to additional employees hired and increased commissions to support the growth of Afirma and Decipher test volume. Other expenses increased primarily due to higher travel and entertainment expense to also support the growth of Afirma and Decipher test volume. The increase was partially offset by reduced expenses related to Immunoscore and Percepta support.

General and administrative

Comparison of the three and six months ended June 30, 2023 and 2022 is as follows (in thousands of dollars, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%	2023	2022	Change	%
General and administrative expense:
Compensation expense	$18,783	$11,592	$7,191	62%	$34,356	$26,690	$7,666	29%
Occupancy expenses	2,243	1,481	762	51%	3,679	2,992	687	23%
Depreciation and amortization	752	535	217	41%	1,464	1,051	413	39%
Other expenses	9,069	9,824	(755)	(8)%	17,781	16,770	1,011	6%
Allocations	(5,800)	(3,634)	(2,166)	60%	(9,770)	(6,793)	(2,977)	44%
Total	$25,047	$19,798	$5,249	27%	$47,510	$40,710	$6,800	17%

General and administrative expense increased by $5.2 million for the three months ended June 30, 2023, compared to the same period in 2022. Compensation expense for the three months ended June 30, 2023 compared to the same period in 2022 increased primarily due to a $3.4 million increase in stock based compensation, inclusive of $1.4 million related to the departure of our former executive chair in June 2023, and a $3.8 million increase in other compensation. Other compensation is partially related to recording certain expenses to the gross account and subsequently allocating, where historically we booked these expenses directly to their allocated location. These increases were partially offset by a decrease in other expenses driven by the $3.3 million that was recorded in the three months ended June 30, 2022 related to the impairment of an intangible asset. General and administrative expenses related to occupancy costs and information technology costs are allocated to general and administrative expense, selling and marketing expense, research and development expense, and cost of revenue based on the headcount and employee location. We recognized a $0.1 million unfavorable impact from foreign currency exchange rates when compared to the rates for the three months ended June 30, 2022.

General and administrative expense increased by $6.8 million for the six months ended June 30, 2023, compared to the same period in 2022. Compensation expense increased primarily due to a $3.9 million increase in stock based compensation, inclusive of $1.4 million related to the departure of our former executive chair in June 2023, and a $3.8 million increase in other compensation. Other compensation is partially related to recording certain expenses to the gross account and subsequently allocating, where historically we booked these expenses directly to their allocated location. Other expenses includes a $1.4 million of impairment of right-of-use and fixed assets in relation to exiting our Richmond facility in the six months ended June 30, 2023 and our recorded expense of $3.3 million in the six months ended June 30, 2022 related to the impairment of an intangible asset. We recognized a $0.1 million favorable impact from foreign currency exchange rates for the six months ended June 30, 2023 when compared to the rate for the same period in 2022.

Other income, net

Other income, net, decreased $1.3 million for the three months ended June 30, 2023 compared to the same period in 2022, primarily due to a decrease of $2.4 million related to reserves established for the French research tax credit receivable and revisions to the current year estimate, partially offset by an increase of $1.0 million from interest income.

Other income, net, increased $0.3 million for the six months ended June 30, 2023 compared to the same period in 2022, primarily due to an increase of $2.2 million from interest income, and an increase of $0.6 million due to unrealized foreign currency gain, partially offset by a decrease of $2.3 million related to reserves established for the French research tax credit receivable and revisions to the current year estimate.

Liquidity and Capital Resources

From inception through June 30, 2023, we have been financed primarily through net proceeds from the sale of our equity securities. We have incurred net losses since our inception. For the six months ended June 30, 2023, we had a net loss of $16.5 million, and we expect to incur additional losses for the remainder of 2023 and potentially in future years. As of June 30, 2023, we had an accumulated deficit of $410.2 million.

On March 10, 2023, Silicon Valley Bank, or SVB, one of our banking partners, was closed by the California Department of Financial Protection & Innovation, and the Federal Deposit Insurance Corporation, or FDIC, was named as Receiver. At the time of closing on March 10, 2023, we had cash and cash equivalents and short-term investments at SVB or under SVB management, however the majority of these assets were not restricted by the FDIC action to take control of SVB as most of our cash and cash equivalents and short-term investments resided in a custodial account with a third-party bank for which SVB acted as advisor. The FDIC subsequently transferred SVB’s deposits to a newly created bridge bank, named Silicon Valley Bridge Bank, N.A. and, on March 26, 2023, the FDIC announced that First Citizens Bank & Trust Company had agreed to purchase and assume all deposits and loans of Silicon Valley Bridge Bank. As a result, the closure of SVB did not impact our ability to satisfy our operations and obligations and we have full access to funds that were previously held at SVB. Our ongoing cash management strategy is to ensure diversity in our deposit accounts across financial institutions, but deposits in these institutions may exceed the amount of insurance provided on such deposits. We have not realized any losses on our deposits of cash and cash equivalents other than exchange rate losses related to foreign currency denominated accounts.

We believe our existing cash and cash equivalents of $191.1 million as of June 30, 2023, and cash flows generated by our revenue during the next 12 months will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the filing date of this report. We expect that our near- and longer-term liquidity requirements will continue to consist of costs to run our laboratories, research and development expenses, selling and marketing expenses, general and administrative expenses, working capital, capital expenditures, lease obligations and general corporate expenses associated with the growth of our business. However, we may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to generate cash flows from our revenue to finance our cash requirements, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. If we raise funds by issuing equity securities, dilution to stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, restrictions on our cash and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third-party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives, or forgo potential acquisitions or investments. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to us. Moreover, any instability in the global banking system may impact liquidity both in the short term and long term and may result in adverse impacts to our or our customers’ business, including in our customers’ ability to pay for our products.

Operating Leases

We lease office and laboratory facilities in South San Francisco and San Diego, California; Austin, Texas; Marseille, France; and Richmond, Virginia, and lease certain equipment under various non-cancelable lease agreements. The lease terms extend to October 2030 and contain extension of lease term and expansion options. As of June 30, 2023, the leases have a weighted average remaining lease term of 3.1 years and total future minimum lease payments of $16.7 million.

Veracyte SAS has signed a lease agreement for facilities which are under construction in Marseille, France. The lease will commence upon completion of the construction of the office building which we currently expect to occur in the second half of 2023 at which time we will record a lease liability and a corresponding ROU asset. The initial term of the lease will be twelve years with annual rent of approximately $1.3 million, which is subject to change based on final construction.

Acquisition-Related Contingent Consideration

In December 2019, we acquired from NanoString the exclusive global diagnostics license to the nCounter Analysis System, the Prosigna breast cancer prognostic gene signature assay, and the LymphMark lymphoma subtyping assay. Pursuant to the terms of the agreement, we paid NanoString $40.0 million in cash and $10.0 million in Veracyte common stock, and may pay up to an additional $10.0 million in cash, contingent upon first achievement or occurrence, by or on behalf of Veracyte, of the commercial launch of the first, second and third diagnostic tests for use on the nCounter multiplex analysis system. As of June 30, 2023, the achievement of one of the milestones is forecasted to occur within the next 12 months, requiring payments totaling $3.5 million.

HalioDx Acquisition-Related Payments

In connection with the acquisition of HalioDx on August 2, 2021, or the HalioDx Acquisition, 11,031 unvested HalioDx free ordinary share awards, or free shares, were modified to provide us the right to purchase the vested free shares (call option) from the holders and the holders the right to sell the vested free shares to us (put option) from time to time through late 2023. As a result of the call and put options, the free shares have been classified as a liability. Additionally, in connection with the HalioDx Acquisition, all of HalioDx's equity-classified options that were outstanding prior to the HalioDx Acquisition were terminated and cancelled at the acquisition date. We committed to pay cash consideration of $1.5 million to holders of unvested options on the date the employee satisfies the original service requirement.

As part of the agreement, we held back $16.8 million of the cash consideration, or the holdback, which was payable to the founders of HalioDx based on their continuous employment with us. Fifty percent of the holdback was placed in escrow on the founders' behalf on the first anniversary of the closing date and the remainder was paid directly to the founders on the second anniversary in August 2023.

As of June 30, 2023, the remaining amount to be paid for all HalioDx related items was $7.4 million subject to holders continued service, excluding any potential associated French government social tax charges.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022 (in thousands of dollars):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$14,499	$(9,235)
Net cash provided by (used in) investing activities	20,411	(11,760)
Net cash provided by financing activities	2,082	1,915

Cash Flows from Operating Activities

Cash provided by operating activities for the six months ended June 30, 2023 was $14.5 million. Our net loss of $16.5 million includes non-cash charges of $18.4 million of stock-based compensation expense, $13.5 million of depreciation and amortization, of which $10.7 million was related to intangible asset amortization, $1.4 million tied to the impairment of right-of-use and fixed assets, and the remainder was due to a non-cash lease expense of $2.0 million. Cash used as a result of changes in operating assets and liabilities was $4.0 million, primarily composed of a decrease in accrued liabilities and deferred revenue of $3.7 million, an increase in prepaids and other current assets of $2.5 million, a decrease in operating lease liability of $2.1 million, and an increase in other assets of $1.0 million. These amounts were partially offset by a decrease in supplies and inventory of $2.8 million, a decrease in accounts receivable of $1.8 million, and an increase in accounts payable of $0.8 million.

Cash used in operating activities for the six months ended June 30, 2022 was $9.2 million. The net loss of $24.0 million includes non-cash charges of $12.6 million of stock-based compensation expense and $13.0 million of depreciation and amortization, of which $10.9 million was related to intangible asset amortization and $1.6 million was tied to non-cash lease expense. Cash used as a result of changes in operating assets and liabilities was $16.5 million, primarily composed of a decrease in accrued liabilities and deferred revenue of $5.3 million, an increase in supplies and inventory of $3.7 million, an increase in accounts receivable of $2.9 million, an increase in prepaid expense and other current assets of $1.8 million and a $2.1 million impact from other working capital accounts.

Cash Flows from Investing Activities

Cash provided by investing activities for the six months ended June 30, 2023 was $20.4 million, consisting of $44.8 million generated from the sale and maturity of short-term investments, partially offset by $19.7 million used in the purchase of short-term investments and $4.7 million used in the purchase of property, plant and equipment.

Cash used in investing activities for the six months ended June 30, 2022 was $11.8 million for the acquisition of short-term investments and property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2023 was $2.1 million, consisting of $5.3 million in proceeds from the exercise of options to purchase our common stock and the purchase of stock under our Employee Stock Purchase Plan, or ESPP, partially offset by $3.2 million in tax payments during the period related to the vesting of restricted stock units granted to employees.

Cash provided by financing activities, for the six months ended June 30, 2022 was $1.9 million, consisting of $3.9 million in proceeds from the exercise of options to purchase our common stock and the purchase of stock under our ESPP, partially offset by $1.9 million in tax payments during the period related to the vesting of restricted stock units granted to employees.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $191.1 million as of June 30, 2023 which consisted of bank deposits, money market funds and U.S. treasury securities. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

Foreign Currency Risk

As of June 30, 2023 we held $2.9 million of bank deposits denominated in Euros. Such Euro denominated deposits carry a degree of risk from changes in currency exchange rates as the gains or losses from changes in exchange rates are included in our net loss and comprehensive loss. As of June 30, 2023 a hypothetical 10% appreciation or depreciation of the U.S. dollar relative to the Euro would not have had a material impact on our condensed consolidated financial statements.

Inflation Risk

We are facing inflation headwinds in compensation, travel and inventory costs. This impact on our business, financial condition, and operating results to date has primarily been offset with operational efficiencies.

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

(b)Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout our Company. There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We depend on a few payers for a significant portion of our revenue; if one or more significant payers stops providing reimbursement or decreases the amount of reimbursement for our tests our revenue could decline.
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
•Our future success and international growth depend, in part, on our ability to adapt and manufacture select tests to be performed on the nCounter Analysis System.
•The revenue that we are expecting in our biopharma and other services business may not transpire.
•The COVID-19 pandemic has had, and may continue to have, an adverse effect on certain of our businesses, results of operations and financial condition.
•We rely on sole suppliers for some of the reagents, equipment, and other materials used to perform our tests, and we may not be able to find replacements or transition to alternative suppliers, which may materially impact our ability to generate revenue.
•We depend on a specialized cytopathology practice to perform the cytopathology component of our Afirma test, and our ability to perform our diagnostic solution would be harmed if we were unable to secure a replacement.
•We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.
•If we are unable to support demand for our tests, services or products, our business could suffer.
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

•If we are unable to compete successfully, we may be unable to increase or sustain our revenue and/or achieve profitability.
•We depend on our senior management team, and the loss of one or more of our executive officers, or the inability to attract and retain highly-skilled employees or other key personnel, could adversely affect our business.
•Billing for our diagnostic tests is complex, and we must dedicate substantial time and resources to the billing process in order to collect cash and be paid.
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
•If we are unable to protect our intellectual property effectively our business would be harmed.
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

We have incurred net losses since our inception. For the six months ended June 30, 2023 and 2022, we had net losses of $16 million and $24 million, respectively. As of June 30, 2023, we had an accumulated deficit of $410 million. We expect to incur additional losses in the future, and we may never achieve revenue sufficient to offset our expenses. We have experienced and may continue to experience decreases in total test volume due to the impact of COVID-19, including as a result of additional COVID-19 variants. Additionally, ongoing widespread inflationary pressures in the U.S. and across global economies have resulted in higher costs for our raw materials, non-material costs, labor and other business costs, and significant increases in the future could adversely affect our results of operations. We expect to continue to devote substantially all of our resources to increase adoption of and reimbursement for our molecular diagnostic portfolio of tests, as well as the development of additional tests. We may never achieve or sustain profitability, and our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

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

Although a number of our tests, such as Prosigna, Envisia, and Decipher Bladder, have not contributed significant revenue to date, we expect them to grow and become an increasingly important component of our portfolio, as well as our results of operations. We plan to introduce new tests going forward as well. There can be no assurance that we will be successful in our launch or commercialization of new tests, nor that physicians will request our new tests be performed in sufficient volumes for our revenue to meet our projections. Additionally, we anticipate expanding the reach of our tests to international markets; if our products are not widely adopted internationally, our business and results of operations may be adversely affected.

We depend on a few payers for a significant portion of our revenue; if one or more significant payers stops providing reimbursement or decreases the amount of reimbursement for our tests, our revenue could decline.

Federal Medicare funding and state budgets are limited and have been placed under tremendous strain in recent years, which is likely to be further exacerbated as a result of reduced tax receipts and greater deficit spending as a result of the COVID-19 pandemic and the following economic downturn. Such budgetary pressures may force Medicare or state agencies to reduce payment rates or change coverage policies. If there is a decrease in Medicare or other payers’ payment rates for our tests, our revenue from Medicare and such payers will decrease and the payment rates for some of our commercial payers may also decrease if they tie their allowable rates to the Medicare rates. These changes could have an adverse effect on our business, financial condition and results of operations.

Revenue for tests performed on patients covered by Medicare and UnitedHealthcare Group was 32% and 10%, respectively, of our revenue for the six months ended June 30, 2023, compared with 30% and 10%, respectively, for the six months ended June 30, 2022. The percentage of our revenue derived from significant payers is expected to fluctuate from period to period as our revenue fluctuates, as additional payers provide reimbursement for our tests or if one or more payers were to stop reimbursing for our tests or change their reimbursed amounts. Effective January 2012, Palmetto GBA, the regional Medicare Administrative Contractor, or MAC, that handled claims processing for Medicare services over our jurisdiction at that time, issued coverage and payment determinations for our Afirma Classifiers now covered by Noridian Healthcare Solutions, the current MAC for our jurisdiction, through the MolDX program, administered by Palmetto GBA, under an LCD.

On March 1, 2015, CPT code 81545 for the Afirma GEC was issued. On January 1, 2018, the Medicare Clinical Laboratory Fee Schedule payment rate for the Afirma classifier increased from $3,220 to $3,600. This rate is based on the volume-weighted median of private payer payment rates made between January 1 and June 30, 2016, which we reported to the Centers for Medicare & Medicaid Services in 2017 as required under the Protecting Access to Medicare Act of 2014, or PAMA. In December 2019, through the Further Consolidated Appropriations Act of 2020, Congress delayed the next data reporting period from 2020 to 2021 for final payments made between January 1 and June 30, 2019, extending the applicability of the payment rates based on 2017 reporting by one year through December 31, 2021. In March 2020, through the CARES Act, Congress further delayed the next reporting period to 2022 for final payments made between January 1 and June 30, 2019, extending the applicability for the payment rates based on 2017 reporting through December 31, 2022. In December 2021, through the Protecting Medicare and American Farmers from Sequester Cuts Act, Congress further delayed the next reporting period to 2023. In December 2022, through the Consolidated Appropriations Act of 2023, Congress further delayed the next reporting period to 2024. As a result of the transition from Afirma GEC to Afirma GSC, a new CPT Category I code (81546) was established for the Afirma classifier, effective January 1, 2021. This code went through the national payment determination process for Medicare in 2020, through which CMS priced 81546 at the same rate of $3,600 as 81545. Since the Afirma GSC CPT code 81546 was newly issued in 2021, the first PAMA data reporting period for 81546 under the current triennial data reporting process is expected to be January 2027 through March 2027, resulting in a new potential reimbursement rate effective January 1, 2028. There is no guarantee that the Afirma GSC Medicare rate will not be negatively impacted in future PAMA reporting cycles based on the reported weighted median of private commercial payers.

Decipher Prostate Biopsy and Decipher Prostate RP are currently reimbursed by Medicare pursuant to LCDs issued by Palmetto GBA and adopted by Noridian Healthcare Solutions, each acting as a MAC, as well as by a number of commercial payers. However, there are many commercial payers who currently do not provide reimbursement for our prostate genomic tests, or provide only limited reimbursement, and we have contracts for reimbursement with only a limited number of commercial payers for our prostate tests. Our Decipher Prostate tests were assigned a new American Medical Association Current Procedural Terminology code, or CPT code, 81542, in 2020. CPT code changes can result in a risk of an error being made in the claim adjudication process. Such errors can occur with claims submission, third-party transmission or in the processing of the claim by the payer. Claim adjudication errors may result in a delay in payment processing or a reduction in the amount of the payment we receive.

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

We expect to continue to focus substantial resources on increasing adoption, coverage and reimbursement for the Afirma, Decipher Prostate, Prosigna, Envisia and Decipher Bladder, as well as any other future tests we may develop. We believe it will take several years to achieve coverage and contracted reimbursement with a majority of third-party payers. We cannot predict whether, under what circumstances, or at what payment levels payers will reimburse for our tests. Also, payer consolidation is underway and creates uncertainty as to whether coverage and contracts with existing payers will remain in effect. Finally, if there is a decrease in the Medicare payment rates for our tests, the payment rates for some of our commercial payers may also decrease if they tie their allowable rates to the Medicare rates. Reductions in private payer amounts could decrease the Medicare payment rates for our tests under PAMA. Our failure to establish broad adoption of and reimbursement for our tests, or our inability to maintain existing reimbursement from payers, will negatively impact our ability to generate revenue and achieve profitability, as well as our future prospects and our business.

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

Our future success and international growth depend, in part, on our ability to adapt and manufacture select tests to be performed on the nCounter Analysis System.

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

The revenue that we are expecting in our biopharma and other services business may not transpire.

We have previously entered into technology licensing, collaboration, and other services arrangements, such as our collaborations with Johnson & Johnson in December 2018, with Acerta Pharma, the hematology research and development arm of AstraZeneca, in December 2019 and with CareDx in May 2020. With the acquisition of Decipher Biosciences and HalioDx, we continue to seek to expand the range of our biopharma services offerings to pharmaceutical partners with services such as clinically relevant biomarker identification, patient stratification for clinical trials, and development of companion diagnostics. The success of our biopharma services business depends in part on our ability to identify and successfully negotiate with appropriate pharma partners. We cannot guarantee that we will be successful in the identification of appropriate pharma partners or the successful and timely negotiation with such partners, or that existing partners will not terminate their agreements with us.

The COVID-19 pandemic has had, and may continue to have, an adverse effect on certain of our businesses, results of operations and financial condition.

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
•We may not be able to manage our business effectively due to lab or other key employees becoming ill, and/or being unable to travel to our facilities.
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
•Delays in our clinical trials and studies due to temporary or permanent staff attrition at our investigator sites, or patient reticence to participate in clinical studies.
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

We rely on sole suppliers for critical supply of reagents, equipment and other materials and services that we use to perform our tests, to manufacture the nCounter Analysis System for diagnostic use and Prosigna test kits sold to customers. We also purchase components used in our sample collection kits from sole-source suppliers. Some of these items are unique to these suppliers and vendors and their inability to provide us with reagents that perform to specifications, could negatively impact our ability to provide timely response and reports to our customers and, as a result, may materially impact our ability to generate revenue.

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

While we have developed alternate sourcing strategies for these materials and vendors, we cannot be certain whether these strategies will be effective or the alternative sources will be available when we need them. Moreover, the supply of key reagents and testing materials has been severely challenged by the COVID-19 pandemic. Periodically, as a result of the COVID-19 pandemic and other challenges to global supply chains, we experienced supply chain disruptions in the supply of plastic materials used in the processing of samples, although this has not resulted in delays in our ability to timely return test results. Carriers responsible for transporting samples to us continue to operate at lower than usual capacity because of COVID-19, at times causing delays in the timeliness of our receipt of samples. Any such interruption may significantly affect our future revenue, cause us to incur higher costs, and harm our customer relationships and reputation. In addition, in order to mitigate these risks, we maintain inventories of these supplies at higher levels than would be the case if multiple sources of supplies were available. If our total test volume decreases or we switch suppliers, we may hold excess supplies with expiration dates that occur before use which would adversely affect our losses and cash flow position. As we introduce any new test, we may experience supply issues as we ramp test volume. Moreover, the COVID-19 pandemic has disrupted supply chains globally, and could adversely affect our ability to source essential reagents, equipment and other materials in a timely manner or at all.

We depend on a specialized cytopathology practice to perform the cytopathology component of our Afirma test, and our ability to perform our diagnostic solution would be harmed if we were unable to secure a replacement.

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

If TCP were unexpectedly unable to support our current cytology test volume or future increases in total cytology test volume or to provide the quality of services we require, or if we were unable to agree on commercial terms and our relationship with TCP were to terminate, our business could be harmed until we were able to secure the services of another cytopathology provider. There can be no assurance that we would be successful in finding a replacement that would be able to conduct cytopathology diagnoses at the same volume or with the same high-quality results as TCP. Locating another suitable cytopathology provider could be time consuming and would result in delays in processing Afirma tests until a replacement was fully integrated with our test processing operations.

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

If we are unable to support demand for our tests, services or products, our business could suffer.

As demand for our tests, services and products grow, we will need to continue to scale our capacity and processing technology, expand customer service, billing and systems processes, enhance our internal quality assurance program and expand our manufacturing capacity. We will also need additional certified laboratory scientists as well as other scientific and technical personnel to process higher volumes. We cannot assure you that any increases in scale, related improvements, supply of reagents to perform testing, and quality assurance measures will be successfully implemented or that appropriate personnel will be available and able to be hired. Failure to implement necessary procedures, transition to new processes or hire the necessary personnel could result in higher costs of processing tests, quality control issues or inability to meet demand. There can be no assurance that we will be able to perform our testing or fulfill our product, testing, or service commitments on a timely basis at a level consistent with demand, or that our efforts to scale our operations will not negatively affect the quality of test results. If we encounter difficulty meeting market demand or quality standards, our reputation could be harmed and our future prospects and our business could suffer.

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

In December 2020, in its enactment of the CAA, Congress enacted the No Surprises Act. This law, which took effect on January 1, 2022, prohibits an out-of-network provider from billing a patient at an amount in excess of the in-network cost sharing for services furnished with respect to a visit at certain in-network health-care facilities. The law establishes an independent dispute resolution process between the provider and the payer to determine the appropriate payment rate to the provider. As written, the No Surprises Act may apply to laboratory tests furnished by an independent laboratory with respect to a hospital visit. The law establishes a notice and consent exception that generally does not apply to laboratory tests, although it allows for the Secretary of the Department of Health and Human Services, or HHS, to apply the exception to certain advanced tests. HHS, the Department of Labor, and the Department of the Treasury have implemented the No Surprises Act through rulemakings issued on July 1, 2021, September 30, 2021, and August 19, 2022. The No Surprises Act, and regulations and subregulatory guidance promulgated thereunder, could limit our ability to achieve payment in full for our testing services.

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

The IVDR will not be implemented in Great Britain, and since January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, has become the sovereign regulatory authority responsible for the Great Britain (i.e., England, Wales and Scotland) medical device market according to the requirements provided in the Medical Devices Regulations 2002 (SI 2002 No 618, as amended). The UK regulation implemented the three pre-existing EU directives, including the IVDD. Following the end of the Brexit transitional period on January 1, 2021, new regulations require medical devices to be registered with the MHRA before being placed on the Great Britain market. The MHRA only registers devices where the manufacturer or their United Kingdom, or UK, Responsible Person has a registered place of business in the UK. Manufacturers based outside the UK need to appoint a UK Responsible Person that has a registered place of business in the UK to register devices with the MHRA. Additionally, in Great Britain, all medical devices will require a UK Conformity Assessed, or UKCA, mark but CE marks (IVDD self-certified or IVDR issued by EU notified regulatory bodies, subject to validity of the certificate in the EU)

will remain valid until June 30, 2030. Manufacturers may choose to use the UKCA mark on a voluntary basis until June 30, 2030.

For the time being, the regulatory regime for medical devices and IVD MDs in Great Britain (England, Scotland and Wales) continues to be based on the requirements derived from current EU legislation. An MHRA public consultation was opened until end of November 2021 on the post-Brexit regulatory framework for medical devices and diagnostics. The MHRA seeks to amend the UK Medical Devices Regulations 2002, in particular to create a new access pathway to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform IVD MD regulation, and foster sustainability through the reuse and remanufacture of medical devices. For IVD medical devices, the regime is expected to come into force in July 2030, coinciding with the end of the acceptance period for EU CE marks in Great Britain, subject to appropriate transitional arrangements. The consultation indicated that the MHRA will publish guidance in relation to the changes to the regulatory framework and may rely more heavily on guidance to add flexibility to the regime.

Subject to the outcome of the MHRA public consultation on the post-Brexit regulatory framework for medical devices and diagnostics, the UK may choose to retain regulatory flexibility or align with the EU Medical Devices Regulation and the IVDR going forward. EU CE markings will continue to be recognized in the UK, and certificates issued by EU-registered notified regulatory bodies will be valid in the UK, until June 30, 2030, subject to validity on the certificate. For medical devices, including IVD MDs, placed on the market in Great Britain after this period, the UKCA marking will be mandatory and subject to positive review and issuance of a certificate by an accredited Authorized Body. In contrast, UKCA marking and certificates issued by UK notified regulatory bodies are not yet recognized on the EU market.

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

If we are unable to compete successfully, we may be unable to increase or sustain our revenue and/or achieve profitability.

We operate in a highly competitive market. For our Afirma genomic classifier we face competition from companies and academic institutions that use next generation sequencing technology or other methods to measure mutational markers such as BRAF and KRAS, along with numerous other mutations. These organizations include Interpace Diagnostics Group, Inc., CBLPath, Inc./University of Pittsburgh Medical Center and others who are developing new products or technologies that may compete with our tests. In the future, we may also face competition from companies developing new products or technologies.

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

In general, we also face competition from commercial laboratories, such as Laboratory Corporation of America Holdings, Quest Diagnostics, and Sonic Healthcare USA, with strong infrastructure to support the commercialization of diagnostic services. We face potential competition from companies such as Illumina, Inc. and Thermo Fisher Scientific Inc., both of which have entered the clinical diagnostics market. Other potential competitors include companies that develop diagnostic products, such as Roche Diagnostics, a division of Roche Holding Ltd, Siemens AG and Qiagen N.V., and we also may face competition from competitors of our biopharma services such as Neogenomics, Adaptive, Tempus and Akoya.

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

We depend on our senior management team, and the loss of one or more of our executive officers, or any inability to attract and retain highly-skilled employees and other key personnel, could adversely affect our business.

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

Billing for our diagnostic tests is complex, and we must dedicate substantial time and resources to the billing process in order to collect cash and be paid.

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

In recent years U.S. Attorneys’ Offices have increased scrutiny of the healthcare industry, as have Congress, the Department of Justice, the Department of Health and Human Services’ Office of the Inspector General and the Department of Defense. These bodies have all issued subpoenas and other requests for information to conduct investigations of, and commenced civil and criminal litigation against, healthcare companies based on financial arrangements with health-care providers (including physicians and labs), regulatory compliance, product promotional practices and documentation, and coding and billing practices. Whistleblowers have filed numerous qui tam lawsuits against healthcare companies under the federal and state False Claims Acts in recent years, in part because the whistleblower can receive a portion of the government’s recovery under such suits.

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

These laws and regulations are complex and are subject to interpretation by the courts and by government agencies, and we cannot ensure that all our employees, agents, contractors, vendors, licensees, partners or collaborators will comply, or have historically complied, with all applicable laws and regulations. If one or more such agencies alleges that we may be in violation of any of these requirements, regardless of the outcome, it could damage our reputation and adversely affect important business relationships with third parties, including managed care organizations and other commercial third-party payers. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to any applicable penalty associated with the violation, including civil and criminal penalties, damages and fines, we could be required to refund payments received by us, and we could be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business and our financial results.

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
•We may experience disagreements with the French employee work council or French union; and
•We may have failed to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring either of the acquired businesses, which could result in unexpected litigation or regulatory exposure, unfavorable accounting or tax treatment, a diversion of management’s attention and resources, and other adverse effects on our business, financial condition, and operating results.

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

Our business or financial results may be adversely impacted by uncertain economic conditions, including: the impact of the COVID-19 pandemic, turmoil in the global banking and finance system, adverse changes in interest rates, foreign currency exchange rates, tax laws or tax rates; inflation; a recession; contraction in the availability of credit in the marketplace due to legislation or other economic conditions, which may potentially impair our ability to access the capital markets on terms acceptable to us or at all; and the effects of government initiatives to manage economic conditions. Many of the countries in which we operate, including the U.S. and those in Europe, have experienced and continue to experience uncertain economic conditions, including increased inflation and interest rates, resulting from global as well as local factors. For example, the short and long-term implications of the military conflict between Russia and Ukraine are difficult to predict at this time, including as it relates to our site in Marseille, France. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by the U.S. and the European Union, and other countries and companies and organizations, could adversely affect the global economy and financial markets and thus could affect our business and results of operations, as well as the price of our common stock and our ability to raise additional capital when needed on acceptable terms. Additionally, financial pressures may cause government or other third-party payers to more aggressively seek cost containment measures in healthcare and other settings.

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

Any of the foregoing defects or errors could harm our reputation, decrease market acceptance of our products or services or expose us to product liability claims. A product liability or errors and omissions liability claim could further result in substantial damages and be costly and time-consuming for us to defend. Although we maintain product liability and errors and omissions insurance, we cannot assure you that our insurance would fully protect us from the financial impact of defending against these types of claims or any judgments, fines or settlement costs arising out of any such claims. Any product liability or errors and omissions liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could cause injury to our reputation, decrease market acceptance of our products or cause us to recall or suspend sales of our products and solutions. The occurrence of any of these events could have an adverse effect on our business and results of operations.

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

If we are unable to protect our intellectual property effectively our business would be harmed.

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

Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to enforce a claim that a third-party had illegally obtained and was using our trade secrets, it would be expensive and time-consuming, and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 5C. Insider Trading Arrangements

None.

ITEM 6.  EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant	8-K	001-36156	3.1	6/9/2023
3.2	Restated Certificate of Incorporation of the Registrant	8-K	001-36156	3.2	6/9/2023
3.3	Amended and Restated Bylaws of the Registrant	8-K	001-36156	3.3	6/9/2023
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)					X

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2023

VERACYTE, INC.

By:	/s/ Rebecca Chambers
Rebecca Chambers Chief Financial Officer