Form 10-Q
period 2023-09-30
VERACYTE, INC.
filed 2023-11-08
CIK 1384101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
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

As of November 3, 2023, there were 73,039,671 shares of common stock, par value $0.001 per share, outstanding.

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
•the impact of global business, political and macroeconomic conditions, including inflation, rising interest rates, foreign exchange fluctuations, energy and supply chain disruptions, cybersecurity events, regional conflicts around the world and market volatility resulting from the above, on our business;
•the impact of the COVID-19 pandemic and the emergence of new variant strains on our business and the U.S. and global economy;
•our ability to continue to receive quality reagents from certain single source suppliers;
•our ability to continue to successfully integrate HalioDx, Decipher Biosciences, and the assets acquired from NanoString Technologies, Inc. into our business;
•our ability to deploy in vitro diagnostic, or IVD, tests successfully on multiple platforms worldwide;
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

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements-(Unaudited)

VERACYTE, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share and par value amounts)

	September 30, 2023	December 31, 2022
		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$202,463	$154,247
Short-term investments	—	24,605
Accounts receivable	39,297	44,021
Supplies and inventory	15,887	14,294
Prepaid expenses and other current assets	13,516	11,469
Total current assets	271,163	248,636
Property, plant and equipment, net	19,288	17,702
Right-of-use assets, operating leases	11,297	13,160
Intangible assets, net	123,567	174,866
Goodwill	693,176	695,891
Restricted cash	870	749
Other assets	5,582	5,418
Total assets	$1,124,943	$1,156,422
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,531	$11,911
Accrued liabilities	34,828	37,774
Current portion of deferred revenue	2,214	2,613
Current portion of acquisition-related contingent consideration	2,574	6,060
Current portion of operating lease liabilities	5,007	4,070
Current portion of other liabilities	106	186
Total current liabilities	57,260	62,614
Deferred tax liabilities	3,644	4,531
Acquisition-related contingent consideration, net of current portion	484	2,498
Operating lease liabilities, net of current portion	8,720	10,648
Other liabilities	776	931
Total liabilities	70,884	81,222
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 72,993,670 and 71,959,454 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	73	72
Additional paid-in capital	1,528,011	1,500,191
Accumulated deficit	(439,828)	(393,717)
Accumulated other comprehensive loss	(34,197)	(31,346)
Total stockholders’ equity	1,054,059	1,075,200
Total liabilities and stockholders’ equity	$1,124,943	$1,156,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
 Condensed Consolidated Statements of Operations
 (Unaudited)
 (In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Testing revenue	$82,012	$64,577	$236,157	$180,275
Product revenue	4,020	3,314	11,923	9,401
Biopharmaceutical and other revenue	4,076	7,701	14,772	26,563
Total revenue	90,108	75,592	262,852	216,239
Operating expenses:
Cost of testing revenue	21,827	19,816	64,808	55,923
Cost of product revenue	2,436	1,981	6,913	5,202
Cost of biopharmaceutical and other revenue	3,347	4,211	11,806	13,626
Research and development	13,322	10,773	38,632	29,316
Selling and marketing	24,344	25,678	76,230	73,433
General and administrative	16,334	17,600	62,434	54,992
Impairment of long-lived assets	34,900	—	36,310	3,318
Intangible asset amortization	5,337	5,213	16,007	16,090
Total operating expenses	121,847	85,272	313,140	251,900
Loss from operations	(31,739)	(9,680)	(50,288)	(35,661)
Other income, net	1,967	805	4,148	2,675
Loss before income taxes	(29,772)	(8,875)	(46,140)	(32,986)
Income tax benefit	(154)	(152)	(29)	(270)
Net loss	$(29,618)	$(8,723)	$(46,111)	$(32,716)
Net loss per common share, basic and diluted	$(0.41)	$(0.12)	$(0.64)	$(0.46)
Shares used to compute net loss per common share, basic and diluted	72,804,770	71,656,694	72,488,601	71,456,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
 Condensed Consolidated Statements of Comprehensive Loss
 (Unaudited)
 (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(29,618)	$(8,723)	$(46,111)	$(32,716)
Other comprehensive income (loss):
Change in currency translation adjustments	(6,414)	(16,016)	(2,851)	(38,983)
Net comprehensive loss	$(36,032)	$(24,739)	$(48,962)	$(71,699)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2023	72,643	$73	$1,520,638	$(410,210)	$(27,783)	$1,082,718
Issuance of common stock on exercise of stock options and vesting of restricted stock units	297	—	1,377	—	—	1,377
Issuance of common stock under employee stock purchase plan (ESPP)	54	—	1,179	—	—	1,179
Tax portion of vested restricted stock units	—	—	(2,446)	—	—	(2,446)
Stock-based compensation expense (employee)	—	—	6,842	—	—	6,842
Stock-based compensation expense (ESPP)	—	—	421	—	—	421
Net loss	—	—	—	(29,618)	—	(29,618)
Other comprehensive loss	—	—	—	—	(6,414)	(6,414)
Balance at September 30, 2023	72,994	$73	$1,528,011	$(439,828)	$(34,197)	$1,054,059

Balance at December 31, 2022	71,959	$72	$1,500,191	$(393,717)	$(31,346)	$1,075,200
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	888	1	4,652	—	—	4,653
Issuance of common stock under employee stock purchase plan (ESPP)	147	—	3,153	—	—	3,153
Tax portion of vested restricted stock units	—	—	(5,614)	—	—	(5,614)
Stock-based compensation expense (employee)	—	—	24,337	—	—	24,337
Stock-based compensation expense (ESPP)	—	—	1,292	—	—	1,292
Net loss	—	—	—	(46,111)	—	(46,111)
Other comprehensive income	—	—	—	—	(2,851)	(2,851)
Balance at September 30, 2023	72,994	$73	$1,528,011	$(439,828)	$(34,197)	$1,054,059

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2022	71,559	$72	$1,483,279	$(381,150)	$(38,050)	$1,064,151
Issuance of common stock on exercise of stock options and vesting of restricted stock units	110	—	623	—	—	623
Issuance of common stock under ESPP	73	—	1,633	—	—	1,633
Tax portion of vested restricted stock units	—	—	(773)	—	—	(773)
Stock-based compensation expense (employee)	—	—	6,815	—	—	6,815
Stock-based compensation expense (ESPP)	—	—	467	—	—	467
Net loss	—	—	—	(8,723)	—	(8,723)
Other comprehensive loss	—	—	—	—	(16,016)	(16,016)
Balance at September 30, 2022	71,742	$72	$1,492,044	$(389,873)	$(54,066)	$1,048,177

Balance at December 31, 2021	71,123	$71	$1,468,683	$(357,157)	$(15,083)	$1,096,514
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	464	1	2,385	—	—	2,386
Issuance of common stock under ESPP	155	—	3,748	—	—	3,748
Tax portion of vested restricted stock units	—	—	(2,639)	—	—	(2,639)
Stock-based compensation expense (employee)	—	—	18,459	—	—	18,459
Stock-based compensation expense (non-employee)	—	—	11	—	—	11
Stock-based compensation expense (ESPP)	—	—	1,397	—	—	1,397
Net loss	—	—	—	(32,716)	—	(32,716)
Other comprehensive loss	—	—	—	—	(38,983)	(38,983)
Balance at September 30, 2022	71,742	$72	$1,492,044	$(389,873)	$(54,066)	$1,048,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(46,111)	$(32,716)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,852	19,372
Loss on disposal of property, plant and equipment	136	72
Stock-based compensation	25,629	19,867
Deferred income taxes	(843)	(270)
Interest on end-of-term debt obligation	—	161
Noncash lease expense	3,130	2,487
Revaluation of acquisition-related contingent consideration	(5,500)	(80)
Effect of foreign currency on operations	657	1,563
Impairment loss	36,310	3,318
Changes in operating assets and liabilities:
Accounts receivable	4,650	(4,356)
Supplies and inventory	(1,636)	(2,841)
Prepaid expenses and other current assets	(1,578)	(25)
Other assets	(586)	160
Operating lease liabilities	(3,225)	(2,570)
Accounts payable	185	(325)
Accrued liabilities and deferred revenue	(3,400)	(6,026)
Net cash provided by (used in) operating activities	28,670	(2,209)
Investing activities
Purchase of short-term investments	(19,700)	(8,972)
Proceeds from sale of short-term investments	39,773	—
Proceeds from maturity of short-term investments	5,000	12,696
Purchases of property, plant and equipment	(7,464)	(6,677)
Net cash provided by (used in) investing activities	17,609	(2,953)
Financing activities
Payment of long-term debt	—	(94)
Payment of taxes on vested restricted stock units	(5,614)	(2,639)
Proceeds from the exercise of common stock options and employee stock purchases	7,806	6,134
Net cash provided by financing activities	2,192	3,401
Increase (decrease) in cash, cash equivalents and restricted cash	48,471	(1,761)
Effect of foreign currency on cash, cash equivalents and restricted cash	(134)	(1,324)
Net increase (decrease) in cash, cash equivalents and restricted cash	48,337	(3,085)
Cash, cash equivalents and restricted cash at beginning of period	154,996	173,946
Cash, cash equivalents and restricted cash at end of period	$203,333	$170,861
Supplementary cash flow information:
Purchases of property, plant and equipment included in accounts payable and accrued liability	$424	$15
Cash paid for tax	$1,269	$430
Cash, Cash Equivalents and Restricted Cash:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$202,463	$154,247
Restricted cash	870	749
Total cash, cash equivalents and restricted cash	$203,333	$154,996

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

The Company serves global markets with two complementary models. In the United States, it offers laboratory developed tests, or LDTs, through its centralized, Clinical Laboratory Improvement Amendments of 1988, or CLIA, certified laboratories in South San Francisco and San Diego, California, supported by its cytopathology expertise in Austin, Texas. Additionally, primarily outside of the United States, the Company provides its Prosigna test to patients through distribution to laboratories and hospitals that can perform the tests locally as an IVD test that runs on the nCounter Analysis System. The Company expects to launch its Prosigna test on a next-generation sequencing platform in the future.

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022, the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2023 and 2022, the condensed consolidated statements of stockholders' equity for the three and nine months ended September 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results, stockholders' equity and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2022 has been derived from audited financial statements. The results for the three and nine months ended September 30, 2023 are not indicative of the results expected for the full year or any other period. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company operates in one segment.

The accompanying interim period condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Reclassifications

Certain prior period balances have been reclassified to conform to current period presentation of the Company’s consolidated financial statements and accompanying notes. Such reclassifications have no effect on previously reported results of operations, accumulated deficit, subtotals of operating, investing or financing cash flows or consolidated balance sheet totals; however, for the nine months ended September 30, 2022, the Company reclassified $3.3 million of impairment of long-term assets from the general and administrative caption in the condensed consolidated statements of operations.

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
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

Through September 30, 2023, the Company has derived most of its revenue from the sale of Decipher and Afirma testing. To date, Decipher and Afirma testing have been delivered primarily to physicians in the United States.

The Company is also subject to credit risk from its accounts receivable related to its sales. Credit risk for accounts receivable from testing revenue is incorporated in testing revenue accrual rates as the Company assesses historical collection rates and current developments to determine accrual rates and amounts the Company will ultimately collect. The Company generally does not perform evaluations of customers’ financial condition for testing revenue and generally does not require collateral. The Company assesses credit risk and the amount of accounts receivable the Company will ultimately collect for product, biopharmaceutical and other revenue based on collection history, current developments and credit worthiness of the customer. The estimate of credit losses is not material at September 30, 2023.

The Company’s third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Medicare	32%	31%	32%	31%
UnitedHealthcare	9%	10%	10%	10%
	41%	41%	42%	41%

VERACYTE, INC.
Notes to Financial Statements
(unaudited)

The Company's significant third-party payers in excess of 10% of total accounts receivable and their related accounts receivable balance as a percentage of total accounts receivable were as follows:

	September 30, 2023	December 31, 2022
Medicare	16%	14%
UnitedHealthcare	11%	10%

Cash and Cash Equivalents

The Company considers demand deposits in a bank, money market funds and highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Short-Term Investments

The Company's short-term investments consist of U.S. treasury securities with maturities at the time of purchase that were between 90 days and one year. The Company classifies these investments as held-to-maturity debt securities, which are reported at amortized cost. The amortization of discounts or premiums from the purchase of the securities are recognized as a component of interest income in other income (loss), net in the condensed consolidated statements of operations. Investments are initially recorded net of an allowance for expected credit losses, if any, which are remeasured each period and any impairments are recognized as an expense. Unrealized gains and losses are not recognized in income. As of both September 30, 2023 and December 31, 2022, no allowances for expected credit losses had been recorded and there have been no impairment or credit losses on the Company's short term investments.

Restricted Cash

The Company had deposits of $0.9 million and $0.7 million included in long-term assets as of September 30, 2023 and December 31, 2022, respectively, restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the Company's leases.

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

Product Revenue

The Company's products consist of the Prosigna breast cancer assay, the nCounter Analysis System, related diagnostic kits, and services. Product revenue from diagnostic kits is generally recognized upon shipment. Product revenue from instruments is generally recognized when the instrument is ready for use by the end customer. Shipping and handling costs incurred for product shipments are included in product revenue. Revenue is presented net of the taxes that are collected from customers and remitted to governmental authorities.

Biopharmaceutical and Other Revenue

The Company enters into arrangements to license or provide access to its assets or services, including clinical services, research and development, contract manufacturing and development, as well as other services, which are classified under biopharmaceutical and other revenue. In prior years the Company also entered into arrangements for testing services. Such arrangements may require the Company to deliver various rights, manufactured diagnostic test kits, services and/or samples, including intellectual property rights/licenses and biopharmaceutical research and development services. The Company receives consideration in the form of upfront license fees; payments on delivery of data, test results or manufactured products; costs of service plus margin; and development and commercial performance milestone payments.
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

Accounts receivable from biopharmaceutical and other revenue was $6.5 million at September 30, 2023 and $9.3 million at December 31, 2022. There was $2.2 million and $2.6 million of deferred revenue related to these agreements at

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
September 30, 2023 and December 31, 2022, respectively. Revenue included in biopharmaceutical and other revenue for the three and nine months ended September 30, 2023 and 2022 was as follows (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Biopharmaceutical revenue	$2,833	$6,368	$10,591	$20,820
Contract manufacturing and testing	1,243	1,333	4,181	5,743
Total	$4,076	$7,701	$14,772	$26,563

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

Cost of Biopharmaceutical and Other Revenue

Cost of biopharmaceutical and other revenue consists of costs of performing activities under arrangements that require the Company to license or provide access to its assets or services, including clinical services, research and development, contract manufacturing and development, as well as other services.

Pension Liability

The Company offers a defined benefit pension plan to certain non-U.S. employees of its Veracyte SAS subsidiary. As of both September 30, 2023 and December 31, 2022, the total pension obligation was $0.7 million and is included in other liabilities on the condensed consolidated balance sheets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shares of common stock subject to outstanding options	3,812,208	4,043,274	3,850,675	3,902,116
Employee stock purchase plan	31,947	39,177	33,455	40,094
Restricted stock units	2,792,972	2,114,223	2,709,493	1,929,696
Total common stock equivalents	6,637,127	6,196,674	6,593,623	5,871,906

3. Balance Sheet Components

Goodwill

Goodwill was $693.2 million and $695.9 million as of September 30, 2023 and December 31, 2022, respectively. The changes in the carrying amounts of goodwill during the nine months ended September 30, 2023 were due to foreign currency translation. The Company has not recorded any impairment related to goodwill.

Intangible Assets, Net

Intangible assets include finite-lived product technology, customer relationships, licenses and trade names and indefinite-lived in-process research and development. Intangible assets consisted of the following (in thousands of dollars):

	September 30, 2023			December 31, 2022			Weighted Average Remaining Amortization Period (Years)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Percepta product technology	$16,000	$(9,067)	$6,933	$16,000	$(8,267)	$7,733	6
Prosigna product technology	4,120	(1,053)	3,067	4,120	(847)	3,273	11
Prosigna customer relationships	2,430	(1,863)	567	2,430	(1,499)	931	1
nCounter Dx license	—	—	—	46,880	(9,636)	37,244	0
LymphMark product technology	990	(542)	448	990	(436)	554	3
Decipher product technology	90,000	(22,984)	67,016	90,000	(16,234)	73,766	7
Decipher trade names	4,000	(2,043)	1,957	4,000	(1,443)	2,557	2
HalioDx developed technology	38,907	(8,409)	30,498	39,724	(5,899)	33,825	8
HalioDx customer relationships	4,546	(1,730)	2,816	4,602	(1,144)	3,458	5
HalioDx customer backlog	6,449	(3,484)	2,965	6,528	(2,303)	4,225	2
Total finite-lived intangibles	167,442	(51,175)	116,267	215,274	(47,708)	167,566	7.3
In-process research and development	7,300	—	7,300	7,300	—	7,300
Total intangible assets	$174,742	$(51,175)	$123,567	$222,574	$(47,708)	$174,866

Acquisition-related intangibles are generally finite-lived and are carried at cost less accumulated amortization. Amortization of the finite-lived intangible assets is recognized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized.

During the three months ended September 30, 2023, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with management’s decision to adopt a multi-platform IVD strategy. Management believes that a multi-platform strategy will enable the Company to more rapidly reach more patients globally with its tests. As a result, the Company reviewed the long-lived assets for impairment and recorded a $34.9 million impairment charge associated with its nCounter Dx license finite-lived intangible asset.

During the three months ended June 30, 2022, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with management’s decision to cease commercialization efforts related to the Company’s stand-alone Immunoscore Colon Dx commercial offering. As a result, the Company reviewed the long-lived assets for impairment and recorded a $3.3 million impairment charge associated with its HalioDx Immunoscore Colon Dx developed technology finite-lived intangible asset. Both impairments are recorded within impairment of long-lived assets on the condensed consolidated statement of operations.

The Company assessed the impairment of the intangible assets using an income approach which involved significant unobservable inputs, which are Level III inputs, including revenue projections and cash flow projections. This method is consistent with the methods the Company employed in prior periods to value other long-lived assets.

Amortization expense of $5.3 million and $5.2 million was recognized for the three months ended September 30, 2023 and 2022, respectively, and expense of $16.0 million and $16.1 million was recognized for the nine months ended September 30, 2023 and 2022, respectively.

The estimated future aggregate amortization expense as of September 30, 2023 is as follows (in thousands of dollars):

Year Ending December 31,	Amounts
2023 remainder of year	$4,518
2024	18,032
2025	16,923
2026	15,102
2027	14,504
Thereafter	47,188
Total	$116,267

Supplies and Inventory

As of September 30, 2023 and December 31, 2022, supplies and inventory consisted of $12.1 million and $10.2 million, respectively, of lab supplies and reagents consumed in the performance of testing services, and $3.8 million and $4.1 million, respectively, of inventory related to raw materials consumed in the contract manufacturing process, as well as finished and semi-finished components used in the assembly of diagnostic kits related to product sales.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands of dollars):

	September 30, 2023	December 31, 2022
Accrued compensation expenses	$26,082	$30,637
Accrued other	8,746	7,137
Total accrued liabilities	$34,828	$37,774

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
Notes to Financial Statements
(unaudited)
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

The carrying amounts of certain financial instruments of the Company, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The fair value of the Company’s financial assets includes money market funds and deposits for leases of the Company's facilities. Money market funds, included in cash and cash equivalents in the accompanying condensed consolidated balance sheets, were $0.8 million and $131.2 million as of September 30, 2023 and December 31, 2022, respectively, and are Level I assets as described above. The deposits for the leases, included in restricted cash, were $0.9 million and $0.7 million as of September 30, 2023 and December 31, 2022, respectively, and are a Level I assets as described above. There were no transfers between Levels 1, 2 or 3 for the three and nine months ended September 30, 2023 and 2022.

As part of the Company’s agreement to acquire the exclusive global diagnostic license to the nCounter Analysis System, the Company may pay up to an additional $10.0 million in cash, contingent upon first achievement or occurrence, by or on behalf of the Company, of the commercial launch of the first, second and third diagnostic tests for use on the nCounter multiplex analysis system. This contingency was valued at $6.1 million as of the acquisition date and is remeasured to fair value at each reporting date until the contingent consideration is settled, with the corresponding changes included in general and administrative expense in the Company's condensed consolidated statements of operations. During the three months ended September 30, 2023, the Company decided to adopt a multi-platform IVD strategy that will enable it to more rapidly reach more patients globally with its tests and therefore move away from commercializing several IVD tests on the nCounter Analysis System. As a result, as of September 30, 2023, this contingency was remeasured to $3.1 million. For the three and nine months ended September 30, 2023, reversals of expense of $5.2 million and $5.5 million, respectively, were recorded. For the three and nine months ended September 30, 2022, reversals of expense of zero and $0.1 million, respectively, were recorded. As of September 30, 2023, the achievement of one of the milestones is forecasted to occur within the next 12 months. As a result, $2.6 million of the contingent consideration is included in short term liabilities at September 30, 2023. The fair value of the contingent consideration includes inputs that are not observable in the market and thus represents a Level III financial liability. The estimation of the fair value of the contingent consideration is based on the present value of the expected payments calculated by assessing the likelihood of when the related milestones would be achieved and estimating the Company's borrowing rate. These estimates form the basis for making judgments about the carrying value of the contingent consideration that are not readily apparent from other sources. Changes to the forecasts for the achievement of the milestones and the borrowing rate can significantly affect the estimated fair value of the contingent consideration. As of September 30, 2023 and December 31, 2022, the Company calculated the estimated fair value of the milestones using the following significant unobservable inputs:

	Value or Range (Weighted-Average)
Unobservable input	September 30, 2023	December 31, 2022
Discount rate	8.4%	8.3%
Probability of achievement	10% - 80% (69%)	80% - 100% (94%)

Short-Term Investments Held-to-Maturity

The Company's short-term investments consist of U.S. treasury securities with maturities, at the time of purchase, that were between 90 days and one year. The Company classifies these investments as held-to-maturity debt securities, which are reported at amortized cost, and are Level I assets as described above. As of September 30, 2023, the Company held no short-term investments and, as of December 31, 2022, short-term investments comprised U.S. treasury bills recorded at amortized cost of $24.6 million with a fair value of approximately $24.6 million. As of December 31, 2022, gross unrealized losses on short-term investments were insignificant. As part of its banking partner diversification efforts, the Company sold $40.0 million U.S. treasury bills with an amortized cost of $39.8 million, netting proceeds of $39.8 million and realized a gross gain of $13 thousand during the nine months ended September 30, 2023. No realized gains or losses on short-term investments were recognized in 2022.

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
5. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory facilities in South San Francisco and San Diego, California; Austin, Texas; Marseille, France; and Richmond, Virginia, and leases certain equipment under various non-cancelable lease agreements. The lease terms extend to January 2029 and contain extension of lease terms and expansion options. The leases have a weighted average remaining lease term of 2.9 years as of September 30, 2023. The Company had deposits of $0.9 million and $0.7 million included in long-term assets as of September 30, 2023 and December 31, 2022, respectively, restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the leases.

The Company determined its operating lease liabilities using payments through their current expiration dates and a weighted average discount rate of 8.0% based on the rate that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments in a similar economic environment. Operating lease liabilities along with the associated right-of-use assets are disclosed in the accompanying condensed consolidated balance sheets. After the adoption of ASC 842, Leases, or ASC 842, the Company classified its deferred rent for tenant improvements with its operating lease right-of-use assets on the consolidated balance sheets.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2023 are as follows (in thousands of dollars):

Year Ending December 31,	Amounts
Remainder of 2023	$1,475
2024	5,617
2025	5,729
2026	1,412
2027	593
Thereafter	491
Total future minimum lease payments	15,317
Less: amount representing interest	1,590
Present value of future lease payments	13,727
Less: short-term lease liabilities	5,007
Long-term lease liabilities	$8,720

The Company recognizes operating lease expense on a straight-line basis over the non-cancelable lease period. The following table summarizes operating lease expense and cash paid for amounts included in the measurement of lease liabilities (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense	$1,429	$1,105	$3,830	$3,271
Cash paid for amounts included in the measurement of lease liabilities	$1,367	$1,148	$3,906	$3,360

The company has leased laboratory equipment under various financing leases. The total right-of-use assets and total financing lease liabilities for these financing leases were $0.1 million and $0.1 million, respectively, as of September 30, 2023, and are included in property, plant and equipment, net and other liabilities in the accompanying condensed consolidated balance sheets. As of December 31, 2022, the total right-of-use assets and total financing lease liabilities for these financing leases were $0.4 million and $0.4 million, respectively.

The Company’s wholly-owned foreign subsidiary has entered into an arrangement under which it expects to sign a lease agreement for facilities which are being constructed in Marseille, France. The lease will commence upon completion of the

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
construction of the office building at which time the Company will record a lease liability and a corresponding ROU asset. The initial term of the lease will be twelve years with annual rent of approximately $1.3 million, which is subject to change based on final construction and excludes common area maintenance costs.

Contingencies

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. The Company believes there is no litigation pending that could have, either individually or in the aggregate, a material impact on the Company's consolidated financial statements.

6. Stockholders’ Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows:

	September 30, 2023	December 31, 2022
Stock options and restricted stock units issued and outstanding	6,386,214	5,881,906
Stock options and restricted stock units available for grant under stock option plans	5,433,799	5,591,977
Common stock available for the Employee Stock Purchase Plan	1,189,513	1,335,353
Total	13,009,526	12,809,236

7. Components of Other Income

Other income, net consists of the following (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
French research tax credits	$552	$962	$78	$2,790
Interest income	2,071	573	4,518	824
Interest expense	(2)	(61)	(13)	(193)
Loss on currency revaluation	(786)	(597)	(640)	(673)
Other	132	(72)	205	(73)
	$1,967	$805	$4,148	$2,675

8. Income Taxes

The Company recorded income tax benefit of $0.2 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and benefit of $29.0 thousand and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively.

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
We serve global markets with two complementary models. In the United States, we offer laboratory developed tests, or LDTs, through our centralized CLIA certified laboratories in South San Francisco and San Diego, California, supported by our cytopathology expertise in Austin, Texas. Additionally, primarily outside of the United States, we provide tests to patients through distribution to laboratories and hospitals that can perform the tests locally. Today, this includes our Prosigna test, and in the future, we intend to offer the Envisia, Decipher Prostate and Percepta Nasal Swab tests as IVD tests. We believe our broad menu of advanced diagnostic tests, combined with our ability to deliver them globally, differentiates us in the diagnostics industry.

COVID-19 and Macroeconomic Factors

We believe COVID-19 has impacted our total test volumes primarily during 2020 and 2021. Our customers, third-party contract manufacturers, carriers, suppliers and collaboration partners were affected by the closure of hospitals, doctors' offices, manufacturing sites, or country borders, among other measures put in place around the world. Our operations remain subject to risk due to possible COVID-19 outbreaks at our sites. Layoffs, furloughs and unplanned loss of staff in the medical industry and otherwise during the pandemic have had, and will continue to have, negative impacts on the demand for and supply of medical care and diagnostic tests, which affects the frequency with which tests are ordered, and the ability of doctors and hospitals to administer such tests. Further the inability to travel and conduct face-to-face meetings can also make it more difficult to expand utilization of our products into new geographies and to drive awareness of our products.

In addition, ongoing interest rate increases and inflation in the U.S. and other markets globally, as well as turmoil in the global banking and finance system, may heighten the risk of an economic downturn or recession and volatility and dislocation in the capital or credit markets in the U.S. or globally. Moreover, the continued fluctuation of the U.S. dollar compared to other currencies, has impacted and may continue to impact our results of operations. We intend to continue to monitor macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions as appropriate. Finally, the military conflict between Russia and Ukraine has increased the risk of disruptions to energy supplies in Europe, which may impact our ability to manufacture tests or perform services from our facility in Marseille, France, and other conflicts may adversely impact our business and operating results.

The extent of the impact of COVID-19 and other macroeconomic factors on our future liquidity and operational performance will depend on certain developments, the impact on our customers' operations; the impact to our sales and renewal cycles; changes in central bank policies and interest rates; rates of inflation; and changes in foreign currency exchange rates. See Risk Factors for further discussion.

Factors Affecting Our Performance

Reported Total Test Volume

Our performance depends on the number of tests that we perform and report as completed in our CLIA-certified laboratories and Prosigna tests processed on the nCounter Analysis System or, in the future, on other platform technology. Factors impacting the number of tests that we report as completed include, but are not limited to:

•the number of samples that we receive that meet the medical indication for each test performed;
•the quantity and quality of the sample received;
•receipt of the necessary documentation, such as physician order and patient consent, required to perform, bill and collect for our tests;
•the patient's ability to pay or provide necessary insurance coverage for the tests performed;
•the time it takes us or our customers to perform our tests and report the results, including as a result of supply chain challenges (including quality of reagents);
•the seasonality inherent in our business, such as the impact of work-days per period, timing of industry conferences and timing of when patient deductibles are exceeded, which also impacts the reimbursement we receive from insurers;
•our ability to obtain prior authorization or meet other requirements instituted by payers, benefit managers, or regulators necessary to be paid for our tests;
•the impact of COVID-19 on patients seeking to have tests performed, as well as our operations; and
•the availability of hospital staff to perform and support procedures needed to collect samples for our tests.

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

Product Revenue

Our products consist of the Prosigna breast cancer assay, the nCounter Analysis System, related diagnostic kits, and services. We recognize product revenue when control of the promised goods is transferred to our customers, in an amount that reflects the consideration expected to be received in exchange for those products. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer, either on its own or together with other resources that are readily available to the customer, and is separately identified in the contract. Performance obligations are considered satisfied once we have transferred control of a product to the customer, meaning the customer has the ability to use and obtain the benefit of the product. We recognize product revenue for satisfied performance obligations only when there are no uncertainties regarding payment terms or transfer of control. Shipping and handling costs incurred for product shipments are charged to our customers and included in product revenue. Revenue is presented net of the taxes that are collected from customers and remitted to governmental authorities.

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

Financial Overview

Revenue

Through September 30, 2023, we had derived most of our revenue from the sale of Decipher and Afirma tests, delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of cash collection from the third-party payer and individual patients. Third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Medicare	32%	31%	32%	31%
UnitedHealthcare	9%	10%	10%	10%
	41%	41%	42%	41%

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

Cost of Testing Revenue

The components of our cost of testing revenue are sample collection kit costs, reagent expenses, compensation expense, license fees and royalties, depreciation, other expenses such as equipment and laboratory supplies, and allocations of facility and information technology expenses. Costs associated with performing tests are recorded as the test is processed regardless of whether and when revenue is recognized with respect to that test. As a result, our cost of testing revenue as a percentage of testing revenue may vary significantly from period to period because we may not recognize all revenue in the period in which the associated costs are incurred. We expect cost of testing revenue in absolute dollars to increase as the number of tests we perform increases. However, we expect that the cost per test will decrease over time due to leveraging fixed costs, efficiencies we may gain as test volume increases and from automation, process efficiencies and other cost reductions. As we introduce new tests, initially our cost of testing revenue will be high as we expect to run suboptimal batch sizes, run quality control batches, test batches, registry samples and generally incur costs that may suppress or reduce gross margins. This will disproportionately increase our aggregate cost of testing revenue until we achieve efficiencies in processing these new tests.

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

Research and Development

Research and development expenses include expenses incurred to collect clinical samples and conduct clinical studies to develop and support our products and pipeline, as well as develop future technology. These expenses consist of compensation expenses, direct research and development expenses such as laboratory supplies and costs associated with setting up and conducting clinical studies at domestic and international sites, professional fees, depreciation and amortization, other miscellaneous expenses and allocation of facility and information technology expenses. We expense all research and development costs in the periods in which they are incurred. We incurred a majority of our research and development expenses in 2022 and in the nine months ended September 30, 2023 in support of our early-stage products, including Percepta Nasal Swab, as well as the development of new IVD products. Going forward, we expect to incur significant expense as we invest in the development of our innovation engine, early-stage products, including required clinical studies and the development of current tests on multiple IVD platforms.

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

General and Administrative

General and administrative expenses include compensation expenses for executive officers and administrative, billing and client service personnel, professional fees for legal and audit services, occupancy costs, depreciation and amortization, and other expenses such as information technology and miscellaneous expenses, offset by allocation of facility and information technology expenses to other functions. We expect general and administrative expenses to continue to increase as we build our infrastructure to scale revenue growth, and to decline as a percentage of revenue thereafter.

Intangible Asset Amortization

Our finite-lived intangible assets, acquired in business combinations, are being amortized over 4 to 15 years, using the straight-line method. Amortization expense is expected to be approximately $20 million per year through 2023 and decrease thereafter.

Other Income (Loss), Net

Other income (loss), net consists primarily of realized and unrealized gains and losses on foreign currency transactions, French research tax credits, interest income from our cash held in interest bearing accounts and interest expense. The French research tax credits (crédit d’impôt recherche or CIR) are generated by our wholly-owned subsidiary, Veracyte SAS, in connection with its research efforts performed in Marseille, France.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2023 and 2022 (in thousands of dollars, except percentages and test volume):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	%	2023	2022	Change	%
Revenue:
Testing revenue	$82,012	$64,577	$17,435	27%	$236,157	$180,275	$55,882	31%
Product revenue	4,020	3,314	706	21%	11,923	9,401	2,522	27%
Biopharmaceutical and other revenue	4,076	7,701	(3,625)	(47)%	14,772	26,563	(11,791)	(44)%
Total revenue	90,108	75,592	14,516	19%	262,852	216,239	46,613	22%
Operating expense:
Cost of testing revenue	21,827	19,816	2,011	10%	64,808	55,923	8,885	16%
Cost of product revenue	2,436	1,981	455	23%	6,913	5,202	1,711	33%
Cost of biopharmaceutical and other revenue	3,347	4,211	(864)	(21)%	11,806	13,626	(1,820)	(13)%
Research and development	13,322	10,773	2,549	24%	38,632	29,316	9,316	32%
Selling and marketing	24,344	25,678	(1,334)	(5)%	76,230	73,433	2,797	4%
General and administrative	16,334	17,600	(1,266)	(7)%	62,434	54,992	7,442	14%
Impairment of long-lived assets	34,900	—	34,900	NA	36,310	3,318	32,992	994%
Intangible asset amortization	5,337	5,213	124	2%	16,007	16,090	(83)	(1)%
Total operating expenses	121,847	85,272	36,575	43%	313,140	251,900	61,240	24%
Loss from operations	(31,739)	(9,680)	(22,059)	228%	(50,288)	(35,661)	(14,627)	41%
Other income, net	1,967	805	1,162	144%	4,148	2,675	1,473	55%
Loss before income taxes	(29,772)	(8,875)	(20,897)	235%	(46,140)	(32,986)	(13,154)	40%
Income tax benefit	(154)	(152)	(2)	1%	(29)	(270)	241	(89)%
Net loss	$(29,618)	$(8,723)	$(20,895)	240%	$(46,111)	$(32,716)	$(13,395)	41%
Other Operating Data:
Diagnostic tests reported	29,683	24,000	5,683	24%	84,592	67,661	16,931	25%
Product tests sold	2,861	2,374	487	21%	8,549	6,862	1,687	25%
Total test volume	32,544	26,374	6,170	23%	93,141	74,523	18,618	25%

Depreciation and amortization expense	$7,322	$6,321	$1,001	16%	$20,852	$19,372	$1,480	8%
Stock-based compensation expense	$7,332	$7,442	$(110)	(1)%	$25,882	$20,423	$5,459	27%

Revenue

Revenue increased $14.5 million for the three months ended September 30, 2023 compared to the same period in 2022. This was primarily due to a $17.4 million increase in testing revenue driven by a 24% volume increase, partially offset by a $3.6 million decrease in our Biopharmaceutical and other revenue. Afirma and Decipher Prostate tests drove the increase in testing revenue and tests reported for the three months ended September 30, 2023. Our diagnostic test volumes include Afirma GSC for Bethesda III & IV, Decipher Prostate and Bladder, Percepta GSC and Envisia tests that are commercially run at our CLIA labs.

Product revenue increased $0.7 million for the three months ended September 30, 2023 compared to the same period in 2022, driven primarily by an increase in product test kits sold.

Biopharmaceutical and other revenue decreased by $3.6 million for the three months ended September 30, 2023 driven primarily by the reduction of customer projects given overall spending constraints across the industry.

Revenue increased $46.6 million for the nine months ended September 30, 2023 compared to the same period in 2022. This was primarily due to a $55.9 million increase in testing revenue driven by a 25% volume increase, partially offset by an $11.8 million decrease in our Biopharmaceutical and other revenue. The increase in testing revenue and tests reported for the nine months ended September 30, 2023 was due to Afirma and Decipher Prostate tests. Product revenue increased $2.5 million for the nine months ended September 30, 2023 compared to the same period in 2022, driven primarily by an increase in product test kits sold. Biopharmaceutical and other revenue decreased by $11.8 million for the nine months ended September 30, 2023 driven primarily by the reduction of customer projects given overall spending constraints across the industry.

Cost of revenue

Comparison of the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	%	2023	2022	Change	%
Cost of testing revenue:
Laboratory costs	$11,194	$9,492	$1,702	18%	$34,278	$27,790	$6,488	23%
Sample collection costs	2,656	2,724	(68)	(2)%	7,935	7,170	765	11%
Compensation expense	4,641	4,522	119	3%	13,698	12,738	960	8%
License fees and royalties	23	26	(3)	(12)%	67	(1)	68	(6,800)%
Depreciation and amortization	450	280	170	61%	1,091	935	156	17%
Other expenses	957	1,257	(300)	(24)%	2,760	3,058	(298)	(10)%
Allocations	1,906	1,515	391	26%	4,979	4,233	746	18%
Total	$21,827	$19,816	$2,011	10%	$64,808	$55,923	$8,885	16%
Cost of product revenue:
Product costs	$1,555	$1,460	$95	7%	$5,286	$3,933	$1,353	34%
License fees and royalties	577	276	301	109%	1,037	825	212	26%
Depreciation and amortization	80	61	19	31%	169	112	57	51%
Other expenses	170	160	10	6%	331	281	50	18%
Allocations	54	24	30	125%	90	51	39	76%
Total	$2,436	$1,981	$455	23%	$6,913	$5,202	$1,711	33%
Cost of biopharmaceutical and other revenue:
Compensation expense	$1,649	$2,030	$(381)	(19)%	$5,887	$6,907	$(1,020)	(15)%
License fees and royalties	11	13	(2)	(15)%	36	84	(48)	(57)%
Depreciation and amortization	36	96	(60)	(63)%	261	271	(10)	(4)%
Other expenses	1,171	2,001	(830)	(41)%	4,014	6,196	(2,182)	(35)%
Allocations	480	71	409	576%	1,608	168	1,440	857%
Total	$3,347	$4,211	$(864)	(21)%	$11,806	$13,626	$(1,820)	(13)%

Cost of testing revenue increased $2.0 million, or 10%, for the three months ended September 30, 2023 compared to the same period in 2022. The increase in cost of testing revenue was due to increased volume in testing, primarily related to Afirma and Decipher Prostate.

Cost of testing revenue increased $8.9 million, or 16%, for the nine months ended September 30, 2023 compared to the same period in 2022. The increase in cost of testing revenue was due to increased volume in testing, primarily related to Afirma and Decipher Prostate.

Cost of product revenue is related to sales of Prosigna and nCounter Analysis Systems. Cost of product revenue increased $0.5 million, or 23%, for the three months ended September 30, 2023 compared to the same period in 2022, driven by increased test volume.

Cost of product revenue is related to sales of Prosigna and nCounter Analysis Systems. Cost of product revenue increased $1.7 million, or 33%, for the nine months ended September 30, 2023 compared to the same period in 2022, primarily driven by increased test volume.

Cost of biopharmaceutical and other revenue includes labor costs incurred by our employees working on customer projects, laboratory supplies and pass-through expenses incurred on these projects. Cost of biopharmaceutical and other revenue decreased by $0.9 million and $1.8 million driven by reductions of variable expenses related to projects.

Research and development

Comparison of the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	%	2023	2022	Change	%
Research and development expense:
Compensation expense	$6,565	$6,647	$(82)	(1)%	$20,979	$20,341	$638	3%
Direct research and development expense	4,027	1,896	2,131	112%	9,272	3,944	5,328	135%
Depreciation and amortization	241	126	115	91%	678	360	318	88%
Other expenses	1,174	1,330	(156)	(12)%	4,044	2,633	1,411	54%
Allocations	1,315	774	541	70%	3,659	2,038	1,621	80%
Total	$13,322	$10,773	$2,549	24%	$38,632	$29,316	$9,316	32%

Research and development expense increased $2.5 million, or 24%, for the three months ended September 30, 2023 compared to the same period in 2022. The increase is primarily driven by direct research and development expense related to our on-going clinical studies including, but not limited to, furthering the support and clinical utility evidence of our Percepta Nasal Swab test.

Research and development expense increased $9.3 million, or 32%, for the nine months ended September 30, 2023 compared to the same period in 2022. The increase in compensation expense was primarily due to annual merit increases. The increase in direct research and development expense was primarily related to our on-going clinical studies including, but not limited to, furthering the support and clinical utility evidence of our Percepta Nasal Swab test. The increase in other expenses was primarily driven by increased support in developing our IVD strategy.

Selling and marketing

Comparison of the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	%	2023	2022	Change	%
Selling and marketing expense:
Compensation expense	$18,258	$19,102	$(844)	(4)%	$56,728	$54,691	$2,037	4%
Direct marketing expense	1,226	1,650	(424)	(26)%	4,000	4,671	(671)	(14)%
Other expenses	3,126	3,435	(309)	(9)%	10,580	9,894	686	7%
Allocations	1,734	1,491	243	16%	4,922	4,177	745	18%
Total	$24,344	$25,678	$(1,334)	(5)%	$76,230	$73,433	$2,797	4%

Selling and marketing expense decreased $1.3 million, or 5%, for the three months ended September 30, 2023 compared to the same period in 2022. The decrease in compensation expense was primarily due to a reduction in the sales force related to the decision to stop actively marketing our Percepta GSC test in 2022, which resulted in a charge in the third quarter of 2022. Other expenses decreased primarily due to lower travel and entertainment expense, partially offset by increased expenses to support the growth of the Afirma and Decipher test volume.

Selling and marketing expense increased $2.8 million, or 4%, for the nine months ended September 30, 2023 compared to the same period in 2022. The increase in compensation expense was primarily due to additional employees hired and related higher commissions to support the growth of Afirma and Decipher test volume. Other expenses increased primarily due to higher travel and entertainment expense to also support the growth of Afirma and Decipher test volume. The increase was partially offset by reduced expenses related to Immunoscore and Percepta support.

General and administrative

Comparison of the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	%	2023	2022	Change	%
General and administrative expense:
Compensation expense	$14,999	$12,031	$2,968	25%	$49,354	$38,721	$10,633	27%
Occupancy expenses	2,304	1,424	880	62%	5,983	4,416	1,567	35%
Depreciation and amortization	1,177	547	630	115%	2,641	1,598	1,043	65%
Other expenses	3,343	7,473	(4,130)	(55)%	19,714	20,924	(1,210)	(6)%
Allocations	(5,489)	(3,875)	(1,614)	42%	(15,258)	(10,667)	(4,591)	43%
Total	$16,334	$17,600	$(1,266)	(7)%	$62,434	$54,992	$7,442	14%

General and administrative expense decreased by $1.3 million for the three months ended September 30, 2023, compared to the same period in 2022. Compensation expense for the three months ended September 30, 2023 compared to the same period in 2022 increased primarily due to an increase in functional headcount and variable compensation plans. Other expenses decreased $4.1 million driven primarily by the remeasurement of contingent consideration related to our adoption of a multi-platform IVD strategy. General and administrative expenses related to occupancy costs and information technology costs are allocated to general and administrative expense, selling and marketing expense, research and development expense, and cost of revenue based on the headcount and employee location.

General and administrative expense increased by $7.4 million for the nine months ended September 30, 2023, compared to the same period in 2022. Compensation expense increased primarily due to a $3.6 million increase in stock-based compensation, inclusive of $1.4 million related to the departure of our former executive chair in June 2023, and increases related to increased functional headcount and variable compensation plans.

Impairment of long-lived assets

During the three months ended September 30, 2023, we moved to adopt a multi-platform IVD strategy that will enable us to more rapidly reach more patients globally with our tests. As a result, we reviewed our long-lived assets for impairment and recorded a $34.9 million impairment charge associated with the nCounter Dx license finite-lived intangible asset in the three months ended September 30, 2023. Impairment of long-lived assets for the nine months ended September 30, 2023 also includes $1.4 million of impairment of right-of-use and fixed assets in relation to exiting our Richmond facility in the six months ended June 30, 2023.

During the three months ended June 30, 2022, we decided to cease commercialization efforts related to our stand-alone Immunoscore Colon Dx commercial offering. As a result, we reviewed our long-lived assets for impairment and recorded a $3.3 million impairment charge associated with our HalioDx Immunoscore Colon Dx developed technology finite-lived intangible asset in the nine months ended September 30, 2022.

Other income, net

Other income, net, increased $1.2 million for the three months ended September 30, 2023 compared to the same period in 2022, primarily due to an increase of $1.5 million from interest income partially offset by a decrease of $0.4 million related to reserves established for the French research tax credit receivable and revisions to the current year estimate.

Other income, net, increased $1.5 million for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to an increase of $3.7 million from interest income partially offset by a decrease of $2.7 million related to reserves established for the French research tax credit receivable and revisions to the current year estimate.

Liquidity and Capital Resources

From inception through September 30, 2023, we have been financed primarily through net proceeds from the sale of our equity securities. We have incurred net losses since our inception. For the nine months ended September 30, 2023, we had a net loss of $46.1 million, and we expect to incur additional losses for the remainder of 2023 and potentially in future years. As of September 30, 2023, we had an accumulated deficit of $439.8 million.

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

We believe our existing cash and cash equivalents of $202.5 million as of September 30, 2023, and cash flows generated by our revenue during the next 12 months will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the filing date of this report. We expect that our near- and longer-term liquidity requirements will continue to consist of costs to run our laboratories, research and development expenses, selling and marketing expenses, general and administrative expenses, working capital, capital expenditures, lease obligations and general corporate expenses associated with the growth of our business. However, we may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to generate cash flows from our revenue to finance our cash requirements, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. If we raise funds by issuing equity securities, dilution to stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, restrictions on our cash and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third-party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives, or forgo potential acquisitions or investments. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to us. Moreover, any instability in the global banking system may impact liquidity both in the short term and long term and may result in adverse impacts to our or our customers’ business, including in our customers’ ability to pay for our products.

Operating Leases

We lease office and laboratory facilities in South San Francisco and San Diego, California; Austin, Texas; Marseille, France; and Richmond, Virginia, and lease certain equipment under various non-cancelable lease agreements. The lease terms extend to October 2030 and contain extension of lease term and expansion options. As of September 30, 2023, the leases have a weighted average remaining lease term of 2.9 years and total future minimum lease payments of $15.3 million.

Veracyte SAS has signed a lease agreement for facilities which are under construction in Marseille, France. The lease will commence upon completion of the construction of the office building at which time we will record a lease liability and a corresponding ROU asset. The initial term of the lease will be twelve years with annual rent of approximately $1.3 million, which is subject to change based on final construction.

Acquisition-Related Contingent Consideration

As part of our agreement to acquire the exclusive global diagnostic license to the nCounter Analysis System, we may pay up to an additional $10.0 million in cash, contingent upon first achievement or occurrence, by us or on our behalf, of the commercial launch of the first, second and third diagnostic tests for use on the nCounter multiplex analysis system. As of September 30, 2023, the achievement of one of the milestones is forecasted to occur within the next 12 months, requiring payments totaling $3.5 million.

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

As of September 30, 2023, the remaining amount to be paid for all HalioDx related items was $2.2 million subject to holders continued service, excluding any potential associated French government social tax charges.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands of dollars):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$28,670	$(2,209)
Net cash provided by (used in) investing activities	17,609	(2,953)
Net cash provided by financing activities	2,192	3,401

Cash Flows from Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2023 was $28.7 million. Our net loss of $46.1 million includes non-cash charges of $25.6 million of stock-based compensation expense, $20.9 million of depreciation and amortization, of which $16.0 million was related to intangible asset amortization, $36.3 million tied to the impairment of long-lived assets, $5.5 million from the revaluation of contingent consideration and the remainder was due to a non-cash lease expense of $3.1 million. Cash used as a result of changes in operating assets and liabilities was $5.6 million, primarily composed of a decrease in accrued liabilities and deferred revenue of $3.4 million, a decrease in operating lease liability of $3.2 million, an increase in supplies and inventory of $1.6 million, an increase in prepaids and other current assets of $1.6 million, and an increase in other assets of $0.6 million. These amounts were partially offset by a decrease in accounts receivable of $4.7 million, and an increase in accounts payable of $0.2 million.

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

Cash Flows from Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2023 was $17.6 million, consisting of $44.8 million generated from the sale and maturity of short-term investments, partially offset by $19.7 million used in the purchase of short-term investments and $7.5 million used in the purchase of property, plant and equipment.

Cash used in investing activities, for the nine months ended September 30, 2022, was $3.0 million for the purchase and maturity of short-term investments and purchase of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2023 was $2.2 million, consisting of $7.8 million in proceeds from the exercise of options to purchase our common stock and the purchase of stock under our Employee Stock Purchase Plan, or ESPP, partially offset by $5.6 million in tax payments during the period related to the vesting of restricted stock units granted to employees.

Cash provided by financing activities, for the nine months ended September 30, 2022, was $3.4 million, consisting of $6.1 million in proceeds from the exercise of options to purchase our common stock and the purchase of stock under our ESPP partially offset by $2.6 million in tax payments during the period related to the vesting of restricted stock units granted to employees.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $202.5 million as of September 30, 2023 which consisted of bank deposits, money market funds and U.S. treasury securities. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

Foreign Currency Risk

As of September 30, 2023 we held $3.5 million of bank deposits denominated in Euros. Such Euro denominated deposits carry a degree of risk from changes in currency exchange rates as the gains or losses from changes in exchange rates are included in our net loss and comprehensive loss. As of September 30, 2023 a hypothetical 10% appreciation or depreciation of the U.S. dollar relative to the Euro would not have had a material impact on our condensed consolidated financial statements.

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

(b)Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout our Company. There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Our future success and international growth depend, in part, on our ability to adapt and manufacture select tests to be performed on multiple IVD platforms.
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

We have incurred net losses since our inception. For the nine months ended September 30, 2023 and 2022, we had net losses of $46 million and $33 million, respectively. As of September 30, 2023, we had an accumulated deficit of $440 million. We expect to incur additional losses in the future, and we may never achieve revenue sufficient to offset our expenses. We have experienced and may continue to experience decreases in total test volume due to the impact of COVID-19, including as a result of additional COVID-19 variants. Additionally, ongoing widespread inflationary pressures in the U.S. and across global economies have resulted in higher costs for our raw materials, non-material costs, labor and other business costs, and significant increases in the future could adversely affect our results of operations. We expect to continue to devote substantially all of our resources to increase adoption of and reimbursement for our molecular diagnostic portfolio of tests, as well as the development of additional tests. We may never achieve or sustain profitability, and our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

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

Revenue for tests performed on patients covered by Medicare and UnitedHealthcare Group was 32% and 9%, respectively, of our revenue for the nine months ended September 30, 2023, compared with 31% and 10%, respectively, for the nine months ended September 30, 2022. The percentage of our revenue derived from significant payers is expected to fluctuate from period to period as our revenue fluctuates, as additional payers provide reimbursement for our tests or if one or more payers were to stop reimbursing for our tests or change their reimbursed amounts. Effective January 2012, Palmetto GBA, the regional Medicare Administrative Contractor, or MAC, that handled claims processing for Medicare services over our jurisdiction at that time, issued coverage and payment determinations for our Afirma Classifiers now covered by Noridian Healthcare Solutions, the current MAC for our jurisdiction, through the MolDX program, administered by Palmetto GBA, under a Local Coverage Determination, or LCD.

On March 1, 2015, CPT code 81545 for the Afirma GEC was issued. On January 1, 2018, the Medicare Clinical Laboratory Fee Schedule payment rate for the Afirma classifier increased from $3,220 to $3,600. This rate is based on the volume-weighted median of private payer payment rates made between January 1 and June 30, 2016, which we reported to the Centers for Medicare & Medicaid Services in 2017 as required under the Protecting Access to Medicare Act of 2014, or PAMA. In December 2019, through the Further Consolidated Appropriations Act of 2020, Congress delayed the next data reporting period from 2020 to 2021 for final payments made between January 1 and June 30, 2019, extending the applicability of the payment rates based on 2017 reporting by one year through December 31, 2021. In March 2020, through the CARES Act, Congress further delayed the next reporting period to 2022 for final payments made between January 1 and June 30, 2019, extending the applicability for the payment rates based on 2017 reporting through December 31, 2022. In December 2021, through the Protecting Medicare and American Farmers from Sequester Cuts Act, Congress further delayed the next reporting period to 2023. In December 2022, through the Consolidated Appropriations Act of 2023, Congress further delayed the next reporting period to 2024. The applicability of the payment rates based on 2017 reporting thus now extend through December 31, 2024. As a result of the transition from Afirma GEC to Afirma GSC, a new CPT Category I code (81546) was established for the Afirma classifier, effective January 1, 2021. This code went through the national payment determination process for Medicare in 2020, through which the Centers for Medicare & Medicaid Services, or CMS, priced 81546 at the same rate of $3,600 as 81545. Since the Afirma GSC CPT code 81546 was newly issued in 2021, the first PAMA data reporting period for 81546 under the current triennial data reporting process is expected to be January 2027 through March 2027, resulting in a new potential reimbursement rate effective January 1, 2028. There is no guarantee that the Afirma GSC Medicare rate will not be negatively impacted in future PAMA reporting cycles based on the reported weighted median of private commercial payers.

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

An LCD was issued by Noridian Healthcare Solutions to provide Medicare coverage for the Envisia Genomic Classifier on April 11, 2019.

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

We submit claims to Medicare for Decipher Bladder using CPT code 0016M. CMS assigned 0016M to the gapfilling process in 2021. Since January 1, 2022, the payment rate for 0016M has been $3,489.63, based on the median of payment rates set by the MACs through the gapfilling process. There is no assurance that the Medicare payment rate for Decipher Bladder will not decrease during a future reporting cycle under PAMA.

Although we have entered into contracts with certain third-party payers that establish in-network allowable rates of reimbursement for many of our tests, payers may suspend or discontinue reimbursement at any time, with or without notice, for technical or other reasons, may require or increase co-payments from patients, or may reduce the reimbursement rates paid to us. Reductions in private payer amounts could decrease the Medicare payment rates for our tests under PAMA. In addition, many private payers now require prior authorization for molecular diagnostic tests. Potential reductions in reimbursement rates or increases in the difficulty of achieving payment could have a negative effect on our revenue.

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

Our future success and international growth depend, in part, on our ability to adapt and manufacture select tests to be performed on multiple IVD platforms.

Our strategy to expand into international markets depends on our ability to successfully adapt our menu of diagnostic tests on multiple in vitro diagnostic product, or IVD, platforms, and secure necessary regulatory approvals. Currently, the Prosigna breast cancer assay is the only commercially-available test on the nCounter Analysis System platform. If we are not able to adapt our current or future tests to be performed on the nCounter Analysis System or other IVD platforms or if our tests fail to be competitive against competing products in international markets, our prospects for growth could suffer. In addition, to the extent international markets have existing practices and standards of care that are different than those in the United States, we may face challenges with the adoption of the nCounter Analysis System or our tests in international markets. For commercialization of our tests on other IVD platforms, we will be dependent on third parties for the supply, support and clinical registration of their platforms.

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

The COVID-19 pandemic and the ongoing emergence of new variants has caused significant volatility in global financial markets. Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions and quarantines, have contributed to a general slowdown in the global economy, adversely impacted patients, physicians, customers, suppliers, third-party contract manufacturers, and collaboration partners, and disrupted our operations. The global COVID-19 pandemic continues to evolve with the emergence of new variants, and the uncertainty of COVID-19 (and other public health concerns) may require additional restrictions or a return to those previously lifted. Changes in our operations in response to COVID-19 or employee illnesses resulting from the pandemic may result in inefficiencies or delays, including in sales and product development efforts, timing to receive patient sample shipments and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession planning, employees working remotely or teleconferencing technologies. To date, the Food and Drug Administration, or FDA, has approved several vaccines. Although vaccines are generally available in the United States and Europe, and certain countries in South America, Asia and Oceania, there can be no guarantee that the vaccines will be effective against new strains of the virus or that the vaccines will be broadly accepted. Also, there can be no guarantee that federal, state, local and foreign agencies will not continue to take other cautionary steps to combat the virus to reduce the incidence of new cases or variants, which could negatively impact our volumes and revenue and limit our ability to reliably forecast our test volumes and levels of revenue.

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

We rely on NanoString for the supply of the nCounter Analysis System for diagnostic use and Prosigna test kits. As part of the HalioDx Acquisition we have begun to migrate manufacture of the test kits for the nCounter from NanoString to HalioDx. In the future, we may need to transition the manufacture of the nCounter Analysis System for diagnostic use from NanoString to Veracyte. While we are preparing for such transition, we cannot be certain that we will be successful in effectively manufacturing the system or acquiring or retaining the talent, skillset, or suppliers required to manufacture the system.

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

We rely on Thyroid Cytopathology Partners, or TCP, to provide cytopathology professional diagnoses on thyroid fine needle aspiration, or FNA, samples pursuant to a pathology services agreement. Pursuant to this agreement, as amended, TCP has the exclusive right to provide our cytopathology diagnoses on FNA samples at a fixed price per test. Until February 2019, TCP also previously subleased a portion of our facility in Austin, Texas. Our agreement with TCP is effective through October 31, 2023, and automatically renews for successive one year terms unless either party terminates with twelve months notice.

If TCP were unable to support our current cytology test volume or future increases in total cytology test volume or to provide the quality of services we require, or if we were unable to agree on commercial terms and our relationship with TCP were to terminate, our business could be harmed until we were able to secure the services of another cytopathology provider. There can be no assurance that we would be successful in finding a replacement that would be able to conduct cytopathology diagnoses at the same volume or with the same high-quality results as TCP. Locating another suitable cytopathology provider or solution could be time consuming and would result in delays in processing Afirma tests until a replacement was fully integrated with our test processing operations.

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

CMS bundles payments for many clinical laboratory diagnostic tests together with other services performed during hospital outpatient visits under the Hospital Outpatient Prospective Payment System. CMS currently maintains an exemption for molecular pathology tests and “Criterion A” ADLTs from this bundling provision. It is possible that this exemption could be removed by CMS in future rule making, which might result in lower reimbursement for tests performed in this setting.

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

Clinical laboratory tests have long been subject to comprehensive regulations under CLIA, as well as by applicable state laws. Most clinical diagnostic tests developed and run within a single CLIA-certified clinical laboratory (known as “laboratory developed tests” or “LDTs”), are not currently subject to regulation under the FDA's enforcement discretion policy concerning LDTs. While the FDA has maintained its authority to regulate LDTs, it has generally exercised enforcement discretion not to enforce the premarket review, quality system/current Good Manufacturing Practices regulations, and other applicable medical device requirements against most LDT developers and users. Certain reagents, instruments, software or components manufactured and sold by third parties and used by their customers to manufacture or perform diagnostic tests may be subject to regulation under certain circumstances. We believe that the Afirma, Decipher Prostate Biopsy, Decipher Prostate RP, Envisia, and Decipher Bladder classifiers, have been developed and are performed in a manner consistent with the FDA’s enforcement discretion policy concerning LDTs.

On October 3, 2023, the FDA issued a notice proposing to amend its regulations to make explicit that IVDs are devices under the Federal Food, Drug, and Cosmetic Act (FDC Act), including when the manufacturer of the IVD is a laboratory. In conjunction with this proposed amendment, the FDA proposed to phase out its general enforcement discretion approach for LDTs so that IVDs manufactured by a laboratory would generally fall under the same enforcement approach as other IVDs. If the proposed rule is finalized as it is currently drafted, the FDA will gradually end its general enforcement discretion approach in five stages over a four-year period. Each stage of the proposed phaseout period would subject LDTs to a set of regulatory requirements. For example, the first stage of the phaseout would require LDT developers to comply with medical device reporting requirements and correction and reporting requirements within one year after the FDA publishes the final phaseout policy. LDTs that are considered higher risk IVDs would be subject to premarket review requirements within three and a half years, and LDTs that are considered moderate or low risk IVDs would be subject to premarket submission requirements within four years after FDA publishes the final phaseout policy. While the enforcement policy is phased out, the FDA could still decide to pursue enforcement action at any time against LDTs that it deems to be violative of its regulations when appropriate. We cannot predict when, or if, the proposed rule will be finalized and, if it is, whether any substantial changes will be made to the rule.

If the FDA were to determine that Afirma, Decipher Prostate Biopsy, Decipher Prostate RP, Envisia and Decipher Bladder classifiers are not within the scope of FDA's enforcement discretion policy for LDTs for any reason, including new rules, regulations, policies or guidance, or due to changes in statute, our tests may become subject to extensive FDA requirements, or our business may otherwise be adversely affected. If the FDA were to disagree with our LDT status or modify its approach to regulating LDTs as currently proposed or otherwise, we could experience reduced revenue or increased costs, which could adversely affect our business, prospects, results of operations and financial condition.

In March 2017, a draft bill on the regulation of LDTs, entitled "The Diagnostics Accuracy and Innovation Act", or DAIA, was released for discussion. In December 2018, the sponsors of DAIA released a new version of the legislation called the “Verifying Accurate, Leading-edge IVCT Development Act", or VALID Act. The VALID Act proposes a risk-based approach to regulate LDTs and creates a new in vitro clinical test category, which includes LDTs, and a new regulatory structure under the FDA. Similar versions of the VALID Act have since been introduced. The most recent version was introduced in the House of Representatives in March 2023. As proposed, the bill would create a precertification program for lower risk tests not otherwise required to go through premarket review. It would grandfather certain existing tests from some requirements but would allow the FDA to subject otherwise grandfathered tests to premarket review under certain conditions. Similarly, the Verified Innovative Testing in American Laboratories (VITAL) Act was introduced in December 2020 and re-introduced in May 2021. In contrast with the VALID Act, the VITAL Act would prevent FDA from regulating LDTs and would instead assign regulatory authority over LDTs entirely to CMS. We cannot predict whether either of these or other draft bills governing LDTs will become legislation and cannot quantify the effect of such draft bills on our business.

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

If the FDA or foreign authorities were to require us to seek clearance, approval or certification for our existing tests that are not currently cleared, approved, or certified or any of our future products for clinical use, we may not be able to obtain such clearances, approvals or certifications on a timely basis, or at all. While it is possible that our Afirma, Decipher Prostate Biopsy, Decipher Prostate RP, Envisia, and Decipher Bladder classifiers, would be “grandfathered” and therefore exempted from some new regulatory requirements, FDA’s proposed rule does not include a grandfathering approach. There can be no assurance of what the FDA might ultimately require if it finalizes the proposed rule, issues a revised rule, or if legislative reforms are enacted. If premarket reviews or certifications are required, our business could be negatively impacted if we are required to stop selling our products pending their clearance, approval or certification. In addition, the launch of any new products that we develop or modifications we make to existing products could be delayed by the implementation of future FDA or foreign regulations. The cost of complying with premarket review or certification requirements, including obtaining clinical data, could be significant. In addition, any future regulation by the FDA or foreign authorities could subject our business to further regulatory risks and costs. For example, our sample collection kits are listed as Class I devices with the FDA. If the FDA were to determine that they are not Class I devices or otherwise not exempt from 510(k) clearance requirements, we would be required to file 510(k) premarket notifications and obtain FDA clearance to use the containers, which could be time consuming and expensive.

The FDA has raised potential concerns where companies manufacture and label finished clinical test kits or clinical testing components as “research use only”, or RUO, or “investigational use only”, or IUO, and either knowingly use them or sell them for use in patient care. The FDA has taken the position that if evidence demonstrates that a product which otherwise meets the definition of a regulated medical device is inappropriately labeled as RUO or IUO, the distribution, sale, or use of the product could violate the misbranding or adulteration provisions of the FDC Act. In the EU, under the IVDD, RUO products which are intended to be used for research purposes, without any medical objective, are not regarded as devices for performance evaluation used in diagnostic procedures. More importantly, the IVDR expressly provides that products intended for RUO are excluded from the scope of the regulation. A material intended for RUO, without any medical purpose or objective, is therefore not considered as an IVD medical device, or IVD MD, and is not subject to compliance with the IVD MDs requirements. Depending on the product in question, other regulations may be applicable to the RUO products. Some of the reagents, instruments, software or components obtained by us from suppliers for use in our products are currently labeled by those suppliers as “RUO” or “IUO”. If the FDA or foreign bodies were to determine that any of these reagents, instruments, software or components are improperly labeled as RUO or IUO and undertake enforcement actions, some of our suppliers might cease selling these reagents, instruments, software or components to us or be forced to recall them, and any failure to obtain an acceptable substitute could significantly and adversely affect our business, financial condition and results of operations, including increasing the cost of testing or delaying, limiting or prohibiting the purchase of reagents, instruments, software or components necessary to perform testing. Such actions could also lead the FDA to investigate our purchase and use of supplier products and for the Agency to question whether or not Veracyte has violated the FDC Act.

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

Before we begin to label and market some of our products for use as clinical diagnostics in the United States, unless an exemption applies, we are required to obtain clearance from the FDA by submitting a premarket notification under section 510(k) of the FDC Act or 510(k), or approval from the FDA by submitting a premarket approval, or PMA. Alternatively, we may be able to obtain marketing authorization through a De Novo classification process rather than through a PMA for class I or class II devices if the 510(k) pathway is not available. If the FDA finalizes the proposed rule to regulate LDTs as medical devices as it is currently drafted, we will need to obtain the appropriate marketing clearance, approval, or authorization for each or our tests that currently offered as LDTs in accordance with the timelines provided in the final rule.

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

Any medical device product for which we obtain marketing authorization, including any tests that are currently offered as LDTs, would be subject to regulatory requirements that would affect how we are able to market and sell the device. The FDC Act and FDA regulations place considerable requirements on medical devices, including, but not limited to, compliance with the quality system regulation, or QSR, establishment registration and product listing with the FDA, and compliance with labeling, marketing, complaint handling, medical device reporting requirements, and reporting certain corrections and removals. If the FDA finalizes its proposed rule to regulate LDTs as medical devices as it is currently drafted, these regulatory requirements will become applicable to our tests that are currently offered as LDTs in stages, including any applicable premarket approval, clearance, or authorization requirements. Obtaining FDA clearance or approval for diagnostics can be expensive and uncertain, generally may take several months to several years, and generally requires detailed and comprehensive scientific and clinical data, as well as compliance with FDA regulations for investigational devices. In addition, we have limited experience in obtaining PMA, 510(k) clearance, or De Novo authorization approval from the FDA and are therefore supplementing our operational capabilities to manage the more complex processes needed to obtain and maintain marketing authorization. Notwithstanding the expense, these efforts may never result in FDA clearance or approval. Even if we were to obtain marketing authorization, it may not be for the uses we believe are important or commercially attractive, in which case we would not market our product for those uses.

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

A mutual recognition agreement (MRA) aligning IVD regulations between the European Union and Switzerland has officially expired following the In Vitro Diagnostic Medical Devices Regulation’s (IVDR) May 26, 2022 date of application, impacting certification and authorized representation requirements for manufacturers. The Swiss government has issued its own Ordinance on In Vitro Diagnostic Medical Devices (IvDO). The Swiss regulation aligns closely with the IVDR in terms of requirements for manufacturers, and follows the IVDR’s transitional timelines regarding compliance deadlines according to IVD risk classifications as well as designations of Swiss Authorized Representatives.

These modifications may have an effect on the way we intend to conduct our business in these countries.

If we are unable to obtain marketing authorizations or certifications, approvals, clearances or certifications to market Prosigna or our other assays on the nCounter Analysis System or other IVD platforms in additional countries or if regulatory limitations are placed on our diagnostic kit products, our business and growth will be harmed.

The FDA cleared the Prosigna test for marketing in the United States. Prosigna is CE marked which permits us to market the test in the EU and Prosigna received marketing authorizations in selected other jurisdictions. We intend to seek regulatory authorizations or certifications for Prosigna in other jurisdictions and, potentially, for other indications. We cannot guarantee that the regulatory authorization or certification for Prosigna will be granted or, if granted, will not be revoked, which could adversely impact our business, financial condition, and operations.

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

Certain of our products are regulated as IVD MDs, including Prosigna and the nCounter Analysis System. Accordingly, we and certain of our contract manufacturers are subject to ongoing International Organization for Standardization, or ISO, obligations as well as requirements under CLIA and state laboratory quality statutes and regulations, the FDC Act and related FDA regulations, and other statutory and regulatory requirements enforced by other government authorities. These may include routine inspections by notified bodies, the FDA, CMS, and other health authorities, of our manufacturing facilities and our records for compliance with standards such as ISO 13485 and the QSR, which establish extensive requirements for quality assurance and control as well as manufacturing and change control procedures, among other things. These inspections may include the manufacturing facilities of any suppliers. In the event that a supplier fails to maintain compliance with regulatory or our quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result. We are also subject to other regulatory obligations, such as registration of our company offices and facilities and the listing of our devices with the FDA (and similar listings and certifications in certain other countries); continued adverse event and malfunction reporting; reporting certain corrections and removals; and labeling and promotional requirements.

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

We may also be subject to additional FDA or foreign regulatory authority post-marketing obligations or requirements by the FDA or foreign regulatory authority to change our current product classifications which would impose additional regulatory obligations on us. For example, the FDA has issued a proposed rule to revise the QSR to more closely align with ISO 13485:2016 but that also includes proposed clarifications and additional definitions and requirements. The promotional claims we can make for Prosigna in the United States are limited to the indications for use as cleared by the FDA or outside the United States as authorized or certified by the applicable regulatory authority. If we are not able to maintain regulatory compliance, we may not be permitted to market our medical device products and/or may be subject to enforcement actions by the FDA or other governmental authorities such as the issuance of warning or untitled letters, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution. In addition, we may be subject to similar regulatory regimes of foreign jurisdictions as we continue to commercialize our products in new markets outside of the United States and Europe. Adverse notified body, EU competent authority or the FDA or global regulatory authority action in any of these areas could significantly increase our expenses and limit our revenue and profitability.

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

Correct coding is subject to the coding policies of the American Medical Association CPT Editorial Panel, or AMA CPT. With respect to claims submitted to Medicare and Medicaid, it is also subject to coding policies developed through the National Correct Coding Initiative, or NCCI. Other payers may develop their own payer-specific coding policies. The broader coding policies of the AMA CPT, NCCI, and other payers are subject to change. For instance, the NCCI adopted an update to its Coding Policy Manual effective January 1, 2019, to limit instances when multiple codes may be billed for molecular pathology testing. Although the NCCI appears to have moderated this change in its subsequent updates, such coding policy changes may negatively affect our total revenue and cash flow.

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

Moreover, we may experience delays in the development and introduction of new products due to the effects of the COVID-19 pandemic and the emergence of new variants.

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

•natural disasters, political and economic instability, including wars, terrorism, political unrest and other regional conflicts, outbreak of disease, including COVID-19, boycotts, curtailment of trade and other business restrictions (including as a direct or indirect result of the conflict in Ukraine); and

•regulatory and compliance risks that relate to maintaining accurate information and control over activities that may fall within the purview of the Foreign Corrupt Practices Act of 1977, including both its books and records provisions and its anti-bribery provisions.

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

War, terrorism, geopolitical uncertainties, including any developments or consequences of regional conflicts globally or related sanctions, trade restrictions, public health issues, natural disasters and other catastrophic events may cause damage or disruption to the economy and commerce on a global, regional or country-specific basis, and could disrupt supply or delivery of, or demand for, our products. For example, the COVID-19 outbreak has had, and may continue to have, a negative effect on consumer confidence and spending, and other impacts, which could adversely affect our business.

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

In addition, the interpretation and application of consumer, health-related and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory, and in flux. It is possible that these laws may be interpreted and enforced in a manner that we have not anticipated in designing our practices and compliance policies. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. Certain health-related and data protection requirements have been modified under section 319 of the Public Health Service Act during the Public Health Emergency, or PHE, first declared January 31, 2020, which was most recently extended effective January 11, 2023. The Biden Administration lifted the PHE declaration on May 11, 2023. In addition, we are subject to various state laws, including the California Consumer Privacy Act, or CCPA, which, among other things, requires covered companies to provide disclosures to California consumers concerning the collection and sale of personal information, and gives such consumers the right to opt out of certain sales of personal information. Amendments to the CCPA have been made since its enactment in 2018, most significantly in the form of amendments and expansions pursuant to the California Privacy Rights Act adopted by ballot measure in November 2020, and it remains unclear what, if any, further amendments will be made to this legislation or how it will be interpreted. We cannot yet predict the impact of the CCPA or similar laws on our business or operations, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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
•the global macroeconomic impact of the COVID-19 outbreak and the emergence of new variants, rising interest rates or inflationary pressures;

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
•establish that our board of directors is divided into three classes, the 2024 Class, 2025 Class and 2026 Class, with each class serving staggered three-year terms until the annual meeting of stockholders to be held in 2024, after which all directors, other than those in the 2025 Class and the 2026 Class, will serve for a term of one year;
•provide that our directors serving in a class of directors for a term expiring at the third annual meeting of stockholders following the election of such class may be removed only for cause;
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ITEM 6.  EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1#**	Advisor Agreement, effective September 4, 2023, by and between Tina S. Nova and the Registrant					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)	X

#	Indicates management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.
**	Schedules omitted pursuant to Item 601 of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2023

VERACYTE, INC.

By:	/s/ Rebecca Chambers
Rebecca Chambers Chief Financial Officer