Form 10-K
period 2023-12-31
VERACYTE, INC.
filed 2024-02-29
CIK 1384101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $1.7 billion, based on the closing price of the common stock as reported on the Nasdaq Global Market for that date.

The number of shares of the registrant's Common Stock outstanding as of February 23, 2024 was 75,067,823.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2024 Annual Meeting of Stockholders, or the Proxy Statement, are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

PART I

ITEM 1.    BUSINESS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "expects," "anticipates," "intends," "estimates," "plans," "believes," "continuing," "ongoing," and similar expressions are intended to identify forward-looking statements. These are statements that relate to future events and include, but are not limited to, the factors that may impact our financial results; our expectations regarding revenue; our expectations with respect to our future research and development, general and administrative and selling and marketing expenses and our anticipated uses of our funds; the impact of inflation, rising interest rates and foreign exchange fluctuations, as well as regional conflicts globally, energy and supply chain disruptions, and market volatility resulting from the above, on our business; changes in our executive officers; our beliefs with respect to the optimization of our processes for the analysis of ribonucleic acid, or RNA, samples; our ability to successfully integrate C2i Genomics, Inc., or C2i, HalioDx and Decipher Biosciences into our business; our ability to deploy the nCounter Analysis System successfully and run our tests on this platform worldwide; our belief in the importance of maintaining libraries of clinical evidence; our expectations regarding the Percepta Nasal Swab classifier for early lung cancer detection, the Envisia classifier on the nCounter system and the LymphMark lymphoma subtyping test; our expectations regarding the addition of minimal residue detection capabilities to our diagnostics platform; our expectations regarding our diagnostic company partnerships; our expectations regarding capital expenditures; our anticipated cash needs and our estimates regarding our capital requirements; the timing and success of our transition to offering more of our tests as in vitro diagnostic tests on multiple platforms worldwide; our ability to maintain Medicare coverage for each of our tests; our need for additional financing; potential future sources of cash; our business strategy and our ability to execute our strategy; our ability to achieve and maintain reimbursement from third-party payers at acceptable levels and our expectations regarding the timing of reimbursement; the estimated number of patients who are candidates for our tests; the attributes and potential benefits of our tests and any future tests we may develop to patients, physicians and payers; the factors we believe drive demand for and reimbursement of our tests; our ability to sustain or increase demand for our tests; our intent to expand into other clinical areas; our ability to develop new tests, and the timeframes for development or commercialization; our ability to get our data and clinical studies accepted in peer-reviewed publications; our dependence on strategic relationships, and the success of those relationships; our beliefs regarding our laboratory capacity; the potential for future clinical studies to contradict or undermine previously published clinical study results; the applicability of clinical results to actual outcomes; our expectations regarding our international expansion; the occurrence, timing, outcome or success of clinical trials or studies; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive position; our compliance with federal, state and international regulations; the potential impact of regulation of our tests by the Food and Drug Administration, or FDA, or other regulatory bodies; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business; the impact of seasonal fluctuations and economic conditions on our business; our belief that we have taken reasonable steps to protect our intellectual property; our belief that our intellectual property will develop and maintain our competitive position; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; and anticipated trends and challenges in our business and the markets in which we operate. We caution you that the foregoing list does not contain all of the forward-looking statements made in this report.

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

Veracyte, Afirma, Percepta, Envisia, Prosigna, Lymphmark, Decipher, GRID, HalioDx, TMExplore, Brightplex, Immunosign, C2i Genomics, C2intelligence, C2inform and the Veracyte logo are registered or pending trademarks of Veracyte, Inc. and its subsidiaries in the United States and selected countries. nCounter is the registered trademark of NanoString Technologies, Inc., or NanoString, in the United States and selected countries and used by Veracyte under license. Immunoscore is the registered trademark of Institut National de la Santé et de la Recherche Médicale, or Inserm, in the United States and selected countries and used by Veracyte under license.

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

General

At Veracyte, we believe that exceptional cancer care begins with exceptional diagnostics. We are a global diagnostics company that empowers clinicians with the high-value insights they need to guide and assure patients at pivotal moments in the race to diagnose and treat cancer. Our high-performing tests enable clinicians to make more confident diagnostic, prognostic and treatment decisions, helping patients avoid unnecessary procedures and interventions, and accelerating time to appropriate treatment, thereby improving outcomes for patients all over the world. With our acquisition of C2i, a minimal residual disease, or MRD, detection company, which was completed in February 2024, we aim to expand our role across the cancer continuum, moving from providing early decision support to following the patient through treatment, helping to monitor the success of a therapeutic or surgical intervention, and supporting the determination of the best course of action for each patient.
Through our leading portfolio of comprehensive molecular diagnostic tests, we are focused on progressing patient care from the current standard to a more individualized approach, leveraging each patient’s unique cancer biology to improve their outcomes.
We currently offer tests in thyroid cancer (Afirma); prostate cancer (Decipher Prostate); breast cancer (Prosigna); bladder cancer (Decipher Bladder); and interstitial lung diseases (Envisia). Our novel Percepta Nasal Swab test for lung cancer is being run in our Clinical Laboratory Improvement Amendments of 1988, or CLIA, laboratory in support of clinical studies and our test for lymphoma is in development as a companion diagnostic.
We serve global markets with two complementary models. In the United States, we offer laboratory developed tests, or LDTs, through our centralized CLIA certified laboratories in South San Francisco and San Diego, California, supported by our cytopathology expertise in Austin, Texas. Additionally, primarily outside of the United States, we provide tests to patients as in vitro diagnostics, or IVDs, which are distributed to laboratories and hospitals that can perform the tests locally. Our Prosigna test is currently available as an IVD and our Decipher Prostate and Percepta Nasal Swab tests are in development as IVDs. We are using a multi-platform IVD approach, which will include next generation sequencing, or NGS, and quantitative polymerase chain reaction, or qPCR, to accelerate our ability to reach patients globally with our tests.

Our Novel Approach — the Veracyte Diagnostics Platform

We have established a novel approach to drive the successful launch and adoption of our high-performing tests, which we refer to as the Veracyte Diagnostics Platform. This approach leverages broad genomic and clinical data, our deep bioinformatics and artificial intelligence, or AI, capabilities, and a powerful evidence-generation engine, which ultimately drives durable reimbursement and guideline inclusion for our tests, along with new insights to support continued innovation and pipeline development.
Our high performing tests are developed using this proven framework. We identify an unmet clinical need, determine the combination of appropriate biomarkers utilizing cutting-edge genomic and other technologies, and then tune our assays with deep scientific and machine learning capabilities.
We then take a comprehensive approach to launching and driving adoption for our tests. We generate extensive genomic and clinical data through our whole-omic approach, fueling insights, evidence and, ultimately, further utility. Today, we take a whole-transcriptome approach to our diagnostic, prognostic and predictive tests. C2i Genomic’s MRD technology will add a whole-genome approach for treatment effectiveness, monitoring, and disease recurrence detection.
In each case, this data is used to develop a comprehensive and robust assay to address a clinical need. We perform these tests in our clinical labs to generate a growing repository of data. We then utilize our deep bioinformatic and AI capabilities to derive broad insights that not only support the test in question, but also enable research to demonstrate expanded test utility or support entry into new indications.
Our experienced clinical and medical teams work with our scientific and commercial teams to drive repeated cycles of evidence development. With both prospective and retrospective studies over time, we focus on evidence that allows us to answer key clinical questions while also demonstrating the clinical benefit and impact of our tests, which is needed to drive their adoption and guideline inclusion.

With our years of experience in market access and reimbursement, we work closely with public and private payers to leverage this evidence and meet their clinical utility requirements, which facilitates reimbursement. Our market-leading, real-world utilization then continues to drive more data, which leads to more insights, more evidence and more utility, all of which provide additional support for and confidence in our tests, further increasing durable reimbursement and guideline inclusion for our tests, along with new insights to support continued innovation and pipeline development.
Serving the U.S. Market Through Our CLIA Labs
In the United States, our tests are improving patient care in thyroid, prostate, lung, and bladder cancer, as well as in interstitial lung disease.
Currently all of our tests are serviced through our own CLIA certified laboratories in South San Francisco and San Diego, California; and Austin, Texas. We manage our labs with a focus on operational excellence and continuous improvement. We measure performance using such criteria as lab-processing turnaround time, failure rates and deviation vs. control. We have an active monitoring program to ensure lab operations exceed regulatory requirements. We use a systematic, analytical approach aimed at delivering optimal outcomes for patients and referring physicians, while driving cost and lab-efficiency improvement as we scale operations.
Our Clinical Diagnostic Tests Offered Through Our CLIA Labs
Thyroid Cancer - Afirma Genomic Sequencing Classifier
Each year in the U.S, approximately 600,000 people undergo fine needle aspiration, or FNA, biopsy evaluation for potentially cancerous thyroid nodules. Many of these patients receive indeterminate results (not clearly benign or malignant) based on traditional cytopathology evaluation. Historically, most of these patients were referred to diagnostic surgery, even though 70% to 80% of the time, the nodules proved to be benign.
We developed the Afirma Genomic Sequencing Classifier, or GSC, to determine which patients with indeterminate results are actually benign so that these patients may avoid unnecessary, costly surgery that often leads to the need for lifelong daily thyroid hormone replacement therapy. The test was developed with whole-transcriptome RNA sequencing and machine learning technology to provide physicians with clinically actionable results from the same FNA biopsy used for initial cytopathology. Afirma GSC testing also provides important gene mutation information to help guide treatment decisions for patients with thyroid nodules that are suspicious for cancer.
Strong clinical validation data from a multicenter cohort of prospectively collected patient samples were published in JAMA Surgery in 2018. The findings showed that the Afirma GSC has a sensitivity of 91% and specificity of 68%, meaning that in a patient population with 24% cancer prevalence – which is what would be expected in clinical practice – the test can identify more than two-thirds of benign thyroid nodules, with a negative predictive value, or NPV, of 96%. In 2022, a meta-analysis of 13 independent studies assessing the test's performance in a real-world clinical setting found a sensitivity of 97%, a specificity of 88%, and an NPV of 99%, reinforcing Afirma's performance.
Afirma GSC and its predecessor, the Afirma Gene Expression Classifier, have been featured in more than 140 peer-reviewed, published studies. These include the original clinical validation study, which was published in The New England Journal of Medicine. Afirma testing is included in leading practice guidelines and is covered for over 275 million Medicare and commercial health plan enrollees in the United States.
Our sales team sells Afirma GSC to endocrinologists and other physicians who perform FNA biopsies on patients with thyroid nodules. Physicians can order Afirma GSC testing in one of two ways: by submitting indeterminate FNA samples directly to Veracyte for genomic testing or by submitting FNA samples for initial cytopathology analysis by our partner, Thyroid Cytopathology Partners, with genomic testing performed by Veracyte when the cytopathology is indeterminate. Our online portal enables physicians and their staff to easily submit and track test orders and download results.
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
The Decipher Prostate Genomic Classifier is currently being investigated in seven National Cancer Institute-sponsored, phase 3, prospective, randomized controlled clinical trials; 24 phase 2/3 prospective trials; and more than 20 retrospective studies of phase 3 randomized controlled trials. Many of these trials require Decipher Prostate testing for study inclusion. The test’s performance and utility has been evaluated in more than 75 peer-reviewed, published studies and an additional 73 discovery publications leveraging the research-use-only Decipher GRID.
The NCCN Clinical Practice Guidelines in Oncology, or NCCN Guidelines, for Prostate Cancer (v1.2023) includes a table (Table 1) in Principles of Risk Stratification summarizing the characteristics of different tools used for initial risk stratification of clinically localized prostate cancer. In this table, Decipher Prostate is the only gene expression test with the highest level of evidence (Level 1) for validation. The NCCN Guidelines also uniquely suggest use of the Decipher Prostate RP test to inform treatment recommendations, post surgery, based on the patient’s Decipher score. Decipher Prostate is covered by Medicare and commercial payers representing approximately 200 million enrollees.

Bladder Cancer - Decipher Bladder Genomic Classifier
Each year in the United States, approximately 82,000 people are expected to be diagnosed with bladder cancer. Patients diagnosed with non-metastatic muscle-invasive bladder cancer, or MIBC, often undergo neoadjuvant chemotherapy, or NAC, prior to standard-of-care radical cystectomy, even though the absolute survival benefit associated with the addition of NAC to radical cystectomy is just 5% to 10%. Until recently, physicians often struggled to determine which MIBC tumors would or would not respond to chemotherapy.
Decipher Bladder is a genomic test that measures the molecular profile of bladder cancer using gene expression analysis from transurethral resected bladder tumor specimens. The test was developed for use in bladder cancer patients with high-grade non-muscle-invasive disease who are being considered for treatment and patients with muscle-invasive disease who face the question of immediate cystectomy or systemic treatment in the neoadjuvant setting prior to cystectomy. Decipher Bladder reports the molecular subtype of the tumor specimen as Luminal or Non-Luminal (Luminal Infiltrated, Basal, Basal Claudin-Low or Neuroendocrine-like), with each subtype having distinct biological composition, clinical behavior and predicted benefit from NAC, and may have implications for future therapeutic strategies.
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
Limitations in current technologies often make IPF difficult to diagnose, which can lead to treatment delays, repeated misdiagnoses, patient distress and added healthcare expenses. Physicians routinely use high-resolution computed tomography, or HRCT, imaging to identify usual interstitial pneumonia, or UIP, the pattern whose presence is essential to IPF diagnosis. UIP also helps identify non-IPF patients whose ILD is likely to progress. HRCT, however, frequently provides inconclusive results, with current guidelines recommending consideration of surgery to secure a more definitive diagnosis. Such surgeries are risky and expensive, and many patients are too frail to undergo the procedure. Of the 200,000 patients suspected of having ILD, approximately half have a probable or indeterminate UIP pattern on HRCT imaging.
The Envisia classifier is the first test of its kind for improving the diagnosis of ILDs, including IPF, without the need for surgery. The test identifies UIP with high accuracy on patient samples that are obtained through transbronchial biopsy, a nonsurgical procedure that is commonly used in lung evaluation.

The Envisia classifier is supported by clinical data published in multiple peer-reviewed journals, including The Lancet Respiratory Medicine and American Journal of Respiratory and Critical Care Medicine. In 2022, an updated global (ATS/ERS/JRS/ALAT) clinical practice guideline highlighted the role of the Envisia Classifier in the diagnosis of IPF with more than 40% of the guideline authors voting to recommend Envisia testing. The guideline points to a published meta-analysis in AnnalsATS demonstrating the Envisia test's consistently high specificity of 92% across 4 separate studies.
We obtained Medicare coverage for the Envisia classifier through the Molecular Diagnostics Services Program, or MolDX, program in 2019. We estimate that half of the patients evaluated for ILDs/IPF in the United States are covered by Medicare.
Lung Cancer - Percepta Nasal Swab Test
Lung cancer has the highest mortality rate of all cancers worldwide, causing approximately 1.8 million deaths each year. Lung nodules are typically the first sign of lung cancer and cannot be ignored, however most of them are benign. Physicians currently have limited objective tools to help accurately determine which patients with lung nodules found on CT scans have cancer. Approximately 15 million patients are now recommended for annual lung cancer CT screening to detect potentially cancerous lung nodules early. Approximately 1 million Americans are screened annually for lung cancer, and about 1.6 million lung nodules are found incidentally each year. We developed the noninvasive Percepta Nasal Swab test to help physicians more accurately, quickly and confidently determine lung cancer risk so that patients whose lung nodules are benign may avoid unnecessary invasive procedures and patients whose nodules are likely cancerous may proceed to further diagnostic work-up and, if necessary, treatment.
The Percepta Nasal Swab test is built upon foundational "field of injury" science, through which genomic changes associated with lung cancer in current and former smokers are detected using a sample collected non-invasively from the nasal passage. Veracyte developed the final classifier using RNA whole-transcriptome sequencing and machine learning on a training set of nasal samples from more than 1,100 patients representing a wide range of lung and tumor biology.
Clinical validation data published in the journal CHEST showed that when the Percepta Nasal Swab test identified patients as low risk, its sensitivity was 97%, providing a negative predictive value, or NPV, of 98% in a population with the 25% cancer prevalence that would be expected in a broad cohort with suspicious lung nodules. We believe this NPV can assist physicians in avoiding unnecessary invasive procedures in these patients with a very small likelihood of missing a cancer. When the test identified patients as high risk, its specificity was 92%, for a positive predictive value, or PPV, of 70% at a malignancy rate of 25%. Given these data, we believe the Percepta Nasal Swab test would assist physicians in directing these patients to further procedures so they could obtain an accurate diagnosis and speed time to treatment, if necessary. Patients in the moderate risk group could be managed according to current clinical guidelines. We are running the Percepta Nasal Swab test in our CLIA lab in support of our NIGHTINGALE clinical utility study, in an effort to produce data to help drive Medicare and private payer coverage, as well as clinical adoption.
Driving Global Growth with Distributed IVD Tests
Once we have developed robust clinical evidence and physician adoption of our tests in the United States, we typically then drive further patient access by launching them, as appropriate, into global markets as IVD tests. This approach enables our tests to be performed locally in laboratories and hospitals worldwide, which we believe facilitates market access and physician adoption in Europe and other strategic global markets.
We currently offer IVD testing in breast cancer using the nCounter Analysis System, for which we acquired the exclusive worldwide license for clinical IVD test use in December 2019. In November 2023, we announced a multi-year agreement with Illumina, Inc. to develop and offer some of our molecular tests as decentralized IVD tests on their NextSeq 550Dx NGS instrument to leverage their large installed base and lower cost per test. This agreement reflects our expanded, multi-platform approach to IVD testing, which will include NGS and qPCR, to help accelerate our ability to make our tests available to more patients globally. The first tests that we plan to develop for the Illumina NextSeq 550Dx instrument are our Prosigna Breast Cancer Assay and Percepta Nasal Swab test, which we expect to be available for commercialization outside of the United States in 2025 and 2026, respectively. We are also developing our Decipher Prostate test as a qPCR-based test, which we expect to commercialize outside of the United States in the second half of 2025.
Our acquisition of HalioDx in August 2021 provided us with a European headquarters to develop, manufacture and supply our own IVD test kits. We have largely completed the transition of our test manufacturing from NanoString in the United States to our facility in Marseille, France, giving us greater control of our IVD test supply chain. The vertical integration of development and manufacturing will enhance our ability to efficiently serve the global market with a broad menu of diagnostic tests.
Breast Cancer - Prosigna Breast Cancer Assay
Breast cancer is the most common cancer and the leading cause of cancer-related death in women worldwide. In 2020, there were an estimated 2.3 million new cases of the disease. Hormone receptor positive breast cancer is the most prevalent type of breast cancer, comprising approximately 70% of cases. Of these, we estimate that the global early-stage breast cancer recurrence market is significant, with approximately 750,000 patients potentially eligible for the Prosigna Breast Cancer Assay annually. Included in this estimate are approximately 280,000 patients in the United States and 270,000 across the major markets in Europe.
Information about individual patients’ prognosis is the foundation of treatment decision-making and recommendations in breast cancer. However, traditional non-molecular tests are often insufficient to reliably determine patients’ individual risk of recurrence and, therefore, adequately inform therapy decisions.
The Prosigna Breast Cancer Assay is a clinically validated prognostic assay that uses advanced genomic technology and combines clinical and pathological information to help inform next steps for post-menopausal women with early-stage, hormone receptor positive breast cancer, helping them avoid unnecessary toxic chemotherapy or under-treatment. The assay is performed in laboratories in Europe and the United States, as well as select other countries. The Prosigna Breast Cancer Assay analyzes the activity of 46 genes in the PAM50 gene signature, and based on molecular subtypes, proliferation score, and clinical-pathological features, can provide a hormone-receptor positive, early-stage breast cancer patient and their physician with a prognostic risk-of-recurrence score that indicates the probability of cancer recurrence over the next ten years.
The Prosigna assay is clinically validated in studies published in Annals of Oncology and the Journal of Clinical Oncology. Medicare coverage for Prosigna has been in effect since 2015. The test is recommended in guidelines from the National Comprehensive Cancer Network and the American Society of Clinical Oncology in the United States. Outside of the United States, the test is included in leading medical guidelines, including from the National Institute for Health and Care Excellence in the United Kingdom and the European Society for Medical Oncology.
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
The Prosigna Breast Cancer Assay is sold to laboratories by our direct sales team and through distributors in certain countries.
Expanding Into Minimal Residual Disease
In February 2024, we acquired C2i, an MRD company, adding whole-genome MRD capabilities to our novel diagnostics platform and positioning us to serve physicians and their patients further along the care continuum, in combination with our diagnostic and prognostic tests. MRD is a large emerging market, currently estimated at a total addressable market, or TAM, of $20 billion annually. We believe we can leverage our specialist commercial channels and relationships to partner early in a patient’s care, using our indication-specific focus and expertise to drive adoption from the first diagnostic test onward. MRD testing will expand the value we provide to clinicians to inform whether a patient’s intervention was successful or if management escalation is required.
C2i’s whole-genome, artificial intelligence-powered approach generates broad signatures from blood more quickly and efficiently than bespoke panels. C2i's MRD solution requires less than a tube of blood (as little as 3-4 ml blood, or 1-2 ml plasma), can go from sample to result in just two weeks, and delivers improved performance compared to imaging and other molecular tests. We believe this ability will enable physicians to track a tumor’s progression as it evolves from early diagnosis through patient treatment and follow-up.
We expect our first application of C2i’s technology will be a muscle-invasive bladder cancer MRD test, where we plan to leverage our strong urology commercial channel and a clear pathway to expected reimbursement. We expect to launch our first test in the first half of 2026. We plan to also develop further MRD tests in several other indications.
Biopharmaceutical and Other Revenue
We have formed numerous biopharmaceutical partnerships that derive value out of our current assets or future ones. Through development and commercialization of our tests, we have built or gained access to unique biorepositories that include extensive clinical cohorts and whole-genome RNA sequencing and other data.
Through the acquisition of HalioDx in 2021, we gained expertise in immuno-oncology services for biopharmaceutical customers, as well as know-how in IVD test development and manufacturing, the latter of which is utilized to provide services to other diagnostic companies in indications that are noncompetitive to Veracyte.

Macroeconomic Factors
Recent interest rate increases and inflation in the United States and other markets globally, as well as turmoil in the global banking and finance system, have heightened the risk of an economic downturn or recession and volatility and have resulted in recent volatility in the capital or credit markets in the United States and globally. Moreover, the continued fluctuation of the United States dollar compared to other currencies, has impacted and may continue to impact our results of operations. We intend to continue to monitor macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions as appropriate. In addition, regional conflicts like those between Russia and Ukraine have increased the risk of disruptions to energy supplies in Europe, which may impact our ability to manufacture tests or perform services from our facility in Marseille, France, and other conflicts may adversely impact our business and operating results. Finally, the ongoing conflict in the Middle East may disrupt our Israel business operations and affect employees acquired through our acquisition of C2i.
The extent of the impact of macroeconomic factors on our future liquidity and operational performance will depend on certain developments, the impact on our customers' operations; the impact to our sales and renewal cycles; changes in central bank policies and interest rates; rates of inflation; and changes in foreign currency exchange rates. See "Risk Factors" for further discussion.
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
In 2016, the Centers for Medicare and Medicaid Services, or CMS, issued the final rule to implement the requirements of PAMA, which significantly revised the Medicare payment system for CDLTs. The final rule was implemented on January 1, 2018, for the private payer rate-based fee schedule required by PAMA. Under the final rule, for CDLTs furnished on or after January 1, 2018, the amount Medicare pays is equal to the weighted median of private payer rates for the CDLTs, reported triennially for CDLTs, and annually for ADLTs. Since the initial implementation of PAMA, Congress has extended the payment review cycle on multiple occasions. The most recent legislation, passed in November 2023, enacts another one-year delay in reporting of private payor rates under PAMA which delays the next private payor rate reporting period from January-March 2024 to January-March 2025. Reporting during this period will continue to be based on private payor rates for which final payment was made from January-June 2019. If not delayed further, rates reported in 2025 would set CLFS payment rates from 2026-2028.
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
Factors that impact reimbursement include, among others:
•variability in medical policies indicating coverage for our products and services;
•network status and claims adjudication as in-network or out of network and corresponding patient co-pay/coinsurance responsibilities;
•patient financial assistance programs;
•changes to American Medical Association's CPT coding rules and edits;
•Medicare clinical laboratory and physician fee schedules;
•government sequestration;
•Medicaid fee schedules;
•contracted rates for our diagnostics;
•utilization management or prior authorization processes and steps put in place by commercial payers ensuring medical necessity of services ordered for patients;
•billing errors; and
•claims disputes.
For the years ended December 31, 2023, 2022 and 2021, respectively, revenue was represented by the indicated percent for each payer:
Medicare accounted for 35%, 36% and 35% of our testing revenue. Medicaid accounted for 1%, 3%, and 2% of our testing revenue. Private commercial payers accounted for 64%, 61%, and 63% of our testing revenue.
In Vitro Diagnostic Tests
For our IVD tests, we bill hospital and laboratory customers directly for test kits they order. Our customers subsequently bill third-party payers for reimbursement. We continue to drive Prosigna reimbursement efforts in Europe and other global markets through the development of clinical and other evidence to support the test’s inclusion in guidelines and coverage programs. The test is currently reimbursed in Germany, France, Spain, Portugal, Italy, Netherlands, Norway, Sweden, Denmark, Austria, Lithuania, Switzerland, Canada, England, Scotland, and Israel.
Competition
Our main competition are companies that use next generation sequencing technology or other methods to measure genomic biomarkers in disease areas addressed by our tests.
Our Afirma test faces competition from companies that use next generation sequencing technology or other methods to measure mutational markers such as BRAF and KRAS, along with numerous other mutations. These organizations include, for example, Interpace Diagnostics Group, Inc. and CBLPath, Inc./University of Pittsburgh Medical Center, as well as others who are developing new products or technologies that may compete with our tests.
Our Decipher Prostate test faces competition from Myriad Genetics, Inc., or Myriad Genetics, and MDxHealth, SA, or MDxHealth, which offer genomic testing for prognostic purposes within localized prostate cancer. Additionally, traditional methods used by pathologists and clinicians to estimate risk of disease progression pose competitive threats to our business. Additionally, companies seeking to combine traditional pathology methods and artificial intelligence powered image analysis could potentially emerge as competitors. Of these, Artera appears to be farthest along in development of a commercial product. In bladder cancer, we are not currently aware of a direct competitor offering genomic testing for prognostic purposes that match the intended use population for our test. However, DNA mutational analysis, traditional clinical methods and nomograms are currently in use by physicians for similar purposes.
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

We believe our primary competition in MIBC is Natera, Inc. For future indications we choose to serve, competition may come from numerous other companies in the space, including but not limited to, Natera, Inc., Guardant Health, Inc., Personalis, Inc., NeoGenomics, Inc., Exact Sciences Corporation, Twist Biosciences Corporation, Invitae Corporation, and Myriad Genetics, Inc.
In addition, competitors may develop their own versions of our solutions in countries we may seek to enter where we do not have patents or where our intellectual property rights are not recognized, and compete with us in those countries, including encouraging the use of their solutions by physicians in other countries.
We believe key factors contributing to our success in the market include our Veracyte Diagnostics Platform, scientific and technological excellence, evidence of clinical differentiation, strong KOL support and payer coverage policies for our tests. We believe our strength across these areas form a barrier to entry and a competitive advantage. Our specialist channels and relationships allow us to enter the cancer care continuum at the beginning of a cancer patient’s journey, which positions us to more easily move down through that journey from diagnosis through treatment and monitoring. However, our competitive landscape may change over time as new competitors enter the market. As we add new tests and services, we will face many of these same competitive risks for these new tests as well.
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
We hold or in-license registered trademarks in the United States for “Veracyte,” “Afirma,” “Percepta,” “Envisia,” “Prosigna,” “Lymphmark,” “Decipher,” “GRID,” “HalioDx,” “Immunoscore,” “Brightplex,” “Immunosign,” “TMExplore,” and the Veracyte logo. “C2i Genomics,” “C2Inform,” and “C2Intelligence” are trademarks acquired through the C2i acquisition and are pending registration with the USPTO. We also hold registered trademarks in various jurisdictions outside of the United States.
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
Environmental Matters
Our operations require the use of hazardous materials (including biological materials) which subject us to a variety of federal, state and local environmental and safety laws and regulations. Some of these regulations provide for strict liability, holding a party potentially liable without regard to fault or negligence. We could be held liable for damages and fines as a result of our, or others’, business operations should contamination of the environment or individual exposure to hazardous substances occur. We cannot predict how changes in laws or new regulations will affect our business operations, or the cost of compliance. Historically, the cost of compliance for these safety laws and regulations related to the protection of the environment has not materially impacted our operations. There were no material capital expenditures related to environmental compliance in the year ended December 31, 2023. Similarly, we do not anticipate any significant expenditures for the year ending December 31, 2024.

Raw Materials and Suppliers
We procure reagents, equipment, and other materials that we use to perform our tests from sole suppliers. We also purchase components used in our collection kits from sole-source suppliers. Some of these items are unique to these suppliers and vendors. In addition, we utilize external providers to assemble and distribute our sample collection kits. While we have developed alternate sourcing strategies for these materials and vendors where possible, we cannot be certain whether these strategies will be effective, or the alternative sources will be available when we need them. If these suppliers can no longer provide us with the materials we need to perform the tests and for our collection kits, if the materials do not meet our quality specifications or are otherwise unusable, if we cannot obtain acceptable substitute materials, if materials become unavailable, or if we elect to change suppliers, an interruption in test processing could occur, we may not be able to deliver patient reports and we may incur high switching costs. Any such interruption may significantly affect our future revenue, cause us to incur higher costs, and harm our customer relationships and reputation. In addition, in order to mitigate these risks, we maintain inventories of these supplies at higher levels than would be the case if multiple sources of supply were available. If our test volume decreases or we switch suppliers, we may hold excess inventory with expiration dates that occur before use which would adversely affect our losses and cash flow position. As we introduce any new test, we may experience supply issues as we ramp test volume.
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

State Laboratory Licensing

California Laboratory Licensing

In addition to federal certification requirements of laboratories under CLIA, licensure is required and maintained for our South San Francisco and San Diego, California clinical reference laboratories under California law. Such laws establish standards for the day-to-day operation of a clinical reference laboratory, including the training and skills required of personnel and quality control. In addition, California laws mandate proficiency testing, which involves testing of specimens that have been specifically prepared for the laboratory.

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

New York law also mandates proficiency testing for laboratories licensed under New York law, regardless of whether such laboratories are located in New York. If a laboratory is out of compliance with New York statutory or regulatory standards, the New York State Department of Health, or NYSDOH, may suspend, limit, revoke or annul the laboratory's New York license, censure the holder of the license or assess civil money penalties. Statutory or regulatory noncompliance may result in a laboratory's operator being found guilty of a misdemeanor under New York law. NYSDOH also must approve laboratory developed tests before the test is offered in New York; approval has been received for the Afirma GSC, Envisia, Decipher Prostate and Decipher Bladder tests. NYSDOH approval has also been received for Percepta Nasal Swab in support of our clinical trial. Should we be found out of compliance with New York laboratory standards of practice, we could be subject to sanctions, which could harm our business. We maintain a current license in good standing with NYSDOH for our South San Francisco and San Diego, California; and Austin, Texas laboratories. We cannot provide assurance that the NYSDOH will at all times find us to be in compliance with applicable laws.

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

European Union Regulation of Laboratory Testing

Directive 98/79/EC

In the European Union, or EU, IVDs previously were regulated under EU-Directive 98/79/EC, or the IVDD, and corresponding national provisions.

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

Prosigna continues to be marketed in the EU/EEA as a self-declared CE marked device under the IVD Directive (98/79/EC) as regulated under the IVDR transition arrangement defined in EU 2017/746 and amended under EU 2022/112.

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

IVDs with existing valid notified body-issued CE certificates may currently continue to place those devices on the market (if unchanged) until 27 May 2024 or until their certificate expires, whichever occurs first. However, due to the lack of capacity on the part of EU notified regulatory bodies to deal with the volume of IVDs requiring their input, the EU Commission adopted a proposal to amend the transitional provisions of the IVDR. This proposal would extend certain transitional provisions where IVDs can continue to be placed on the market under the IVDD for a certain period of time. The applicable amended transitional periods are based on the risk class of the IVD, with higher risk IVDs needing to be fully compliant with the IVDR in a shorter time period than lower risk IVDs.

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

Privacy and Fraud and Abuse Compliance

Health Insurance Portability and Accountability Act and State Data Privacy Laws

Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, the United States Department of Health and Human Services, or HHS, has issued regulations to protect the privacy and security of protected health information used or disclosed by covered entities, which include health care providers, such as us. HIPAA also regulates standardization of data content, codes and formats used in health care transactions and standardization of identifiers for health plans and providers. In 2009, Congress amended HIPAA through the Health Information Technology for Economic and Clinical Health Act, or HITECH. The implementing regulations of HIPAA, as amended by HITECH, were last modified in

2013 and resulted in significant changes to the privacy, security, breach notification, and enforcement requirements with which we must comply. Among these changes, covered entities are now vicariously liable for violations of HIPAA resulting from acts or omissions of their business associates where the business associate is an agent of the covered entity and was acting within the scope of its agency, regardless of whether the covered entity and business associate entered into a business associate agreement in compliance with HIPAA. Penalties for violations of HIPAA regulations include civil and criminal penalties. Additionally, HHS on January 21, 2021 and November 28, 2022 issued notices of proposed rulemaking that contain proposed modifications to the HIPAA regulations in relation to substance use disorder records as well as efforts to encourage coordination of care for patients. In the event that HHS issues final changes to the HIPAA regulations based on its proposals in the notices of proposed rulemaking, we would be required in the future to comply with the HIPAA regulations as amended.

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

These prohibitions apply regardless of the reasons for the financial relationship and the referral. No finding of intent to violate the Stark Law is required for a violation. In addition, knowing violations of the Stark Law may also serve as the basis for liability under the Federal False Claims Act which prohibits knowingly presenting, or causing to be presented, a false, fictitious, or fraudulent claim for payment to the United States Government.

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

Federal and State Anti-Kickback Laws

The federal Anti-kickback Statute makes it a felony for any person or entity, including a laboratory, to knowingly and willfully offer, pay, solicit or receive remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a federal health care program. A violation of the Anti-kickback Statute may result in imprisonment for up to ten years and criminal fines of up to $100,000. Convictions under the Anti-kickback Statute result in mandatory exclusion from federal health care programs for a minimum of five years. In addition, HHS has the authority to impose civil assessments and fines and to exclude health care providers and others engaged in prohibited activities from Medicare, Medicaid and other federal health care programs. Actions which violate the Anti-kickback Statute can also lead to liability under the Federal False Claims Act, which prohibits, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to the United States Government.

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

In general, in recent years United States Attorneys’ Offices have increased scrutiny of the healthcare industry, as have Congress, the Department of Justice, the HHS-OIG and the Department of Defense. These bodies have all issued subpoenas and other requests for information to conduct investigations of, and commenced civil and criminal litigation against, healthcare companies based on financial arrangements with health care providers, regulatory compliance, product promotional practices and documentation, and coding and billing practices. Whistleblowers have filed numerous qui tam lawsuits against healthcare companies under the federal and state False Claims Acts in recent years, in part because the whistleblower can receive a portion of the government’s recovery under such suits.

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

Finally, under the Protecting Access to Medicare Act of 2014 laboratories are required to report to CMS the private payer payment rates and test volumes paid by private payers based on final payments made during a specific “data collection period.” This data reporting requirement is triennial for most clinical diagnostic laboratory tests (annual for ADLTs), with the first data reporting period occurring in 2017 for final payments made in January through June 2016. The next data reporting period will be in 2024 for final payments made in January through June 2019. When reporting data under PAMA, the President, CEO, or CFO of a reporting entity, or an individual who has been delegated authority to sign for, and who reports directly to, such an officer, must sign the certification statement and be responsible for assuring that the data provided are accurate, complete, and truthful, and meets all the required reporting parameters. Failure to report or misrepresentation or omission in reporting can result in civil penalties of up to $10,000 per day for each violation and other penalties. We believe we are in compliance with the PAMA reporting requirements, but there can be no assurance that our reporting practices will not be scrutinized under the PAMA regulations.

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

In situations involving physicians employed by state-funded institutions or national health care agencies, violation of the local anti-kickback law may also constitute a violation of the United States Foreign Corrupt Practices Act, or FCPA. The FCPA prohibits any United States individual, business entity or employee of a United States business entity to offer or provide, directly or through a third party, including any potential distributors we may rely on in certain markets, anything of value to a foreign government official with corrupt intent to influence an award or continuation of business or to gain an unfair advantage, whether or not such conduct violates local laws. In addition, it is illegal for a company that reports to the SEC to have false or inaccurate books or records or to fail to maintain a system of internal accounting controls. We will also be required to maintain accurate information and control over sales and distributors' activities that may fall within the purview of the FCPA, its books and records provisions and its anti-bribery provisions.

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

Human Capital

Our People. At December 31, 2023, we had 815 employees. While our French employees are represented by both a union and Social and Economic Committee, or CSE, none of our United States employees are the subject of collective bargaining arrangements, and our management considers its relationships with employees to be good.

Diversity, Inclusion, and Belonging. We believe in an inclusive workforce, where people with diverse backgrounds are represented, engaged and empowered to inspire innovative ideas and decisions. Women comprise 56% of our employees and 40% at the Vice President level and above in the United States, as of December 31, 2023. In addition, two of eight members of our board of directors are female as of December 31, 2023. Additionally, as of December 31, 2023, 48% of our United States employees are non-White. We strive to further advance diversity among our employees and believe that the resulting range of employee ideas, experiences and perspectives strengthens our company.

We pride ourselves on our strong culture, which encourages innovation, collaboration, and mutual respect. We were named a Bay Area “Top Workplace” by the Bay Area News Group in 2023, marking the tenth consecutive year we received this distinction. This award is based solely on employee feedback gathered through an anonymous, third-party survey. Additionally in 2023, our San Diego site received its inaugural Best Places to Work in San Diego award by the San Diego Business Journal, in partnership with Workforce Research Group. Our core values across the company are: Patients; Innovation; Results; Collaboration; and Compassion. Individual members of our leadership team have volunteered to sponsor each aspirational value to ensure the values are embedded into our culture.

Corporate and Other information

We were incorporated in Delaware as Calderome, Inc. in August 2006. Calderome operated as an incubator until early 2008. We changed our name to Veracyte, Inc. in March 2008. Our principal executive offices are located at 6000 Shoreline Court, Suite 300, South San Francisco, California 94080, and our telephone number is (650) 243-6300. We completed our initial public offering in October 2013, and our common stock is listed on The Nasdaq Global Market under the symbol “VCYT.”

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
•If we are unable to grow sales of our portfolio of tests or products, or we are unable to launch or commercialize our new tests, our business may suffer.
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
•We rely on sole suppliers for some of the reagents, equipment, and other materials used to perform our tests, as well as certain sole service providers, and we may not be able to find replacements or transition to alternative suppliers or service providers, which may materially impact our ability to generate revenue.
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
•We must successfully integrate acquired businesses to realize the financial goals that we currently anticipate.
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
•If we are unable to protect or successfully defend our intellectual property effectively, our business may be harmed.
•We may be involved in litigation related to intellectual property, which may be time-intensive and costly and may adversely affect our business, operating results or financial condition.

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

We have incurred net losses since our inception. For the year ended December 31, 2023, we had a net loss of $74.4 million and as of December 31, 2023, we had an accumulated deficit of $468.1 million. We expect to incur additional losses in the future as we continue to invest in our business, including increasing adoption of and reimbursement for our molecular diagnostic portfolio of tests, expanding our platform and operations internationally, attracting and retaining team members, developing and enhancing our platform, marketing and sales, and enhancing our infrastructure, and we may never achieve revenue sufficient to offset our expenses. Additionally, ongoing widespread inflationary pressures in the United States and across global economies have resulted in higher costs for our raw materials, non-material costs, labor and other business costs, and significant increases in the future could adversely affect our results of operations. We may never achieve or sustain profitability, and our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

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

If we are unable to grow sales of our portfolio of tests or products, or we are unable to launch or commercialize our new tests, our business may suffer.

Although a number of our tests, such as Prosigna, Envisia, and Decipher Bladder, have not contributed significant revenue to date, we expect them to grow and become an increasingly important component of our portfolio, as well as our results of operations. We plan to introduce new tests going forward as well, including in MRD as a result of our acquisition of C2i. There can be no assurance that we will be successful in our launch or commercialization of new tests, nor that physicians will request our new tests be performed in sufficient volumes for our revenue to meet our projections. Additionally, we anticipate expanding the reach of our tests to international markets; if our products are not widely adopted internationally, our business and results of operations may be adversely affected.

We depend on a few payers for a significant portion of our revenue; if one or more significant payers stops providing reimbursement or decreases the amount of reimbursement for our tests, our revenue could decline.

Federal Medicare funding and state budgets are limited and have been placed under tremendous strain in recent years, which is likely to be further exacerbated as a result of macroeconomic uncertainty. Such budgetary pressures may force Medicare or state agencies to reduce payment rates or change coverage policies. If there is a decrease in Medicare or other payers’ payment rates for our tests, our revenue from Medicare and such payers will decrease and the payment rates for some of our commercial payers may also decrease if they tie their allowable rates to the Medicare rates. These changes could have an adverse effect on our business, financial condition and results of operations.

Revenue for tests performed on patients covered by Medicare and UnitedHealthcare Group was 31% and 10%, respectively, of our total company revenue for the years ended December 31, 2023 and 2022. The percentage of our revenue derived from significant payers is expected to fluctuate from period to period as our revenue fluctuates, as additional payers provide reimbursement for our tests or if one or more payers were to stop reimbursing for our tests or change their reimbursed amounts.

Effective January 2012, Palmetto GBA, the regional Medicare Administrative Contractor, or MAC, that handled claims processing for Medicare services over our jurisdiction at that time, issued coverage and payment determinations for our Afirma Classifiers now covered by Noridian Healthcare Solutions, the current MAC for our jurisdiction, through the MolDX program, administered by Palmetto GBA, under a Local Coverage Determination, or LCD. In August 2023, a new Proposed LCD was issued for “Molecular Testing for Risk Stratification of Thyroid Nodules” through the MolDX program. We believe that this Proposed LCD would, if finalized, cover the Afirma classifier. There is no guarantee that this Proposed LCD will be finalized, or that the coverage criteria for the Afirma classifier under this Proposed LCD, if finalized, would be as advantageous as under the current LCD. Modifications to the current Medicare coverage of the Afirma classifier could have an adverse effect on our business, financial condition and results of operations.

On March 1, 2015, CPT code 81545 for the Afirma GEC was issued. On January 1, 2018, the Medicare Clinical Laboratory Fee Schedule payment rate for the Afirma classifier increased from $3,220 to $3,600. This rate is based on the volume-weighted median of private payer payment rates made between January 1 and June 30, 2016, which we reported to the Centers for Medicare & Medicaid Services in 2017 as required under the Protecting Access to Medicare Act of 2014, or PAMA. In December 2019, through the Further Consolidated Appropriations Act of 2020, Congress delayed the next data reporting period from 2020 to 2021 for final payments made between January 1 and June 30, 2019, extending the applicability of the payment rates based on 2017 reporting by one year through December 31, 2021. In March 2020, through the CARES Act, Congress further delayed the next reporting period to 2022 for final payments made between January 1 and June 30, 2019, extending the applicability for the payment rates based on 2017 reporting through December 31, 2022. In December 2021, through the Protecting Medicare and American Farmers from Sequester Cuts Act, Congress further delayed the next reporting period to 2023. In December 2022, through the Consolidated Appropriations Act of 2023, Congress further delayed the next reporting period to 2024. In November 2023, through the Further Continuing Appropriations and Other Extensions Act of 2024, Congress further delayed the next reporting period to 2025. The applicability of the payment rates based on 2017 reporting thus now extend through December 31, 2025. As a result of the transition from Afirma GEC to Afirma GSC, a new CPT Category I code (81546) was established for the Afirma classifier, effective January 1, 2021. This code went through the national payment determination process for Medicare in 2020, through which the Centers for Medicare & Medicaid Services, or CMS, priced 81546 at the same rate of $3,600 as 81545. Since the Afirma GSC CPT code 81546 was newly issued in 2021, the first PAMA data reporting period for 81546 under the current triennial data reporting process is expected to be January 2028 through March 2028, resulting in a new potential reimbursement rate effective January 1, 2029. There is no guarantee that the Afirma GSC Medicare rate will not be negatively impacted in future PAMA reporting cycles based on the reported weighted median of private commercial payers.

Decipher Prostate Biopsy and Decipher Prostate RP are currently reimbursed by Medicare pursuant to LCDs issued by Palmetto GBA and adopted by Noridian Healthcare Solutions, each acting as a MAC, as well as by a number of commercial payers. However, there are many commercial payers who currently do not provide reimbursement for our prostate genomic tests, or provide only limited reimbursement, and we have contracts for reimbursement with only a limited number of commercial payers for our prostate tests. In August 2023, a new Proposed LCD was issued for “Gene Expression Profile Tests for Decision-Making in Castration Resistant and Metastatic Prostate Cancers” through the MolDX program. We believe that this Proposed LCD, if finalized, would broaden our Decipher Prostate coverage for Castration Resistant and Metastatic prostate cancer patients. There is no guarantee that this Proposed LCD will be finalized, or that the coverage criteria for the Decipher Prostate tests classifier under this Proposed LCD, if finalized, would be as advantageous as under the current LCD. Modifications to the current Medicare coverage of the Decipher Prostate tests could have an adverse effect on our business, financial condition and results of operations.

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

We submit claims to Medicare for Decipher Prostate Biopsy and Decipher Prostate RP using CPT code 81542. CMS assigned 81542 to the gapfilling process in 2020, under which the individual MACs set the payment rate for the test based on the following four factors: (1) charges for the test and routine discounts to charges; (2) resources required to perform the test; (3) payment amounts determined by other payers; and (4) charges, payment amounts, and resources required for other tests that may be comparable or otherwise relevant. 81542 has been priced at $3,873 since January 1, 2021, based on CMS’ revision of the median of payment rates set by the MACs through the gapfilling process. Since the CPT code was issued in 2020, we expect the next PAMA reporting period to take place between January 2028 and March 2028, resulting in a potential new reimbursement rate effective January 1, 2029. There can be no assurance that the Medicare payment rates for Decipher Prostate Biopsy and Decipher Prostate RP will not decrease during a future reporting cycle under PAMA.

An LCD was issued for Prosigna by Palmetto GBA in August 2015, which has been in effect since October 1, 2015. There can be no assurance that the Prosigna payment rate will not decrease during subsequent reporting cycles under PAMA.

An LCD was issued by Noridian Healthcare Solutions to provide Medicare coverage for the Envisia Genomic Classifier on April 11, 2019.

We submit claims to Medicare for Envisia using CPT code 81554, which became effective January 1, 2021. We applied for New ADLT designation for Envisia, and the test was approved as a New ADLT on September 17, 2020. Effective October 1, 2020 through June 30, 2021, the Medicare payment rate for Envisia was set at $5,500, the actual list charge as defined under the ADLT regulations for the test. Veracyte reported private payer rates for Envisia in March 2021, reflecting final payments between October 1, 2020 and February 28, 2021. The volume-weighted median of these reported rates, which was $5,500, set the payment rate for Envisia from July 1, 2021 through December 31, 2022, after which Envisia will be priced based on private payer rates collected and reported annually. Effective January 1, 2024, the Medicare payment rate for 81554 is $5,500. There can be no assurance that the Medicare payment rate for Envisia will not be reduced when it is set based on the volume-weighted median of private payer rates. Current ADLT PAMA regulations require us to report these private payer rates for Envisia, 81554, annually.

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

We are an out-of-network provider with some commercial payers in the United States and thus, we do not have control over rates or terms of reimbursement. Without contracted rates for reimbursement, our claims are often denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive and may not result in payment. In cases where we are out-of-network, there is typically a greater patient cost-share responsibility which may result in further delays and/or decreased likelihood of collection. Payers may attempt to recoup prior payments after review, sometimes after significant time has passed, which would impact future revenue.

We expect to continue to focus substantial resources on increasing adoption, coverage and reimbursement for the Afirma, Decipher Prostate, Prosigna, Envisia and Decipher Bladder, as well as any other future tests we may develop. We believe it will take several years to achieve coverage and contracted reimbursement with a majority of third-party payers across our entire portfolio of tests. We cannot predict whether, under what circumstances, or at what payment levels payers will reimburse for our tests. Also, payer consolidation is underway and creates uncertainty as to whether coverage and contracts with existing payers will remain in effect. Finally, if there is a decrease in the Medicare payment rates for our tests, the payment rates for some of our commercial payers may also decrease if they tie their allowable rates to the Medicare rates. Reductions in private payer amounts could decrease the Medicare payment rates for our tests under PAMA. Our failure to establish broad adoption of and reimbursement for our tests, or our inability to maintain existing reimbursement from payers, will negatively impact our ability to generate revenue and achieve profitability, as well as our future prospects and our business.

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

The strength of the clinical data supporting the use of the Decipher Prostate Biopsy and Decipher Prostate RP tests have led to the tests’ inclusion in national guidelines. For example, Decipher received a “Level 1” evidence designation in the 2023 NCCN Guidelines for prostate cancer.

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

Some patients may decide not to use our tests because of price, all or part of which may be payable directly by the patient if the patient’s insurer denies reimbursement in full or in part. There is a growing trend among insurers to shift more of the cost of healthcare to patients in the form of higher co-payments or premiums, and this trend is accelerating which puts patients in the position of having to pay more for our tests. In addition, rising interest rates and ongoing inflation in the United States and globally may put further pressure on insurers and other providers to raise prices or reduce reimbursement, increasing the cost to the patient. We expect to continue to see pressure from payers to limit the utilization of tests, generally, and we believe more payers are deploying costs containment tactics, such as pre-authorization and employing laboratory benefit managers to reduce utilization rates. Implementation of provisions of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively the ACA, has also resulted in increases in premiums and reductions in coverage for some patients. These events may result in patients delaying or forgoing medical checkups or treatment due to their inability to pay for our tests, which could have an adverse effect on our revenue.

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

Our quarterly financial and operating results depend on sales of our products in the markets we operate and are sensitive to a number of factors, including patient and clinician demand, market conditions in the U.S. and globally, and the prevalence of the indications we seek to address. In addition, we cannot be sure that we will be able to successfully complete development of or commercialize any of our planned future products, or that they will prove to be capable of reliably being used. Before we can successfully develop and commercialize any of our currently planned or other new diagnostic solutions, we will need to:

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

Few research and development projects result in commercial products, and success in early clinical studies often is not replicated in later studies. At any point, we may abandon development of new diagnostic tests, or we may be required to expend considerable resources repeating clinical studies, which would adversely impact the timing for generating potential revenue from those new diagnostic tests. In addition, as we develop diagnostic tests, we will have to make additional investments in our laboratory operations as well as sales and marketing operations, which may be prematurely or unnecessarily incurred if the commercial launch of a test is abandoned or delayed. If a clinical validation study fails to demonstrate the prospectively defined endpoints of the study, we would likely abandon the development of the test or test feature that was the subject of the clinical study, which could harm our business. If a clinical utility study fails to demonstrate the value of a particular test, we may choose not to commercialize, or we may not be able to obtain reimbursement for, the test.

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

As an element of our growth strategy, we have, from time to time, pursued opportunities to license assets or purchase companies or assets that we believe would complement our current business or help us expand into new markets. For example, we recently acquired C2i. We may pursue additional acquisitions of complementary businesses or assets as part of our business strategy. There can be no assurance that we will successfully integrate the assets acquired from such acquisitions into our existing business. This and any future acquisitions made by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Integration of acquired companies or businesses we may acquire in the future also may require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, joint venture or investment.

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

Our strategy to expand into international markets depends on our ability to successfully adapt our menu of diagnostic tests on multiple in vitro diagnostic, or IVD, platforms, and secure necessary regulatory approvals. Currently, the Prosigna breast cancer assay is the only commercially-available test on the nCounter Analysis System platform. If we are not able to adapt our current or future tests to be performed on other IVD platforms or if our tests fail to be competitive against competing products in international markets, our prospects for growth could suffer. In addition, to the extent international markets have existing practices and standards of care that are different than those in the United States, we may face challenges with the adoption of our tests in international markets. For commercialization of our tests on other IVD platforms, we will be dependent on third parties for the supply, support and clinical registration of their platforms.

The revenue that we are expecting in our biopharma and other services business may not transpire.

In 2023, we experienced significant declines in biopharma and other services revenue as a result of reductions in customer projects, extended sales cycles and overall spending constraints across the industry. Despite this, we continue to offer our biopharma services offerings to pharmaceutical partners with services such as clinically relevant biomarker identification, patient stratification for clinical trials, and development of companion diagnostics. The success of our biopharma services business depends in part on our ability to identify and successfully negotiate with appropriate pharma partners. We cannot guarantee that we will be successful in the identification of appropriate pharma partners or the successful and timely negotiation with such partners, or that existing partners will not terminate their agreements with us.

We rely on sole suppliers for some of the reagents, equipment and other materials used to perform our tests, as well as certain sole service providers, and we may not be able to find replacements or transition to alternative suppliers or service providers, which may materially impact our ability to generate revenue.

We rely on sole suppliers for critical supply of reagents, equipment and other materials and services that we use to perform our tests, to access the nCounter Analysis System for diagnostic use and for components related to the Prosigna test kits sold to customers. We also purchase components used in our sample collection kits from sole-source suppliers. Some of these items are unique to these suppliers and vendors and their inability to provide us with reagents that perform to specifications, could negatively impact our ability to provide timely response and reports to our customers and, as a result, may materially impact our ability to generate revenue.

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

We rely on NanoString for the supply of the nCounter Analysis System for diagnostic use, components and raw materials for the Prosigna Test Kits and, service of the nCounter Analysis System. We have largely completed the transition of the manufacture of the test kits for the nCounter from NanoString to our facility in Marseille, France. In February 2024, NanoString filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court in Delaware, which may negatively affect NanoString’s ability to satisfy its supply, service, and license obligations and potentially harm our business or ability to generate revenue.

We rely on sole service providers for certain services such as cytopathology professional diagnoses on thyroid fine needle aspiration. If any of these service providers were unable to provide the quality or quantity of services that we require, or if we were unable to agree on commercial terms and our relationships with such service providers were to terminate, our business could be harmed until we were able to secure the services of another provider.

While we have developed alternate sourcing strategies for many materials, vendors and service providers, we cannot be certain whether these strategies will be effective or the alternative sources will be available when we need them. Moreover, the supply of key reagents and testing materials has been severely challenged by macroeconomic trends. Periodically we experience supply chain disruptions, although, to date, this has not resulted in delays in our ability to timely return test results. Any such interruption may significantly affect our future revenue, cause us to incur higher costs, and harm our customer relationships and reputation. In addition, in order to mitigate these risks, we maintain inventories of these supplies at higher levels than would be the case if multiple sources of supplies were available. If our total test volume decreases or we switch suppliers, we may hold excess supplies with expiration dates that occur before use which would adversely affect our losses and cash flow position. As we introduce any new test, we may experience supply issues as we ramp test volume.

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

As demand for our tests, services and products grow, we will need to continue to scale our capacity and processing technology, expand customer service, billing and systems processes, enhance our internal quality assurance program and expand our manufacturing capacity. We will also need additional certified laboratory scientists as well as other scientific and technical personnel to process higher volumes. We cannot assure that any increases in scale, related improvements, supply of reagents to perform testing, and quality assurance measures will be successfully implemented or that appropriate personnel will be available and able to be hired. Failure to implement necessary procedures, transition to new processes or hire the necessary personnel could result in higher costs of processing tests, quality control issues or inability to meet demand. There can be no assurance that we will be able to perform our testing or fulfill our product, testing, or service commitments on a timely basis at a level consistent with demand, or that our efforts to scale our operations will not negatively affect the quality of test results. If we encounter difficulty meeting market demand or quality standards, our reputation could be harmed and our future prospects and our business could suffer.

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

In addition to the ACA, various healthcare reform proposals have also periodically emerged from federal and state governments. For example, in February 2012, Congress passed the Middle Class Tax Relief and Job Creation Act of 2012, which in part reset the clinical laboratory payment rates on the Medicare Clinical Laboratory Fee Schedule, or CLFS, by 2% in 2013. In addition, under the Budget Control Act of 2011, which is effective for dates of service on or after April 1, 2013, Medicare payments, including payments to clinical laboratories, became subject to a reduction of 2% due to the automatic expense reductions (sequester). In March 2020, Congress passed the CARES Act, which suspended the 2% reduction in Medicare fee-for-service payments from May 1, 2020 through December 31, 2020. To account for this temporary suspension, the legislation also extends the effect of sequestration by a year (now through fiscal year 2031). Reductions resulting from the Congressional sequester are applied to total claims payment made; however, they do not currently result in a rebasing of the negotiated or established Medicare or Medicaid reimbursement rates. In December 2020, Congress passed the Consolidated Appropriations Act of 2021, or CAA, which extended the suspension through March 31, 2021. Legislation enacted April 14, 2021 further extended the suspension through December 31, 2021. The Protecting Medicare and American Farmers from Sequester Cuts Act, enacted on December 10, 2021, extends the suspension through March 31, 2022, after which a 1.0% sequestration would apply for Medicare payments made between April 1, 2022 and June 30, 2022. The legislation also applies a 2.25% sequestration to Medicare payments made during the first six months of fiscal year 2030, and a 3% reduction to payments made during the last six months of fiscal year 2030.

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

PAMA includes a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenue from payments made under the CLFS and the Physician Fee Schedule would report on a triennial basis (or annually for ADLTs), private payer rates and volumes for their tests with specific CPT codes based on final payments made during a set data collection period (the first of which was January 1 through June 30, 2016). We believe that PAMA and its implementing regulations are generally favorable to us. We reported to CMS the data required under PAMA before the March 31, 2017 deadline. The new payment rate for the Afirma genomic classifier based on the volume-weighted median of private payer rates took effect January 1, 2018, increasing from $3,220 to $3,600 through December 31, 2020. In December 2019, through the Further Consolidated Appropriations Act of 2020, Congress delayed the next data reporting period from 2020 to 2021 for final payments made between January 1 and June 30, 2019, extending the applicability of the current rate for Afirma through December 31, 2021. In March 2020, through the CARES Act, Congress further delayed the next reporting period to 2022 for final payments made between January 1 and June 30, 2019, extending the applicability of the payment rates based on 2017 reporting through December 31, 2022. In December 2021, through the Protecting Medicare and American Farmers from Sequester Cuts Act, Congress further delayed the next reporting period to 2023. In December 2022, through the Consolidated Appropriations Act of 2023, Congress further delayed the next reporting period to 2024. In November 2023, through the Further Continuing Appropriations and Other Extensions Act of 2024, Congress further delayed the next reporting period to 2025. There can be no assurance that the payment rate for Afirma or Prosigna will not decrease in the future or that the payment rates for Decipher Prostate Biopsy, Decipher Prostate RP or Decipher Bladder will not be adversely affected by the PAMA law and regulations.

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

Clinical laboratory tests have long been subject to comprehensive regulations under CLIA, as well as by applicable state laws. Most clinical diagnostic tests developed and run within a single CLIA-certified clinical laboratory (known as laboratory developed tests or LDTs), are not currently subject to regulation under the FDA's enforcement discretion policy concerning LDTs. While the FDA has maintained its authority to regulate LDTs, it has generally exercised enforcement discretion not to enforce the premarket review, quality system/current Good Manufacturing Practices regulations, and other applicable medical device requirements against most LDT developers and users. Certain reagents, instruments, software or components manufactured and sold by third parties and used by their customers to manufacture or perform diagnostic tests may be subject to regulation under certain circumstances. We believe that the Afirma, Decipher Prostate Biopsy, Decipher Prostate RP, Envisia, and Decipher Bladder classifiers, have been developed and are performed in a manner consistent with the FDA’s enforcement discretion policy concerning LDTs.

On October 3, 2023, the FDA issued a notice proposing to amend its regulations to make explicit that IVDs are medical devices under the Federal Food, Drug, and Cosmetic Act, or the FDC Act, including when the manufacturer of the IVD is a laboratory. In conjunction with this proposed amendment, the FDA proposed to phase out its general enforcement discretion approach for LDTs so that IVDs manufactured by a laboratory would generally fall under the same enforcement approach as other IVDs. If the proposed rule is finalized as it is currently drafted, the FDA will gradually end its general enforcement discretion approach in five stages over a four-year period. Each stage of the proposed phaseout period would subject LDTs to a set of regulatory requirements. For example, the first stage of the phaseout would require LDT developers to comply with medical device reporting requirements and correction and removal reporting requirements within one year after the FDA publishes the final rule. LDTs that are considered higher risk IVDs would be subject to premarket review requirements within three and a half years, and LDTs that are considered moderate or low risk IVDs would be subject to premarket submission requirements within four years after the FDA publishes the final rule. While the enforcement policy is phased out, the FDA could still decide to pursue enforcement action at any time against LDTs that it deems to be violative of its regulations when appropriate. We cannot predict when, or if, the proposed rule will be finalized and, if it is, whether any substantial changes will be made to the rule.

If the FDA were to determine that Afirma, Decipher Prostate Biopsy, Decipher Prostate RP, Envisia and Decipher Bladder classifiers are not within the scope of the FDA's enforcement discretion policy for LDTs for any reason, including new rules, regulations, policies or guidance, or due to changes in statute, our tests may become subject to extensive FDA requirements, or our business may otherwise be adversely affected. If the FDA were to disagree with our LDT status or modify its approach to regulating LDTs as currently proposed or otherwise, we could experience reduced revenue or increased costs, which could adversely affect our business, prospects, results of operations and financial condition.

In March 2017, a draft bill on the regulation of LDTs, entitled "The Diagnostics Accuracy and Innovation Act", or DAIA, was released for discussion. In December 2018, the sponsors of DAIA released a new version of the legislation called the “Verifying Accurate, Leading-edge IVCT Development Act", or VALID Act. The VALID Act proposes a risk-based approach to regulate LDTs and creates a new in vitro clinical test category, which includes LDTs, and a new regulatory structure under the FDA. Similar versions of the VALID Act have since been introduced. The most recent version was introduced in the House of Representatives in March 2023. As proposed, the bill would create a precertification program for lower risk tests not otherwise required to go through premarket review. It would grandfather certain existing tests from some requirements but would allow the FDA to subject otherwise grandfathered tests to premarket review under certain conditions. Similarly, the Verified Innovative Testing in American Laboratories, or VITAL Act, was introduced in December 2020 and re-introduced in May 2021. In contrast with the VALID Act, the VITAL Act would prevent the FDA from regulating LDTs and would instead assign regulatory authority over LDTs entirely to CMS. We cannot predict whether either of these or other draft bills governing LDTs will become legislation and cannot quantify the effect of such draft bills on our business.

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

If the FDA or foreign authorities were to require us to seek clearance, approval or certification for our existing tests that are not currently cleared, approved, or certified or any of our future products for clinical use, we may not be able to obtain such clearances, approvals or certifications on a timely basis, or at all. While it is possible that our Afirma, Decipher Prostate Biopsy, Decipher Prostate RP, Envisia, and Decipher Bladder classifiers, would be “grandfathered” and therefore exempted from some new regulatory requirements, the FDA’s proposed rule does not include a grandfathering approach. There can be no assurance of what the FDA might ultimately require if it finalizes the proposed rule, issues a revised rule, or if legislative reforms are enacted. If premarket reviews or certifications are required, our business could be negatively impacted if we are required to stop selling our products pending their clearance, approval or certification. In addition, the launch of any new products that we develop or modifications we make to existing products could be delayed by the implementation of future FDA or foreign regulations. The cost of complying with premarket review or certification requirements, including obtaining clinical data, could be significant. In addition, any future regulation by the FDA or foreign authorities could subject our business to further regulatory risks and costs. For example, our sample collection kits are listed as Class I devices with the FDA. If the FDA were to determine that they are not Class I devices or otherwise not exempt from 510(k) clearance requirements, we would be required to file 510(k) premarket notifications and obtain FDA clearance to use the containers, which could be time consuming and expensive.

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

Before we begin to label and market some of our products for use as clinical diagnostics in the United States, unless an exemption applies, we are required to obtain clearance from the FDA by submitting a premarket notification under section 510(k) of the FDC Act or 510(k), or approval from the FDA by submitting a premarket approval, or PMA. Alternatively, we may be able to obtain marketing authorization through a De Novo classification process rather than through a PMA for class I or class II devices if the 510(k) pathway is not available. If the FDA finalizes the proposed rule to regulate LDTs as medical devices as it is currently drafted, we will need to obtain the appropriate marketing clearance, approval, or authorization for each or our tests that are currently offered as LDTs in accordance with the timelines provided in the final rule.

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

Any medical device product for which we obtain marketing authorization, including any tests that are currently offered as LDTs, would be subject to regulatory requirements that would affect how we are able to market and sell the device. The FDC Act and FDA regulations place considerable requirements on medical devices, including, but not limited to, compliance with the quality system regulation, or QSR, establishment registration and product listing with the FDA, and compliance with labeling, marketing, complaint handling, medical device reporting requirements, and reporting certain corrections and removals. If the FDA finalizes its proposed rule to regulate LDTs as medical devices as it is currently drafted, these regulatory requirements will become applicable to our tests that are currently offered as LDTs in stages, including any applicable premarket approval, clearance, or authorization requirements. Obtaining FDA clearance or approval for diagnostics can be expensive and uncertain, generally may take several months to several years, and generally requires detailed and comprehensive scientific and clinical data, as well as compliance with FDA regulations for investigational devices. In addition, we have limited experience in obtaining PMA approval, 510(k) clearance, or De Novo authorization from the FDA and are therefore supplementing our operational capabilities to manage the more complex processes needed to obtain and maintain marketing authorization. Notwithstanding the expense, these efforts may never result in FDA clearance or approval. Even if we were to obtain marketing authorization, it may not be for the uses we believe are important or commercially attractive, in which case we would not market our product for those uses.

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

A mutual recognition agreement, or MRA, aligning IVD regulations between the European Union and Switzerland has officially expired following the In Vitro Diagnostic Medical Devices Regulation’s, or IVDR, May 26, 2022 date of application, impacting certification and authorized representation requirements for manufacturers. The Swiss government has issued its own Ordinance on In Vitro Diagnostic Medical Devices, or IvDO. The Swiss regulation aligns closely with the IVDR in terms of requirements for manufacturers, and follows the IVDR’s transitional timelines regarding compliance deadlines according to IVD risk classifications as well as designations of Swiss Authorized Representatives.

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

We are dependent on third party platform and technology providers to maintain their platforms and technology in accordance with the requirements of applicable regulatory bodies. We cannot assure investors that we will be successful in obtaining or maintaining regulatory clearances, certifications, approvals, or marketing authorizations of our existing or future tests or technology, including nCounter. If we do not obtain or maintain regulatory clearances, certifications, approvals, or marketing authorizations for existing or future diagnostic kit products or technology, or expand future indications for diagnostic purposes, if additional regulatory limitations are placed on our diagnostic kit products or if we fail to successfully commercialize such products, the market potential for our diagnostic kit products would be constrained, and our business and growth prospects related to our IVD strategy would be adversely affected.

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

The IVDR increases the regulatory requirements applicable to in vitro diagnostics in the EU and would require that we re-classify and obtain new certificates of conformity for our existing CE-marked IVD products by May 25, 2022, unless a transitional provision applies to the product. Failure to secure these re-certifications in time will halt our ability to commercialize our products in relevant countries. Currently Prosigna for use on nCounter is our only product that will require recertification. Moreover, complying with the stricter regulatory requirements of the IVDR, including with respect to clinical evaluation requirements, quality systems, and post-market surveillance, may require us to incur significant expenditures. Failure to meet these requirements, or a failure or delay in our ability to recertify Prosigna for use on nCounter could adversely impact our business in the EU and EEA and other regions that tie their product registrations or regulations to the EU requirements.

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

We may also be subject to additional FDA or foreign regulatory authority post-marketing obligations or requirements by the FDA or foreign regulatory authority to change our current product classifications which would impose additional regulatory obligations on us. For example, the FDA has recently finalized a rule to revise the QSR to more closely align with ISO 13485:2016 but that also includes proposed clarifications and additional definitions and requirements. The promotional claims we can make for Prosigna in the United States are limited to the indications for use as cleared by the FDA or outside the United States as authorized or certified by the applicable regulatory authority. If we are not able to maintain regulatory compliance, we may not be permitted to market our medical device products and/or may be subject to enforcement actions by the FDA or other governmental authorities such as the issuance of warning or untitled letters, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution. In addition, we may be subject to similar regulatory regimes of foreign jurisdictions as we continue to commercialize our products in new markets outside of the United States and Europe. Adverse notified body, EU competent authority or the FDA or global regulatory authority action in any of these areas could significantly increase our expenses and limit our revenue and profitability.

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

Our Decipher Prostate test faces competition from Myriad Genetics and MDx Health, which offer genomic testing for prognostic purposes within localized prostate cancer. Additionally, traditional methods used by pathologists and clinicians to estimate risk of disease progression pose competitive threats to our business in addition to new technologies such as AI and digital pathology. In bladder cancer, we are not currently aware of a direct competitor offering genomic testing for prognostic purposes that match the intended use population for the Decipher Bladder test. However, DNA mutational analysis and traditional clinical methods and nomograms are currently in use by physicians for similar purposes.

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

As we expand our portfolio of tests, including into the MRD space, we may also face competition from companies informing treatment decisions such as Personalis, Natera, Guardant Health or Foundation Medicine, Inc. Competition could also emerge using alternative samples, such as blood, urine or sputum.

In general, we also face competition from commercial laboratories, such as Laboratory Corporation of America Holdings, Quest Diagnostics, and Sonic Healthcare USA, with strong infrastructure to support the commercialization of diagnostic services. We face potential competition from companies such as Thermo Fisher Scientific Inc., which has entered the clinical diagnostics market. Other potential competitors include companies that develop diagnostic products, such as Roche Diagnostics, a division of Roche Holding Ltd, Siemens AG and Qiagen N.V., and we also may face competition from competitors of our biopharma services such as Neogenomics, Adaptive Biotechnologies, Tempus and Akoya.

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

From time to time, we expect to estimate and publicly announce the anticipated timing of the accomplishment of various clinical and other product development goals. The actual timing of accomplishment of these targets could vary dramatically compared to our estimates, in some cases for reasons beyond our control. We cannot be certain that we will meet our projected targets and if we do not meet these as publicly announced, the commercialization of our tests may be delayed or may not occur at all and, as a result, our business will suffer and our stock price may decline.

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

We must successfully integrate acquired businesses to realize the financial goals that we currently anticipate.

Risks we face in connection with the integration of C2i and the ongoing integration of HalioDx and Decipher Biosciences include:
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
•The use of innovative technologies we acquire, including AI, presents risk and challenges, including flawed algorithms or insufficient or biased datasets, which could adversely impact the reliability of our data and subject us to delays and competitive harm, regulatory action, or legal liability, as well as brand or reputational harm;
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
•Prior to the acquisitions, none of HalioDx, Decipher Biosciences, or C2i were required to maintain an internal control infrastructure that would meet the standards of a public company, including the requirements of the Sarbanes-Oxley Act of 2002. Over the course of 2021 and 2022, we integrated the operations of HalioDx and Decipher Biosciences into our internal control structure and implemented additional internal controls where needed and, beginning in 2024, we began to integrate similar internal control structures for C2i. As we continue to integrate and improve the operations of HalioDx, Decipher Biosciences, and C2i, we may need to implement additional controls. The costs that we may incur to implement such controls and procedures may be substantial and we could encounter unexpected delays and challenges in this implementation. In addition, we may discover significant deficiencies or material weaknesses in the quality of HalioDx's, Decipher Biosciences', and C2i's respective financial and disclosure controls and procedures;
•We may experience a failure of development activities on behalf of a HalioDx customer where HalioDx bears development risk resulting in a refund of development fees;
•We may fail to successfully manufacture the test kits for the nCounter from our manufacturing facility in Marseille, France, for a variety of reasons, including that we may experience manufacturing irregularities or challenges in connection with the manufacturing transition from NanoString to our Marseille, France facility, such as sole supplier challenges and rolling blackouts due to energy shortages in Europe;
•We may experience disagreements, challenges, strikes, and litigation associated with the French employee work council or French union;
•We may experience disruption in integrating key talent from our C2i acquisition due to the ongoing conflict in the Middle East and the ability to travel in and out of the conflicted area; and
•We may have failed to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring our acquired businesses, which could result in unexpected litigation or regulatory exposure, unfavorable accounting or tax treatment, a diversion of management’s attention and resources, and other adverse effects on our business, financial condition, and operating results.

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

Our business strategy currently includes international presence and expansion in select countries and may include developing and maintaining physician outreach and education capabilities outside of the United States, establishing agreements with laboratories, and expanding our relationships with international payers. In 2021, we acquired HalioDx, an immuno-oncology diagnostics company that is based in Marseille, France, and operates globally. In 2024, we acquired C2i, an oncology diagnostics company based in Tel Aviv, Israel, with global operations. Doing business internationally involves a number of risks, including:

•multiple, conflicting and changing laws and regulations such as tax laws, privacy laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

•difficulties in maintaining the manufacturing output we anticipate at the Marseille, France facility as a result of rolling blackouts due to energy shortages in Europe resulting from the Russian invasion of Ukraine, as well as general impacts of geopolitical conflicts;

•potential disruptions to the development and launch of additional products or services as a result of having technology and research and development operations in Israel, including disruptions related to maintaining key research and development employees in Israel and the potential impact of the conflict in the Middle East on Company personnel who are performing, or on reserve to perform, military services as a result of such conflict;

•failure by us to obtain regulatory approvals, authorizations, or certifications where required for the use of our solutions in various countries;

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

•natural disasters, political and economic instability, including wars, terrorism, political unrest and other regional conflicts, outbreak of disease, including pandemics, boycotts, curtailment of trade and other business restrictions (including as a direct or indirect result of the conflict in Ukraine); and

•regulatory and compliance risks that relate to maintaining accurate information and control over activities that may fall within the purview of the Foreign Corrupt Practices Act of 1977, including both its books and records provisions and its anti-bribery provisions.

Any of these factors could significantly harm our future international expansion and operations and, consequently, our revenue and results of operations.

Our operating results may be adversely affected by unfavorable macroeconomic and market conditions.

Our business or financial results may be adversely impacted by uncertain economic conditions, including: regional conflicts globally, turmoil in the global banking and finance system, adverse changes in interest rates, foreign currency exchange rates, tax laws or tax rates; inflation; a recession; the impact of disease outbreak, including the COVID-19 pandemic and emergence of new variants; contraction in the availability of credit in the marketplace due to legislation or other economic conditions, which may potentially impair our ability to access the capital markets on terms acceptable to us or at all; and the effects of government initiatives to manage economic conditions. Many of the countries in which we operate, including the United States and those in Europe, have experienced and continue to experience uncertain economic conditions, including increased inflation and interest rates, resulting from global as well as local factors. For example, the short and long-term implications of the military conflict between Russia and Ukraine are difficult to predict at this time, including as it relates to our site in Marseille, France. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by the United States and the European Union, and other countries and companies and organizations, could adversely affect the global economy and financial markets and thus could affect our business and results of operations, as well as the price of our common stock and our ability to raise additional capital when needed on acceptable terms. Additionally, financial pressures may cause government or other third-party payers to more aggressively seek cost containment measures in healthcare and other settings. Furthermore, our acquisition of C2i included acquiring assets, including employees, based in Israel, and the impact of the military conflict in the Middle East is difficult to predict at this time. The conflict has the potential to disrupt operations and business continuity, including physical damage or impaired access to Company facilities, offices, or technology and disruptions in access to electricity, gasoline, or water, as well as potential impact on our key employees located in Israel, such as the mobilization of employees who are members of the Israeli military reserves to active duty, disrupted communication with employees and restrictions on movement in areas subject to armed conflict.

Moreover, we cannot predict how future economic conditions will affect our customers, suppliers and distributors and any negative impact on our critical customers, suppliers or distributors may also have an adverse impact on our results of operations or financial condition. A severe or prolonged economic downturn, could result in a variety of risks to our business, including weakened demand for our products and services and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our collaborators, possibly resulting in supply disruption, or cause delays in their payments to us. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Any of the foregoing defects or errors could harm our reputation, decrease market acceptance of our products or services or expose us to product liability claims. A product liability or errors and omissions liability claim could further result in substantial damages and be costly and time-consuming for us to defend. Although we maintain product liability and errors and omissions insurance, we cannot assure that our insurance would fully protect us from the financial impact of defending against these types of claims or any judgments, fines or settlement costs arising out of any such claims. Any product liability or errors and omissions liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could cause injury to our reputation, decrease market acceptance of our products or cause us to recall or suspend sales of our products and solutions. The occurrence of any of these events could have an adverse effect on our business and results of operations.

Issues relating to the use of AI and machine learning in our offerings could adversely affect our business and operating results.

We continue to integrate AI and machine learning into certain of our product offerings. Issues relating to the use of new and evolving technologies such as AI and machine learning may cause us to experience brand or reputational harm, competitive harm, legal liability, and new or enhanced governmental or regulatory scrutiny, and we may incur additional costs to resolve such issues. As with many innovations, AI presents risks and challenges that could undermine or slow its adoption, and therefore harm our business. For example, perceived or actual technical, legal, compliance, privacy, security, ethical or other issues relating to the use of AI may cause public confidence in AI to be undermined, which could slow our customers’ adoption of our products and services that use AI. In addition, litigation or government regulation related to the use of AI may also adversely impact our and others’ abilities to develop and offer products that use AI, as well as increase the cost and complexity of doing so. Developing, testing and deploying AI components in our product offerings may also increase the cost profile of our product offerings due to the nature of the computing costs involved in such AI systems, which could impact our product margin and adversely affect our business and operating results. Further, market demand and acceptance of AI technologies are uncertain, and we may be unsuccessful in our product development efforts.

Our business and the operations of our laboratories are subject to the risk of disruptions caused by pandemics, political events, war, terrorism, earthquakes, fire, power outages, severe weather, floods, and other catastrophic events.

War, terrorism, geopolitical uncertainties, including any developments or consequences of regional conflicts globally or related sanctions, trade restrictions, public health issues, natural disasters and other catastrophic events may cause damage or disruption to the economy and commerce on a global, regional or country-specific basis, and could disrupt supply or delivery of, or demand for, our products. For example, the COVID-19 outbreak and emergence of variants had a negative effect on consumer confidence and spending, and other impacts, which adversely affected our business.

In addition, we perform all of the Afirma and Envisia genomic classifier testing at our laboratory in South San Francisco, California, near major earthquake faults known for seismic activity and in a region affected by wildfires. We perform our urology tests in our laboratory in San Diego, California. Our laboratory in Austin, Texas accepts and stores the majority of our Afirma FNA samples pending transfer to our California laboratory for genomic test processing. Our manufacturing facility in Marseille, France, produces many of our Prosigna tests, as well as products for our IVD manufacturing services, and is subject to the risk of power outages resulting from constrained European energy supply.

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

Our inability to raise additional capital on acceptable terms in the future may limit our ability to develop and commercialize new solutions and technologies and expand our operations, organically or inorganically.

We expect continued capital expenditures and operating losses over the next few years as we expand our infrastructure, commercial operations and research and development activities. We may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third-party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. The trading prices for our common stock and other companies have been highly volatile, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression or other sustained adverse market event could materially and adversely affect our business and the value of our common stock. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to our company.

In 2023, the global banking system experienced turmoil. Our ongoing cash management strategy is to maintain diversity in our deposit accounts across financial institutions, but deposits in these institutions may exceed the amount of insurance provided on such deposits and there can be no assurance that this strategy will be successful. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, then our ability to access our cash and cash equivalents and short-term investments may be threatened, which could have a material adverse effect on our business and financial condition. Moreover, events such as the closure of large financial institutions, in addition to other global macroeconomic conditions, may cause further turbulence and uncertainty in the capital markets.

Security breaches, loss of data and other disruptions to our or our third-party service providers' data systems could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we and our third-party service providers collect and store sensitive data, including legally protected health information, other personally identifiable information, credit card information, intellectual property, and our proprietary business and financial information. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems and cloud-based data center systems. We face a number of risks related to our protection of, and our service providers’ protection of, this critical information, including loss of access, inappropriate disclosure and inappropriate access, as well as risks associated with our ability to identify and audit such events. System failures or outages could compromise our ability to protect sensitive information and prevent business interference, which could harm our ability to conduct business and/or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition.

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

Further, on July 26, 2023, the SEC adopted new cybersecurity disclosure rules for public companies that require disclosure regarding cybersecurity risk management (including the board’s role in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks and processes for assessing, identifying and managing cybersecurity risks) in annual reports on Form 10-K. These new cybersecurity disclosure rules also require the disclosure of material cybersecurity incidents by Form 8-K, within four business days of determining an incident is material. Our failure to comply with these requirements, and disclosures of any cybersecurity incidents pursuant to these requirements, could adversely impact our business, operating results and financial condition.

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

Recent developments in Europe have created compliance uncertainty regarding the processing of personal data from Europe. For example, the GDPR, which became effective in the EU on May 25, 2018, applies to our activities conducted from an establishment in the EU or related to products and services that we offer to EU users. The GDPR imposed new compliance obligations applicable to our business, including accountability obligations requiring data controllers and processors to maintain a record of their data processing and implement policies as part of its mandated privacy governance framework. It also requires data controllers to be transparent and to disclose to data subjects how their personal data is to be used, protected, and shared; imposes limitations on retention of personal data; introduces mandatory data breach notification requirements; and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. Continued compliance with these obligations could cause us to change our business practices, and we risk financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements). In addition, the GDPR prohibits the transfer of personal data from the EEA to other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws unless a data-protective transfer mechanism has been put in place. On July 16, 2020, the Court of Justice of the European Union, or CJEU, issued a decision undermining the validity of the data-protective transfer mechanisms previously relied on, creating widespread uncertainty about compliance with the GDPR rules on data transfers to non-“adequate” jurisdictions which, at that time, included the United States. The EU Commission announced July 2023 that it had adopted a new adequacy decision with respect to the United States under a new regulatory structure known as the EU-US Data Privacy Framework. Although the EU-US Data Privacy Framework potentially provides additional regulatory certainty regarding data transfers from the EU to the US, it is widely expected that the new data transfer framework may be challenged before the CJEU, and in addition, the EU-US Data Privacy Framework is not automatically available to all companies but requires a company to meet certain jurisdictional and procedural requirements in order to get the benefit of utilizing such framework as a data-protective transfer mechanism.

Additionally, while the CJEU generally confirmed the validity of the European Commission-approved “Standard Contractual Clauses”, or SCCs, as a personal data-protective transfer mechanism, it made clear that reliance on the SCCs alone may not necessarily be sufficient in all circumstances. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. In response to the CJEU decision, the European Commission has published revised SCCs; existing SCC arrangements were required to be migrated to the revised SCCs by December 27, 2022. We were required to implement the revised SCCs, in relation to relevant existing contracts and certain additional contracts and arrangements, by that date. In addition, the revised SCCs are not to be relied on for data transfers to non-EEA entities subject to the GDPR, and we are waiting for further guidance on valid mechanisms for data transfers from the EEA to such entities.

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

The CCPA established individual privacy rights for California consumers and places increased privacy and data security obligations on entities handling personal information of consumers or households. The CCPA was amended several times after its enactment, most recently by the California Privacy Rights Act, or the CPRA, which, as of its effective date of January 1, 2023, gives California residents expanded privacy rights, including the right to opt out of certain personal information sharing, the use of “sensitive personal information,” and the use of personal information for automated decision-making or targeted advertising. The CCPA and CPRA provide for civil penalties and a private right of action for data breaches that are expected to increase data breach litigation. The CCPA and CPRA may increase our compliance costs and potential liability. Following the lead of California, several other states, including Colorado, Utah, Virginia and Connecticut have each enacted laws similar to the CCPA/CPRA and Oregon, Texas, Florida, Montana and Washington each have laws that will come into effect in 2024 that include obligations on privacy, data protection and use of personal data. The multiple layers of privacy law within the United States could increase our potential liability, increase our compliance costs, and adversely affect our business.

Other countries outside of the United States and Europe have enacted or are considering enacting international data transfer restrictions and laws requiring local data residency and restricting international data transfer, which could increase the cost and complexity of delivering our services and operating our business. For example, Brazil's General Data Protection Law (as amended by Law No. 13,853/2019) contains restrictions on international transfer and heightened requirements on data concerning health, genetic and biometric data. China’s Personal Information Protection Law (effective November 2021), together with the Cyberspace Administration of China’s Measures on Security Assessment on Cross-border Data Transfer, broadly regulate the processing and international transfer of personal information and impose compliance obligations and penalties comparable to those of the GDPR.

Furthermore, our acquisition of C2i included acquiring personal data that may originate from, be processed in, or be transferred to and from, Israel, the EU and other jurisdictions. Our ability to process, use and transfer such personal data may be subject to Israel’s privacy and data protection laws including but not limited to Basic Law: Human Dignity and Liberty,

5752 -1992; the Protection of Privacy Law, 5741-1981 and the regulations promulgated thereunder, or the PPL, and the guidelines of the Israel Privacy Authority. Personal data acquired through the C2i acquisition may be subject to third-party contractual restrictions, as well as privacy and data protection laws in additional jurisdictions. The additional layers of privacy laws in Israel, additional jurisdictions, and contractual requirements increases the complexity of our global data privacy and data protection compliance obligations and risks. This could increase our potential liability, compliance costs, and may adversely affect our business operations.

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

If we are unable to protect or successfully defend our intellectual property effectively, our business may be harmed.

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

It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. We may not be successful in defending any challenges made against our patents or patent applications. Any successful third-party challenge to our patents may result in the unenforceability or invalidity of such patents and increased competition to our business. The outcome of patent litigation can be uncertain and any attempts by us to enforce our patent rights against others may not be successful, or, if successful, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business.

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

In particular, the patent positions of companies engaged in the development and commercialization of genomic diagnostic tests may be particularly uncertain. Various courts, including the U.S. Supreme Court, have rendered decisions that affect the scope of patentability of certain inventions or discoveries relating to certain diagnostic tests and related methods. These decisions state, among other things, that patent claims that recite laws of nature (for example, the relationship between blood levels of certain metabolites and the likelihood that a dosage of a specific drug will be ineffective or cause harm) are not themselves patentable. What constitutes a law of nature is uncertain, and it is possible that certain aspects of genomic diagnostics tests would be considered natural laws. Accordingly, the evolving case law in the United States may adversely affect our ability to obtain patents and may facilitate third-party challenges to any owned and licensed patents.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and we may encounter difficulties protecting and defending such rights in foreign jurisdictions. The legal systems of many other countries do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology, which may make it difficult for us to stop the infringement of our patents in such countries. Proceedings to enforce our patent rights in foreign jurisdictions may result in substantial cost and divert our efforts and attention from other aspects of our business.

Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. We may not develop additional proprietary products, methods and technologies that are patentable.

In addition to pursuing patents on our technology, we take steps to protect our intellectual property and proprietary technology by entering into agreements, including confidentiality agreements, non-disclosure agreements, and intellectual property assignment agreements, with our employees, consultants, academic institutions, corporate partners, and, when needed, our advisors. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure. If we are required to assert our rights against such party, it may result in significant cost and distraction.

Monitoring unauthorized disclosure may be difficult, and we may not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to enforce a claim that a third-party had illegally obtained and was using our trade secrets, it may be expensive and time-consuming, and the outcome may be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets.

We may also be subject to claims that our employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers, or to claims that we have improperly used or obtained such trade secrets. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights and face increased competition to our business. A loss of key research personnel work product may hamper or prevent our ability to commercialize potential products, which could harm our business. Even if we are successful in defending against these claims, litigation may result in substantial costs and be a distraction to management.

Further, competitors may attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology, or develop their own competitive technologies that fall outside of our intellectual property rights. Others may independently develop similar or alternative products and technologies or replicate any of our products and technologies. If our intellectual property does not adequately protect us against competitors’ products and methods, our competitive position could be adversely affected, as could our business.

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

To the extent our intellectual property offers inadequate protection, or is found to be invalid or unenforceable, we would be exposed to a greater risk of direct competition. If our intellectual property does not provide adequate coverage of our competitors’ products, our competitive position may be adversely affected, as may our business. Both the patent application process and the process of managing patent disputes can be time consuming and expensive.

We may be involved in litigation related to intellectual property, which may be time-intensive and costly and may adversely affect our business, operating results or financial condition.

There is a substantial amount of intellectual property litigation involving liquid biopsy technologies, including assays for detection or quantification of MRD in patients who have had cancer. We may receive notices of claims of direct or indirect infringement or misappropriation or misuse of other parties’ proprietary rights from time to time. Some of these claims may lead to litigation. We cannot assure that we will prevail in such actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets, infringement by us of third-party patents and trademarks or other rights, or the validity of our patents, trademarks or other rights, will not be asserted or prosecuted against us. We are aware of third-party patents and patent applications with claims related to our products, and there may be other relevant third-party patents or patent applications of which we are not aware. We cannot assure that our products do not, or will not, infringe third-party issued patents.

We might not have been the first to make the inventions covered by each of our pending patent applications, and we might not have been the first to file patent applications for these inventions. To determine the priority of these inventions, we may have to participate in interference proceedings, derivation proceedings, or other post-grant proceedings declared by the U.S. Patent and Trademark Office that could result in substantial cost to us. No assurance can be given that other patent applications will not have priority over our patent applications. In addition, the patent laws of the United States allow for various post-grant opposition proceedings, and their outcome can be difficult to predict. Furthermore, if third parties bring these proceedings against our patents, we may experience significant costs and management distraction.

Litigation may be necessary for us to enforce our patent and proprietary rights or to determine the scope, coverage, and validity of the proprietary rights of others. The outcome of any litigation or other proceeding is inherently uncertain and might not be favorable to us, and we might not be able to obtain licenses to technology that we require on acceptable terms or at all. Further, we may encounter delays in product introductions, or interruptions in product sales, as we develop alternative methods or products. In addition, if we resort to legal proceedings to enforce our intellectual property rights or to determine the validity, scope, and coverage of the intellectual property or other proprietary rights of others, the proceedings may be burdensome and expensive, even if we were to prevail. Any litigation that may be necessary in the future may result in substantial costs and diversion of resources and may have a material adverse effect on our business, operating results or financial condition.

As we move into new markets and applications for our products, incumbent participants in such markets may assert their patents and other proprietary rights against us as a means of slowing our entry into such markets or as a means to extract substantial license and royalty payments from us. Our competitors and others may now and, in the future, have significantly larger and more mature patent portfolios than we currently have. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may provide little or no deterrence or protection. Therefore, our commercial success may depend in part on our non-infringement of the patents or proprietary rights of third parties. Numerous significant intellectual property issues have been litigated, and will likely continue to be litigated, between existing and new participants in our existing and targeted markets, and competitors may assert that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into or growth in those markets. Third parties may assert that we are employing their proprietary technology without authorization. In addition, our competitors and others may have patents or may in the future obtain patents and claim that making, having made, using, selling, offering to sell or importing our products infringes these patents. We may incur substantial costs and divert the attention of our management and technical personnel in defending against any of these claims. Parties making claims against us may be able to obtain injunctive or other relief, which may block our ability to develop, commercialize and sell products, and may result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and ongoing royalties, and obtain one or more licenses from third parties, or be prohibited from selling certain products. We may not be able to obtain these licenses on acceptable terms, if at all. We may incur substantial costs related to royalty payments for licenses obtained from third parties, which may negatively affect our financial results. In addition, we may encounter delays in product introductions while we attempt to develop alternative methods or products to avoid infringing third-party patents or proprietary rights. Defense of any lawsuit or failure to obtain any of these licenses may prevent us from commercializing products, and the prohibition of sale of any of our products may materially affect our business and our ability to gain market acceptance for our products. With respect to trademarks, infringement litigation or threats of infringement litigation may require us to re-brand our product in order to enter into the new mark.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information may be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there may be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it may have a substantial adverse effect on the price of our common stock.

In addition, our agreements with some of our customers, suppliers or other entities with whom we do business require us to defend or indemnify these parties to the extent they become involved in infringement claims, including the types of claims described above. We may also voluntarily agree to defend or indemnify third parties in instances where we are not obligated to do so if we determine it would be important to our business relationships. If we are required or agree to defend or indemnify third parties in connection with any infringement claims, we may incur significant costs and expenses that may adversely affect our business, operating results, or financial condition.

Our ability to use our net operating loss carryforwards may be limited and may result in increased future tax liability to us.

We have incurred net losses since our inception and may never achieve profitability. As of December 31, 2023, we had net operating loss, or NOL, carryforwards of approximately $320.7 million, $77.4 million and $113.6 million available to reduce future taxable income, if any, for federal, California and other state income tax purposes, respectively. The U.S. federal NOL carryforwards will begin to expire in 2035 while for state purposes, the NOL carryforwards begin to expire in 2024. In addition, as of December 31, 2023, we had foreign net operating loss carryforwards of approximately $71.0 million and $53.1 million available to reduce future taxable income, if any, for Canadian and French income tax purposes, respectively. The Canada net operating loss carryforwards will begin to expire in 2034, while for French purposes, the net operating losses will carryforward indefinitely. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Acts, or Tax Act, which was enacted in December 2017, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal controls on an annual basis. If we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. We will need to maintain and enhance the systems, processes and documentation necessary to comply with Section 404 of the Sarbanes-Oxley Act as we grow, and we will require additional management and staff resources to do so. Additionally, even if we conclude our internal controls are effective for a given period, we may in the future identify one or more material weaknesses in our internal controls, in which case our management will be unable to conclude that our internal control over financial reporting is effective. We are also required to include an attestation report from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting annually. Further, our recent acquisition of C2i which was a private company and was not subject to audits of internal controls, require or will require us to incorporate additional controls to such businesses, which may be difficult, costly and time-consuming. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.

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

There is an increasing focus from certain investors, employees, regulators and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance, or ESG, matters. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to corporate responsibility are inadequate. In addition, the corporate responsibility criteria could change, which could result in greater expectations of us and cause us to undertake more costly initiatives to satisfy such new criteria. For example, in 2023, California passed three separate climate bills governing disclosure of climate house gas emissions data, climate-related financial risks, and details around emissions-related claims and carbon offsets. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate and we may be subject to fines from regulatory authorities and may harm our reputation. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies.

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
•the ongoing global macroeconomic impacts of rising interest rates or inflationary pressures;
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
•establish that our board of directors is divided into three classes, with each class serving staggered three-year terms. However, beginning with our annual meeting of stockholders to be held in 2024, our board of directors will be declassified over a three-year period, with each class, beginning with the directors standing for election at the annual meeting of stockholders to be held in 2024, subject to an election for a term of one year expiring at the next succeeding annual meeting of stockholders;
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

Our board of directors recognizes the critical importance of maintaining the trust and confidence of our customers, patients, business partners and employees. Our board of directors is actively involved in oversight of our risk management program, and cybersecurity represents an important component of our overall approach to enterprise risk management, or ERM. Our cybersecurity policies, standards, processes and practices continue to be incorporated into our ERM program and are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

As one of the critical elements of our overall ERM approach, our cybersecurity program is focused on the following key areas:

Governance: As discussed in more detail under the heading “Governance,” the board of directors' oversight of cybersecurity risk management is supported by the Audit Committee of the board of directors, or the Audit Committee, our Chief Information Officer, or CIO, other members of management and relevant management committees as appropriate.

Collaborative Approach: We have implemented a cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

Physical Safeguards: We deploy physical safeguards such as facility access control via keycard access and security cameras. In addition, workstation and device security is controlled with proper logging and identity access controls to protect our physical assets.

Administrative Safeguards: We have implemented policies, security standards and procedures to ensure proper user and protection of our assets.

Education and Awareness: We provide regular, mandatory training for personnel regarding cybersecurity threats to help equip our personnel with tools to address such threats, and to communicate our evolving information security policies, standards, processes and practices.

Incident Response and Recovery Planning: We have established and maintain a cybersecurity incident response plan that addresses our response to a cybersecurity incident.

Third-Party Risk Management: We maintain a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems that could adversely impact our business in the event of a cybersecurity incident.

We engage in the periodic assessment and testing of our policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a range of activities, including audits, assessments, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. We regularly engage third parties to perform assessments on our cybersecurity measures. The results of such assessments, audits and reviews are reported to the Audit Committee and the board of directors, and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

Governance

The board of directors, in coordination with the Audit Committee, oversees our management of risks arising from cybersecurity threats. The board of directors and the Audit Committee each receive presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties. The board of directors and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, the board of directors and the Audit Committee discuss our approach to cybersecurity risk management with the members of management, including the CIO.

The Cybersecurity Executive Leadership Team is composed of the CIO, in coordination with our Chief Executive Officer, or CEO, Chief Financial Officer, or CFO, Chief Compliance Officer and General Counsel, or GC. The team works collaboratively across our company to design and implement programs to protect our information systems from cybersecurity threats and to appropriately respond to any cybersecurity incidents in accordance with our cybersecurity incident response plan. To facilitate the success of our cybersecurity risk management program, multidisciplinary teams throughout our company are engaged to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the CIO and the Cybersecurity Executive Leadership Team monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the Audit Committee when appropriate.

Our CIO brings more than 20 years of information and operational leadership experience in the life sciences and technology industries to his role at Veracyte. He holds a B.B.A. and an M.B.A from the University of San Diego. Our VP, Global IT Operation oversees IT operations for all sites globally, and has more than 20 years’ of experience. He holds a M.S. in Business Technology Management, and a B.S. in Computer Applications and Networks from Coleman University. Our Director of Cybersecurity has over 25 years’ of experience in enhancing digital security and driving technological innovation. He holds a B.Sc. (Honors) in Computer Information Systems from the National University along with several industry related Cybersecurity certifications.

Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not, to date, materially affected us, including our business strategy, results of operations or financial condition. If we were to experience a material cybersecurity incident in the future, such incident may have an adverse effect, including on our business operations, operating results, or financial condition. For more information regarding cybersecurity risks that we face and the related potential impacts on our business, see the risk factor titled “Security breaches, loss of data and other disruptions to our or our third-party service providers' data systems could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.”

ITEM 2.    PROPERTIES

We lease office and laboratory facilities in South San Francisco (approximately 59,000 square feet) and San Diego (approximately 50,900 square feet), California; Austin, Texas (approximately 10,400 square feet); and Marseille, France (approximately 31,400 square feet). We believe our facilities are in good condition and adequate for their current use. We may expand or improve our current facilities or add additional facilities as appropriate to meet the needs of our operations.

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

Holders of Record

As of February 23, 2024, there were 38 holders of record of our common stock. Because many of our shares of common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our commons stock represented by these holders of record.

Dividend Policy

We have never declared or paid dividends on our common stock and do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used for the operation and growth of our business. Any future determination to declare dividends will be subject to the discretion of our board of directors and will depend on various factors, including applicable laws, our results of operations, financial condition, future prospects, and any other factors deemed relevant by our board of directors. In addition, we may also enter into credit agreements or other borrowing arrangements in the future that may restrict our ability to declare or pay dividends on our common stock.

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

Comparison of Cumulative Total Stockholder Return
$400
$300
$200
$100
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Veracyte, Inc.
NASDAQ Global Market Index
NASDAQ Biotechnology Index

	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
Veracyte, Inc.	$100.00	$222.00	$389.00	$328.00	$189.00	$219.00
Nasdaq Global Market Index	$100.00	$135.00	$194.00	$236.00	$158.00	$226.00
Nasdaq Biotechnology Index	$100.00	$125.00	$158.00	$158.00	$142.00	$149.00

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

Overview

We are a global diagnostics company that empowers clinicians with the high-value insights they need to guide and assure patients at pivotal moments in the race to diagnose and treat cancer. Our high-performing tests enable clinicians to make more confident diagnostic, prognostic and treatment decisions, helping patients avoid unnecessary procedures and interventions, and accelerating time to appropriate treatment, thereby improving outcomes for patients all over the world.
We currently offer tests in thyroid cancer (Afirma); prostate cancer (Decipher Prostate); breast cancer (Prosigna); bladder cancer (Decipher Bladder); and interstitial lung diseases (Envisia). Our Percepta Nasal Swab test is being run in our CLIA lab in support of clinical studies and our test for lymphoma is in development as a companion diagnostic.
We serve global markets with two complementary models. In the United States, we offer LDTs through our centralized CLIA certified laboratories in South San Francisco and San Diego, California, supported by our cytopathology expertise in Austin, Texas. Additionally, primarily outside of the United States, we provide tests to patients through distribution to laboratories and hospitals that can perform the tests locally. Today, this includes our Prosigna test, and in the future, we intend to offer the Decipher Prostate and Percepta Nasal Swab tests as IVD tests. We believe our broad menu of advanced diagnostic tests, combined with our ability to deliver them globally, differentiates us in the diagnostics industry.
In February 2024, we acquired C2i, a minimal residual disease, or MRD, detection company, which will expand our role across the patient cancer journey, moving from providing early decision support to following the patient through treatment, where we will be able to help monitor the success of a therapeutic or surgical intervention, and determine the best course of action for each patient.

Macroeconomic Factors

Recent interest rate increases and inflation in the United States and other markets globally, as well as turmoil in the global banking and finance system, have heightened the risk of an economic downturn or recession and volatility and have resulted in recent volatility in the capital or credit markets in the United States and globally. Moreover, the continued fluctuation of the U.S. dollar compared to other currencies, has impacted and may continue to impact our results of operations. We intend to continue to monitor macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions as appropriate. In addition, the regional conflicts like those between Russia and Ukraine have increased the risk of disruptions to energy supplies in Europe, which may impact our ability to manufacture tests or perform services from our facility in Marseille, France, and other conflicts may adversely impact our business and operating results. Finally, the ongoing conflict in the Middle East may disrupt our Israel business operations and employees which we acquired through our acquisition of C2i.

The extent of the macroeconomic factors on our future liquidity and operational performance will depend on certain developments, the impact on our customers' operations; the impact to our sales and renewal cycles; changes in central bank policies and interest rates; rates of inflation; and changes in foreign currency exchange rates. See "Risk Factors" for further discussion.

Factors Affecting Our Performance

Reported Total Test Volume

Our performance depends on the number of tests that we perform and report as completed in our CLIA-certified laboratories and Prosigna tests purchased by our customers. Factors impacting the number of tests that we report as completed include, but are not limited to:

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

Continued Adoption of and Reimbursement for our Products

Revenue growth depends on our ability to secure coverage decisions, achieve broader reimbursement from third-party payers, expand our base of prescribing physicians and increase our penetration in existing accounts. Because some payers consider our products experimental and investigational, we may not receive payment for tests and payments we receive may not be at acceptable levels. We expect our revenue growth to increase if more payers make a positive coverage decision and as payers enter into contracts with us, which should enhance our revenue and cash collections. Our sales teams are aligned under our general manager-based structure to focus on specific products and global markets. If we are unable to expand the base of prescribing physicians and penetration within these accounts at an acceptable rate, or if we are not able to execute our strategy for increasing reimbursement and associated collections, we may not be able to effectively increase our revenue. We expect to continue to see pressure from payers to limit the utilization of tests, generally, and we believe more payers are deploying cost containment tactics, such as pre-authorization, reduction of the payer portion of reimbursement and employing laboratory benefit managers to reduce utilization rates. Revenue growth also depends on our ability to secure reimbursement from government payers at a reimbursement rate that is consistent with past reimbursement rates.

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

Biopharmaceutical and Other Revenue

We enter into arrangements to license or provide access to our assets or services, including clinical services, research and development, contract manufacturing and development, as well as other services. Such arrangements may require us to deliver various rights, data, services, manufactured diagnostic test kits, access and/or testing services to partner biopharmaceutical and other companies. The underlying terms of these arrangements generally provide for consideration paid to us in the form of nonrefundable fees; payments on delivery of data, test results or manufactured products; costs of service plus margin; performance milestone payments; expense reimbursements and possibly royalty and/or other payments. Net sales of data or other services to our customers are recognized in accordance with ASC 606 and are classified under biopharmaceutical and other revenue. Payments received that are not related to sales or services to a customer are recorded as offsets against research and development expense or cost of biopharmaceutical and other revenue in our consolidated statements of operations.

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

Financial Overview

Revenue

Through December 31, 2023, we derived most of our revenue from the sale of Decipher and Afirma tests, delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of cash collection from the third-party payer and individual patients. Third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Year Ended December 31,
	2023	2022	2021
Medicare	31%	31%	30%
UnitedHealthcare	10%	10%	10%
	41%	41%	40%

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

Cost of Biopharmaceutical and Other Revenue

Our cost of biopharmaceutical and other revenue are the costs of performing activities under arrangements that require us to perform research and development, commercialization, contract manufacturing and development, and previously included contract testing services on behalf of a customer. This cost is mainly composed of compensation expense, manufacturing and laboratory supplies and pass-through costs.

Research and Development

Research and development expenses include expenses incurred to collect clinical samples and conduct clinical studies to develop and support our products and pipeline, as well as develop future technology. These expenses consist of compensation expenses, direct research and development expenses such as laboratory supplies and costs associated with setting up and conducting clinical studies at domestic and international sites, professional fees, depreciation and amortization, other miscellaneous expenses and allocation of facility and information technology expenses. We expense all research and development costs in the periods in which they are incurred. We incurred a majority of our research and development expenses in the years ended December 31, 2023 and December 31, 2022 in support of our early-stage products, including Percepta Nasal Swab, as well as the development of new IVD products. Going forward, we expect to incur significant expense as we invest in the development of our innovation engine, early-stage products including our MRD tests, required clinical studies and the development of current tests on multiple IVD platforms.

Selling and Marketing

Selling and marketing expenses consist of compensation expenses, direct marketing expenses, professional fees, other expenses such as travel and communications costs, as well as allocation of facility and information technology expenses. Our sales team of approximately 120 representatives is organized by business unit in the United States, with separate teams calling on thyroid cancer, urologic cancers, and pulmonology physicians. The business units have dedicated marketing support, as well as a marketing operations team that serves the commercial organization broadly. Prosigna sales outside of the United States are led by country managers that call on laboratories and breast cancer oncologists and have dedicated marketing support.

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

Intangible Asset Amortization

Our finite-lived intangible assets, acquired in business combinations, are being amortized over 4 to 15 years, using the straight-line method. Amortization expense is expected to be approximately $13.5 million per year through 2024 and decrease thereafter.

Other Income (Loss), Net

Other income (loss), net consists primarily of interest income from our cash held in interest bearing accounts, realized and unrealized gains and losses on foreign currency transactions, and French research tax credits. The French research tax credits (crédit d’impôt recherche, or CIR) are generated by our wholly owned subsidiary, Veracyte SAS, in connection with its research efforts performed in Marseille, France.

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

Testing Revenue

We recognize revenue from the sale of our tests performed for customers, including patients and institutions, at the time test results are reported to physicians. Most tests requested by customers are sold without a written agreement; however, we determine that an implied contract exists with our customers for whom a physician will order the test. We identify each sale of our test to a customer as a single performance obligation. A stated contract price does not exist and the transaction price for each implied contract with our customer represents variable consideration. We estimate the variable consideration under the portfolio approach and consider the historical reimbursement data from third-party commercial and governmental payers and patients, as well as known or anticipated reimbursement trends not reflected in the historical data. We monitor the estimated amount to be collected in the portfolio at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Both the estimate and any subsequent revision contain uncertainty and require the use of significant judgment in the estimation of the variable consideration and application of the constraint for such variable consideration. We analyze actual cash collections over the expected reimbursement period and compare it with the estimated variable consideration for each portfolio and any difference is recognized as an adjustment to estimated revenue after the expected reimbursement period, subject to assessment of the risk of future revenue reversal.

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

At the inception of each arrangement that includes milestone payments (variable consideration), we evaluate whether the milestones are considered probable of being reached and estimate the amounts to be included in the transaction price. Milestone payments that are not within either party’s control, such as non-operational developmental and regulatory approvals, are generally not considered probable of being achieved until those approvals are received. At the end of each reporting period, we re-evaluate the probability of achievement of milestones that are within either party’s control, such as operational developmental milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. Revisions to our estimate of the transaction price may also result in negative revenues and earnings in the period of adjustment.

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

Goodwill

Goodwill is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate that it may be impaired. Our goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. We have determined that we operate in a single segment and have a single reporting unit associated with the development and commercialization of diagnostic products. In the event we determine that it is more likely than not the carrying value of the reporting unit is higher than its fair value, quantitative testing is performed comparing recorded values to estimated fair values. If impairment is present, the impairment loss is measured as the excess of the recorded goodwill over its implied fair value. We perform our annual evaluation of goodwill during the fourth quarter of each fiscal year. There was no impairment recognized during the years ended December 31, 2023, 2022, or 2021.

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

Foreign Currency Translation

The functional currency of our foreign subsidiary, Veracyte SAS, is the Euro. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using the exchange rates at the balance sheet date. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Revenue and expenses from our foreign subsidiaries are translated using the monthly average exchange rates in effect during the period in which the transactions occur. Foreign currency transaction gains and losses are recorded in other income (loss), net, on the consolidated statements of operations.

Comprehensive Loss

Comprehensive loss is the change in stockholders’ equity from transactions and other events and circumstances other than those resulting from investments by stockholders and distributions to stockholders. Our comprehensive loss includes our net loss and gains and losses from the foreign currency translation of the assets and liabilities of our foreign subsidiaries.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022 (in thousands of dollars, except percentages and test volume)

	Year Ended December 31,
	2023	Change	%	2022
Revenue:
Testing revenue	$326,542	$75,998	30%	$250,544
Product revenue	15,588	2,956	23%	12,632
Biopharmaceutical and other revenue	18,921	(14,439)	(43)%	33,360
Total revenue	361,051	64,515	22%	296,536
Operating expense:
Cost of testing revenue	88,913	13,596	18%	75,317
Cost of product revenue	8,666	846	11%	7,820
Cost of biopharmaceutical and other revenue	15,324	(3,121)	(17)%	18,445
Research and development	57,305	16,702	41%	40,603
Selling and marketing	101,490	3,930	4%	97,560
General and administrative	86,229	13,029	18%	73,200
Impairment of long-lived assets	68,349	65,031	1,960%	3,318
Intangible asset amortization	20,570	(784)	(4)%	21,354
Total operating expenses	446,846	109,229	32%	337,617
Loss from operations	(85,795)	(44,714)	(109)%	(41,081)
Other income, net	9,183	4,529	97%	4,654
Loss before income tax benefit	(76,612)	(40,185)	110%	(36,427)
Income tax (benefit) provision	(2,208)	(2,341)	(1,760)%	133
Net loss	$(74,404)	$(37,844)	(104)%	$(36,560)
Other Operating Data:
Diagnostic tests reported	115,785	22,445	24%	93,340
Product tests sold	11,192	2,008	22%	9,184
Total test volume	126,977	24,453	24%	102,524

Depreciation and amortization expense	$27,188	$1,260	5%	$25,928
Stock-based compensation expense	$33,489	$6,033	22%	$27,456

Revenue

Revenue increased $64.5 million, or 22%, for the year ended December 31, 2023 compared to 2022. This was primarily due to a $76.0 million increase in testing revenue driven by a 24% volume increase, partially offset by a $14.4 million decrease in our Biopharmaceutical and other revenue. Testing revenue and volume reported for the year ended December 31, 2023 increased primarily due to Afirma and Decipher Prostate tests as well as a $7.0 million impact from improved cash collections compared to the prior year. Product revenue increased $3.0 million for the year ended December 31, 2023 compared to 2022, driven primarily by product tests kits sold. Biopharmaceutical and other revenue decreased by $14.4 million for the year ended December 31, 2023 driven primarily by the reduction of customer projects given overall spending constraints across the industry.

Comparison of revenue for the years ended December 31, 2022 and 2021 is included in Item 8 of Part II of the Annual Report on Form 10-K filed with the Securities and Exchange Commission dated March 1, 2023.

Cost of revenue

Comparison of the years ended December 31, 2023 and 2022 was as follows (in thousands of dollars, except percentages):

	Year Ended December 31,
	2023	Change	%	2022
Cost of testing revenue:
Laboratory expense	$46,876	$9,374	25%	$37,502
Sample collection expense	10,814	1,181	12%	9,633
Compensation expense	18,534	1,516	9%	17,018
License fees and royalties	90	15	20%	75
Depreciation and amortization	1,521	274	22%	1,247
Other expenses	3,946	(134)	(3)%	4,080
Allocations	7,132	1,370	24%	5,762
Total	$88,913	$13,596	18%	$75,317

Cost of product revenue:
Product costs	$6,362	$483	8%	$5,879
License fees and royalties	1,242	153	14%	1,089
Depreciation and amortization	316	165	109%	151
Other expenses	586	(34)	(5)%	620
Allocations	160	79	98%	81
Total	$8,666	$846	11%	$7,820

Cost of biopharmaceutical and other revenue:
Compensation expense	$7,747	$(1,188)	(13)%	$8,935
License fees and royalties	(2)	(172)	(101)%	170
Depreciation and amortization	347	(53)	(13)%	400
Other expenses	5,267	(3,465)	(40)%	8,732
Allocations	1,965	1,757	845%	208
Total	$15,324	$(3,121)	(17)%	$18,445

Cost of testing revenue increased $13.6 million, or 18.1%, for the year ended December 31, 2023 compared to 2022. The increase in cost of testing revenue is due to increased volume in testing, primarily related to Afirma and Decipher Prostate.

Cost of product revenue is related to sales of Prosigna and nCounter Analysis Systems. Cost of product revenue increased $0.8 million, or 11%, for the year ended December 31, 2023 compared to the same period in 2022, driven by increased product test volume.

Cost of biopharmaceutical and other revenue includes labor costs incurred by our employees working on customer projects and laboratory supplies and pass-through expenses incurred on these projects. Cost of biopharmaceutical and other revenue decreased by $3.1 million driven by reductions of variable expenses related to projects.

Comparison of cost of revenue for the years ended December 31, 2022 and 2021 are included in Item 8 of Part II of the Annual Report on Form 10-K filed with the Securities and Exchange Commission dated March 1, 2023.

Research and development

Comparison of the years ended December 31, 2023 and 2022 was as follows (in thousands of dollars, except percentages):

	Year Ended December 31,
	2023	Change	%	2022
Research and development expense
Compensation expense	$29,180	$1,797	7%	$27,383
Direct research and development expense	12,918	7,243	128%	5,675
Depreciation and amortization	939	415	79%	524
Other expenses	9,341	5,195	125%	4,146
Allocations	4,927	2,052	71%	2,875
Total	$57,305	$16,702	41%	$40,603

Research and development expense increased $16.7 million, or 41%, for the year ended December 31, 2023 compared to 2022. The increase in compensation expense was primarily due to annual merit compensation increases. The increase in direct research and development expense was primarily related to our on-going clinical studies including, but not limited to, furthering the support and clinical utility evidence of our Percepta Nasal Swab test and urology products. The increase in other expenses was primarily driven by increased support in developing our IVD strategy including a one-time technology access fee of $3.5 million dollars to develop our IVD kitted tests on the Illumina NextSeqDx sequencing platform.

Comparison of research and development expense for the years ended December 31, 2022 and 2021 are included in Item 8 of Part II of the Annual Report on Form 10-K filed with the Securities and Exchange Commission dated March 1, 2023.

Selling and marketing

Comparison of the years ended December 31, 2023 and 2022 was as follows (in thousands of dollars, except percentages):

	Year Ended December 31,
	2023	Change	%	2022
Selling and marketing expense:
Compensation expense	$74,886	$2,628	4%	$72,258
Direct marketing expense	5,422	(716)	(12)%	6,138
Other expenses	14,584	1,099	8%	13,485
Allocations	6,598	919	16%	5,679
Total	$101,490	$3,930	4%	$97,560

Selling and marketing expense increased $3.9 million, or 4%, for the year ended December 31, 2023 compared to 2022. The increase in compensation expense was primarily due to additional employees hired and related higher commissions to support the growth of Afirma and Decipher test volume. The increase in other expenses was primarily due to increased travel and entertainment to also support growth of Afirma and the Decipher test volume. The increases were partially offset by reduced expenses related to Immunoscore and Percepta support.

Comparison of selling and marketing expense for the years ended December 31, 2022 and 2021 are included in Item 8 of Part II of the Annual Report on Form 10-K filed with the Securities and Exchange Commission dated March 1, 2023.

General and administrative

Comparison of the years ended December 31, 2023 and 2022 was as follows (in thousands of dollars, except percentages):

	Year Ended December 31,
	2023	Change	%	2022
General and administrative expense:
Compensation expense	$63,769	$12,412	24%	$51,357
Occupancy costs	8,112	2,296	39%	5,816
Depreciation and amortization	3,487	1,242	55%	2,245
Other expenses	31,643	3,256	11%	28,387
Allocations	(20,782)	(6,177)	42%	(14,605)
Total	$86,229	$13,029	18%	$73,200

General and administrative expense increased $13.0 million, or 18%, for the year ended December 31, 2023 compared to 2022. Compensation expense primarily increased due to $8.0 million in incremental functional headcount and variable compensation plan spend along with a $2.7 million increase in stock-based compensation, inclusive of $1.4 million of stock-based compensation expense related to the departure of our former executive chair in June 2023. Occupancy costs increased due to our San Diego facilities expansion while other expenses increased due to infrastructure buildout and expenses related to the C2i acquisition. These were partially offset by the $5.5 million impact from a revaluation of contingent consideration in relation to our IVD strategy expansion. General and administrative expenses related to occupancy costs and information technology costs are allocated monthly to general and administrative expense, selling and marketing expense, research and development expense, and cost of revenue based on the headcount and employee location.

Comparison of general and administrative expense for the years ended December 31, 2022 and 2021 are included in Item 8 of Part II of the Annual Report on Form 10-K filed with the Securities and Exchange Commission dated March 1, 2023.

Impairment of long-lived assets

During 2023, we moved to adopt a multi-platform IVD strategy that will enable us to more rapidly reach more patients globally with our tests. As a result, we reviewed our long-lived assets for impairment and recorded a $34.9 million impairment charge associated with the nCounter Dx license finite-lived intangible asset in the year ended December 31, 2023. In addition, during 2023, due to a significant change in the business environment, we recorded a $32.0 million impairment charge associated with HalioDx biopharmaceutical services developed technology, customer relationships and customer backlog finite-lived intangible assets. Impairment of long-lived assets for the year ended December 31, 2023 also includes $1.4 million of impairment of right-of-use and fixed assets in relation to exiting our Richmond facility.

During 2022, we decided to cease commercialization efforts related to our stand-alone Immunoscore Colon Dx commercial offering. As a result, we reviewed our long-lived assets for impairment and recorded a $3.3 million impairment charge associated with our HalioDx Immunoscore Colon Dx developed technology finite-lived intangible asset for the year ended December 31, 2022.

Other income, net

Other income, net, increased $4.5 million for the year ended December 31, 2023 compared to 2022, primarily due to an increase of $5.4 million of interest and dividend income partially offset by a decrease of $1.9 million related to reserves established for the French research tax credit receivable and revisions to the current year estimate.

Comparison of Other income, net, for the years ended December 31, 2022 and 2021 are included in Item 8 of Part II of the Annual Report on Form 10-K filed with the Securities and Exchange Commission dated March 1, 2023.

Liquidity and Capital Resources

From inception through December 31, 2023, we have been financed primarily through net proceeds from the sale of our equity securities. We have incurred net losses since our inception. For the years ended December 31, 2023, 2022 and 2021, we had net losses of $74.4 million, $36.6 million and $75.6 million, respectively, and we expect to incur additional losses in 2024 and potentially in future years. As of December 31, 2023, we had an accumulated deficit of $468.1 million.

We believe our existing cash and cash equivalents of $216.5 million as of December 31, 2023, and cash flows generated by our revenue during the next 12 months will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We expect that our near- and longer-term liquidity requirements will continue to consist of costs to run our laboratories, research and development expenses, selling and marketing expenses, general and administrative expenses, working capital, capital expenditures, lease obligations, potential milestones associated with the C2i acquisition and general corporate expenses associated with the growth of our business. However, we may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to generate cash flows from our revenue to finance our cash requirements, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. If we raise funds by issuing equity securities, dilution to stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, restrictions on our cash and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third-party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives, or forgo potential acquisitions or investments. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to us. Moreover, any instability in the global banking system may impact liquidity both in the short term and long term and may result in adverse impacts to our or our customers’ business, including in our customers’ ability to pay for our products.

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

Operating Leases

We lease office and laboratory facilities in South San Francisco and San Diego, California; Austin, Texas; Marseille, France; and Richmond, Virginia, and lease certain equipment under various non-cancelable lease agreements. The lease terms extend to January 2029 and contain extension of lease term and expansion options. As of December 31, 2023, the leases have a weighted average remaining lease term of 2.7 years and total future minimum lease payments of $14.0 million.

As of December 31, 2023, Veracyte SAS has signed a lease agreement for facilities which will be constructed in Marseille, France. The lease will commence upon completion of the construction of the office building at which time we will record a lease liability and a corresponding right-of-use asset. The initial term of the lease will be twelve years with annual rent of approximately $1.3 million, which is subject to change based on final construction.

Supplies Purchase Commitments

We had non-cancelable purchase commitments with suppliers to purchase a minimum quantity of supplies for approximately $19.4 million at December 31, 2023.

Acquisition-Related Contingent Consideration

As part of our agreement to acquire the exclusive global diagnostic license to the nCounter Analysis System, we may pay up to an additional $10.0 million in cash, contingent upon first achievement or occurrence, by or on behalf of Veracyte, of the commercial launch of the first, second and third diagnostic tests for use on the nCounter multiplex analysis system. As of December 31, 2023, the achievement of one of the milestones is forecasted to occur within the next 12 months, requiring payments totaling $3.5 million.

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

As part of the agreement, we held back $16.8 million of the cash consideration, or the holdback. Fifty percent of the holdback was placed in escrow on the founders' behalf on the first anniversary of the closing date and the remainder was paid directly to the founders who remained employed with Veracyte on the second anniversary.

As of December 31, 2023, there were no remaining amounts for these HalioDx related items to be paid.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2023, 2022 and 2021 (in thousands of dollars):

	Years Ended December 31,
	2023	2022	2021
Net cash provided by (used in) operating activities	$44,222	$7,535	$(31,621)
Net cash provided by (used in) investing activities	15,112	(29,387)	(739,206)
Net cash provided by financing activities	2,837	3,494	596,320

Cash Flows from Operating Activities

Cash provided by operating activities for the year ended December 31, 2023 was $44.2 million. The net loss of $74.4 million includes non-cash charges of $68.3 million tied to the impairment of long-lived assets, $33.1 million of stock-based compensation expense, $27.2 million of depreciation and amortization, including $20.6 million of intangible asset amortization, $5.4 million from the revaluation of contingent consideration, and noncash lease expense of $4.2 million. Cash used as a result of changes in operating assets and liabilities was $4.2 million, primarily comprising a decrease in operating lease liability of $4.3 million, an increase in supplies and inventory of $1.7 million, a decrease in accrued liabilities of $0.7 million, an increase in prepaid expense and other current assets of $0.5 million, and an increase in other assets of $0.8 million, partially offset by a decrease in accounts receivable of $3.9 million.

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

Cash Flows from Investing Activities

Cash provided by investing activities for the year ended December 31, 2023 was $15.1 million consisting of $25.1 million from the purchase and maturity of short-term investments, offset by $10.0 million used in the acquisition of property and equipment.

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

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2023 was $2.8 million, consisting of $9.6 million in proceeds from the exercise of options to purchase our common stock and purchase of stock under our Employee Stock Purchase Plan, or ESPP, partially offset by $6.7 million in tax payments during the period related to the vesting of restricted stock units granted to employees.

Cash provided by financing activities for the year ended December 31, 2022 was $3.5 million, consisting of $7.9 million in proceeds from the exercise of options to purchase our common stock and purchase of stock under our ESPP partially offset by $3.2 million in tax payments during the period related to the vesting of restricted stock units granted to employees and $1.3 million in payment of long-term debt.

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

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 2014-09, Revenue from Contracts with Customers (Topic 606). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The new standard is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. We adopted this guidance in 2023 and such adoption had no material impact on our consolidated financial statements and related disclosures.

Recently issued accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The update requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. This ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. We expect this ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $216.5 million as of December 31, 2023 which consisted of bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, As of December 31, 2023, a hypothetical 10% change in interest rates would not have had a material impact on our consolidated financial statements.

Foreign Currency Risk

As of December 31, 2023, we held $4.1 million of bank deposits denominated in Euros. Such Euro denominated deposits carry a degree of risk from changes in currency exchange rates as the gains or losses from changes in exchange rates are included in our net loss and comprehensive loss. As of December 31, 2023 a hypothetical 10% appreciation or depreciation of the U.S. dollar relative to the Euro would not have had a material impact on our consolidated financial statements.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Veracyte, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Veracyte, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Veracyte, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

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

Revenue from testing
Description of the Matter
During the year ended December 31, 2023, the Company’s revenue from testing was approximately $326.5 million. As discussed in Note 2, the Company’s testing revenue is recognized upon the delivery of test results to the physician. As most tests requested by customers are sold based on a physician requisition form without further written terms and conditions, the Company determined an implied contract exists with its customers and estimates variable consideration to be received for the services. Management estimates variable consideration based on historical reimbursement data from third-party commercial and governmental payers and patients, as well as known or anticipated reimbursement trends not reflected in historical data.

Auditing the Company’s estimate of total consideration expected to be received for the tests is complex and requires significant judgment to evaluate management’s estimate of payments to be received for the tests. The Company also considers whether historical collections per test are indicative of future collections or if there are any current or expected developments or changes that could affect reimbursement rates, which is an estimate that requires significant judgment by the Company.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls relating to the measurement of revenue based on estimating variable consideration. This included testing controls relating to management’s review of significant assumptions described above and inputs used in the determination of the estimated amount that would be collected for tests performed during the period. We also tested controls over the current and historical data used by management in determining this estimate, including the completeness and accuracy of the data.

Our audit procedures included, among others, evaluating the methodology used, understanding and testing the significant assumptions discussed above, and testing the underlying data used by the Company (including the completeness and accuracy of historical data). We compared the significant assumptions and inputs used by management to the Company’s third party payer collection trends and other relevant factors. We tested historical cash receipts from payers by test type used in the estimate by agreeing selections to supporting documentation such as physician requisition, cash collected, and proof of delivery, as applicable. We also assessed and tested management’s review of differences between prior period reimbursement rates and actual cash collections and how those differences were factored into management’s estimate of current period reimbursement rates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

San Diego, California
February 29, 2024

VERACYTE, INC.

Consolidated Balance Sheets

(in thousands, except share and par value amounts)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$216,454	$154,247
Short-term investments	—	24,605
Accounts receivable	40,378	44,021
Supplies and inventory	16,128	14,294
Prepaid expenses and other current assets	12,661	11,469
Total current assets	285,621	248,636
Property, plant and equipment, net	20,584	17,702
Right-of-use assets, operating leases	10,277	13,160
Intangible assets, net	88,593	174,866
Goodwill	702,984	695,891
Restricted cash	876	749
Other assets	5,971	5,418
Total assets	$1,114,906	$1,156,422
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,943	$11,911
Accrued liabilities	38,427	37,774
Current portion of deferred revenue	2,008	2,613
Current portion of acquisition-related contingent consideration	2,657	6,060
Current portion of operating lease liabilities	5,105	4,070
Current portion of other liabilities	101	186
Total current liabilities	61,241	62,614
Deferred tax liability	734	4,531
Acquisition-related contingent consideration, net of current portion	518	2,498
Operating lease liabilities, net of current portion	7,525	10,648
Other liabilities	786	931
Total liabilities	70,804	81,222
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 73,264,738 and 71,959,454 shares issued and outstanding as of December 31, 2023 and 2022, respectively	73	72
Additional paid-in capital	1,536,168	1,500,191
Accumulated deficit	(468,121)	(393,717)
Accumulated other comprehensive loss	(24,018)	(31,346)
Total stockholders' equity	1,044,102	1,075,200
Total liabilities and stockholders' equity	$1,114,906	$1,156,422

The accompanying notes are an integral part of these consolidated financial statements.

VERACYTE, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Testing revenue	$326,542	$250,544	$188,182
Product revenue	15,588	12,632	11,464
Biopharmaceutical and other revenue	18,921	33,360	19,868
Total revenue	361,051	296,536	219,514

Operating expenses:
Cost of testing revenue	88,913	75,317	58,860
Cost of product revenue	8,666	7,820	5,887
Cost of biopharmaceutical and other revenue	15,324	18,445	9,653
Research and development	57,305	40,603	29,843
Selling and marketing	101,490	97,560	79,840
General and administrative	86,229	73,200	101,353
Impairment of long-lived assets	68,349	3,318	—
Intangible asset amortization	20,570	21,354	15,981
Total operating expenses	446,846	337,617	301,417
Loss from operations	(85,795)	(41,081)	(81,903)
Other income, net	9,183	4,654	254
Loss before income tax benefit	(76,612)	(36,427)	(81,649)
Income tax (benefit) provision	(2,208)	133	(6,086)
Net loss	$(74,404)	$(36,560)	$(75,563)
Net loss per common share, basic and diluted	$(1.02)	$(0.51)	$(1.11)
Shares used to compute net loss per common share, basic and diluted	72,644,487	71,549,204	67,890,328

The accompanying notes are an integral part of these consolidated financial statements.

VERACYTE, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(74,404)	$(36,560)	$(75,563)
Other comprehensive income (loss):
Change in currency translation adjustments	7,328	(16,263)	(15,083)

Net comprehensive loss	$(67,076)	$(52,823)	$(90,646)

The accompanying notes are an integral part of these consolidated financial statements.

VERACYTE, INC.

Consolidated Statements of Stockholders' Equity

(in thousands)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2020	58,201	$58	$702,768	$(281,594)	$—	$421,232
Sale of common stock in a public offering, net of offering costs of $38,677	8,547	9	593,812	—	—	593,821
Issuance of common stock for acquisition	3,347	3	147,086	—	—	147,089
Issuance of common stock on exercise of stock options and vesting of restricted stock units	947	1	9,174	—	—	9,175
Issuance of common stock under employee stock purchase plan (ESPP)	81	—	2,353	—	—	2,353
Tax portion of vested restricted stock units	—	—	(9,029)	—	—	(9,029)
Stock-based compensation expense (employee)	—	—	20,795	—	—	20,795
Stock-based compensation expense (non-employee)	—	—	61	—	—	61
Stock-based compensation expense (ESPP)	—	—	1,663	—	—	1,663
Net loss	—	—	—	(75,563)	—	(75,563)
Comprehensive loss	—	—	—	—	(15,083)	(15,083)
Balance at December 31, 2021	71,123	71	1,468,683	(357,157)	(15,083)	1,096,514
Issuance of common stock on exercise of stock options and vesting of restricted stock units	681	1	4,193	—	—	4,194
Issuance of common stock under ESPP	155	—	3,748	—	—	3,748
Tax portion of vested restricted stock units	—	—	(3,167)	—	—	(3,167)
Stock-based compensation expense (employee)	—	—	24,781	—	—	24,781
Stock-based compensation expense (non-employee)	—	—	11	—	—	11
Stock-based compensation expense (ESPP)	—	—	1,942	—	—	1,942
Net loss	—	—	—	(36,560)	—	(36,560)
Comprehensive loss	—	—	—	—	(16,263)	(16,263)
Balance at December 31, 2022	71,959	72	1,500,191	(393,717)	(31,346)	1,075,200
Issuance of common stock on exercise of stock options and vesting of restricted stock units	1,160	1	6,424	—	—	6,425
Issuance of common stock under ESPP	146	—	3,153	—	—	3,153
Tax portion of vested restricted stock units	—	—	(6,741)	—	—	(6,741)
Stock-based compensation expense (employee)	—	—	31,494	—	—	31,494
Stock-based compensation expense (ESPP)	—	—	1,647	—	—	1,647
Net loss	—	—	—	(74,404)	—	(74,404)
Comprehensive income	—	—	—	—	7,328	7,328
Balance at December 31, 2023	73,265	$73	$1,536,168	$(468,121)	$(24,018)	$1,044,102

  The accompanying notes are an integral part of these consolidated financial statements.

VERACYTE, INC.

Consolidated Statements of Cash Flows

(in thousands of dollars)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net loss	$(74,404)	$(36,560)	$(75,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,188	25,928	19,593
Loss on disposal of property and equipment	271	206	—
Stock-based compensation	33,141	26,734	22,519
Deferred income taxes	(3,839)	133	(6,258)
Interest on end-of-term debt obligation	—	161	216
Noncash lease expense	4,158	3,320	1,632
Revaluation of acquisition-related contingent consideration	(5,383)	154	810
Impairment loss	68,349	3,318	—
Effect of foreign currency on operations	(1,096)	522	1,211
Changes in operating assets and liabilities:
Accounts receivable	3,887	(4,495)	(8,571)
Supplies and inventory	(1,694)	(3,011)	(1,464)
Prepaid expenses and other current assets	(458)	1,390	(3,316)
Other assets	(758)	(3,049)	(216)
Operating lease liability	(4,330)	(3,448)	(1,794)
Accounts payable	(134)	152	5,155
Accrued liabilities and deferred revenue	(676)	(3,920)	14,425
Net cash provided by (used in) operating activities	44,222	7,535	(31,621)
Investing activities
Purchase of short-term investments	(19,700)	(33,519)	—
Proceeds from sale of short-term investments	39,773	—	—
Proceeds from maturity of short-term investments	5,000	12,681	—
Acquisition of Decipher Biosciences, net of cash acquired	—	—	(574,411)
Acquisition of HalioDx, net of cash acquired	—	—	(162,419)
Proceeds from sale of equity securities	—	—	3,000
Purchases of property, plant and equipment	(9,961)	(8,549)	(5,376)
Net cash provided by (used in) investing activities	15,112	(29,387)	(739,206)
Financing activities
Proceeds from issuance of common stock in a public offering, net of issuance costs	—	—	593,821
Payment of long-term debt	—	(1,281)	—
Payment of taxes on vested restricted stock units	(6,741)	(3,167)	(9,029)
Proceeds from the exercise of common stock options and employee stock purchases	9,578	7,942	11,528
Net cash provided by financing activities	2,837	3,494	596,320
Increase (decrease) in cash, cash equivalents and restricted cash	62,171	(18,358)	(174,507)
Effect of foreign currency on cash, cash equivalents and restricted cash	163	(592)	(1,514)
Net increase (decrease) in cash, cash equivalents and restricted cash	62,334	(18,950)	(176,021)
Cash, cash equivalents and restricted cash at beginning of year	154,996	173,946	349,967
Cash, cash equivalents and restricted cash at end of year	$217,330	$154,996	$173,946

Supplementary cash flow information of non-cash investing and financing activities:
Shares issued for purchase consideration for a business combination	$—	$—	$147,089
Purchases of property and equipment included in accounts payable and accrued liabilities	966	—	392
Supplementary cash flow information:
Cash paid for interest on debt	—	9	9
Cash paid for tax	1,697	570	112

Cash, Cash Equivalents and Restricted Cash:

	December 31,
	2023	2022	2021
Cash and cash equivalents	$216,454	$154,247	$173,197
Restricted cash	876	749	749
Total cash, cash equivalents and restricted cash	$217,330	$154,996	$173,946

The accompanying notes are an integral part of these consolidated financial statements.

VERACYTE, INC.
Notes to Consolidated Financial Statements

1. Organization and Description of Business

Veracyte, Inc., or Veracyte, or the Company, is a global diagnostics company that provides clinicians with tests to diagnose cancer. Veracyte's tests are used by clinicians for diagnostic, prognostic and treatment decisions.

Veracyte was incorporated in the state of Delaware on August 15, 2006, as Calderome, Inc. Calderome operated as an incubator until early 2008. On March 4, 2008, the Company changed its name to Veracyte, Inc. The Company’s headquarters are in South San Francisco, California, and it also has operations in San Diego, California; Austin, Texas; and Marseille, France. In March 2021, the Company acquired Decipher Biosciences and, in August 2021, the Company acquired HalioDx SAS and HalioDx Inc., historically a wholly owned subsidiary of HalioDx SAS.

The Company currently offers tests in thyroid cancer (Afirma); prostate cancer (Decipher Prostate); breast cancer (Prosigna); bladder cancer (Decipher Bladder); and interstitial lung diseases (Envisia). The Company’s Percepta Nasal Swab test is being run in its CLIA lab in support of clinical studies and its test for lymphoma is in development as a companion diagnostic.

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

In February 2024, the Company acquired C2i Genomics, Inc., or C2i, a minimal residual disease, or MRD, detection company. Refer to Note 13 Subsequent Event for additional information.

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

Reclassifications

Certain prior period balances have been reclassified to conform to current period presentation of the Company’s consolidated financial statements and accompanying notes. Such reclassifications have no effect on previously reported results of operations, accumulated deficit, subtotals of operating, investing or financing cash flows or consolidated balance sheet totals; however, for the year ended December 31, 2022, the Company reclassified $3.3 million of impairment of long-lived assets from the general and administrative expense caption in the consolidated statements of operations.

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

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and assumptions.

Liquidity

The Company has incurred net losses since its inception and as of December 31, 2023, the Company had an accumulated deficit of $468.1 million. The Company believes its cash and cash equivalents of $216.5 million as of December 31, 2023, and its revenue from sales in 2024 will be sufficient to meet its anticipated cash requirements through at least February 2025.

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

Several of the components of the Company's sample collection kits and test reagents, and the nCounter Analysis system and related diagnostic kits, are obtained from single-source suppliers. If these single-source suppliers fail to satisfy the Company's requirements on a timely basis, or are unable to provide the Company with reagents that perform to specifications, the Company could suffer delays in being able to deliver its diagnostic solutions, suffer a possible loss of revenue, or incur higher costs, any of which could adversely affect its operating results.

Through December 31, 2023, the Company has derived most of its revenue from the sale of Decipher and Afirma testing. To date, Decipher and Afirma testing have been delivered primarily to physicians in the United States.

The Company is also subject to credit risk from its accounts receivable related to its sales. Credit risk for accounts receivable from testing revenue is incorporated in testing revenue accrual rates as the Company assesses historical collection rates and current developments to determine accrual rates and amounts the Company will ultimately collect. The Company generally does not perform evaluations of customers’ financial condition for testing revenue and generally does not require collateral. The Company assesses credit risk and the amount of accounts receivable the Company will ultimately collect for product, biopharmaceutical and other revenue based on collection history, current developments and credit worthiness of the customer. The estimate of credit losses is not material at December 31, 2023.

The Company's total third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Year Ended December 31,
	2023	2022	2021
Medicare	31%	31%	30%
UnitedHealthcare	10%	10%	10%
	41%	41%	40%

The Company's significant third-party payers in excess of 10% of total accounts receivable and their related accounts receivable balance as a percentage of total accounts receivable were as follows:

	As of December 31,
	2023	2022
Medicare	20%	14%
UnitedHealthcare	9%	10%

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

Cash Equivalents

The Company considers demand deposits in a bank, money market funds and highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Short-Term Investments

The Company's short-term investments consist of United States treasury securities and time deposits with a bank with maturities at the time of purchase that were between 90 days and one year. The Company classifies these investments as held-to-maturity debt securities, which are reported at amortized cost. Discounts or premiums from the purchase of the securities are recognized as a component of interest income in other income (loss), net in the consolidated statements of operations. Investments are initially recorded net of an allowance for expected credit losses, if any, which are remeasured each period and any impairments are recognized as an expense. Unrealized gains and losses are not recognized in income. As of both December 31, 2023 and December 31, 2022, no allowances for expected credit losses had been recorded and there have been no impairment or credit losses on the Company's short term investments.

Restricted Cash

The Company had deposits of $0.9 million and $0.7 million included in long-term assets as of December 31, 2023 and December 31, 2022, respectively, restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the Company's leases.

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

Finite-lived Intangible Assets

Finite-lived intangible assets consist of intangible assets acquired as part of business combinations. The Company amortizes finite-lived intangible assets using the straight-line method over their estimated useful lives of 4 to 15 years, based on management's estimate of the period over which their economic benefits will be realized, product life and patent life. The Company tests these finite-lived intangible assets for impairment when events or circumstances indicate a reduction in the fair value below their carrying amounts. The Company recorded impairment charges of $66.9 million and $3.3 million for the years ended December 31, 2023 and 2022 and no impairment charge for the year ended December 31, 2021. See Note 5 Balance Sheet Components for more information on impairment testing.

Indefinite-lived Intangible Assets

Indefinite-lived intangible assets consist of in-process research and development, or IPR&D, acquired as part of business combinations. The IPR&D is not amortized until it becomes commercially viable and placed in service. At the time when the intangible assets are placed in service the Company will determine a useful life. The Company also tests these indefinite-lived intangible assets for impairment when events or circumstances indicate a reduction in the fair value below their carrying amounts. There was no impairment of indefinite-lived intangible assets for the years ended December 31, 2023, 2022 or 2021.

Goodwill

Goodwill, is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate that it may be impaired. The Company's goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. The Company has determined that it operates in a single segment and has a single reporting unit associated with the development and commercialization of diagnostic products. In the event the Company determines that it is more likely than not the carrying value of the reporting unit is higher than its fair value, quantitative testing is performed comparing recorded values to estimated fair values. If impairment is present, the impairment loss is measured as the excess of the recorded goodwill over its implied fair value. There was no impairment of goodwill for the years ended December 31, 2023, 2022 or 2021.

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

Testing Revenue

The Company recognizes revenue from the sale of tests performed for customers, including patients and institutions, at the time test results are reported to physicians. Most tests requested by customers are sold without a written agreement; however, the Company determines that an implied contract exists with its customers for whom a physician will order the test. The Company identifies each sale of our test to a customer as a single performance obligation. A stated contract price does not exist and the transaction price for each implied contract with a customer represents variable consideration. The Company estimates the variable consideration under the portfolio approach and considers the historical reimbursement data from third-party commercial and governmental payers and patients, as well as known or anticipated reimbursement trends not reflected in the historical data. The Company monitors the estimated amount to be collected in the portfolio at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Both the estimate and any subsequent revision contain uncertainty and require the use of significant judgment in the estimation of the variable consideration and application of the constraint for such variable consideration. The Company analyzes its actual cash collections over the expected reimbursement period and compares it with the estimated variable consideration for each payer group and any difference is recognized as an adjustment to estimated revenue after the expected reimbursement period, subject to assessment of the risk of future revenue reversal. For the years ended December 31, 2023, 2022 and 2021, the Company recorded $7.8 million, $3.1 million, and $1.1 million as revenue, respectively, resulting from cash collections exceeding the estimated variable consideration related to tests reported in previous years, including revenue received from successful appeals of reimbursement denials, net of recoupments.

Product Revenue

The Company's products consist of the Prosigna breast cancer assay, the nCounter Analysis System, related diagnostic kits and services. Product revenue from diagnostic kits is generally recognized upon shipment. Product revenue from instruments is generally recognized when the instrument is ready for use by the end customer. Shipping and handling costs incurred for product shipments are included in product revenue. Revenue is presented net of the taxes that are collected from customers and remitted to governmental authorities.

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

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

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

Accounts receivable from biopharmaceutical and other revenue was $6.0 million and $9.3 million at December 31, 2023 and 2022, respectively. There was $2.0 million and $2.6 million of deferred revenue related to these agreements at December 31, 2023 and 2022, respectively.

Revenue included in biopharmaceutical and other revenue for the years ended December 31, 2023, 2022 and 2021 was as follows (in thousands of dollars):

	Year Ended December 31,
	2023	2022	2021
Biopharmaceutical revenue	$13,874	$26,341	$12,613
Contract manufacturing and testing	5,047	7,019	3,255
Collaboration milestones	—	—	4,000
Total	$18,921	$33,360	$19,868

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

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

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

Cost of Biopharmaceutical and Other Revenue

Cost of biopharmaceutical and other revenue consists of costs of performing activities under arrangements that require the Company to license or provide access to its assets or services, including clinical services, research and development, contract manufacturing and previously included contract testing services on behalf of a customer.

Research and Development

Research and development expenses include expenses incurred to collect clinical samples and conduct clinical studies to develop and support its products and pipeline, as well as develop future technology. These expenses consist of compensation expenses, direct research and development expenses such as laboratory supplies and costs associated with setting up and conducting clinical studies at domestic and international sites, professional fees, depreciation and amortization, other miscellaneous expenses and allocation of facility and information technology expenses. The Company expenses all research and development costs in the periods in which they are incurred.

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

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

Net Loss per Common Share

Basic net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method. Potentially dilutive securities consisting of options to purchase common stock, RSUs, PSUs and shares subject to purchase under the Company's employee stock purchase plan are considered to be common stock equivalents and were excluded from the calculation of diluted net loss per common share because their effect would be anti-dilutive for all periods presented.

French Research Tax Credits

The French research tax credits (crédit d’impôt recherche, or CIR) are generated by the Company’s wholly owned subsidiary, Veracyte SAS, in connection with its research efforts performed in Marseille, France. The Company recognizes other income from the CIR over time based on when the research and development expenses are incurred. As of December 31, 2023, $4.7 million of CIR are recorded in prepaids and other current assets on the consolidated balance sheets and $4.6 million is included in other assets.

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

Revenue by geographic region based on the customer billing address was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$334,525	$262,923	$200,982
International	26,526	33,613	18,532
Total revenue	$361,051	$296,536	$219,514

Substantially all of the Company’s long-lived assets were located in the United States as of December 31, 2023 and 2022.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

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

Recently issued accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). This update requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. This ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will result in the required additional disclosures being included in the Company's consolidated financial statements, once adopted.

3. Net Loss Per Share

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the years ended December 31, 2023, 2022 and 2021 because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2023	2022	2021
Shares of common stock subject to outstanding options	3,820,878	3,923,882	3,754,807
Employee stock purchase plan	34,874	42,733	21,158
Restricted stock units	2,714,324	2,003,509	1,106,938
Total common stock equivalents	6,570,076	5,970,124	4,882,903

4. Business Combinations

HalioDx

On August 2, 2021, the Company acquired 100% of the equity interests of HalioDx, or the HalioDx Acquisition. The HalioDx Acquisition gave the Company the capabilities and expertise to manufacture its own IVD test kits for use on the nCounter Analysis System. The acquisition also deepened the Company's scientific expertise and capabilities in the rapidly growing area of immuno-oncology, further strengthening its offerings for biopharmaceutical and other partners. The consideration to acquire HalioDx was $319.6 million, comprised of $147.1 million in the form of 3.3 million shares of the Company’s common stock based on the Company's share price on the closing date, $4.2 million in liabilities, and the remainder in cash. The measurement period concluded in August 2022 and certain adjustments had been recorded as net increases to goodwill totaling $0.2 million and did not impact the consolidated statements of operations.

Decipher Biosciences

On March 12, 2021, the Company acquired 100% of the equity interests of Decipher Biosciences, a privately-held company developing diagnostic tests in urologic cancers, for approximately $594.7 million, or the Decipher Acquisition. The Decipher Acquisition advanced the Company's objective to improve the lives of patients through innovations in genomic

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

technology tailored for diagnostic, prognostic, and treatment decisions related to urologic cancers. The measurement period concluded in March 2022, and no adjustments were recorded during the year ended December 31, 2023

Related Party Transactions

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

5. Balance Sheet Components

Supplies and Inventory

As of December 31, 2023 and 2022, supplies and inventory consisted of $12.2 million and $10.2 million, respectively, of lab supplies and reagents consumed in the performance of testing services, and $4.0 million and $4.1 million, respectively, of inventory related to raw materials consumed in contract manufacturing process, as well as finished and semi-finished components used in the assembly of diagnostic kits related to product sales.

Property and Equipment, Net

Property and equipment consisted of the following (in thousands of dollars):

	December 31,
	2023	2022
Leasehold improvements	$10,306	$9,740
Laboratory equipment	26,816	21,159
Computer equipment	3,451	2,245
Software, including software developed for internal use	6,865	6,647
Furniture and fixtures	3,541	3,306
Construction-in-process	2,465	587
Total property and equipment, at cost	53,444	43,684
Accumulated depreciation	(32,860)	(25,982)
Total property and equipment, net	$20,584	$17,702

Depreciation expense was $6.6 million, $4.6 million and $3.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

Intangible Assets, Net

Intangible assets include finite-lived product technology, customer relationships, licenses and trade names and indefinite-lived in-process research and development. Intangible assets consisted of the following (in thousands of dollars):

	December 31, 2023			December 31, 2022			Weighted Average Remaining Amortization Period (Years)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Percepta product technology	$16,000	$(9,333)	$6,667	$16,000	$(8,267)	$7,733	6
Prosigna product technology	4,120	(1,122)	2,998	4,120	(847)	3,273	11
Prosigna customer relationships	2,430	(1,985)	445	2,430	(1,499)	931	1
nCounter Dx license	—	—	—	46,880	(9,636)	37,244
LymphMark product technology	990	(577)	413	990	(436)	554	3
Decipher product technology	90,000	(25,234)	64,766	90,000	(16,234)	73,766	7
Decipher trade names	4,000	(2,243)	1,757	4,000	(1,443)	2,557	2
HalioDx developed technology	1,435	(346)	1,089	39,724	(5,899)	33,825	8
HalioDx customer relationships	2,760	(1,331)	1,429	4,602	(1,144)	3,458	3
HalioDx customer backlog	4,258	(2,529)	1,729	6,528	(2,303)	4,225	2
Total finite lived intangibles	125,993	(44,700)	81,293	215,274	(47,708)	167,566	6.9
In-process research and development	7,300	—	7,300	7,300	—	7,300
Total intangible assets	$133,293	$(44,700)	$88,593	$222,574	$(47,708)	$174,866

During 2023, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with management’s decision to adopt a multi-platform IVD strategy. Management believes that a multi-platform strategy will enable the Company to more rapidly reach more patients globally with its tests. As a result, the Company reviewed the long-lived assets for impairment and recorded a $34.9 million impairment charge associated with its nCounter Dx license finite-lived intangible asset. In addition, during 2023, the Company concluded that, due to a significant change in the business environment, it had a triggering event requiring assessment of impairment for certain of its long-lived assets related to biopharma assets. As a result, the Company recorded a $32.0 million impairment charge associated with its HalioDx biopharmaceutical services developed technology, customer relationships and customer backlog finite-lived intangible assets. Both impairments are recorded within impairment of long-lived assets on the consolidated statement of operations.

During the three months ended June 30, 2022, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with management’s decision to cease commercialization efforts related to the Company’s stand-alone Immunoscore Colon Dx commercial offering. As a result, the Company reviewed the long-lived assets for impairment and recorded a $3.3 million impairment charge associated with its HalioDx Immunoscore Colon Dx developed technology finite-lived intangible asset within impairment of long-lived assets on the consolidated statement of operations.

The Company assessed the impairment of the intangible assets using an income approach which involved significant unobservable inputs, which are Level III inputs, including revenue projections and cash flow projections. This method is consistent with the methods the Company employed in prior periods to value other long-lived assets.

Amortization of the finite-lived intangible assets is recognized on a straight-line basis. Amortization of $20.6 million, $21.4 million and $16.0 million was recognized for the years ended December 31, 2023, 2022, and 2021, respectively.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

The estimated future aggregate amortization expense as of December 31, 2023 is as follows (in thousands of dollars):

Year Ending December 31,	Amounts
2024	$13,472
2025	12,658
2026	11,096
2027	10,485
2028	10,485
Thereafter	23,097
Total	$81,293

Goodwill

Goodwill was $703.0 million and $695.9 million as of December 31, 2023 and 2022, respectively. The changes in the carrying amounts of goodwill during the year ended December 31, 2023 were due to foreign currency translation. The Company has not recorded any impairment related to goodwill.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands of dollars):

	December 31,
	2023	2022
Accrued compensation expense	$26,430	$30,637
Accrued other	11,997	7,137
Total accrued liabilities	$38,427	$37,774

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

The carrying amounts of certain financial instruments of the Company, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The fair value of the Company’s financial assets includes money market funds and deposits for leases of the Company's facilities. Money market funds, included in cash and cash equivalents in the accompanying consolidated balance sheets, was $1.4 million and $131.2 million as of December 31, 2023 and 2022, respectively, and are Level I assets as described

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

above. The deposits for the leases, included in restricted cash, was $0.9 million and $0.7 million as of December 31, 2023 and 2022 respectively, and are Level I assets as described above. There were no transfers between Levels 1, 2 or 3 for the years ended December 31, 2023, 2022, and 2021.

As part of the Company’s agreement to acquire the exclusive global diagnostic license to the nCounter Analysis System, the Company may pay up to an additional $10.0 million in cash, contingent upon first achievement or occurrence, by or on behalf of the Company, of the commercial launch of the first, second and third diagnostic tests for use on the nCounter multiplex analysis system. This contingency was valued at $6.1 million as of the acquisition date and is remeasured to fair value at each reporting date until the contingent consideration is settled, with the corresponding changes included in general and administrative expense in the Company's consolidated statements of operations. During the three months ended September 30, 2023, the Company decided to adopt a multi-platform IVD strategy that will enable it to more rapidly reach more patients globally with its tests and therefore move away from commercializing several IVD tests on the nCounter Analysis System. As a result, as of December 31, 2023, this contingency was remeasured to $3.2 million and a reversal of expense of $5.4 million was recorded for the year ended December 31, 2023. As of December 31, 2022, this contingency was remeasured to $8.6 million. For the years ended December 31, 2022, and 2021 expenses of $0.2 million and $0.8 million, respectively, were recorded. As of December 31, 2023, the achievement of one of the milestones is forecasted to occur within the next 12 months. As a result, $2.7 million of the contingent consideration is included in short term liabilities at December 31, 2023. The fair value of the contingent consideration includes inputs that are not observable in the market and thus represents a Level III financial liability. The estimation of the fair value of the contingent consideration is based on the present value of the expected payments calculated by assessing the likelihood of when the related milestones would be achieved and estimating the Company's borrowing rate. These estimates form the basis for making judgments about the carrying value of the contingent consideration that are not readily apparent from other sources. Changes to the forecasts for the achievement of the milestones and the borrowing rate can significantly affect the estimated fair value of the contingent consideration. As of December 31, 2023 and 2022, the Company calculated the estimated fair value of the milestones using the following significant unobservable inputs:

	Value or Range (Weighted-Average)
Unobservable input	December 31, 2023	December 31, 2022
Discount rate	6.8%	8.3%
Probability of achievement	10% - 80% (69%)	80% - 100% (94%)

Short-Term Investments Held-to-Maturity

The Company's short-term investments consist of United States treasury securities with maturities, at the time of purchase, that were between 90 days and one year. The Company classifies these investments as held-to-maturity debt securities, which are reported at amortized cost, and are Level I assets as described above. As of December 31, 2023, the Company held no short-term investments. As of December 31, 2022, short-term investments comprised United States treasury bills recorded at amortized cost of $24.6 million, with fair values of approximately $24.6 million. As of December 31, 2022, gross unrealized gains on short-term investments were insignificant. As part of its banking partner diversification efforts, the Company sold $40.0 million United States treasury bills with an amortized cost of $39.8 million, netting proceeds of $39.8 million and realized a gross gain of $13 thousand during the year ended December 31, 2023. No realized gains or losses on short-term investments were recognized in 2022.

7. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory facilities in South San Francisco and San Diego, California; Austin, Texas; Marseille, France; and Richmond, Virginia, and leases certain equipment under various non-cancelable lease agreements. The lease terms extend to October 2030 and contain extension of lease term and expansion options. The leases have a weighted average remaining lease term of 2.7 years as of December 31, 2023. The Company had deposits of $0.9 million and $0.7 million included in long-term assets as of December 31, 2023 and 2022, respectively, restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the leases

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

The Company determined its operating lease liabilities using payments through their current expiration dates and a weighted average discount rate of 8.0% based on the rate that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments in a similar economic environment. Operating lease liabilities along with the associated ROU assets are disclosed in the accompanying consolidated balance sheets. After the adoption of ASC 842, Leases, the Company classified its deferred rent for tenant improvements with its operating lease ROU assets on the consolidated balance sheets.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2023 are as follows (in thousands of dollars):

Year Ending December 31,	Amounts
2024	$5,647
2025	5,729
2026	1,412
2027	593
2028	558
Thereafter	27
Total future minimum lease payments	13,966
Less: amount representing interest	1,336
Present value of future lease payments	12,630
Less: short-term lease liabilities	5,105
Long-term lease liabilities	$7,525

The Company recognizes operating lease expense on a straight-line basis over the non-cancelable lease period. The following table summarizes operating lease expense and cash paid for amounts included in the measurement of lease liabilities (in thousands of dollars):

	Year Ended December 31,
	2023	2022	2021
Operating lease expense	$5,265	$4,392	$3,503
Cash paid for amounts included in the measurement of lease liabilities	$5,365	$4,527	$3,650

The company has leased laboratory equipment under various financing leases. As of December 31, 2023 and 2022, the total ROU assets and total financing lease liabilities for these financing leases were $0.1 million and $0.1 million and $0.4 million and $0.4 million, respectively, and are included in property and equipment, net and other liabilities in the accompanying consolidated balance sheets.

The Company’s wholly-owned foreign subsidiary has entered into an arrangement under which it expects to sign a lease agreement for facilities which will be constructed in Marseille, France. The lease will commence upon completion of the construction of the office building at which time the Company will record a lease liability and a corresponding ROU asset. The initial term of the lease will be twelve years with annual rent of approximately $1.3 million, which is subject to change based on final construction and excludes common area maintenance costs.

Supplies Purchase Commitments

The Company had non-cancelable purchase commitments with suppliers to purchase a minimum quantity of supplies for approximately $19.4 million at December 31, 2023.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

Contingencies

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. The Company believes there is no litigation pending that could have, either individually or in the aggregate, a material impact on the Company's consolidated financial statements.

8. Stockholders' Equity

Common Stock

The Company's Restated Certificate of Incorporation authorizes the Company to issue 125,000,000 shares of common stock with a par value of $0.001 per share. The holder of each share of common stock shall have one vote for each share of stock. The common stockholders are also entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors, subject to the prior rights of holders of all series of convertible preferred stock outstanding. No dividends have been declared as of December 31, 2023.

As of December 31, 2023 and 2022, the Company had reserved shares of common stock for issuance as follows:

	December 31,
	2023	2022
Stock options and restricted stock units issued and outstanding	6,318,389	5,881,906
Stock options and restricted stock units available for grant under stock option plans	5,194,399	5,591,977
Common stock available for the Employee Stock Purchase Plan	1,189,513	1,335,353
Total	12,702,301	12,809,236

9. Stock Incentive Plans

Stock Plans

On June 8, 2023, the Company’s stockholders approved the Company’s 2023 Equity Incentive Plan, or the 2023 Plan. The 2023 Plan, which became effective on June 8, 2023, serves as the successor to the Company’s 2013 Stock Incentive Plan, or the Prior Plan, and will terminate 10 years after the date approved by the Company’s board of directors. The 2023 Plan initially reserves for issuance 5,306,156 shares, which equals the number of reserved shares available for grant under the Prior Plan as of June 8, 2023. In addition, the number of (a) shares of common stock that are subject to awards granted under the Prior Plan that cease to be subject to such awards by forfeiture or otherwise after the effective date, (b) shares of common stock issued under the Prior Plan, including shares of common stock issued pursuant to the exercise of stock options, that are forfeited after the effective date, (c) shares of common stock issued under the Prior Plan that are repurchased by the Company at the original issue price after the effective date, (d) shares of common stock that are subject to awards granted under the Prior Plan that are settled in cash after the effective date, and (e) shares of common stock that are subject to awards under the Prior Plan that are used to pay the exercise price of an award or withheld to satisfy the tax withholding obligations related to an award after the effective date, is also reserved and eligible for issuance by the Company upon the exercise or settlement of awards to be granted under the 2023 Plan. The 2023 Plan permits the granting of stock options, restricted stock units, or RSUs, restricted stock awards, stock bonus awards, stock appreciation rights and performance awards to employees, consultants, and outside directors of the Company. Options granted may be either ISOs or NSOs. As of December 31, 2023, 5,194,399 shares were available for future issuance under the 2023 Plan.

Stock options are governed by stock option agreements between the Company and recipients of stock options. Incentive stock options (ISOs), within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options (NSOs), may be granted under the 2023 Plan at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant, determined by the Compensation Committee of the board of directors. Options become exercisable and expire as determined by the Compensation Committee, provided that the term of ISOs may not exceed ten years

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

from the date of grant. Stock option agreements may provide for time-based and/or performance-based vesting as well as for accelerated exercisability in the event of an optionee's death, disability, or retirement or other events.

RSUs are governed by restricted stock unit agreements between the Company and recipients of RSUs. RSUs may be granted under the 2023 Plan and the number of stock units awarded are determined by the Compensation Committee of the board of directors. RSUs vest and expire as determined by the Compensation Committee. RSU agreements may provide for time-based and/or performance-based vesting as well as for accelerated vesting in the event of a RSU holder's death, disability, or retirement or other events.

Pursuant to the 2023 Plan, no non-employee director may receive awards under the 2023 Plan that, when combined with cash compensation received for service as a non-employee director, exceeds $750,000 in value in any calendar year ($1,500,000 in the calendar year in which such non-employee director first joins the board of directors). Awards under the 2023 Plan may be granted to non-employee directors, may be automatically made pursuant to a policy adopted by the Board of Directors, or made from time to time as determined in the discretion of the Board of Directors. In the event of a change in control transaction, the vesting of all awards granted to our non-employee directors will accelerate and such awards will become exercisable (as applicable) in full upon the consummation of such event at such times and on such conditions as the Compensation Committee determines.

The following table summarizes activity under the Company's stock incentive plans (aggregate intrinsic value in thousands):

	Stock Options Outstanding and Unvested Restricted Stock Units	Weighted Average Exercise Price of Stock Options	Weighted Average Remaining Contractual Life of Stock Options (Years)	Aggregate Intrinsic Value of Stock Options
Balance—December 31, 2022	5,881,906	$21.10	6.30	$23,450
Granted - stock options	660,592	23.60
Granted - restricted stock units	1,767,312
Canceled	(570,203)	8.34
Exercised	(613,892)	10.47
Restricted stock units vested	(807,326)
Balance—December 31, 2023	6,318,389	$22.95	6.58	$24,466

Options vested and exercisable—December 31, 2023	2,297,596	$20.62	5.38	$20,812
Options vested and expected to vest—December 31, 2023	3,437,508	$22.80	6.46	$23,860

The aggregate intrinsic value was calculated as the difference between the exercise price of the options to purchase common stock and the fair market value of the Company's common stock, which was $27.51 and $23.73 per share as of December 31, 2023 and 2022, respectively.

The weighted average fair value of options to purchase common stock granted was $14.90, $14.61 and $23.45 for the years ended December 31, 2023, 2022 and 2021, respectively.

The aggregate estimated grant date fair value of employee options to purchase common stock vested during the years ended December 31, 2023, 2022 and 2021 was $8.1 million, $6.8 million and $7.8 million, respectively.

The intrinsic value of stock options exercised was $9.0 million, $6.3 million and $24.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The weighted average fair value of RSUs granted was $23.92 and $24.37 for the years ended December 31, 2023, and 2022, respectively. The intrinsic value of RSUs vested was $20.9 million and $9.6 million for the years ended December 31, 2023 and 2022, respectively.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

Included in RSUs granted for 2023, 2022 and 2021 are PSUs with a grant date fair value for remaining participants of $5.0 million, $2.0 million and $1.2 million, respectively, or the 2023 PSUs, 2022 PSUs and 2021 PSUs. These PSUs vest based on the achievement of certain performance conditions, subject to the employees’ continued service with the Company.

The service period for the 2021 PSUs began in 2022 and ended in February 2024. As of December 31, 2023, the Company assessed the probability of the achievement of the performance conditions related to the 2021 PSUs was less than likely, and no expense was recognized.

The service period for the 2022 PSUs began in 2023 ends in February 2025. The 2022 PSUs vest in two tranches, one-third of the award in 2024 and two-thirds of the award in 2025. The awards may vest in a range of 75% to 125% of the target number of shares based on the level of achievement of the performance conditions. As of December 31, 2023, the Company assessed the probability of the achievement of the performance conditions related to the first tranche of the 2022 PSUs was likely, and recorded $0.7 million of expense in 2023. Any additional expense related to the 2022 PSUs will continue through 2024 based on the Company's assessment of the probability of the achievement of the 2022 PSUs performance conditions.

The service period for the 2023 PSUs begins in 2024 and ends in February 2026. The 2023 PSUs vest in two tranches, 40% of the award in 2025 and 60% of the award in 2026. The awards may vest in a range of 75% to 150% of the target number of shares based on the level of achievement of the performance conditions. Any expense related to the 2023 PSUs will begin in 2024 and will be based on the Company's assessment of the probability of the achievement of the 2023 PSUs performance conditions.

Employee Stock Purchase Plan

The Company's stockholders approved the Company's ESPP in May 2015 and approved an amendment and restatement of the Company’s ESPP in June 2020. The ESPP provides eligible employees with an opportunity to purchase common stock from the Company and to pay for their purchases through payroll deductions. The ESPP will be implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, the Compensation Committee of the Company's board of directors may specify offerings with a duration of not more than 12 months and may specify shorter purchase periods within each offering. During each purchase period, payroll deductions will accumulate, without interest. On the last day of the purchase period, accumulated payroll deductions will be used to purchase common stock for employees participating in the offering.

Pursuant to the ESPP, the purchase price will be 85% of the fair market value per share of the Company's common stock on either the offering date or on the purchase date, whichever is less.

The Company's board of directors has determined that the offering periods will begin each calendar year on August 1 and February 1, will be twelve (12) months in duration and include two (2) purchase periods, each purchase period lasting six (6) months. The Company's board of directors has determined that the purchase price will be 85% of the fair market value per share of the Company's common stock on either the offering date, which is the first trading day of the offering period, or the purchase date, which is the last trading day of the purchase period, whichever is less. The length of the offering period, the purchase period and the purchase price may not be changed without the approval of the independent members of the Compensation Committee of the Company's board of directors. If the fair market value of a share of the Company's common stock on any purchase date within a particular offering period is less than the fair market value on the start date of that offering period, then the offering period will automatically terminate and the employees in that offering period will automatically be transferred and enrolled in a new offering period which will begin on the next day following such purchase date.

No employee is permitted to accrue, under the ESPP, a right to purchase stock of the Company having a value in excess of $25,000 of the fair market value of such stock (determined at the time the right is granted) for each calendar year. As of December 31, 2023, 1,189,513 shares of common stock were reserved for issuance under the ESPP.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

Stock-based Compensation

The following table summarizes stock-based compensation expense related to stock options, RSUs and the ESPP for the years ended December 31, 2023, 2022 and 2021, and are included in the consolidated statements of operations as follows (in thousands of dollars):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$1,779	$1,053	$640
Research and development	5,277	6,004	4,636
Selling and marketing	9,588	5,936	4,390
General and administrative	16,497	13,741	12,853
Total stock-based compensation expense	$33,141	$26,734	$22,519

As of December 31, 2023, the Company had $61.7 million of unrecognized compensation expense related to unvested stock options and RSUs, which is expected to be recognized over an estimated weighted-average period of 2.5 years.

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

The estimated grant-date fair value of employee stock options using the Black-Scholes option-pricing model was based on the following assumptions:

Year Ended December 31,
	2023	2022	2021
Weighted-average volatility	68.82 - 69.78%	62.64 - 67.66%	56.83 - 60.48%
Weighted-average expected term (years)	5.44 - 5.66	5.26 - 5.27	5.05 - 5.25
Risk-free interest rate	3.51 - 4.72%	1.72 - 4.21%	0.40 - 1.21%
Expected dividend yield	—	—	—

The estimated grant date fair value of the ESPP shares was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

Year Ended December 31,
	2023	2022	2021
Weighted-average volatility	54.86 - 83.69%	75.04 - 88.59%	62.03 - 80.70%
Weighted-average expected term (years)	0.50 - 1.00	0.50 - 1.00	0.50 - 1.00
Risk-free interest rate	4.61 - 5.46%	0.47 - 2.96%	0.06 - 0.08%
Expected dividend yield	—	—	—

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

10. Income Taxes

The Company generated a pre-tax loss of $76.6 million, $36.4 million and $81.6 million in the United States for the years ended December 31, 2023, 2022 and 2021, respectively. Starting in 2020, the Company began generating pre-tax loss outside the United States. Pre-tax loss has been recorded in the following jurisdictions for the years ended December 31, 2023, 2022 and 2021 (in thousands of dollars):

	Year Ended December, 31,
	2023	2022	2021
United States	$(15,853)	$(16,816)	$(68,707)
Foreign	(60,759)	(19,611)	(12,942)
Total	$(76,612)	$(36,427)	$(81,649)

The Company recorded an income tax benefit in 2023 of $2.2 million primarily due to reductions in deferred tax liabilities from acquired entities partially offset by foreign and state income taxes. The Company recorded an income tax provision in 2022 of $0.1 million primarily due to foreign and state income taxes offset partially by reductions in deferred tax liabilities from acquired entities. The Company recorded an income tax benefit in 2021 of $6.1 million primarily due to the release of certain valuation allowances on the Company's deferred tax assets upon recording of the deferred tax liabilities upon acquisition of Decipher Biosciences and a provision benefit recorded on the 2021 year loss of HalioDx French entity. The components of the (benefit) provision for income taxes are as follows for the years ended December 31, 2023, 2022 and 2021 (in thousands of dollars):

	Year Ended December, 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State	1,520	426	63
Foreign	193	134	54
Total current	1,713	560	117
Deferred:
Federal	—	—	(3,526)
State	(90)	118	(508)
Foreign	(3,831)	(545)	(2,169)
Total deferred	(3,921)	(427)	(6,203)
Total income tax provision (benefit)	$(2,208)	$133	$(6,086)

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

The Company follows FASB ASC No. 740, Income Taxes for the Computation and Presentation of its Tax Provision. The following table presents a reconciliation of the income tax expense computed at the statutory federal rate and the Company's income tax expense for the periods presented (in thousands of dollars):

	Year Ended December, 31,
	2023	2022	2021
U.S. federal taxes at statutory rate	$(16,088)	$(7,573)	$(17,146)
State tax (net of federal benefit)	(491)	720	(1,609)
Foreign rate differential	9,049	3,726	674
Non-deductible officers' compensation	639	729	3,055
Transaction costs	477	—	2,255
Permanent differences	419	79	59
Stock based compensation - excess benefit	739	1,874	(5,687)
Tax credits	(1,551)	(936)	(714)
Other	(176)	—	—
Change in valuation allowance	4,775	1,514	13,027
Total	$(2,208)	$133	$(6,086)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands of dollars):

	Year Ended December 31,
	2023	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$110,975	$126,225	$133,492
Research and development credits	10,728	8,907	7,926
Section 174 capitalization	17,388	6,719	—
Stock-based compensation	4,503	4,080	3,760
NanoString intangibles and goodwill	8,778	1,447	1,244
Operating lease liability	3,335	3,622	4,327
Accruals and other	7,128	6,596	7,099
Gross deferred tax assets	162,835	157,596	157,848
Valuation allowance	(139,920)	(125,378)	(120,586)
Net deferred tax assets	22,915	32,218	37,262
Deferred tax liabilities:
Property and equipment	(83)	(235)	(219)
Other acquired intangibles	(17,358)	(29,457)	(34,823)
In-process research and development	(3,461)	(3,702)	(3,892)
ROU assets	(2,747)	(3,355)	(3,920)
Gross deferred tax liabilities	(23,649)	(36,749)	(42,854)
Net deferred tax liabilities	(23,649)	(36,749)	(42,854)
Net deferred taxes	$(734)	$(4,531)	$(5,592)

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

The Company records net deferred tax assets to the extent it is more likely than not that the assets will be realized. In making such determination, the Company considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets. The valuation allowance increased $14.5 million, $4.8 million and $41.9 million during the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, the Company had net operating loss carryforwards of approximately $320.7 million, $77.4 million and $113.6 million available to reduce future taxable income, if any, for federal, California and other state income tax purposes, respectively. The U.S. federal net operating loss carryforwards will begin to expire in 2035 while for state purposes, the net operating losses begin to expire in 2024.

As of December 31, 2023, the Company had foreign net operating loss carryforwards of approximately $71.0 million and $53.1 million available to reduce future taxable income, if any, for Canadian and French income tax purposes, respectively. The Canada net operating loss carryforwards will begin to expire in 2034, while for French purposes, the net operating losses will carryforward indefinitely.

As of December 31, 2023, the Company had net research and development credit carryforwards of approximately $8.3 million and $7.1 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The federal credit carryforwards begin to expire in 2028. California credits have no expiration date. Other state credit carryforwards begin to expire in 2024.

The Company also had scientific net research and development credit carryforwards of approximately $1.8 million available to reduce future taxable income, if any, for Canadian income tax purposes. The credit carryforwards begin to expire in 2025.

The Internal Revenue Code of 1986, as amended, imposes restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Accordingly, a company's ability to use net operating losses and tax credits may be limited as prescribed under Internal Revenue Code Section 382 and 383, or IRC Section 382. Events which may cause limitations in the amount of the net operating losses or tax credits that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Utilization of the federal and state net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 rules and similar state provisions. In the event the Company has any changes in ownership, net operating losses and research and development credit carryovers could be limited and may expire unutilized.

Uncertain Tax Positions

As of December 31, 2023, the Company had unrecognized tax benefits of $5.7 million, none of which currently would affect the Company's effective tax rate if recognized due to the Company's deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at December 31, 2023 will significantly increase or decrease within the next 12 months.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands of dollars):

	Year Ended December 31,
	2023	2022	2021
Unrecognized tax benefits, beginning of period	$4,888	$4,452	$3,563
Gross increases—tax position in prior period	37	—	515
Gross decreases—tax position in prior period	(11)	(31)	—
Gross increases—current period tax position	773	467	374
Lapse of statute of limitations	—	—	—
Unrecognized tax benefits, end of period	$5,687	$4,888	$4,452

It is the Company's policy to include penalties and interest expense related to income taxes as a component of other income (expense), net, and interest expense, respectively, as necessary. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2023.

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

The Inflation Reduction Act of 2022 was signed into law August 16, 2022, and includes significant legislation addressing taxes, inflation, climate change and renewable energy incentives, and healthcare. Key tax provisions include a 15% corporate minimum tax, clean energy incentives, and a 1% excise tax on stock buybacks. The provisions of such legislation did not have any impact on the effective tax rate of the Company during 2023, and the Company will continue to evaluate the tax effects should any provisions become applicable to the Company.

Change to Internal Revenue Code Section 174 under the 2017 Tax Cuts and Jobs Act went into effect during 2022. The revised code no longer permits a deduction for research and development expenditures in the tax year that such costs incurred. Instead, such costs must be capitalized and amortized over five or 15 years for U.S. and foreign costs, respectively. The Company capitalized such costs in its 2022 and 2023 income tax provisions, resulting in an increase in deferred tax assets.

11. Employee Benefit Plans

401(k) plan

The Company sponsors a 401(k) defined contribution plan covering all employees. Under the plan, participants are entitled to make pre-tax contributions up to the annual maximums established by the Internal Revenue Service. The Company, at its discretion, may make matching contributions to the 401(k) plan. Employer contributions to the plan were $1.5 million, $1.4 million and $1.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Pension plan

The Company also maintains a defined benefit plan for certain non-U.S. employees of its Veracyte SAS subsidiary. The pension liability is included in other long-term liabilities on the Company's consolidated balance sheets and totaled $0.8 million and $0.7 million as of December 31, 2023 and 2022, respectively.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

12. Components of Other Income, net

Other income, net consists of the following (in thousands of dollars):

	Year Ended December 31,
	2023	2022	2021
French research tax credits	$571	$2,423	$1,535
Interest and dividend income	7,344	1,972	135
Interest expense	(15)	(198)	(241)
Gain (loss) on currency revaluation	723	197	(1,081)
Other	560	260	(94)
Total	$9,183	$4,654	$254

13. Subsequent Event

On February 5, 2024 the Company completed its previously announced acquisition of 100% of the outstanding equity of C2i for a purchase price of $70.0 million to C2i securityholders, subject to customary purchase price adjustments. C2i was a privately-held company providing MRD detection. The consideration to acquire C2i comprised $8.0 million deposited into escrow to secure certain indemnification obligations of the C2i securityholders, $0.2 million deposited with the securityholders’ agent for payment or reimbursement of certain expenses potentially to be incurred by the securityholders’ agent in connection with the acquisition and the as-adjusted remainder paid to the C2i securityholders in an aggregate amount of up to 2,698,349 shares of the Company's common stock. In addition, the Company may pay up to $25.0 million to C2i securityholders based on the achievement of future performance milestones over the next two years, or the Milestone Payments. Subject to certain limitations, the Milestone Payments shall be payable in cash or shares of the Company's common stock at the Company's election.

In accordance with ASC Topic 805, Business Combinations, or Topic 805, the C2i acquisition will be accounted for as a business combination. Due to the close proximity of the acquisition date and the filing of the Company`s Annual Report on Form 10-K for the year ended December 31, 2023, the Company is unable to disclose the information required by Topic 805. The results of operations of C2i will be consolidated with those of the Company from the acquisition date, beginning in the first quarter of 2024.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, which are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria established in Internal Control Integrated Framework, or 2013 Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Our management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Veracyte, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Veracyte, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Veracyte, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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
February 29, 2024

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to directors is incorporated by reference from the information contained in our proxy statement to be filed with the Securities and Exchange Commission no later than 120 days from the end of our fiscal year ended December 31, 2023 in connection with the solicitation of proxies for our 2024 Annual Meeting of Stockholders, or the Proxy Statement.

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

3.     Exhibits

See Item 15(b) below. Each management contract or compensating plan or arrangement required to be filed has been identified.

(b)Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-36156	3.2	6/9/2023
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36156	3.3	6/9/2023
4.1	Form of Common Stock Certificate	S-1/A	333-191282	4.1	10/15/2013
4.2	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended					X
10.1#	Form of Indemnification Agreement between the Registrant and its officers and directors	S-1/A	333-191282	10.1	10/7/2013
10.2#	2008 Stock Plan and forms of agreements thereunder	S-1	333-191282	10.2	9/20/2013
10.3#	2013 Stock Incentive Plan, as amended, and forms of stock option award agreement, stock option exercise agreement, restricted stock agreement and restricted stock unit agreement	8-K	001-36156	10.1	3/3/2021
10.4#	Form of stock option award under 2013 Stock Incentive Plan	10-Q	001-36156	10.1	11/2/2020
10.5#	Form of stock unit award under 2013 Stock Incentive Plan	10-Q	001-36156	10.1	11/2/2020
10.6#	Amended and Restated Employee Stock Purchase Plan	10-Q	001-36156	10.1	7/30/2020
10.7	Lease Agreement between Riata Holdings, L.P., as landlord, and the Registrant, as tenant, dated November 28, 2012	S-1	333-191282	10.6	9/20/2013
10.8	Second Amendment to Lease Agreement dated as of August 14, 2017 by and between BRI 1868 RIATA, LLC and the Registrant	10-Q	001-36156	10.1	11/7/2017

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.9	First Amendment to Lease Agreement dated as of January 7, 2014 by and between Riata Holdings, L.P. and the Registrant	10-K	001-36156	10.7	3/20/2014
10.10	Office Building Lease by and between American Fund US Investments LP and the Registrant dated April 29, 2015	10-Q	001-36156	10.2	8/13/2015
10.11	First Amendment to Office Building Lease dated May 3, 2016 by and between American Fund US Investments LP and the Registrant	10-K	001-36156	10.9	2/27/2018
10.12	Second Amendment to Office Building Lease dated February 8, 2017 by and between CRP 6000 Shoreline, L.L.C. and the Registrant	10-K	001-36156	10.10	3/1/2017
10.13#	Form of Performance Stock Unit	10-Q	001-36156	10.1	5/1/2018
10.14†	License and Asset Purchase Agreement, dated December 3, 2019, between NanoString Technologies, Inc. and the Registrant	8-K	001-36156	2.1	12/3/2019
10.15#	Employment Agreement, dated as of May 7, 2021, between Marc Stapley and the Registrant	10-Q	001-36156	10.2	7/29/2021
10.16#	Change in Control and Severance Agreement, effective June 1, 2021 between Marc Stapley and the Registrant	10-Q	001-36156	10.3	7/29/2021
10.17#	Amended and Restated Offer Letter, dated August 15, 2021, between the Registrant and Rebecca Chambers	10-Q	001-36156	10.1	11/9/2021
10.18#	Change in Control and Severance Agreement, effective July 19, 2021 between Rebecca Chambers and the Registrant	10-Q	001-36156	10.2	11/9/2021
10.19#	Offer Letter, dated as of January 9, 2023, between Annie McGuire and the Registrant	10-K	001-36156	10.32	3/1/2023
10.20#	Change of Control and Severance Agreement, effective January 1, 2023, between Annie McGuire and the Registrant	10-K	001-36156	10.33	3/1/2023
10.21#	2023 Equity Incentive Plan (incorporated by reference to Appendix A of Veracyte, Inc.’s Definitive Proxy Statement on Schedule 14A)	DEF-14A	001-36156	Appendix A	4/27/2023
10.22#	Form of agreements under the 2023 Equity Incentive Plan	8-K	001-36156	10.2	6/9/2023
10.23#	Promotion Letter, dated as of August 22, 2023, between John Leite and the Registrant					X
10.24#	Change of Control and Severance Agreement, effective September 1, 2023, between John Leite and the Registrant					X
10.25#	Offer Letter, dated as of September 11, 2023, between Phil Febbo and the Registrant					X
10.26#	Change of Control and Severance Agreement, effective October 2, 2023, between Phil Febbo and the Registrant					X
10.27#	2019 Stock Incentive Plan of C2i Genomics, Inc.					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.28#	Form of Option Grant under the 2019 Stock Incentive Plan of C2i Genomics, Inc.					X
10.29#	Form of Stock Option Assumption Notice by the Registrant to Option holders of C2i Genomics, Inc.					X
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see the signature page of this Annual Report on Form 10-K)					X
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X
32.2*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X
97.1	Compensation Recovery Policy					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)					X
_____________________________________________

#	Indicates management contract or compensatory plan or arrangement.
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
Date: February 29, 2024

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

Signature	Title	Date

/s/ MARC STAPLEY	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2024
Marc Stapley

/s/ REBECCA CHAMBERS	Chief Financial Officer (Principal Financial Officer)	February 29, 2024
Rebecca Chambers

/s/ JONATHAN WYGANT	Chief Accounting Officer (Principal Accounting Officer)	February 29, 2024
Jonathan Wygant

/s/ ROBERT S. EPSTEIN, M.D., M.S.	Chairperson and Director	February 29, 2024
Robert S. Epstein, M.D., M.S.

/s/ JOHN L. BISHOP	Director	February 29, 2024
John L. Bishop

/s/ ELIAV BARR, M.D.	Director	February 29, 2024
Eliav Barr, M.D.

/s/ MUNA BHANJI	Director	February 29, 2024
Muna Bhanji

/s/ KARIN EASTHAM	Director	February 29, 2024
Karin Eastham

/s/ JENS HOLSTEIN	Director	February 29, 2024
Jens Holstein

/s/ EVAN JONES	Director	February 29, 2024
Evan Jones