Form 10-Q
period 2024-03-31
VERACYTE, INC.
filed 2024-05-08
CIK 1384101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
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

As of May 3, 2024, there were 76,448,070 shares of common stock, par value $0.001 per share, outstanding.

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

•the factors that may impact our financial results;
•our expectations regarding total revenue and total test volume;
•our expectations with respect to our future research and development, general and administrative and selling and marketing expenses and our anticipated uses of our funds;
•our expectations with respect to the impact of inflation, rising interest rates and foreign exchange fluctuations, as well as regional conflicts globally, energy and supply chain disruptions, and the resulting market volatility on our business;
•our beliefs with respect to the optimization of our processes for the analysis of ribonucleic acid, or RNA, samples;
•our beliefs with respect to importance of maintaining libraries of clinical evidence;
•our expectations regarding the Percepta Nasal Swab classifier for early lung cancer detection;
•our expectations regarding the addition of minimal residual detection capabilities to our diagnostic platform;
•our expectations regarding the timing and success of our transition to offering more of our tests as in vitro diagnostic tests on multiple platforms worldwide;
•our ability to continue to receive quality reagents and other raw materials from certain single source suppliers;
•our ability to successfully integrate C2i Genomics, Inc., or C2i, HalioDx and Decipher Biosciences into our business and our ability to deploy the nCounter Analysis System successfully and run our tests on this and other platforms worldwide;
•our expectations regarding our partnerships and agreements;
•our expectations regarding capital expenditures, our anticipated cash needs and our estimates regarding our capital requirements and profitability;
•our business strategy and our ability to execute on our strategy;
•our ability to obtain and maintain Medicare, other government payer, and other commercial third party payer reimbursement at acceptable levels and our expectations regarding the timing of reimbursement;
•our expectations with regard to the estimated number of patients eligible for our tests and the attributes and potential benefits of our tests and any future tests we may develop to patients, physicians, and payers;
•our expectations on our ability to drive demand for and reimbursement of our tests; our sales, marketing and distribution capabilities and strategy;
•our intellectual property position;
•the impact of government laws and regulations, policies, guidance agency interpretations and judicial decisions; and
•our beliefs in our competitive position.

We caution you that the foregoing list does not contain all of the forward-looking statements made in this report. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, and financial needs. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ
ii

materially from those projected in the forward-looking statements. We disclaim any intention or obligation to publicly update or revise any forward-looking statements for any reason or to conform such statements to actual results or revised expectations, except as required by law.

iii

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements-(Unaudited)

VERACYTE, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share and par value amounts)

	March 31, 2024	December 31, 2023
		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$209,188	$216,454
Accounts receivable	46,665	40,378
Supplies and inventory	18,328	16,128
Prepaid expenses and other current assets	16,237	12,661
Total current assets	290,418	285,621
Property, plant and equipment, net	21,566	20,584
Right-of-use assets, operating leases	11,167	10,277
Intangible assets, net	116,348	88,593
Goodwill	753,853	702,984
Restricted cash	1,082	876
Other assets	5,639	5,971
Total assets	$1,200,073	$1,114,906
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,152	$12,943
Accrued liabilities	30,293	38,427
Current portion of deferred revenue	2,602	2,008
Current portion of acquisition-related contingent consideration	6,934	2,657
Current portion of operating lease liabilities	5,982	5,105
Current portion of other liabilities	89	101
Total current liabilities	58,052	61,241
Deferred tax liabilities	1,340	734
Acquisition-related contingent consideration, net of current portion	13,446	518
Operating lease liabilities, net of current portion	8,058	7,525
Other liabilities	528	786
Total liabilities	81,424	70,804
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 76,425,272 and 73,264,738 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	76	73
Additional paid-in capital	1,617,465	1,536,168
Accumulated deficit	(469,985)	(468,121)
Accumulated other comprehensive loss	(28,907)	(24,018)
Total stockholders’ equity	1,118,649	1,044,102
Total liabilities and stockholders’ equity	$1,200,073	$1,114,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
 Condensed Consolidated Statements of Operations
 (Unaudited)
 (In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue:
Testing revenue	$90,303	$72,396
Product revenue	3,537	3,892
Biopharmaceutical and other revenue	3,004	6,134
Total revenue	96,844	82,422
Operating expenses:
Cost of testing revenue	25,979	19,648
Cost of product revenue	2,644	2,162
Cost of biopharmaceutical and other revenue	2,838	4,419
Research and development	15,965	12,769
Selling and marketing	23,782	26,130
General and administrative	26,210	21,053
Impairment of long-lived assets	429	1,410
Intangible asset amortization	3,653	5,329
Total operating expenses	101,500	92,920
Loss from operations	(4,656)	(10,498)
Other income, net	2,748	2,407
Loss before income taxes	(1,908)	(8,091)
Income tax benefit	(44)	—
Net loss	$(1,864)	$(8,091)
Net loss per common share, basic and diluted	$(0.02)	$(0.11)
Shares used to compute net loss per common share, basic and diluted	74,759,789	72,175,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
 Condensed Consolidated Statements of Comprehensive Loss
 (Unaudited)
 (In thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(1,864)	$(8,091)
Other comprehensive income (loss):
Change in currency translation adjustments	(4,889)	4,480
Net comprehensive loss	$(6,753)	$(3,611)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	73,265	$73	$1,536,168	$(468,121)	$(24,018)	$1,044,102
Issuance of common stock and options for acquisition	2,698	3	74,142	—	—	74,145
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	382	—	1,271	—	—	1,271
Issuance of common stock under employee stock purchase plan (ESPP)	80	—	1,697	—	—	1,697
Tax portion of vested restricted stock units	—	—	(3,832)	—	—	(3,832)
Stock-based compensation expense (employee)	—	—	7,728	—	—	7,728
Stock-based compensation expense (ESPP)	—	—	291	—	—	291
Net loss	—	—	—	(1,864)	—	(1,864)
Other comprehensive income	—	—	—	—	(4,889)	(4,889)
Balance at March 31, 2024	76,425	$76	$1,617,465	$(469,985)	$(28,907)	$1,118,649

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	71,959	$72	$1,500,191	$(393,717)	$(31,346)	$1,075,200
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	332	—	1,988	—	—	1,988
Issuance of common stock under ESPP	92	—	1,974	—	—	1,974
Tax portion of vested restricted stock units	—	—	(2,277)	—	—	(2,277)
Stock-based compensation expense (employee)	—	—	7,612	—	—	7,612
Stock-based compensation expense (ESPP)	—	—	373	—	—	373
Net loss	—	—	—	(8,091)	—	(8,091)
Other comprehensive loss	—	—	—	—	4,480	4,480
Balance at March 31, 2023	72,383	$72	$1,509,861	$(401,808)	$(26,866)	$1,081,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(1,864)	$(8,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,590	6,670
Loss on disposal of property, plant and equipment	30	121
Stock-based compensation	8,019	7,985
Deferred income taxes	(120)	—
Noncash lease expense	1,139	903
Revaluation of acquisition-related contingent consideration	5	(485)
Effect of foreign currency on operations	637	(224)
Impairment loss	429	1,410
Changes in operating assets and liabilities:
Accounts receivable	(6,459)	(1,302)
Supplies and inventory	(2,303)	1,055
Prepaid expenses and other current assets	(2,738)	(3,064)
Other assets	259	(491)
Operating lease liabilities	(1,053)	(950)
Accounts payable	(1,544)	2,012
Accrued liabilities and deferred revenue	(8,993)	(7,721)
Net cash used in operating activities	(8,966)	(2,172)
Investing activities
Acquisition of C2i, net of cash acquired	5,012	—
Purchase of short-term investments	—	(19,700)
Proceeds from sale of short-term investments	—	39,773
Proceeds from maturity of short-term investments	—	5,000
Purchases of property, plant and equipment	(2,134)	(993)
Net cash provided by investing activities	2,878	24,080
Financing activities
Payment of taxes on vested restricted stock units	(3,832)	(2,277)
Proceeds from the exercise of common stock options and employee stock purchases	2,968	3,962
Net cash (used in) provided by financing activities	(864)	1,685
Increase (decrease) in cash, cash equivalents and restricted cash	(6,952)	23,593
Effect of foreign currency on cash, cash equivalents and restricted cash	(108)	50
Net increase (decrease) in cash, cash equivalents and restricted cash	(7,060)	23,643
Cash, cash equivalents and restricted cash at beginning of period	217,330	154,996
Cash, cash equivalents and restricted cash at end of period	$210,270	$178,639
Supplementary cash flow information:
Purchases of property, plant and equipment included in accounts payable and accrued liability	$1,754	$1,624
Cash, Cash Equivalents and Restricted Cash:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$209,188	$216,454
Restricted cash	1,082	876
Total cash, cash equivalents and restricted cash	$210,270	$217,330

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

The Company currently offers tests in thyroid cancer (Afirma); prostate cancer (Decipher Prostate); breast cancer (Prosigna); and bladder cancer (Decipher Bladder). The Company’s Percepta Nasal Swab test is being run in its Clinical Laboratory Improvement Amendments of 1988, or CLIA, certified lab in support of clinical studies and its test for lymphoma is in development as a companion diagnostic.

The Company serves global markets with two complementary models. In the United States, it offers laboratory developed tests, or LDTs, through its centralized, CLIA certified laboratories in South San Francisco and San Diego, California, supported by its cytopathology expertise in Austin, Texas. Additionally, primarily outside of the United States, the Company provides its Prosigna test to patients through distribution to laboratories and hospitals that can perform the tests locally as an IVD test that runs on the nCounter Analysis System.

In February 2024, the Company acquired C2i, a minimal residual disease, or MRD, detection company. Refer to Note 4 Business Combination for additional information.

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023, the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2024 and 2023, the condensed consolidated statements of stockholders' equity for the three months ended March 31, 2024 and 2023, and the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results, stockholders' equity and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2023 has been derived from audited financial statements. The results for the three months ended March 31, 2024 are not indicative of the results expected for the full year or any other period. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company operates in one segment.

The accompanying interim period condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Reclassifications

Certain prior period balances have been reclassified to conform to current period presentation of the Company’s consolidated financial statements and accompanying notes. Such reclassifications have no effect on previously reported results of operations, accumulated deficit, subtotals of operating, investing or financing cash flows or consolidated balance sheet totals; however, for the three months ended March 31, 2023, the Company reclassified $1.4 million of impairment of long-term assets from the general and administrative caption in the condensed consolidated statements of operations to a separate caption within operating expenses.

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

Several of the components of the Company’s sample collection kits and test reagents, and the nCounter Analysis system and some of the related service kits, are obtained from single-source suppliers. If these single-source suppliers fail to satisfy the Company’s requirements on a timely basis, or are unable to provide the Company with reagents that perform to specifications, the Company could suffer delays in being able to deliver its diagnostic solutions, suffer a possible loss of revenue, or incur higher costs, any of which could adversely affect its operating results.

Through March 31, 2024, the Company has derived most of its revenue from the sale of Decipher and Afirma testing. To date, Decipher and Afirma testing have been delivered primarily to physicians in the United States.

The Company is also subject to credit risk from its accounts receivable related to its sales. Credit risk for accounts receivable from testing revenue is incorporated in testing revenue accrual rates as the Company assesses historical collection rates and current developments to determine accrual rates and amounts the Company will ultimately collect. The Company generally does not perform evaluations of customers’ financial condition for testing revenue and generally does not require collateral. The Company assesses credit risk and the amount of accounts receivable the Company will ultimately collect for product, biopharmaceutical and other revenue based on collection history, current developments and credit worthiness of the customer. The estimate of credit losses is not material at March 31, 2024.

The Company’s total third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended March 31,
	2024	2023
Medicare	31%	31%
UnitedHealthcare	9%	10%
	40%	41%

The Company's significant third-party payers in excess of 10% of total accounts receivable and their related accounts receivable balance as a percentage of total accounts receivable were as follows:

	March 31, 2024	December 31, 2023
Medicare	20%	20%

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
Cash and Cash Equivalents

The Company considers demand deposits in a bank, money market funds and highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Restricted Cash

The Company had deposits of $1.1 million and $0.9 million included in long-term assets as of March 31, 2024 and December 31, 2023, respectively, restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the Company's leases.

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

Testing Revenue

The Company recognizes revenue from the sale of tests performed for customers, including patients and institutions, at the time test results are reported to physicians. Most tests requested by customers are sold without a written agreement; however, the Company determines that an implied contract exists with its customers for whom a physician will order the test. The Company identifies each sale of its test to a customer as a single performance obligation. A stated contract price does not exist and the transaction price for each implied contract with a customer represents variable consideration. The Company estimates the variable consideration under the portfolio approach and considers the historical reimbursement data from third-party commercial and governmental payers and patients, as well as known or anticipated reimbursement trends not reflected in the historical data. The Company monitors the estimated amount to be collected in the portfolio at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Both the estimate and any subsequent revision contain uncertainty and require the use of significant judgment in the estimation of the variable consideration and application of the constraint for such variable consideration. The Company analyzes its actual cash collections over the expected reimbursement period and compares it with the estimated variable consideration for each payer group and any difference is recognized as an adjustment to estimated revenue after the expected reimbursement period, subject to assessment of the risk of future revenue reversal. For the three months ended March 31, 2024 and 2023, the Company recorded $3.0 million and $2.3 million as revenue, respectively, resulting from cash collections exceeding the estimated variable consideration related to tests reported in previous years, including revenue received from successful appeals of reimbursement denials, net of recoupments.

Product Revenue

The Company's products consist of the Prosigna breast cancer assay, the nCounter Analysis System, related diagnostic kits and services. Product revenue from diagnostic kits is generally recognized upon shipment. Product revenue from

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
instruments is generally recognized when the instrument is ready for use by the end customer. Shipping and handling costs incurred for product shipments are included in product revenue. Revenue is presented net of the taxes that are collected from customers and remitted to governmental authorities.

Biopharmaceutical and Other Revenue

The Company enters into arrangements to license or provide access to its assets or services, including clinical and testing services, research and development, contract manufacturing and development, as well as other services, which are classified under biopharmaceutical and other revenue. Such arrangements may require the Company to deliver various rights, data, test results, manufactured diagnostic test kits, services and/or samples, including intellectual property rights/licenses and biopharmaceutical research and development services. The Company receives consideration in the form of upfront license fees; payments on delivery of data, test results or manufactured products; costs of service plus margin; and development and commercial performance milestone payments.

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

Accounts receivable from biopharmaceutical and other revenue was $4.0 million at March 31, 2024 and $6.0 million at December 31, 2023. There was $2.6 million and $2.0 million of deferred revenue related to these agreements at March 31, 2024 and December 31, 2023, respectively. Revenue included in biopharmaceutical and other revenue for the three months ended March 31, 2024 and 2023 was as follows (in thousands of dollars):

	Three Months Ended March 31,
	2024	2023
Biopharmaceutical revenue	$953	$4,447
Contract manufacturing and testing	2,051	1,687
Total	$3,004	$6,134

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

Cost of Biopharmaceutical and Other Revenue

Cost of biopharmaceutical and other revenue consists of costs of performing activities under arrangements that require the Company to license or provide access to its assets or services, including clinical and testing services, research and development, contract manufacturing and development, as well as other services.

Pension Liability

The Company offers a defined benefit pension plan to certain non-U.S. employees of its Veracyte SAS subsidiary. As of March 31, 2024 and December 31, 2023, the total pension obligation was $0.5 million and $0.8 million, respectively, and is included in other liabilities on the condensed consolidated balance sheets.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). This update requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. This ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will result in the required additional disclosures being included in the Company's consolidated financial statements, once adopted.

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

	Three Months Ended March 31,
	2024	2023
Shares of common stock subject to outstanding options	3,627,695	3,767,086
Employee stock purchase plan	29,334	33,998
Restricted stock units	2,936,332	2,349,151
Total common stock equivalents	6,593,361	6,150,235

3. Balance Sheet Components

Goodwill

The changes in the carrying amounts of goodwill were as follows (in thousands of dollars):

Amounts
Balance as of December 31, 2023	$702,984
Goodwill acquired - C2i	55,974
Effect of foreign currency translation on Goodwill acquired - HalioDx	(5,105)
Balance as of March 31, 2024	$753,853

Intangible Assets, Net

Intangible assets include finite-lived product technology, customer relationships, licenses and trade names and indefinite-lived in-process research and development. Intangible assets consisted of the following (in thousands of dollars):

	March 31, 2024			December 31, 2023			Weighted Average Remaining Amortization Period (Years)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Percepta product technology	$16,000	$(9,600)	$6,400	$16,000	$(9,333)	$6,667	6
Prosigna product technology	4,120	(1,190)	2,930	4,120	(1,122)	2,998	11
Prosigna customer relationships	2,430	(2,106)	324	2,430	(1,985)	445	1
LymphMark product technology	990	(613)	377	990	(577)	413	3
Decipher product technology	90,000	(27,484)	62,516	90,000	(25,234)	64,766	7
Decipher trade names	4,000	(2,443)	1,557	4,000	(2,243)	1,757	2
HalioDx developed technology	1,404	(374)	1,030	1,435	(346)	1,089	7
HalioDx customer relationships	2,699	(1,436)	1,263	2,760	(1,331)	1,429	2
HalioDx customer backlog	4,166	(2,734)	1,432	4,258	(2,529)	1,729	1
C2i developed technology	25,300	(281)	25,019	—	—	—	15
Total finite-lived intangibles	151,109	(48,261)	102,848	125,993	(44,700)	81,293	8.7
In-process research and development	13,500	—	13,500	7,300	—	7,300
Total intangible assets	$164,609	$(48,261)	$116,348	$133,293	$(44,700)	$88,593

Acquisition-related intangibles are generally finite-lived and are carried at cost less accumulated amortization. Amortization of the finite-lived intangible assets is recognized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized.

Amortization expense of $3.7 million and $5.3 million was recognized for the three months ended March 31, 2024 and 2023, respectively.

The estimated future aggregate amortization expense as of March 31, 2024 is as follows (in thousands of dollars):

Year Ending December 31,	Amounts
2024 remainder of year	$11,332
2025	14,250
2026	12,773
2027	12,169
2028	12,169
Thereafter	40,155
Total	$102,848

Impairment of Long-Lived Assets

Impairment of long-lived assets for the three months ended March 31, 2024 and 2023 was $0.4 million and $1.4 million, respectively, of impairment of right-of-use and fixed assets in relation to exiting our Watertown and Richmond facilities.

Supplies and Inventory

As of March 31, 2024 and December 31, 2023, supplies and inventory consisted of $13.7 million and $12.2 million, respectively, of lab supplies and reagents consumed in the performance of testing services, and $4.6 million and $4.0 million, respectively, of inventory related to finished and semi-finished components used in the assembly of diagnostic kits related to product sales and raw materials consumed in the contract manufacturing process.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands of dollars):

	March 31, 2024	December 31, 2023
Accrued compensation expenses	$16,948	$26,430
Accrued other	13,345	11,997
Total accrued liabilities	$30,293	$38,427

4. Business Combination

On February 5, 2024, or the Closing Date, the Company acquired 100% of the outstanding equity interests of C2i, or the C2i Acquisition. C2i was a privately-held company that developed a novel method for estimating tumor burden in cancer patients by analyzing a patient’s cell free DNA sequence and offered post-surgery monitoring of cancer recurrence and progression by analyzing subtle changes in the pattern of the tumor’s DNA. The consideration to acquire C2i was $100.2 million, comprised of $73.3 million in the form of approximately 2.7 million shares of the Company’s common stock based on the Company's share price on the Closing Date, $0.8 million of pre-combination portion of replacement stock options issued to C2i’s continuing employees, $17.2 million of contingent consideration that has been agreed to be paid on achievement of certain milestones and the remainder in cash. The Company incurred $4.9 million of transaction costs related to the of C2i Acquisition, which were recorded as general and administrative expense.

As part of the agreement, the Company deposited $8.0 million of the cash consideration into escrow for meeting any unresolved or unsatisfied claims for indemnifiable damages against C2i and any special tax claims. The balance after meeting these indemnification obligations will be paid directly to the securityholders of C2i. After deducting the expenses for indemnifiable damages and tax claims the escrow amount of $5.0 million will be released 18 months from the Closing Date and the balance of $3.0 million will be released 36 months after the Closing Date. As this payment is dependent on the resolution of claims that existed as of the Closing Date, the amount deposited into escrow is included in the purchase price.

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
In addition, pursuant to the Agreement and Plan of Merger, dated as of January 5, 2024, by and among the Company, C2i, Canary Merger Sub I, Inc., a Delaware corporation and wholly owned subsidiary of the Company, Veracyte Diagnostics, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company, and Fortis Advisors LLC, as the securityholders’ agent, or the Merger Agreement, the C2i noteholders are entitled to receive from the Company up to $25.0 million in contingent consideration that is dependent on the achievement of specified training requirements, licensing, regulatory and commercialization milestones and are payable in cash or shares of the Company’s common stock, at the Company's election.

The Company included financial results of C2i in its consolidated financial statements from the acquisition date, which contributed zero and $4.2 million of revenue and operating loss, respectively, including $1.3 million of severance and retention charges and $0.7 million of impairment of right-of-use asset and intangible asset amortization during the three months ended March 31, 2024.

Assets acquired and liabilities assumed are recorded based on valuations derived from estimated fair value assessments and assumptions used by the Company. While the Company believes that its estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. The following table summarizes the preliminary fair values of assets acquired and liabilities assumed in the C2i Acquisition at the Closing Date (in thousands):

Amount
Assets acquired:
Cash and cash equivalents	$13,677
Prepaid expenses and other current assets	998
Property, plant and equipment, net	277
Right of use assets, operating leases	1,277
Intangible assets, net	31,500
Restricted cash	188
Total identifiable assets acquired	47,917
Accounts payable	(59)
Accrued Liabilities	(1,540)
Current portion of deferred revenue	(94)
Current portion of operating lease liabilities	(441)
Deferred tax liability	(726)
Operating lease liabilities, net of current portion	(836)
Net identifiable assets acquired	44,221
Goodwill	55,974
Total purchase price	$100,195

Based on the guidance provided in ASC 805 Business Combinations, the Company accounted for the C2i Acquisition as a business combination in which the Company determined that C2i was a business which combines inputs and processes to create outputs, and substantially all of the fair value of gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets.

The Company's purchase price allocation for the C2i Acquisition is preliminary and subject to revision as additional information about the fair value of the assets and liabilities becomes available. The fair values assigned to tangible and intangible assets acquired, and liabilities assumed, are based on management’s estimates and assumptions and may be subject to change as additional information is received. Primary areas that are not yet finalized are related to certain income tax items, intangible assets and goodwill. Additional information that existed as of the closing date but not known at the time of this filing may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the Closing Date.

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
The intangible assets acquired included IPR&D assets and developed technology. The preliminary fair value of the Company's intangible assets as of the acquisition date and the method used to value these assets as well as the estimated economic lives for amortizable intangible assets were as follows (in thousands, except useful life which is in years):

	Fair Value	Estimated Useful Life	Valuation Method
Intangible Assets Acquired:
Developed Technology	$25,300	15	Relief from royalty method
IPR&D assets	6,200	Indefinite	Multi-period excess earnings method
Total intangible assets acquired	$31,500

The amortization expense for all acquired intangible assets will be recognized on a straight-line basis and recorded within intangible asset amortization.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The C2i acquisition resulted in the recognition of $56.0 million of goodwill which the Company believes consists primarily of expanded market and product opportunities, including an MRD platform, which will enable new areas of genomic testing.

In connection with the C2i Acquisition, a net deferred tax liability was assumed with a fair value of $0.7 million which primarily relates to future intangible asset amortization which is not deductible for income tax purposes.

Pro forma financial information (unaudited)

The supplemental pro forma financial information has been prepared using the acquisition method of accounting and is based on the historical financial information of C2i. The supplemental pro forma financial information does not necessarily represent what the combined companies' revenue or results of operations would have been had the acquisitions been completed on January 1, 2023, nor is it intended to be a projection of future operating results of the combined company. It also does not reflect any operating efficiencies or potential cost savings that might be achieved from synergies of combining C2i and the Company.

The unaudited supplemental pro forma financial information has been calculated after adjusting the results of the combined company to reflect incremental amortization expense resulting from the fair value adjustments for acquired intangible assets. Further, adjustments related to transaction costs and stock- based compensation expense are also reflected in the pro forma financial information in the table below:

	For the three months ended March 31,
	2024	2023
Total revenue	$96,844	$82,422
Net loss	$(4,019)	$(20,087)

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

The carrying amounts of certain financial instruments of the Company, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The fair value of the Company’s financial assets includes money market funds and deposits for leases of the Company's facilities. Money market funds, included in cash and cash equivalents in the accompanying condensed consolidated balance sheets, were $13.7 million and $1.4 million as of March 31, 2024 and December 31, 2023, respectively, and are Level I assets as described above. The deposits for the leases, included in restricted cash, were $1.1 million and $0.9 million as of March 31, 2024 and December 31, 2023, respectively, and are Level I assets as described above. There were no transfers between Levels 1, 2 or 3 for the three months ended March 31, 2024 and 2023.

As part of the Company’s agreement to acquire the exclusive global diagnostic license to the nCounter Analysis System, the Company may pay up to an additional $10.0 million in cash, contingent upon first achievement or occurrence, by or on behalf of the Company, of the commercial launch of the first, second and third diagnostic tests for use on the nCounter multiplex analysis system. This contingency was valued at $6.1 million as of the acquisition date and is remeasured to fair value at each reporting date until the contingent consideration is settled, with the corresponding changes included in general and administrative expense in the Company's condensed consolidated statements of operations. As of March 31, 2024 and December 31, 2023, this contingency was remeasured to $3.2 million and $3.2 million, respectively. For the three months ended March 31, 2024, no expense was recorded. For the three months ended March 31, 2023, reversals of expense $0.5 million was recorded. As of March 31, 2024, the achievement of one of the milestones is forecasted to occur within the next 12 months. As a result, $2.7 million of the contingent consideration is included in short term liabilities at March 31, 2024. In addition, the contingent consideration related to the C2i Acquisition as discussed in Note 4, is dependent on the achievement of certain milestones and is payable in cash or shares of the Company’s common stock, at the Company’s election, of up to $25 million and was valued at $17.2 million. The fair value of the contingent consideration related to the C2i Acquisition will be remeasured to fair value at each reporting date until the contingent consideration is settled, with the corresponding changes included in general and administrative expense. As of March 31, 2024, the achievement of one of the milestones is forecasted to occur within the next 12 months. As a result, $4.3 million of the contingent consideration is included in short term liabilities at March 31, 2024. The fair value of contingent consideration includes inputs that are not observable in the market and thus represents a Level III financial liability. The estimation of the fair value of the contingent consideration is based on the present value of the expected payments calculated by assessing the likelihood of when the related milestones would be achieved and estimating the Company's borrowing rate. These estimates form the basis for making judgments about the carrying value of the contingent consideration that are not readily apparent from other sources. Changes to the forecasts for the achievement of the milestones and the borrowing rate can significantly affect the estimated fair value of the contingent consideration. As of March 31, 2024 and December 31, 2023, the Company calculated the estimated fair value of the milestones using the following significant unobservable inputs:

	Value or Range (Weighted-Average)
Unobservable input	March 31, 2024	December 31, 2023
Discount rate	6.0%	6.8%
Probability of achievement	0% - 90% (64%)	10% - 80% (69%)

6. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory facilities in South San Francisco and San Diego, California; Austin, Texas; Marseille, France; Richmond, Virginia; and Watertown, Massachusetts, and leases certain equipment under various non-cancelable lease agreements. The lease terms extend to January 2029 and contain extension of lease terms and expansion options. The leases have a weighted average remaining lease term of 2.9 years as of March 31, 2024. The Company had deposits of $1.1 million and $0.9 million included in long-term assets as of March 31, 2024 and December 31, 2023, respectively, restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the leases.

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

Future minimum lease payments under non-cancelable operating leases as of March 31, 2024 are as follows (in thousands of dollars):

Year Ending December 31,	Amounts
Remainder of 2024	$4,993
2025	6,520
2026	1,964
2027	781
2028	746
Thereafter	535
Total future minimum lease payments	15,539
Less: amount representing interest	1,499
Present value of future lease payments	14,040
Less: short-term lease liabilities	5,982
Long-term lease liabilities	$8,058

The Company recognizes operating lease expense on a straight-line basis over the non-cancelable lease period. The following table summarizes operating lease expense and cash paid for amounts included in the measurement of lease liabilities (in thousands of dollars):

	Three Months Ended March 31,
	2024	2023
Operating lease expense	$1,543	$1,123
Cash paid for amounts included in the measurement of lease liabilities	$1,629	$1,177

The company has leased laboratory equipment under various financing leases. The total right-of-use assets and total financing lease liabilities for these financing leases were $0.1 million and $0.1 million, respectively, as of both March 31, 2024 and December 31, 2023, and are included in property, plant and equipment, net and other liabilities in the accompanying condensed consolidated balance sheets.

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

7. Stockholders’ Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows:

	March 31, 2024	December 31, 2023
Stock options and restricted stock units issued and outstanding	7,187,609	6,318,389
Stock options and restricted stock units available for grant under stock option plans	3,848,279	5,194,399
Common stock available for the Employee Stock Purchase Plan	1,109,722	1,189,513
Total	12,145,610	12,702,301

8. Components of Other Income

Other income, net consists of the following (in thousands of dollars):

	Three Months Ended March 31,
	2024	2023
French research tax credits	$570	$1,009
Interest income	2,695	1,189
Interest expense	—	(7)
Loss on currency revaluation	(560)	229
Other	43	(13)
	$2,748	$2,407

9. Income Taxes

The Company recorded income tax benefit of $44 thousand for the three months ended March 31, 2024 and no income tax benefit for the three months ended March 31, 2023.

The Inflation Reduction Act of 2022 was signed into law August 16, 2022, and includes significant legislation addressing taxes, inflation, climate change and renewable energy incentives, and healthcare. Key tax provisions include a 15% corporate minimum tax, clean energy incentives, and a 1% excise tax on stock buybacks. The provisions of such legislation have not had any impact on the effective tax rate of the Company and the Company will continue to evaluate the tax effects should any provisions become applicable to the Company.

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
In February 2024, we acquired C2i, a MRD detection company, which aims to expand our role across the patient cancer journey, moving from providing early decision support to following the patient through treatment, where we will be able to help monitor the success of a therapeutic or surgical intervention, and determine the best course of action for each patient.

Macroeconomic Factors

Recent interest rate increases and inflation in the United States and other markets globally, as well as turmoil in the global banking and finance system, have heightened the risk of an economic downturn or recession and volatility and have resulted in recent volatility in the capital or credit markets in the United States and globally. Moreover, the continued fluctuation of the U.S. dollar compared to other currencies, has impacted and may continue to impact our results of operations. We intend to continue to monitor macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions as appropriate. In addition, regional conflicts like those between Russia and Ukraine have increased the risk of disruptions to energy supplies in Europe, which may impact our ability to manufacture tests or perform services from our facility in Marseille, France, and other conflicts may adversely impact our business and operating results. Finally, the ongoing conflict in the Middle East may disrupt our Israel business operations and employees that we acquired through the C2i Acquisition.

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
•the seasonality inherent in our business, such as the impact of workdays per period, timing of industry conferences and timing of when patient deductibles are exceeded, which also impacts the reimbursement we receive from insurers; and
•our ability to obtain prior authorization or meet other requirements instituted by payers, benefit managers, or regulators necessary to be paid for our tests.

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

Biopharmaceutical and Other Revenue

We enter into arrangements to license or provide access to our assets or services, including clinical and testing services, research and development, contract manufacturing and development, as well as other services. Such arrangements may require us to deliver various rights, data, services, manufactured diagnostic test kits, access and/or testing services to partner biopharmaceutical and other companies. The underlying terms of these arrangements generally provide for consideration paid to us in the form of nonrefundable fees; payments on delivery of data, test results or manufactured products; costs of service plus margin; performance milestone payments; expense reimbursements and possibly royalty and/or other payments. Net sales of data or other services to our customers are recognized in accordance with ASC 606 and are classified under biopharmaceutical and other revenue. Payments received that are not related to sales or services to a customer are recorded as offsets against research and development expense or cost of biopharmaceutical and other revenue in our consolidated statements of operations.

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

Financial Overview

Revenue

Through March 31, 2024, we derived most of our revenue from the sale of Decipher and Afirma tests, delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of cash collection from the third-party payer and individual patients. Third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended March 31,
	2024	2023
Medicare	31%	31%
UnitedHealthcare	9%	10%
	40%	41%

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

Cost of Testing Revenue

The components of our cost of testing revenue are sample collection kit costs, reagent expenses, compensation expense, license fees and royalties, depreciation, other expenses such as equipment and laboratory supplies, and allocations of facility and information technology expenses. Costs associated with performing tests are recorded as the test is processed regardless of whether and when revenue is recognized with respect to that test. As a result, our cost of testing revenue as a percentage of testing revenue may vary significantly from period to period because we may not recognize all revenue in the period in which the associated costs are incurred. We expect cost of testing revenue in absolute dollars to increase as the number of tests we perform increases. However, we expect that the cost per test will decrease over time due to leveraging fixed costs, efficiencies we may gain as test volume increases and process enhancements such as automation, and other cost reductions. As we introduce new tests, initially our cost of testing revenue will be high as we expect to run suboptimal batch sizes, run quality control batches, test batches, registry samples, and generally incur costs that may suppress or reduce gross margins. This will disproportionately increase our aggregate cost of testing revenue until we achieve efficiencies in processing these new tests.

Cost of Product Revenue

Our cost of product revenue consists primarily of costs of purchasing instruments, components for the manufacturing of diagnostic kits, service kits from third-party contract manufacturers, installation, warranty, service and packaging and delivery costs. In addition, cost of product revenue includes royalty costs for licensed technologies included in our products and labor expenses. As our Prosigna test kits are sold in various configurations with different number of tests, our product cost per test will vary based on the specific kit configuration purchased by customers.

Cost of Biopharmaceutical and Other Revenue

Our cost of biopharmaceutical and other revenue are the costs of performing activities under arrangements that require us to perform research and development, contract testing services, commercialization, and contract manufacturing and development. This expense is mainly composed of compensation, manufacturing and laboratory supplies, and pass-through costs.

Research and Development

Research and development expenses include expenses incurred to collect clinical samples and conduct clinical studies to develop and support our products and pipeline, as well as develop future technology. These expenses consist of compensation expenses, direct research and development expenses such as laboratory supplies and costs associated with setting up and conducting clinical studies at domestic and international sites, professional fees, depreciation and amortization, other miscellaneous expenses and allocation of facility and information technology expenses. We expense all research and development costs in the periods in which they are incurred. We incurred a majority of our research and development expenses in 2023 and in the three months ended March 31, 2024 in support of our early-stage products, including Percepta Nasal Swab, as well as the development of new IVD products and discovery. Going forward, we expect to incur significant expense as we invest in the continued development of our innovation engine, early-stage products including our MRD tests, required clinical studies and the development of current tests on multiple IVD platforms.

Selling and Marketing

Selling and marketing expenses consist of compensation expenses, direct marketing expenses, professional fees, other expenses such as travel and communications costs, as well as allocation of facility and information technology expenses. Our sales team of approximately 110 representatives is organized by business unit in the U.S., with separate teams calling on thyroid cancer, and urologic cancer physicians. The business units have dedicated marketing support, as well as a marketing operations team that serves the commercial organization broadly. Prosigna sales outside of the U.S. are led by country managers and sales teams that call on laboratories and breast cancer oncologists, and have dedicated marketing support.

General and Administrative

General and administrative expenses include compensation expenses for executive officers and administrative, billing and client service personnel, professional fees for legal and audit services, occupancy costs, depreciation and amortization, and other expenses such as information technology, acquisition related costs and miscellaneous expenses, offset by allocation of facility and information technology expenses to other functions. We expect general and administrative expenses to continue to increase as we build our infrastructure to scale revenue growth, and to decline as a percentage of revenue thereafter.

Intangible Asset Amortization

Our finite-lived intangible assets, acquired in business combinations, are being amortized over 4 to 15 years, using the straight-line method. Amortization expense is expected to be approximately $14 million per year through 2025 and decrease thereafter.

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

Foreign Currency Translation

The functional currency of our foreign subsidiaries, Veracyte SAS and C2i Genomics, Ltd., are the Euro and the Israeli Shekel, respectively. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using the exchange rates at the balance sheet date. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Revenue and expenses from our foreign subsidiaries are translated using the monthly average exchange rates in effect during the period in which the transactions occur. Foreign currency transaction gains and losses are recorded in other income (loss), net, on the condensed consolidated statements of operations.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023 (in thousands of dollars, except percentages and test volume):

	Three Months Ended March 31,
	2024	2023	Change	%
Revenue:
Testing revenue	$90,303	$72,396	$17,907	25%
Product revenue	3,537	3,892	(355)	(9)%
Biopharmaceutical and other revenue	3,004	6,134	(3,130)	(51)%
Total revenue	96,844	82,422	14,422	17%
Operating expense:
Cost of testing revenue	25,979	19,648	6,331	32%
Cost of product revenue	2,644	2,162	482	22%
Cost of biopharmaceutical and other revenue	2,838	4,419	(1,581)	(36)%
Research and development	15,965	12,769	3,196	25%
Selling and marketing	23,782	26,130	(2,348)	(9)%
General and administrative	26,210	21,053	5,157	24%
Impairment of long-lived assets	429	1,410	(981)	(70)%
Intangible asset amortization	3,653	5,329	(1,676)	(31)%
Total operating expenses	101,500	92,920	8,580	9%
Loss from operations	(4,656)	(10,498)	5,842	(56)%
Other income, net	2,748	2,407	341	14%
Loss before income taxes	(1,908)	(8,091)	6,183	(76)%
Income tax benefit	(44)	—	(44)	N/M
Net loss	$(1,864)	$(8,091)	$6,227	(77)%
Other Operating Data:
Diagnostic tests reported	30,969	25,848	5,121	20%
Product tests sold	2,455	2,940	(485)	(16)%
Total test volume	33,424	28,788	4,636	16%

Depreciation and amortization expense	$5,590	$6,670	$(1,080)	(16)%
Stock-based compensation expense	$8,019	$8,101	$(82)	(1)%

Revenue

Revenue increased $14.4 million for the three months ended March 31, 2024 compared to the same period in 2023. This was primarily due to a $17.9 million increase in testing revenue, partially offset by a $3.1 million decrease in our Biopharmaceutical and other revenue. The 25% growth in testing revenue was primarily driven by a 20% volume increase and a

4% average selling price increase between our Afirma and Decipher products for the three months ended March 31, 2024. Our diagnostic test volumes include Afirma GSC tests, as well as Decipher Prostate and Bladder, Percepta GSC and Envisia tests that are commercially run at our CLIA labs.

Product revenue decreased $0.4 million for the three months ended March 31, 2024 compared to the same period in 2023, primarily driven by lower demand for product test kits primarily as a result of customer adoption reductions and delays.

Biopharmaceutical and other revenue decreased by $3.1 million for the three months ended March 31, 2024 driven primarily by the reduction of customer projects given overall spending constraints across the industry.

Cost of revenue

Comparison of the three months ended March 31, 2024 and 2023 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2024	2023	Change	%
Cost of testing revenue:
Laboratory costs	$13,291	$10,362	$2,929	28%
Sample collection costs	3,057	2,515	542	22%
Compensation expense	5,215	4,247	968	23%
License fees and royalties	20	22	(2)	(9)%
Depreciation and amortization	427	309	118	38%
Other expenses	1,026	699	327	47%
Allocations	2,943	1,494	1,449	97%
Total	$25,979	$19,648	$6,331	32%
Cost of product revenue:
Product costs	$1,263	$1,634	$(371)	(23)%
License fees and royalties	436	362	74	20%
Depreciation and amortization	225	43	182	423%
Other expenses	599	123	476	387%
Allocations	121	—	121	N/M
Total	$2,644	$2,162	$482	22%
Cost of biopharmaceutical and other revenue:
Compensation expense	$1,462	$2,286	$(824)	(36)%
License fees and royalties	149	21	128	610%
Depreciation and amortization	78	113	(35)	(31)%
Other expenses	722	1,896	(1,174)	(62)%
Allocations	427	103	324	315%
Total	$2,838	$4,419	$(1,581)	(36)%

Cost of testing revenue increased $6.3 million, or 32%, for the three months ended March 31, 2024 compared to the same period in 2023. The increase in cost of testing revenue was due to increased volume in testing, higher staffing to support testing performance and the build out of infrastructure related to current and future growth expectations, primarily related to Afirma and Decipher Prostate tests.

Cost of product revenue is related to sales of Prosigna and nCounter Analysis Systems. Cost of product revenue increased $0.5 million, or 22%, for the three months ended March 31, 2024 compared to the same period in 2023, driven by increased overhead costs related to the build out of our Marseille, France facilities to support the manufacture of our IVD kits.

Cost of biopharmaceutical and other revenue includes labor costs, laboratory supplies and pass-through expenses incurred on these projects. Cost of biopharmaceutical and other revenue decreased by $1.6 million driven by reductions of variable expenses related to projects.

Research and development

Comparison of the three months ended March 31, 2024 and 2023 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2024	2023	Change	%
Research and development expense:
Compensation expense	$9,085	$7,301	$1,784	24%
Direct research and development expense	3,874	2,741	1,133	41%
Depreciation and amortization	239	163	76	47%
Other expenses	1,280	1,724	(444)	(26)%
Allocations	1,487	840	647	77%
Total	$15,965	$12,769	$3,196	25%

Research and development expense increased $3.2 million, or 25%, for the three months ended March 31, 2024 compared to the same period in 2023. The increase is primarily driven by direct research and development expense related to our on-going clinical studies including, but not limited to, furthering the support and clinical utility evidence of our Percepta Nasal Swab test and urology products. In addition to clinical studies, the increase is partially driven by development costs related to our IVD and MRD strategies, as well as projects to enhance laboratory efficiencies.

Selling and marketing

Comparison of the three months ended March 31, 2024 and 2023 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2024	2023	Change	%
Selling and marketing expense:
Compensation expense	$17,622	$19,671	$(2,049)	(10)%
Direct marketing expense	1,138	1,348	(210)	(16)%
Other expenses	3,414	3,577	(163)	(5)%
Allocations	1,608	1,534	74	5%
Total	$23,782	$26,130	$(2,348)	(9)%

Selling and marketing expense decreased $2.3 million, or 9%, for the three months ended March 31, 2024 compared to the same period in 2023. The decrease in compensation expense was primarily due to a reversal of the stock-based compensation related to employee exits and reduced variable compensation, partially offset by severance costs associated with the decision to reduce the sales support for our Envisia product. Direct marketing expense decreased primarily due to timing of trade show events, which was partially offset by an increase in allocated expenses to support the growth of the Afirma and Decipher test volume.

General and administrative

Comparison of the three months ended March 31, 2024 and 2023 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2024	2023	Change	%
General and administrative expense:
Compensation expense	$17,759	$15,573	$2,186	14%
Occupancy expenses	2,553	1,437	1,116	78%
Depreciation and amortization	966	712	254	36%
Other expenses	11,518	7,302	4,216	58%
Allocations	(6,586)	(3,971)	(2,615)	66%
Total	$26,210	$21,053	$5,157	24%

General and administrative expense increased by $5.2 million for the three months ended March 31, 2024, compared to the same period in 2023. Compensation expense for the three months ended March 31, 2024 compared to the same period in 2023 increased primarily due to annual compensation increases and expenses related to the C2i Acquisition. Occupancy expenses increased primarily due to our expansion of our San Diego facilities footprint to support Decipher growth, and other expenses increased $4.2 million primarily related to expenses related to the C2i Acquisition. General and administrative expenses related to occupancy costs and information technology costs are allocated to general and administrative expense, selling and marketing expense, research and development expense, and cost of revenue based on the headcount and employee location.

Impairment of long-lived assets

Impairment of long-lived assets during the three months ended March 31, 2024 and 2023 was $0.4 million and $1.4 million, respectively, of impairment of right-of-use and fixed assets in relation to exiting our Watertown and Richmond facilities.

Other income, net

Other income, net, increased $0.3 million for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to an increase of $1.5 million from interest income partially offset by a decrease of $0.4 million related to the French research tax credit and a decrease of $0.8 million due to foreign currency revaluation.

Income tax benefit

We recorded income tax benefit of $44 thousand for the three months ended March 31, 2024 and no income tax benefit for the three months ended March 31, 2023.

Given our current earnings, we believe that, within the next two years, sufficient positive evidence may become available to allow us to reach a conclusion that a portion of the valuation allowance recorded against the deferred tax assets held may be reversed. A reversal would result in an income tax benefit for the quarterly and annual period in which we determine to release the valuation allowance. However, the exact timing and amount of a valuation allowance release are subject to change on the basis of the level of profitability that we actually achieve.

Liquidity and Capital Resources

From inception through March 31, 2024, we have been financed primarily through net proceeds from the sale of our equity securities. We have incurred net losses since our inception. For the three months ended March 31, 2024, we had a net loss of $1.9 million, and we expect to incur additional losses for the remainder of 2024 and potentially in future years. As of March 31, 2024, we had an accumulated deficit of $470.0 million.

We believe our existing cash and cash equivalents of $209.2 million as of March 31, 2024, and cash flows generated by our revenue during the next 12 months will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the filing date of this report. We expect that our near- and longer-term liquidity requirements will continue to consist of costs to run our laboratories, research and development expenses, selling and marketing expenses, general and administrative expenses, working capital, capital expenditures, lease obligations, potential milestones associated with the C2i Acquisition, and general corporate expenses associated with the growth of our business. However, we may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to generate cash flows from our revenue to finance our cash requirements, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. If we raise funds by issuing equity securities, dilution to stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, restrictions on our cash and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third-party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives, or forgo potential acquisitions or investments. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to us. Moreover, any instability in the global banking system may impact liquidity both in the short term and long term and may result in adverse impacts to our or our customers’ business, including in our customers’ ability to pay for our products.

Operating Leases

We lease office and laboratory facilities in South San Francisco and San Diego, California; Austin, Texas; Marseille, France; Richmond, Virginia; and Watertown, Massachusetts, and lease certain equipment under various non-cancelable lease agreements. The lease terms extend to January 2033 and contain extension of lease term and expansion options. As of March 31, 2024, the leases have a weighted average remaining lease term of 2.9 years and total future minimum lease payments of $15.5 million.

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

Acquisition-Related Contingent Consideration

C2i Acquisition Contingent Consideration

Pursuant to the Merger Agreement, we may pay up to an additional $25.0 million in cash or shares of our common stock, at our election, contingent upon the achievement of certain milestones. As of March 31, 2024, the achievement of one of the milestones contained in the Merger Agreement is forecasted to occur within the next 12 months, requiring payments totaling $5.0 million.

nCounter Analysis System Acquisition Contingent Consideration

As part of our agreement to acquire the exclusive global diagnostic license to the nCounter Analysis System, we may pay up to an additional $10.0 million in cash, contingent upon first achievement or occurrence, by us or on our behalf, of the commercial launch of the first, second and third diagnostic tests for use on the nCounter multiplex analysis system. As of March 31, 2024, the achievement of one of the milestones is forecasted to occur within the next 12 months, requiring payments totaling $3.5 million.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023 (in thousands of dollars):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(8,966)	$(2,172)
Net cash provided by investing activities	2,878	24,080
Net cash (used in) provided by financing activities	(864)	1,685

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2024 was $9.0 million. Our net loss of $1.9 million includes non-cash charges of $8.0 million of stock-based compensation expense, $5.6 million of depreciation and amortization, of which $3.7 million was related to intangible asset amortization, and the remainder was due to a non-cash lease expense of $1.1 million. Cash used as a result of changes in operating assets and liabilities was $22.8 million, primarily composed of a decrease in accrued liabilities and deferred revenue of $9.0 million, an increase in accounts receivable of $6.5 million, an increase in prepaids and other current assets of $2.7 million, an increase in supplies and inventory of $2.3 million, a decrease in accounts payable of $1.5 million, and a decrease in operating lease liability of $1.1 million, partially offset by a decrease in other assets of $0.3 million.

Cash used in operating activities for the three months ended March 31, 2023 was $2.2 million. The net loss of $8.1 million includes non-cash charges of $8.0 million of stock-based compensation expense, $6.7 million of depreciation and amortization, of which $5.3 million was related to intangible asset amortization, $1.4 million of impairment of right-of-use and fixed assets and non-cash lease expense of $0.9 million. Cash used as a result of changes in operating assets and liabilities was $10.5 million, primarily comprising a decrease in accrued liabilities and deferred revenue of $7.7 million, an increase in prepaids and other current assets of $3.1 million, an increase in accounts payable of $2.0 million, an increase in accounts receivable of $1.3 million, a decrease in supplies and inventory of $1.1 million, a decrease in operating lease liability of $1.0 million and a $0.5 million impact from other working capital accounts.

Cash Flows from Investing Activities

Cash provided by investing activities for the three months ended March 31, 2024 was $2.9 million, consisting of $5.0 million net cash acquired from C2i excluding post-close transactions costs, partially offset by $2.1 million used in the purchase of property, plant and equipment.

Cash provided by investing activities, for the three months ended March 31, 2023, was $24.1 million, consisting of $44.8 million generated from the sale and maturity of short-term investments, partially offset by $19.7 million used in the purchase of short-term investments and $1.0 million used in the purchase of property, plant and equipment.

Cash Flows from Financing Activities

Cash used in financing activities for the three months ended March 31, 2024 was $0.9 million, consisting of $3.8 million in tax payments during the period related to the vesting of restricted stock units granted to employees, partially offset by $3.0 million in proceeds from the exercise of options to purchase our common stock and the purchase of stock under our Employee Stock Purchase Plan, or ESPP.

Cash provided by financing activities for the three months ended March 31, 2023, was $1.7 million, consisting of $4.0 million in proceeds from the exercise of options to purchase our common stock and the purchase of stock under our ESPP, partially offset by $2.3 million in tax payments during the period related to the vesting of restricted stock units granted to employees.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The update requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. This ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. We expect this ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted.
Critical Accounting Policies and Estimates
Our management's discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2023, or Annual Report, which was filed with the Securities and Exchange Commission, or the SEC, on February 29, 2024 are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $209.2 million as of March 31, 2024 which consisted of bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

Foreign Currency Risk

As of March 31, 2024 we held $3.2 million of bank deposits denominated in Euros. Such Euro denominated deposits carry a degree of risk from changes in currency exchange rates as the gains or losses from changes in exchange rates are included in our net loss and comprehensive loss. As of March 31, 2024 a hypothetical 10% appreciation or depreciation of the U.S. dollar relative to the Euro would not have had a material impact on our condensed consolidated financial statements.

Inflation Risk

We are facing inflation headwinds in compensation, travel, supply and inventory costs. However, we do not believe that inflation has had a material effect on our business, financial condition, or operating results to date.

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

(b)Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout our Company. On February 5, 2024, we closed the C2i Acquisition and we are in the process of incorporating C2i into our evaluation of internal control over financial reporting. Other than the C2i Acquisition there were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We rely on sole suppliers for some of the reagents, equipment, and other materials used to perform or develop our tests, as well as certain sole service providers, and we may not be able to find replacements or transition to alternative suppliers or service providers, which may materially impact our ability to generate revenue.
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
•FDA or foreign authorities regulation of those of our tests that they do not currently regulate could result in Veracyte incurring substantial costs and delays associated with trying to obtain premarket clearance, approval or certification.
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

We have incurred net losses since our inception. For the three months ended March 31, 2024 and 2023, we had net losses of $2 million and $8 million, respectively. As of March 31, 2024, we had an accumulated deficit of $470 million. We expect to incur additional losses in the future as we continue to invest in our business, including increasing adoption of and reimbursement for our molecular diagnostic portfolio of tests, expanding our platform and operations internationally, attracting and retaining team members, developing and enhancing our platform, marketing and sales, and enhancing our infrastructure, and we may never achieve revenue sufficient to offset our expenses. Additionally, ongoing widespread inflationary pressures in the United States and across global economies have resulted in higher costs for our raw materials, non-material costs, labor and other business costs, and significant increases in the future could adversely affect our results of operations. We may never achieve or sustain profitability, and our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.

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

Although a number of our tests, such as Prosigna and Decipher Bladder, have not contributed significant revenue to date, we expect them to grow and become an increasingly important component of our portfolio, as well as our results of operations. We plan to introduce new tests going forward as well, including in MRD as a result of the C2i Acquisition. There can be no assurance that we will be successful in our launch or commercialization of new tests, nor that physicians will request our new tests be performed in sufficient volumes for our revenue to meet our projections. Additionally, we anticipate expanding the reach of some of our tests to international markets; if our products are not widely adopted internationally, our business and results of operations may be adversely affected.

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

Revenue for tests performed on patients covered by Medicare and UnitedHealthcare Group was 31% and 9%, respectively, of our revenue for the three months ended March 31, 2024, compared with 31% and 10%, respectively, for the three months ended March 31, 2023. The percentage of our revenue derived from significant payers is expected to fluctuate from period to period as our revenue fluctuates, as additional payers provide reimbursement for our tests or if one or more payers were to stop reimbursing for our tests or change their reimbursed amounts.

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

The strength of the clinical data supporting the use of the Decipher Prostate Genomic Classifier have led to the test’s inclusion in leading clinical guidelines. For example, the Decipher test received a “Level 1B” evidence designation in the 2024 NCCN Guidelines(R), or NCCN Guidelines, for prostate cancer, distinguishing it as the only gene-expression test to do so.

Although Decipher Prostate Genomic Classifier has been integrated into the NCCN Guidelines, if we are unsuccessful in maintaining and increasing the level of recommendation of our genomic tests within these guidelines, are unable to cause any new genomic tests we develop to be included in these guidelines, are unable to cause our genomic tests to be included in other influential guidelines, or if our competitors are successful at achieving similar or more extensive guidelines for their tests, we may be at a disadvantage in gaining market acceptance and market share relative to our competitors.

Our Envisia test is included but not yet recommended in practice guidelines and physicians may be reluctant to order tests that are not recommended in these guidelines. The Prosigna test is included in practice guidelines in the United States and internationally but faces competition from other products globally.

Because our Afirma, Decipher Prostate Genomic Classifier, Envisia, and Decipher Bladder testing services are performed by our certified laboratories under the CLIA, rather than by the local laboratory or pathology practice, pathologists may be reluctant to support our testing services as well. Guidelines that include our tests currently may subsequently be revised to recommend another testing protocol, and these changes may result in physicians deciding not to use our tests. Lack of guideline inclusion could limit the adoption of our tests and our ability to generate revenue and achieve profitability. To the extent international markets have existing practices and standards of care that are different than those in the United States, we may face challenges with the adoption of our tests in international markets.

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

We are also required to maintain state licenses to conduct testing in our laboratories. California, New York, and Texas, among other states’ laws, require that we maintain a license and comply with state regulation as a clinical laboratory. Other states may have similar requirements or may adopt similar requirements in the future. In addition, all of our clinical laboratories are required to be licensed on a test-specific basis by New York. We have received approval for the Afirma, Decipher Prostate, Envisia and Decipher Bladder tests. We will be required to obtain approval for other tests we may offer in the future. If we were to lose our CLIA certificate or California license for our South San Francisco or San Diego laboratories, whether as a result of revocation, suspension, limitation or otherwise, we would no longer be able to perform our molecular tests, which would eliminate our primary source of revenue and harm our business. If we fail to meet the state licensing requirements for our Austin laboratory, whether as a result of revocation, suspension, limitation or otherwise, it could result in a delay in processing tests during that transition and increased costs. If we were to lose our licenses issued by New York or by other states where we are required to hold licenses, we would not be able to test specimens from those states. New tests we may develop may be subject to new approvals by regulatory bodies such as the New York State Department of Health, and we may not be able to offer our new tests until such approvals are received. Furthermore, certain state agencies have been experiencing delays in their response time which may cause delay in our receipt of our corresponding approvals or renewals for our tests.

Our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts for various reasons, including in response to the way we recognize revenue and/or the amount of cash we generate, which may cause our stock price to fluctuate or decline.

Our quarterly financial and operating results depend on sales of our products in the markets we operate and are sensitive to a number of factors, including patient and clinician demand, market conditions in the United States and globally, and the prevalence of the indications we seek to address. In addition, we cannot be sure that we will be able to successfully complete development of or commercialize any of our planned future products, or that they will prove to be capable of reliably being used. Before we can successfully develop and commercialize any of our currently planned or other new diagnostic solutions, we will need to:

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

Our strategy to expand into international markets depends on our ability to successfully adapt our menu of diagnostic tests on multiple in vitro diagnostic, or IVD, platforms, and secure necessary regulatory approvals. Currently, the Prosigna breast cancer assay is the only commercially-available test on the nCounter Analysis System platform. If we are not able to adapt our current or future tests to be performed on quantitative polymerase chain reaction, or qPCR, or next generation sequencing, or NGS, IVD platforms or if our tests fail to be competitive against competing products in international markets, our prospects for growth could suffer. In addition, to the extent international markets have existing practices and standards of care that are different than those in the United States, we may face challenges with the adoption of our tests in international markets. For commercialization of our tests on other IVD platforms, we will be dependent on third parties for the supply, support and clinical registration of their platforms.

The revenue that we are expecting in our biopharma and other services business may not transpire.

In 2023, we experienced significant declines in biopharma and other services revenue as a result of reductions in customer projects, extended sales cycles and overall spending constraints across the industry. Despite this, we continue to offer our biopharma services offerings to pharmaceutical partners with services such as clinical and testing services, research and development, contract manufacturing and development, as well as other services. The success of our biopharma services business depends in part on our ability to identify and successfully negotiate with appropriate pharma partners. We cannot guarantee that we will be successful in the identification of appropriate pharma partners or the successful and timely negotiation with such partners, or that existing partners will not terminate their agreements with us.

We rely on sole suppliers for some of the reagents, equipment and other materials used to perform our tests, as well as certain sole service providers, and we may not be able to find replacements or transition to alternative suppliers or service providers, which may materially impact our ability to generate revenue.

We rely on sole suppliers for critical supply of reagents, equipment and other materials and services that we use to perform our tests, to access the nCounter Analysis System for diagnostic use and for components related to the Prosigna test kits sold to customers, as well as service kits. We also purchase components used in our sample collection kits from sole-source suppliers. Some of these items are unique to these suppliers and vendors and their inability to provide us with reagents that perform to specifications, could negatively impact our ability to provide timely response and reports to our customers and, as a result, may materially impact our ability to generate revenue.

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

We rely on NanoString for the supply of the nCounter Analysis System for diagnostic use, components and raw materials for the Prosigna Test Kits and, service of the nCounter Analysis System. We have largely completed the transition of the manufacturing of the test kits for the nCounter from NanoString to our facility in Marseille, France. In February 2024, NanoString filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court in Delaware, which may negatively affect NanoString’s ability to satisfy its supply, service, and license obligations and potentially harm our business or ability to generate revenue.

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

Our Envisia classifier was approved by CMS as a New ADLT on September 17, 2020. The initial payment rate (for a period not to exceed nine months) under PAMA for a New ADLT (an ADLT for which payment has not been made under the CLFS prior to January 1, 2018) will be set at the “actual list charge” for the test as reported by the laboratory. Envisia’s Medicare price on the CLFS is based on private payer rates collected and reported annually, which can lead to the Medicare price fluctuating on January 1st of each year. We can determine whether to seek ADLT status for our tests, but there can be no assurance that our tests will be designated ADLTs or that the payment rates for our tests, including Envisia, will not be adversely affected by such designation.

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

FDA or foreign authorities regulation those of our tests that they do not currently regulate, could result in Veracyte incurring substantial costs and delays associated with trying to obtain premarket clearance, approval or certification.

Clinical laboratory tests have long been subject to comprehensive regulations under CLIA, as well as by applicable state laws. Most clinical diagnostic tests developed and run within a single CLIA-certified clinical laboratory (known as laboratory developed tests or LDTs), are not currently subject to regulation under the FDA's enforcement discretion policy concerning LDTs. While the FDA has historically maintained its authority to regulate LDTs, it has generally exercised enforcement discretion not to enforce the premarket review, quality system/current Good Manufacturing Practices regulations, and other applicable medical device requirements against most LDT developers and users. Certain reagents, instruments, software or components manufactured and sold by third parties and used by their customers to manufacture or perform diagnostic tests may be subject to regulation under certain circumstances. We believe that the Afirma, Decipher Prostate Biopsy, Decipher Prostate RP, Envisia, and Decipher Bladder classifiers, have been developed and are performed in a manner consistent with the FDA’s enforcement discretion policy concerning LDTs.

On April 29, 2024, the FDA released final regulations under 21 CFR Part 809 under the Federal Food, Drug, and Cosmetic Act (FD&C Act) to make explicit that IVD products are devices under the FD&C Act, removing much of the FDAs historical enforcement discretion for most LDTs. In conjunction with this final rule, the FDA proposed to phase out its general enforcement discretion approach for LDTs so that IVDs manufactured by a laboratory would generally fall under the same enforcement approach as other IVDs. This final rule also provides that FDA intends to exercise enforcement discretion and generally not enforce premarket review and quality system requirements (except for requirements under Part 820, subpart M (records)) for currently marketed IVDs offered as LDTs that were first marketed prior to April 29, 2024 and intends to exercise enforcement discretion and generally not enforce premarket review requirements for LDTs approved by the New York State Clinical Lab Evaluation Program (NYS CLEP). We believe that Afirma, Decipher Prostate Biopsy, Decipher Prostate RP, Envisia, and Decipher Bladder classifiers will enjoy the continued FDA enforcement discretion in their current forms. Additionally, pursuant to the final rule, the FDA will gradually end its general enforcement discretion approach in five stages over a four-year period for other LDTs not approved by NYS CLEP or not already on market. Each stage of the proposed phaseout period would subject LDTs to a set of regulatory requirements. For example, the first stage of the phaseout would require LDT developers to comply with medical device reporting requirements and correction and removal reporting requirements within one year after the FDA publishes the final rule. LDTs that are considered higher risk IVDs would be subject to premarket review requirements within three and a half years, and LDTs that are considered moderate or low risk IVDs would be subject to premarket submission requirements within four years after the FDA publishes the final rule. While the enforcement policy is phased out, the FDA could still decide to pursue enforcement action at any time against LDTs that it deems to be violative of its regulations when appropriate. We cannot predict when, or if, the proposed rule will be finalized and, if it is, whether any substantial changes will be made to the rule.

While we enjoy continued FDA enforcement discretion under this final rule for our existing tests, if the FDA were to determine that Afirma, Decipher Prostate Biopsy, Decipher Prostate RP, Envisia and Decipher Bladder classifiers, or modifications thereof, are not within the scope of the FDA's enforcement discretion policy for LDTs for any reason, including based on these final rules or new rules, regulations, policies or guidance, or due to changes in statute, our existing tests may become subject to extensive FDA requirements, or our business may otherwise be adversely affected and lead to potential adverse effects on our business, prospects, results of operations and financial condition. Furthermore, under the terms of this FDA final rule as drafted, any future Veracyte tests developed and commercialized, not currently on market, are likely to be subject to extensive FDA requirements which may adversely impact our business, prospects, results of operations and financial conditions.

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

If the FDA or foreign authorities were to require us to seek clearance, approval or certification for our existing tests that are not currently cleared, approved, or certified or any of our future products for clinical use, we may not be able to obtain such clearances, approvals or certifications on a timely basis, or at all. If premarket reviews or certifications are required, our business could be negatively impacted if we are required to stop selling our products pending their clearance, approval or certification. In addition, the launch of any new products that we develop or modifications we make to existing products could be delayed by the implementation of FDA or foreign regulations. The cost of complying with premarket review or certification requirements, including obtaining clinical data, could be significant. In addition, any future regulation by the FDA or foreign authorities could subject our business to further regulatory risks and costs. For example, our sample collection kits are listed as Class I devices with the FDA. If the FDA were to determine that they are not Class I devices or otherwise not exempt from 510(k) clearance requirements, we would be required to file 510(k) premarket notifications and obtain FDA clearance to use the containers, which could be time consuming and expensive.

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

The IVDR becomes applicable five years after publication on May 26, 2022 and once applicable to a particular product, the IVDR will among other things:

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

We operate in a highly competitive market. For our Afirma genomic classifier we face competition from companies and academic institutions that use NGS technology or other methods to measure mutational markers such as BRAF and KRAS, along with numerous other mutations. These organizations include Interpace Diagnostics Group, Inc., CBLPath, Inc./University of Pittsburgh Medical Center and others who are developing new products or technologies that may compete with our tests. In the future, we may also face competition from companies developing new products or technologies.

Our Decipher Prostate test faces competition from Myriad Genetics and MDx Health, which offer genomic testing for prognostic purposes within localized prostate cancer. Additionally, traditional methods used by pathologists and clinicians to estimate risk of disease progression pose competitive threats to our business in addition to new technologies such as artificial intelligence, or AI, and digital pathology. In bladder cancer, we are not currently aware of a direct competitor offering genomic testing for prognostic purposes that match the intended use population for the Decipher Bladder test. However, DNA mutational analysis and traditional clinical methods and nomograms are currently in use by physicians for similar purposes.

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
•We may experience disruption in integrating key talent from the C2i Acquisition due to the ongoing conflict in the Middle East and the ability to travel in and out of the conflicted area; and
•We may have failed to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring our acquired businesses, which could result in unexpected litigation or regulatory exposure, unfavorable accounting or tax treatment, a diversion of management’s attention and resources, and other adverse effects on our business, financial condition, and operating results.

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

Our business or financial results may be adversely impacted by uncertain economic conditions, including: regional conflicts globally, turmoil in the global banking and finance system, adverse changes in interest rates, foreign currency exchange rates, tax laws or tax rates; inflation; a recession; the impact of disease outbreak; contraction in the availability of credit in the marketplace due to legislation or other economic conditions, which may potentially impair our ability to access the capital markets on terms acceptable to us or at all; and the effects of government initiatives to manage economic conditions. Many of the countries in which we operate, including the United States and those in Europe, have experienced and continue to experience uncertain economic conditions, including increased inflation and interest rates, resulting from global as well as local factors. For example, the short and long-term implications of the military conflict between Russia and Ukraine are difficult to predict at this time, including as it relates to our site in Marseille, France. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by the United States and the European Union, and other countries and companies and organizations, could adversely affect the global economy and financial markets and thus could affect our business and results of operations, as well as the price of our common stock and our ability to raise additional capital when needed on acceptable terms. Additionally, financial pressures may cause government or other third-party payers to more aggressively seek cost containment measures in healthcare and other settings. Furthermore, the C2i Acquisition included acquiring assets, including employees, based in Israel, and the impact of the military conflict in the Middle East is difficult to predict at this time. The conflict has the potential to disrupt operations and business continuity, including physical damage or impaired access to Company facilities, offices, or technology and disruptions in access to electricity, gasoline, or water, as well as potential impact on our key employees located in Israel, such as the mobilization of employees who are members of the Israeli military reserves to active duty, disrupted communication with employees and restrictions on movement in areas subject to armed conflict.

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

Further, on July 26, 2023, the SEC adopted new cybersecurity disclosure rules for public companies that require disclosure regarding cybersecurity risk management (including the board of director’s role in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks and processes for assessing, identifying and managing cybersecurity risks) in annual reports on Form 10-K. These new cybersecurity disclosure rules also require the disclosure of material cybersecurity incidents through a Current Report on Form 8-K, within four business days of determining an incident is material. Our failure to comply with these requirements, and disclosures of any cybersecurity incidents pursuant to these requirements, could adversely impact our business, operating results and financial condition.

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

Furthermore, the C2i Acquisition included acquiring personal data that may originate from, be processed in, or be transferred to and from, Israel, the EU and other jurisdictions. Our ability to process, use and transfer such personal data may be subject to Israel’s privacy and data protection laws including but not limited to Basic Law: Human Dignity and Liberty, 5752 -1992; the Protection of Privacy Law, 5741-1981 and the regulations promulgated thereunder, or the PPL, and the guidelines of the Israel Privacy Authority. Personal data acquired through the C2i Acquisition may be subject to third-party contractual restrictions, as well as privacy and data protection laws in additional jurisdictions. The additional layers of privacy laws in Israel, additional jurisdictions, and contractual requirements increases the complexity of our global data privacy and data protection compliance obligations and risks. This could increase our potential liability, compliance costs, and may adversely affect our business operations.

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

We are subject to income taxes in the United States and various foreign jurisdictions. Our effective tax rate may be lower or higher than experienced in the past due to numerous factors, including a change in the mix of our revenue from country to country, the establishment or release of valuation allowances against our deferred tax assets, and changes in tax laws. In addition, we have recorded gross unrecognized tax benefits in our consolidated financial statements that, if recognized, would impact our effective tax rate. We are subject to tax audits in various jurisdictions, including the United States, and tax authorities may disagree with certain positions we have taken and assess additional taxes. There can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes could have a material impact on our net income or financial condition. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could have an adverse effect on our business and results of operations. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical income, projected future income, the expected timing of the reversals of existing temporary differences, and the implementation of tax-planning strategies. Given our current earnings, we believe that, within the next two years, sufficient positive evidence may become available to allow us to reach a conclusion that a portion of the valuation allowance recorded against the deferred tax assets held may be reversed. A reversal would result in an income tax benefit for the quarterly and annual period in which we determine to release the valuation allowance. The impact of releasing some or all of such valuation allowance in a future period could be material in the period in which such release occurs. However, the exact timing and amount of a valuation allowance release are subject to change on the basis of the level of profitability that we actually achieve.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported operating results.

U.S. GAAP is subject to interpretation by the Financial Accounting Standards Board, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal controls on an annual basis. If we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. We will need to maintain and enhance the systems, processes and documentation necessary to comply with Section 404 of the Sarbanes-Oxley Act as we grow, and we will require additional management and staff resources to do so. Additionally, even if we conclude our internal controls are effective for a given period, we may in the future identify one or more material weaknesses in our internal controls, in which case our management will be unable to conclude that our internal control over financial reporting is effective. We are also required to include an attestation report from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting annually. Further, because C2i was a private company and was not subject to audits of internal controls, the C2i Acquisition requires or will require us to incorporate additional controls to the businesses acquired in the C2i Acquisition, which may be difficult, costly and time-consuming. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.

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

There is an increasing focus from certain investors, employees, regulators and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance, or ESG, matters. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to corporate responsibility are inadequate. In addition, corporate responsibility criteria with respect to ESG could change, which could result in greater expectations of us and cause us to undertake more costly initiatives to satisfy such new criteria. For example, in 2023, California passed three separate climate bills governing disclosure of climate house gas emissions data, climate-related financial risks, and details around emissions-related claims and carbon offsets. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate and we may be subject to fines from regulatory authorities and may harm our reputation. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies. In addition, the SEC recently adopted a rule that requires climate disclosures in periodic and other filings with the SEC covering fiscal years beginning in 2025, which rule has been stayed pending the completion of a judicial review. To comply with this SEC rule, if such rule goes into effect in its current form, we will be required to establish additional internal controls, engage additional consultants and incur additional costs related to evaluating, managing and reporting on our environmental impact and climate-related risks and opportunities. If we fail to implement sufficient oversight or accurately capture and disclose on environmental matters, our reputation, business, operating results and financial condition may be materially adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(C) Insider Trading Arrangements

During the three months ended March 31, 2024, the following Section 16 officers and directors adopted, modified or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act).
•Muna Bhanji, director, adopted a new trading plan on February 27, 2024 (with the first trade under the new plan scheduled for approximately May 10, 2024). The trading plan will be effective until February 28, 2025 to sell an aggregate of 5,409 shares of our common stock.
•Evan Jones, director, adopted a new trading plan on February 28, 2024 (with the first trade under the new plan scheduled for June 10, 2024). The trading plan will be effective until December 31, 2025 to sell an aggregate of 24,731 shares of our common stock.
•jVen Capital LLC (Evan Jones, director, is the managing member of jVen Capital LLC) adopted a new trading plan on February 28, 2024 (with the first trade under the new plan scheduled for June 10, 2024). The trading plan will be effective until December 31, 2025 to sell an aggregate of 35,173 shares of our common stock.
•John Leite, Chief Commercial Officer, CLIA, adopted a new trading plan on March 1, 2024 (with the first trade under the new plan scheduled for June 4, 2024). The trading plan will be effective until February 27, 2025 to sell an aggregate of (i) 5,252 shares of our common stock, plus (ii) 100% of the net shares resulting from the vesting of 5,183 additional common stock during the plan period (net shares are net of tax withholding).
•Karin Eastham, director, adopted a new trading plan on March 8, 2024 (with the first trade under the new plan scheduled for June 7, 2024). The trading plan will be effective until March 7, 2025 to sell an aggregate of 13,870 shares of our common stock.
•Jens Holstein, director, adopted a new trading plan on March 11, 2024 (with the first trade under the new plan scheduled for June 10, 2024). The trading plan will be effective until December 31, 2024 to sell an aggregate of 10,000 shares of our common stock.

Each Rule 10b5-1 Plan included a representation from the director and/or officer to the broker administering the Rule 10b5-1 Plan that they were not in possession of any material nonpublic information regarding the Company or the securities subject to the respective Rule 10b5-1 Plan. A similar representation was made to the Company in connection with the adoption of each Rule 10b5-1 Plan under the Company’s Insider Trading Policy. Those representations were made as of the date of adoption of each respective Rule 10b5-1 Plan and speak only as of such date. In making those representations, there is no assurance with respect to any material nonpublic information of which the director/officer was unaware, or with respect to any material nonpublic information acquired by the director/officer or the Company after the date of the representation.

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

Date: May 8, 2024

VERACYTE, INC.

By:	/s/ Rebecca Chambers
Rebecca Chambers Chief Financial Officer