Form 10-Q
period 2024-06-30
VERACYTE, INC.
filed 2024-08-07
CIK 1384101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
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

As of August 2, 2024, there were 76,812,124 shares of common stock, par value $0.001 per share, outstanding.

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
•our expectations with respect to the impact of inflation, volatile interest rates and foreign exchange fluctuations, the war in Ukraine and the ongoing conflict in the Middle East, any impacts of the upcoming U.S. election, energy and supply chain disruptions, and the resulting market volatility on our business;
•our beliefs with respect to importance of maintaining libraries of clinical evidence;
•our expectations regarding the Percepta Nasal Swab classifier for early lung cancer classification;
•our expectations regarding the addition of minimal residual detection capabilities to our diagnostic platform;
•our expectations regarding the timing and success of our transition to offering more of our tests as in vitro diagnostic tests on multiple platforms worldwide;
•our ability to continue to receive quality reagents and other raw materials from certain single source suppliers, and to manufacture our in vitro diagnostics, or IVD, products;
•our ability to successfully integrate C2i Genomics, Inc., or C2i, HalioDx and Decipher Biosciences into our business and our ability to run our tests on the nCounter Analysis System, as well as other platforms worldwide;
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

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements-(Unaudited)

VERACYTE, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share and par value amounts)

	June 30, 2024	December 31, 2023
		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$235,915	$216,454
Accounts receivable	50,304	40,378
Supplies and inventory	19,258	16,128
Prepaid expenses and other current assets	15,629	12,661
Total current assets	321,106	285,621
Property, plant and equipment, net	22,291	20,584
Right-of-use assets, operating leases	18,116	10,277
Intangible assets, net	112,532	88,593
Goodwill	752,107	702,984
Restricted cash	1,088	876
Other assets	7,087	5,971
Total assets	$1,234,327	$1,114,906
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,084	$12,943
Accrued liabilities	43,455	38,427
Current portion of deferred revenue	2,195	2,008
Current portion of acquisition-related contingent consideration	7,348	2,657
Current portion of operating lease liabilities	7,185	5,105
Current portion of other liabilities	72	101
Total current liabilities	72,339	61,241
Deferred tax liabilities	1,483	734
Acquisition-related contingent consideration, net of current portion	13,889	518
Operating lease liabilities, net of current portion	13,553	7,525
Other liabilities	540	786
Total liabilities	101,804	70,804
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 76,743,663 and 73,264,738 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	77	73
Additional paid-in capital	1,627,307	1,536,168
Accumulated deficit	(464,251)	(468,121)
Accumulated other comprehensive loss	(30,610)	(24,018)
Total stockholders’ equity	1,132,523	1,044,102
Total liabilities and stockholders’ equity	$1,234,327	$1,114,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
 Condensed Consolidated Statements of Operations
 (Unaudited)
 (In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Testing revenue	$106,970	$81,749	$197,273	$154,145
Product revenue	3,906	4,011	7,443	7,903
Biopharmaceutical and other revenue	3,552	4,562	6,556	10,696
Total revenue	114,428	90,322	211,272	172,744
Cost of revenue:
Cost of testing revenue	27,920	23,333	53,899	42,981
Cost of product revenue	1,874	2,315	4,518	4,477
Cost of biopharmaceutical and other revenue	3,812	4,040	6,650	8,459
Intangible asset amortization - cost of revenue	2,909	4,814	5,824	9,618
Total cost of revenue	36,515	34,502	70,891	65,535
Gross profit	77,913	55,820	140,381	107,209
Operating expenses:
Research and development	16,465	12,541	32,430	25,310
Selling and marketing	24,216	25,756	47,998	51,886
General and administrative	31,745	25,047	57,955	46,100
Impairment of long-lived assets	—	—	429	1,410
Intangible asset amortization - operating expenses	881	527	1,619	1,052
Total operating expenses	73,307	63,871	140,431	125,758
Income (loss) from operations	4,606	(8,051)	(50)	(18,549)
Other income (loss), net	2,755	(226)	5,503	2,181
Income (loss) before income taxes	7,361	(8,277)	5,453	(16,368)
Income tax provision	1,627	125	1,583	125
Net income (loss)	$5,734	$(8,402)	$3,870	$(16,493)
Earnings (loss) per share:
Basic	$0.07	$(0.12)	$0.05	$(0.23)
Diluted	$0.07	$(0.12)	$0.05	$(0.23)
Shares used to compute earnings (loss) per common share:
Basic	76,538,325	72,478,662	75,649,057	72,327,897
Diluted	77,163,149	72,478,662	76,600,079	72,327,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
 Condensed Consolidated Statements of Comprehensive Income (Loss)
 (Unaudited)
 (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$5,734	$(8,402)	$3,870	$(16,493)
Other comprehensive income (loss):
Change in currency translation adjustments	(1,703)	(917)	(6,592)	3,563
Net comprehensive income (loss)	$4,031	$(9,319)	$(2,722)	$(12,930)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2024	76,425	$76	$1,617,465	$(469,985)	$(28,907)	$1,118,649
Issuance of common stock on exercise of stock options and vesting of restricted stock units	319	1	1,291	—	—	1,292
Tax portion of vested restricted stock units	—	—	(1,303)	—	—	(1,303)
Stock-based compensation expense (employee)	—	—	9,573	—	—	9,573
Stock-based compensation expense (ESPP)	—	—	281	—	—	281
Net income	—	—	—	5,734	—	5,734
Other comprehensive loss	—	—	—	—	(1,703)	(1,703)
Balance at June 30, 2024	76,744	$77	$1,627,307	$(464,251)	$(30,610)	$1,132,523

Balance at December 31, 2023	73,265	$73	$1,536,168	$(468,121)	$(24,018)	$1,044,102
Issuance of common stock and options for acquisition	2,698	3	74,142	—	—	74,145
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	701	1	2,562	—	—	2,563
Issuance of common stock under employee stock purchase plan (ESPP)	80	—	1,697	—	—	1,697
Tax portion of vested restricted stock units	—	—	(5,135)	—	—	(5,135)
Stock-based compensation expense (employee)	—	—	17,301	—	—	17,301
Stock-based compensation expense (ESPP)	—	—	572	—	—	572
Net income	—	—	—	3,870	—	3,870
Other comprehensive loss	—	—	—	—	(6,592)	(6,592)
Balance at June 30, 2024	76,744	$77	$1,627,307	$(464,251)	$(30,610)	$1,132,523

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2023	72,383	$72	$1,509,861	$(401,808)	$(26,866)	$1,081,259
Issuance of common stock on exercise of stock options and vesting of restricted stock units	260	1	1,286	—	—	1,287
Tax portion of vested restricted stock units	—	—	(890)	—	—	(890)
Stock-based compensation expense (employee)	—	—	9,882	—	—	9,882
Stock-based compensation expense (ESPP)	—	—	499	—	—	499
Net loss	—	—	—	(8,402)	—	(8,402)
Other comprehensive loss	—	—	—	—	(917)	(917)
Balance at June 30, 2023	72,643	$73	$1,520,638	$(410,210)	$(27,783)	$1,082,718

Balance at December 31, 2022	71,959	$72	$1,500,191	$(393,717)	$(31,346)	$1,075,200
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	592	1	3,275	—	—	3,276
Issuance of common stock under ESPP	92	—	1,974	—	—	1,974
Tax portion of vested restricted stock units	—	—	(3,168)	—	—	(3,168)
Stock-based compensation expense (employee)	—	—	17,494	—	—	17,494
Stock-based compensation expense (ESPP)	—	—	872	—	—	872
Net loss	—	—	—	(16,493)	—	(16,493)
Other comprehensive income	—	—	—	—	3,563	3,563
Balance at June 30, 2023	72,643	$73	$1,520,638	$(410,210)	$(27,783)	$1,082,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income (loss)	$3,870	$(16,493)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,328	13,529
Loss on disposal of property, plant and equipment	68	136
Stock-based compensation	17,873	18,366
Deferred income taxes	23	125
Noncash lease expense	2,287	1,977
Revaluation of acquisition-related contingent consideration	863	(344)
Effect of foreign currency on operations	896	(167)
Impairment loss	429	1,410
Changes in operating assets and liabilities:
Accounts receivable	(10,086)	1,789
Supplies and inventory	(3,266)	2,782
Prepaid expenses and other current assets	(2,183)	(2,530)
Other assets	(1,213)	(1,048)
Operating lease liabilities	(2,446)	(2,091)
Accounts payable	(1,706)	792
Accrued liabilities and deferred revenue	3,872	(3,734)
Net cash provided by operating activities	20,609	14,499
Investing activities
Acquisition of C2i, net of cash acquired	5,012	—
Purchase of short-term investments	—	(19,700)
Proceeds from sale of short-term investments	—	39,773
Proceeds from maturity of short-term investments	—	5,000
Purchases of property, plant and equipment	(4,904)	(4,662)
Net cash provided by investing activities	108	20,411
Financing activities
Payment of taxes on vested restricted stock units	(5,135)	(3,168)
Proceeds from the exercise of common stock options and employee stock purchases	4,260	5,250
Net cash (used in) provided by financing activities	(875)	2,082
Increase in cash, cash equivalents and restricted cash	19,842	36,992
Effect of foreign currency on cash, cash equivalents and restricted cash	(169)	43
Net increase in cash, cash equivalents and restricted cash	19,673	37,035
Cash, cash equivalents and restricted cash at beginning of period	217,330	154,996
Cash, cash equivalents and restricted cash at end of period	$237,003	$192,031
Supplementary cash flow information:
Purchases of property, plant and equipment included in accounts payable and accrued liability	$1,891	$110
Cash paid for tax	$17	$—
Cash, Cash Equivalents and Restricted Cash:

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$235,915	$216,454
Restricted cash	1,088	876
Total cash, cash equivalents and restricted cash	$237,003	$217,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Notes to Financial Statements
(unaudited)

1. Organization, Description of Business and Summary of Significant Accounting Policies

Veracyte, Inc., or Veracyte, or the Company, is a global diagnostics company that provides clinicians with tests for patients with, or potentially facing, a cancer diagnosis. Veracyte's tests are used by clinicians for diagnostic, prognostic and treatment decisions.

Veracyte was incorporated in the state of Delaware on August 15, 2006, as Calderome, Inc. Calderome, Inc. operated as an incubator until early 2008. On March 4, 2008, the Company changed its name to Veracyte, Inc. The Company’s headquarters are in South San Francisco, California, and it also has operations in San Diego, California; Austin, Texas; and Marseille, France.

The Company currently offers tests in prostate cancer (Decipher Prostate); thyroid cancer (Afirma); breast cancer (Prosigna); and bladder cancer (Decipher Bladder). The Company’s Percepta Nasal Swab test is being run in its Clinical Laboratory Improvement Amendments of 1988, or CLIA, certified lab in support of clinical studies and its test for lymphoma is in development as a companion diagnostic.

The Company serves global markets with two complementary models. In the United States, it offers laboratory developed tests, or LDTs, through its centralized, CLIA certified laboratories in South San Francisco and San Diego, California, supported by its cytopathology expertise in Austin, Texas. Additionally, primarily outside of the United States, the Company provides its Prosigna test to patients through distribution to laboratories and hospitals that can perform the tests locally as an IVD test.

In February 2024, the Company acquired C2i, a minimal residual disease, or MRD, detection company. Refer to Note 4 Business Combination for additional information.

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of June 30, 2024, the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023, the condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023, the condensed consolidated statements of stockholders' equity for the three and six months ended June 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results, stockholders' equity and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2023 has been derived from audited financial statements. The results for the three and six months ended June 30, 2024 are not indicative of the results expected for the full year or any other period. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company operates in one segment.

The accompanying interim period condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Reclassifications

Certain prior period balances have been reclassified to conform to current period presentation of the Company’s consolidated financial statements and accompanying notes. Such reclassifications have no effect on previously reported results of operations, accumulated deficit, subtotals of operating, investing or financing cash flows or consolidated balance sheet totals; however, for the six months ended June 30, 2023, the Company reclassified $1.4 million of impairment of long-lived assets from the general and administrative caption in the condensed consolidated statements of operations to a separate caption within operating expenses and for the three and six months ended June 30, 2023, the Company reclassified $4.8 million and $9.6 million, respectively, of amortization of intangible assets from the intangible asset amortization - operating expense

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
caption in the condensed consolidated statements of operations to a separate caption, intangible asset amortization - cost of revenue, within a new cost of revenue section.

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

Several of the components of the Company’s sample collection kits and test reagents, IVD products and associated systems, as well as the systems service and service kits, are obtained from single-source suppliers. If these single-source suppliers fail to satisfy the Company’s requirements on a timely basis, or are unable to provide the Company with reagents that perform to specifications, the Company could suffer delays in being able to deliver its diagnostic solutions, suffer a possible loss of revenue, or incur higher costs, any of which could adversely affect its operating results.

Through June 30, 2024, the Company has derived most of its revenue from the sale of Decipher Prostate and Afirma testing. To date, Decipher Prostate and Afirma testing have been delivered primarily to physicians in the United States.

The Company is also subject to credit risk from its accounts receivable related to its sales. Credit risk for accounts receivable from testing revenue is incorporated in testing revenue accrual rates as the Company assesses historical collection rates and current developments to determine accrual rates and amounts the Company will ultimately collect. The Company generally does not perform evaluations of customers’ financial condition for testing revenue and generally does not require collateral. The Company assesses credit risk and the amount of accounts receivable the Company will ultimately collect for product, biopharmaceutical and other revenue based on collection history, current developments and credit worthiness of the customer. The estimate of credit losses is not material at June 30, 2024.

The Company’s total third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Medicare	31%	32%	31%	32%
UnitedHealthcare	14%	11%	14%	11%
	45%	43%	45%	43%

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
The Company's significant third-party payers in excess of 10% of total accounts receivable and their related accounts receivable balance as a percentage of total accounts receivable were as follows:

	June 30, 2024	December 31, 2023
Medicare	17%	20%
UnitedHealthcare	14%	7%

Cash and Cash Equivalents

The Company considers demand deposits in a bank, money market funds and highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Restricted Cash

The Company had deposits of $1.1 million and $0.9 million included in long-term assets as of June 30, 2024 and December 31, 2023, respectively, restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the Company's leases.

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

Testing Revenue

The Company recognizes revenue from the sale of tests performed for customers, including patients and institutions, at the time test results are reported to physicians. Most tests requested by customers are sold without a written agreement; however, the Company determines that an implied contract exists with its customers for whom a physician will order the test. The Company identifies each sale of its test to a customer as a single performance obligation. A stated contract price does not exist and the transaction price for each implied contract with a customer represents variable consideration. The Company estimates the variable consideration under the portfolio approach and considers the historical reimbursement data from third-party commercial and governmental payers and patients, as well as known or anticipated reimbursement trends not reflected in the historical data. The Company monitors the estimated amount to be collected in the portfolio at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Both the estimate and any subsequent revision contain uncertainty and require the use of significant judgment in the estimation of the variable consideration and application of the constraint for such variable consideration. The Company analyzes its actual cash collections over the expected reimbursement period and compares it with the estimated variable consideration for each payer group and any difference is recognized as an adjustment to estimated revenue after the expected reimbursement period, subject to assessment of the risk of future revenue reversal. For the three and six months ended June 30, 2024 and 2023, the Company recorded

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
$4.0 million and $6.9 million and $2.3 million and $4.6 million as revenue, respectively, resulting from cash collections exceeding the estimated variable consideration related to tests reported in previous years, including revenue received from successful appeals of reimbursement denials, net of recoupments.

Product Revenue

The Company's product revenue primarily consists of the Prosigna IVD breast cancer assay, related diagnostic kits and services. Product revenue from diagnostic kits is generally recognized upon shipment. Shipping and handling costs incurred for product shipments are included in product revenue. Revenue is presented net of the taxes that are collected from customers and remitted to governmental authorities.

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

Accounts receivable from biopharmaceutical and other revenue was $3.3 million at June 30, 2024 and $6.0 million at December 31, 2023. There was $2.2 million and $2.0 million of deferred revenue related to these agreements at June 30, 2024 and December 31, 2023, respectively. Revenue included in biopharmaceutical and other revenue for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Biopharmaceutical revenue	$1,702	$3,310	$2,656	$7,758
Contract manufacturing and testing	1,850	1,252	3,900	2,938
Total	$3,552	$4,562	$6,556	$10,696

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

Cost of Product Revenue

Cost of product revenue consists primarily of costs of purchasing diagnostic kit components, labor, installation, service and packaging and delivery costs. In addition, cost of product includes royalty costs for licensed technologies included in the Company’s products. Cost of product revenue is recognized in the period the related revenue is recognized. Shipping and handling costs incurred for product shipments are included in cost of product in the condensed consolidated statements of operations.

Cost of Biopharmaceutical and Other Revenue

Cost of biopharmaceutical and other revenue consists of costs of performing activities under arrangements that require the Company to license or provide access to its assets or services, including clinical and testing services, research and development, contract manufacturing and development, as well as other services.

Pension Liability

The Company offers a defined benefit pension plan to certain non-U.S. employees of its Veracyte SAS subsidiary. As of June 30, 2024 and December 31, 2023, the total pension obligation was $0.5 million and $0.8 million, respectively, and is included in other liabilities on the condensed consolidated balance sheets.

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

2. Net Income (Loss) Per Common Share

Basic earnings (loss) per share, or EPS, is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period. In loss periods, basic and diluted loss per share are identical since the effect of potentially dilutive common shares is antidilutive and therefore excluded. Potentially dilutive common shares from equity awards are determined using the average share price for each period under the treasury stock method. In addition, proceeds from exercises of equity awards and the average amount of unrecognized compensation expense

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
for equity awards are assumed to be used to repurchase shares. The following table sets forth the computation of basic and diluted EPS (in thousands, except per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator for basic and diluted EPS — net income (loss) (A)	$5,734	$(8,402)	$3,870	$(16,493)
Denominator for basic EPS — weighted average shares (B)	76,538	72,479	75,649	72,328
Effect of potentially dilutive common stock from:
Shares of common stock subject to outstanding options	433	—	509	—
Restricted stock units	147	—	405	—
Employee stock purchase plan	45	—	37	—
Dilutive potential common shares	625	—	951	—
Denominator for diluted EPS — adjusted weighted average shares and assumed conversions (C)	77,163	72,479	76,600	72,328
Basic EPS (A / B)	$0.07	$(0.12)	$0.05	$(0.23)
Diluted EPS (A / C)	$0.07	$(0.12)	$0.05	$(0.23)
Common stock equivalent shares excluded from the dilutive calculation due to antidilutive effect:
Shares of common stock subject to outstanding options	2,410	3,972	2,406	3,870
Restricted stock units	2,963	2,980	408	2,667
Employee stock purchase plan	—	23	—	37
Anti-dilutive potential common shares	5,373	6,975	2,814	6,574

3. Balance Sheet Components

Goodwill

The changes in the carrying amounts of goodwill were as follows (in thousands of dollars):

Amounts
Balance as of December 31, 2023	$702,984
Goodwill acquired - C2i	55,974
Effect of foreign currency translation on Goodwill acquired - HalioDx	(6,851)
Balance as of June 30, 2024	$752,107

Intangible Assets, Net

Intangible assets include finite-lived product technology, customer relationships, licenses and trade names and indefinite-lived in-process research and development. Intangible assets consisted of the following (in thousands of dollars):

	June 30, 2024			December 31, 2023			Weighted Average Remaining Amortization Period (Years)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Percepta product technology	$16,000	$(9,867)	$6,133	$16,000	$(9,333)	$6,667	6
Prosigna product technology	4,120	(1,259)	2,861	4,120	(1,122)	2,998	10
Prosigna customer relationships	2,430	(2,228)	202	2,430	(1,985)	445	0
LymphMark product technology	990	(648)	342	990	(577)	413	2
Decipher product technology	90,000	(29,734)	60,266	90,000	(25,234)	64,766	7
Decipher trade names	4,000	(2,643)	1,357	4,000	(2,243)	1,757	2
HalioDx developed technology	1,393	(406)	987	1,435	(346)	1,089	7
HalioDx customer relationships	2,678	(1,560)	1,118	2,760	(1,331)	1,429	2
HalioDx customer backlog	4,135	(2,966)	1,169	4,258	(2,529)	1,729	1
C2i developed technology	25,300	(703)	24,597	—	—	—	15
Total finite-lived intangibles	151,046	(52,014)	99,032	125,993	(44,700)	81,293	8.5
In-process research and development	13,500	—	13,500	7,300	—	7,300
Total intangible assets	$164,546	$(52,014)	$112,532	$133,293	$(44,700)	$88,593

Acquisition-related intangibles are generally finite-lived and are carried at cost less accumulated amortization. Amortization of the finite-lived intangible assets is recognized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized.

Amortization expense of $3.8 million and $5.3 million was recognized for the three months ended June 30, 2024 and 2023, respectively, and expense of $7.4 million and $10.7 million was recognized for the six months ended June 30, 2024 and 2023, respectively.

The estimated future aggregate amortization expense as of June 30, 2024 is as follows (in thousands of dollars):

Year Ending December 31,	Amounts
2024 remainder of year	$7,534
2025	14,241
2026	12,770
2027	12,168
2028	12,168
Thereafter	40,151
Total	$99,032

Impairment of Long-Lived Assets

There was no impairment of long-lived assets for the three months ended June 30, 2024 and 2023. Impairment of long-lived assets for the six months ended June 30, 2024 and 2023 was $0.4 million and $1.4 million, respectively, of impairment of right-of-use and fixed assets in relation to exiting our Watertown and Richmond facilities.

Supplies and Inventory

Supplies and inventory consisted of lab supplies and reagents to be used in the performance of testing services and inventory related to finished and semi-finished goods used in the assembly of IVD kits related to product sales as well as raw materials consumed in the contract manufacturing process. As of June 30, 2024 and December 31, 2023, supplies and inventory consisted of the following (in thousands of dollars):

	June 30, 2024	December 31, 2023
Supplies	$12,239	$12,152
Inventory	7,019	3,976
Total supplies and inventory	$19,258	$16,128

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands of dollars):

	June 30, 2024	December 31, 2023
Accrued compensation expenses	$24,556	$26,430
Accrued other	18,899	11,997
Total accrued liabilities	$43,455	$38,427

4. Business Combination

On February 5, 2024, or the Closing Date, the Company acquired 100% of the outstanding equity interests of C2i, or the C2i Acquisition. C2i was a privately-held company that developed a novel method for estimating tumor burden in cancer patients by analyzing a patient’s cell free DNA sequence and offered post-treatment monitoring of cancer recurrence and progression by analyzing subtle changes in the pattern of the tumor’s DNA. The consideration to acquire C2i was $100.2 million, comprised of $73.3 million in the form of approximately 2.7 million shares of the Company’s common stock based on the Company's share price on the Closing Date, $0.8 million of pre-combination portion of replacement stock options issued to C2i’s continuing employees, $17.2 million of contingent consideration that has been agreed to be paid on achievement of certain milestones and the remainder in cash. The Company incurred $5.1 million of transaction costs related to the of C2i Acquisition, which were recorded as general and administrative expense.

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

The Company included financial results of C2i in its consolidated financial statements from the acquisition date, which contributed zero and $1.9 million of revenue and operating loss, respectively, during the three months ended June 30, 2024 and zero and $6.1 million of revenue and operating loss, respectively, during the six months ended June 30, 2024 including $1.3 million of severance and retention charges and $0.7 million of impairment of right-of-use asset and intangible asset amortization.

Assets acquired and liabilities assumed are recorded based on valuations derived from estimated fair value assessments and assumptions used by the Company. While the Company believes that its estimates and assumptions underlying the

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total revenue	$114,428	$90,544	$211,272	$172,966
Net income (loss)	$5,306	$(15,878)	$1,287	$(35,965)

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

The carrying amounts of certain financial instruments of the Company, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The fair value of the Company’s financial assets includes money market funds and deposits for leases of the Company's facilities. Money market funds, included in cash and cash equivalents in the accompanying condensed consolidated balance sheets, were $19.3 million and $1.4 million as of June 30, 2024 and December 31, 2023, respectively, and are Level I assets as described above. The deposits for the leases, included in restricted cash, were $1.1 million and $0.9 million as of June 30, 2024 and December 31, 2023, respectively, and are Level I assets as described above. There were no transfers between Levels 1, 2 or 3 for the three and six months ended June 30, 2024 and 2023.

As part of the Company’s agreement to acquire the exclusive global diagnostic license to the nCounter Analysis System, the Company may pay up to an additional $10.0 million in cash, contingent upon first achievement or occurrence, by or on behalf of the Company, of the commercial launch of the first, second and third diagnostic tests for use on the nCounter multiplex analysis system. This contingency was valued at $6.1 million as of the acquisition date and is remeasured to fair value

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
at each reporting date until the contingent consideration is settled, with the corresponding changes included in general and administrative expense in the Company's condensed consolidated statements of operations. As of June 30, 2024 and December 31, 2023, this contingency was remeasured to $3.2 million and $3.2 million, respectively. For both the three and six months ended June 30, 2024, an expense of $0.1 million was recorded. For the three and six months ended June 30, 2023, expense of $0.1 million and reversals of expense of $0.3 million, respectively, were recorded. As of June 30, 2024, the achievement of one of the milestones is forecasted to occur within the next 12 months. As a result, $2.7 million of the contingent consideration is included in short term liabilities at June 30, 2024. In addition, the contingent consideration related to the C2i Acquisition as discussed in Note 4, is dependent on the achievement of certain milestones and is payable in cash or shares of the Company’s common stock, at the Company’s election, of up to $25 million and was valued at $17.2 million. The fair value of the contingent consideration related to the C2i Acquisition will be remeasured to fair value at each reporting date until the contingent consideration is settled, with the corresponding changes included in general and administrative expense. As of June 30, 2024, this contingency was remeasured to $18.0 million. For both the three and six months ended June 30, 2024, $0.8 million expense was recorded. As of June 30, 2024, the achievement of one of the milestones is forecasted to occur within the next 12 months. As a result, $4.6 million of the contingent consideration is included in short term liabilities at June 30, 2024. The fair value of contingent consideration includes inputs that are not observable in the market and thus represents a Level III financial liability. The estimation of the fair value of the contingent consideration is based on the present value of the expected payments calculated by assessing the likelihood of when the related milestones would be achieved and estimating the Company's borrowing rate. These estimates form the basis for making judgments about the carrying value of the contingent consideration that are not readily apparent from other sources. Changes to the forecasts for the achievement of the milestones and the borrowing rate can significantly affect the estimated fair value of the contingent consideration. As of June 30, 2024 and December 31, 2023, the Company calculated the estimated fair value of the milestones using the following significant unobservable inputs:

	Value or Range (Weighted-Average)
Unobservable input	June 30, 2024	December 31, 2023
Discount rate	5.5% - 6.6% (5.6%)	6.8%
Probability of achievement	0% - 95% (88%)	10% - 80% (69%)

6. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory facilities in South San Francisco and San Diego, California; Austin, Texas; Marseille, France; Richmond, Virginia; and Watertown, Massachusetts, and leases certain equipment under various non-cancelable lease agreements. The lease terms extend to May 2036 and contain extension of lease terms and expansion options. The leases have a weighted average remaining lease term of 6.3 years as of June 30, 2024. The Company had deposits of $1.1 million and $0.9 million included in long-term assets as of June 30, 2024 and December 31, 2023, respectively, restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the leases.

The Company determined its operating lease liabilities using payments through their current expiration dates and a weighted average discount rate of 9.7% based on the rate that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments in a similar economic environment. Operating lease liabilities along with the associated right-of-use assets are disclosed in the accompanying condensed consolidated balance sheets. After the adoption of ASC 842, Leases, or ASC 842, the Company classified its deferred rent for tenant improvements with its operating lease right-of-use assets on the consolidated balance sheets.

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
Future minimum lease payments under non-cancelable operating leases as of June 30, 2024 are as follows (in thousands of dollars):

Year Ending December 31,	Amounts
Remainder of 2024	$3,935
2025	7,775
2026	3,218
2027	1,968
2028	1,933
Thereafter	9,793
Total future minimum lease payments	28,622
Less: amount representing interest	7,884
Present value of future lease payments	20,738
Less: short-term lease liabilities	7,185
Long-term lease liabilities	$13,553

The Company recognizes operating lease expense on a straight-line basis over the non-cancelable lease period. The following table summarizes operating lease expense and cash paid for amounts included in the measurement of lease liabilities (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	$1,422	$1,278	$2,964	$2,401
Cash paid for amounts included in the measurement of lease liabilities	$1,534	$1,362	$3,163	$2,539

The company has leased laboratory equipment under various financing leases. The total right-of-use assets and total financing lease liabilities for these financing leases were $0.1 million and $0.1 million, respectively, as of both June 30, 2024 and December 31, 2023, and are included in property, plant and equipment, net and other liabilities in the accompanying condensed consolidated balance sheets.

The Company entered into a lease agreement for a newly constructed facility in Marseille, France. The lease commenced during the three months ended June 30, 2024 and the Company recorded a lease liability and a corresponding ROU asset of $8.0 million. The initial term of the lease is twelve years with annual rent of approximately $1.3 million, excluding common area maintenance costs.

Contingencies

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. The Company believes there is no litigation pending that could have, either individually or in the aggregate, a material impact on the Company's consolidated financial statements.

7. Stockholders’ Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows:

	June 30, 2024	December 31, 2023
Stock options and restricted stock units issued and outstanding	6,987,117	6,318,389
Stock options and restricted stock units available for grant under stock option plans	3,730,380	5,194,399
Common stock available for the Employee Stock Purchase Plan	1,109,722	1,189,513
Total	11,827,219	12,702,301

8. Components of Other Income

Other income, net consists of the following (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
French research tax credits	$353	$(1,483)	$923	$(474)
Interest income	2,699	1,258	5,394	2,447
Interest expense	(1)	(3)	(1)	(10)
Loss on currency revaluation	(171)	(82)	(731)	146
Other	(125)	84	(82)	72
	$2,755	$(226)	$5,503	$2,181

9. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate applied to the Company’s year to date income or loss and is adjusted for discrete items recorded in the period. For the three months ended June 30, 2024 and 2023, the Company’s effective tax rate was 22.1% and (1.5)%, respectively. For the six months ended June 30, 2024 and 2023, the Company’s effective tax rate was 29.0% and (0.8)% respectively. For the six months ended June 30, 2024, the primary difference between the effective tax rate and the federal statutory rate is driven by unfavorable permanent differences and foreign and state taxes offset by the full valuation allowance the Company has established on its federal, state and foreign net operating losses and credits. For the six months ended June 30, 2023, the primary difference between the effective tax rate and the federal statutory rate is driven by the full valuation allowance the Company has established on its federal, state and foreign net operating losses and credits.

The Company recorded income tax expense of $1.6 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and recorded income tax expense of $1.6 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively. The provision for income taxes recorded in the three and six months ended June 30, 2024 consists primarily of federal, state and foreign income taxes, offset partially by reductions in deferred tax liabilities from acquired entities. The provision for income taxes recorded in the three and six months ended June 30, 2023 consists primarily of state and foreign income taxes.

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

Veracyte, Afirma, Percepta, Envisia, Prosigna, Lymphmark, Decipher, GRID, HalioDx, TMExplore, Brightplex, Immunosign, C2i Genomics, C2intelligence, C2inform and the Veracyte logo are registered or pending trademarks of Veracyte, Inc. and its subsidiaries in the United States and selected countries. nCounter is the registered trademark of NanoString Technologies, Inc., or NanoString, now owned by Bruker Corporation as part of Bruker Corporation’s asset acquisition of NanoString, in the United States and selected countries and used by Veracyte under license. Immunoscore is the registered trademark of Institut National de la Santé et de la Recherche Médicale, or Inserm, in the United States and selected countries and used by Veracyte under license.

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
We currently offer tests in prostate cancer (Decipher Prostate); thyroid cancer (Afirma); breast cancer (Prosigna); and bladder cancer (Decipher Bladder). Our Percepta Nasal Swab test is being run in our CLIA lab in support of clinical studies and our test for lymphoma is in development as a companion diagnostic.
We serve global markets with two complementary models. In the United States, we offer LDTs through our centralized CLIA certified laboratories in South San Francisco and San Diego, California, supported by our cytopathology expertise in Austin, Texas. Additionally, primarily outside of the United States, we provide tests to patients through distribution to laboratories and hospitals that can perform the tests locally. Today, this includes our Prosigna test, and in the future, we intend to offer Decipher Prostate and Percepta Nasal Swab as IVD tests. We believe our broad menu of advanced diagnostic tests, combined with our ability to deliver them globally, differentiates us in the diagnostics industry.
In February 2024, we acquired C2i, a MRD detection company, which aims to expand our role across the patient cancer journey, moving from providing early decision support to following the patient through treatment, where we will be able to help monitor the success of a therapeutic or surgical intervention, and determine the best course of action for each patient.

Macroeconomic Factors

Recent interest rate changes and inflation in the United States and other markets globally, as well as the macroeconomic environment, have heightened the risk of an economic downturn, recession or heightened volatility in the capital or credit markets in the United States and globally. Moreover, the continued fluctuation of the U.S. dollar compared to other currencies, has impacted and may continue to impact our results of operations. We intend to continue to monitor macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions as appropriate. In addition, regional conflicts like those between Russia and Ukraine may adversely impact our business and operating results. Finally, the ongoing conflict in the Middle East may disrupt our Israel business operations and employees that we acquired through the C2i Acquisition.

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
•the time it takes us or our customers to perform our tests and report the results, including as a result of supply chain challenges (including quality of single-source reagents);
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

Product Revenue

Our products consist primarily of the Prosigna breast cancer assay, related diagnostic kits, and services. We recognize product revenue when control of the promised goods is transferred to our customers, in an amount that reflects the consideration expected to be received in exchange for those products. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer, either on its own or together with other resources that are readily available to the customer, and is separately identified in the contract. Performance obligations are considered satisfied once we have transferred control of a product to the customer, meaning the customer has the ability to use and obtain the benefit of the product. We recognize product revenue for satisfied performance obligations only when there are no uncertainties regarding payment terms or transfer of control. Shipping and handling costs incurred for product shipments are charged to our customers and included in product revenue. Revenue is presented net of the taxes that are collected from customers and remitted to governmental authorities.

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

Timing of Our Research and Development Expenses

We spend a significant amount on activities to secure clinical trial results in support of our testing and product development portfolio and on-market tests, as well as clinical validation and utilization studies. We also deploy state-of-the-art and costly genomic technologies in our discovery experiments, and our spending on these technologies may vary substantially from quarter to quarter. The timing of these research and development activities is difficult to predict, as is the timing of clinical trial enrollments and sample acquisitions. If a substantial number of clinical samples are acquired in a given quarter or if a high-cost experiment is conducted in one quarter versus the next, the timing of these expenses can affect our financial results. We conduct clinical studies to validate our new products, as well as on-going clinical studies to further the published evidence to support our commercialized tests. As these studies are initiated, start-up costs for each site can be significant and concentrated in a specific quarter. Spending on research and development, for both experiments and studies, may vary significantly by quarter depending on the timing of these various expenses.

Financial Overview

Revenue

Through June 30, 2024, we derived most of our revenue from the sale of Decipher Prostate and Afirma tests, delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of cash collection from the third-party payer and individual patients. Third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Medicare	31%	32%	31%	32%
UnitedHealthcare	14%	11%	14%	11%
	45%	43%	45%	43%

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

Cost of Testing Revenue

The components of our cost of testing revenue are sample collection kit costs, reagent expenses, compensation expense, license fees and royalties, depreciation, other expenses such as equipment and laboratory supplies, and allocations of facility and information technology expenses. Costs associated with performing tests are recorded as the test is processed regardless of whether and when revenue is recognized with respect to that test. As a result, our cost of testing revenue as a percentage of testing revenue may vary significantly from period to period because we may not recognize all revenue in the period in which the associated costs are incurred. We expect cost of testing revenue in absolute dollars to increase as the number of tests we perform increases. However, we expect that the cost per test will decrease over time due to leveraging fixed costs, efficiencies we may gain as test volume increases and process enhancements such as automation, and other cost reductions. As we introduce new tests, initially our cost of testing revenue will be high as we expect to run suboptimal batch sizes, run quality control batches, test batches, registry samples, and generally incur costs that may suppress or reduce gross margins. This will disproportionately increase our aggregate cost of testing revenue until we achieve processing efficiencies for these new tests.

Cost of Product Revenue

Our cost of product revenue consists primarily of costs of purchasing diagnostic kit components, labor, installation, service and packaging and delivery costs. In addition, cost of product revenue includes royalty costs for licensed technologies included in our products. As our Prosigna test kits are sold in various configurations with different number of tests, our product cost per test will vary based on the specific kit configuration purchased by customers.

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

Intangible Asset Amortization - Cost of Revenue

Our finite-lived intangible assets, acquired in business combinations, are being amortized over 4 to 15 years, using the straight-line method. Intangible asset amortization - cost of revenue includes amortization of finite-lived intangible assets related to developed and product technology utilized in our current product and service offerings and customer backlog.

Research and Development

Research and development expenses include expenses incurred to collect clinical samples and conduct clinical studies to develop and support our products and pipeline, as well as develop future technology. These expenses consist of compensation expenses, direct research and development expenses such as laboratory supplies and costs associated with setting up and conducting clinical studies at domestic and international sites, professional fees, depreciation and amortization, other miscellaneous expenses and allocation of facility and information technology expenses. We expense all research and development costs in the periods in which they are incurred. We incurred a majority of our research and development expenses in 2023 in support of our early-stage products, including Percepta Nasal Swab, as well as the development of new IVD products and discovery. In the six months ended June 30, 2024, our research and development expenses also included support for our MRD tests. Going forward, we expect to incur significant expense as we invest in the continued development of our innovation engine, early-stage products including our MRD tests, required clinical studies and the development of current tests on multiple IVD platforms.

Selling and Marketing

Selling and marketing expenses consist of compensation expenses, direct marketing expenses, professional fees, other expenses such as travel and communications costs, as well as allocation of facility and information technology expenses. Our sales team of approximately 110 representatives is organized by business unit in the U.S., with separate teams calling on thyroid cancer, and urologic cancer physicians. The business units have dedicated marketing support, as well as a marketing operations team that serves the commercial organization broadly. Prosigna sales outside of the U.S. are led by country managers and sales teams that call on laboratories and breast cancer oncologists, with dedicated marketing support.

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

Intangible Asset Amortization - Operating Expenses

Our finite-lived intangible assets, acquired in business combinations, are being amortized over 4 to 15 years, using the straight-line method. Intangible asset amortization - operating expenses includes amortization of finite-lived intangible assets related to developed technology utilized in the development of future product and service offerings, trade names and customer relationships.

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

Results of Operations

Comparison of the three and six months ended June 30, 2024 and 2023 (in thousands of dollars, except percentages and test volume):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	%	2024	2023	Change	%
Revenue:
Testing revenue	$106,970	$81,749	$25,221	31%	$197,273	$154,145	$43,128	28%
Product revenue	3,906	4,011	(105)	(3)%	7,443	7,903	(460)	(6)%
Biopharmaceutical and other revenue	3,552	4,562	(1,010)	(22)%	6,556	10,696	(4,140)	(39)%
Total revenue	114,428	90,322	24,106	27%	211,272	172,744	38,528	22%
Cost of revenue:
Cost of testing revenue	27,920	23,333	4,587	20%	53,899	42,981	10,918	25%
Cost of product revenue	1,874	2,315	(441)	(19)%	4,518	4,477	41	1%
Cost of biopharmaceutical and other revenue	3,812	4,040	(228)	(6)%	6,650	8,459	(1,809)	(21)%
Intangible asset amortization - cost of revenue	2,909	4,814	(1,905)	(40)%	5,824	9,618	(3,794)	(39)%
Total cost of revenue	36,515	34,502	2,013	6%	70,891	65,535	5,356	8%
Gross profit	77,913	55,820	22,093	40%	140,381	107,209	33,172	31%
Operating expenses:
Research and development	16,465	12,541	3,924	31%	32,430	25,310	7,120	28%
Selling and marketing	24,216	25,756	(1,540)	(6)%	47,998	51,886	(3,888)	(7)%
General and administrative	31,745	25,047	6,698	27%	57,955	46,100	11,855	26%
Impairment of long-lived assets	—	—	—	N/M	429	1,410	(981)	(70)%
Intangible asset amortization - operating expenses	881	527	354	67%	1,619	1,052	567	54%
Total operating expenses	73,307	63,871	9,436	15%	140,431	125,758	14,673	12%
Income (loss) from operations	4,606	(8,051)	12,657	(157)%	(50)	(18,549)	18,499	(100)%
Other income (loss), net	2,755	(226)	2,981	(1,319)%	5,503	2,181	3,322	152%
Income (loss) before income taxes	7,361	(8,277)	15,638	(189)%	5,453	(16,368)	21,821	(133)%
Income tax provision	1,627	125	1,502	1,202%	1,583	125	1,458	1,166%
Net income (loss)	$5,734	$(8,402)	$14,136	(168)%	$3,870	$(16,493)	$20,363	(123)%
Other Operating Data:
Diagnostic tests reported	36,057	29,061	6,996	24%	67,026	54,909	12,117	22%
Product tests sold	2,966	2,748	218	8%	5,421	5,688	(267)	(5)%
Total test volume	39,023	31,809	7,214	23%	72,447	60,597	11,850	20%

Depreciation and amortization expense	$5,738	$6,859	$(1,121)	(16)%	$11,328	$13,529	$(2,201)	(16)%
Stock-based compensation expense	$9,854	$10,449	$(595)	(6)%	$17,873	$18,550	$(677)	(4)%

Revenue

Revenue increased $24.1 million for the three months ended June 30, 2024 compared to the same period in 2023. This was primarily due to a $25.2 million increase in testing revenue, partially offset by a $1.0 million decrease in our Biopharmaceutical and other revenue. The 31% growth in testing revenue was primarily driven by a 24% volume increase and a 5% average selling price increase between our Decipher Prostate and Afirma products for the three months ended June 30, 2024.

Revenue increased $38.5 million for the six months ended June 30, 2024 compared to the same period in 2023. This was primarily due to a $43.1 million increase in testing revenue driven by a 22% volume increase, partially offset by a $4.1 million decrease in our Biopharmaceutical and other revenue. The increase in testing revenue and tests reported for the six months ended June 30, 2024 was due to Decipher Prostate and Afirma tests.

Product revenue decreased $0.1 million for the three months ended June 30, 2024 and decreased $0.5 million for the six months ended June 30, 2024 compared to the same periods in 2023. The six months result was primarily driven by lower demand for product test kits, largely as a result of supply chain issues.

Biopharmaceutical and other revenue decreased by $1.0 million for the three months ended June 30, 2024 and decreased by $4.1 million for the six months ended June 30, 2024 compared to the same periods in 2023, driven primarily by the reduction of customer projects given overall spending constraints across the industry.

Cost of revenue

Comparison of the three and six months ended June 30, 2024 and 2023 is as follows (in thousands of dollars, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	%	2024	2023	Change	%
Cost of testing revenue:
Laboratory costs	$14,820	$12,722	$2,098	16%	$28,111	$23,084	$5,027	22%
Sample collection costs	3,164	2,764	400	14%	6,221	5,279	942	18%
Compensation expense	5,139	4,811	328	7%	10,354	9,058	1,296	14%
License fees and royalties	16	23	(7)	(30)%	36	45	(9)	(20)%
Depreciation and amortization	429	331	98	30%	856	640	216	34%
Other expenses	1,540	1,102	438	40%	2,566	1,802	764	42%
Allocations	2,812	1,580	1,232	78%	5,755	3,073	2,682	87%
Total	$27,920	$23,333	$4,587	20%	$53,899	$42,981	$10,918	25%
Cost of product revenue:
Product costs	$628	$2,097	$(1,469)	(70)%	$1,891	$3,731	$(1,840)	(49)%
License fees and royalties	314	98	216	220%	751	460	291	63%
Depreciation and amortization	212	46	166	361%	437	89	348	391%
Other expenses	588	38	550	1,447%	1,186	161	1,025	637%
Allocations	132	36	96	267%	253	36	217	603%
Total	$1,874	$2,315	$(441)	(19)%	$4,518	$4,477	$41	1%
Cost of biopharmaceutical and other revenue:
Compensation expense	$2,072	$1,952	$120	6%	$3,534	$4,239	$(705)	(17)%
License fees and royalties	—	5	(5)	(100)%	150	25	125	500%
Depreciation and amortization	46	113	(67)	(59)%	125	225	(100)	(44)%
Other expenses	1,225	944	281	30%	1,945	2,841	(896)	(32)%
Allocations	469	1,026	(557)	(54)%	896	1,129	(233)	(21)%
Total	$3,812	$4,040	$(228)	(6)%	$6,650	$8,459	$(1,809)	(21)%
Intangible asset amortization - cost of revenue	$2,909	$4,814	$(1,905)	(40)%	$5,824	$9,618	$(3,794)	(39)%

Cost of testing revenue increased $4.6 million, or 20%, for the three months ended June 30, 2024 compared to the same period in 2023. The increase in cost of testing revenue was due to increased volume in testing, higher staffing to support testing performance and the build out of infrastructure related to current and future growth expectations, primarily related to Decipher Prostate and Afirma tests.

Cost of testing revenue increased $10.9 million, or 25%, for the six months ended June 30, 2024 compared to the same period in 2023. The increase in cost of testing revenue was due to increased volume in testing, higher staffing to support testing performance and the build out of infrastructure related to current and future growth expectations, primarily related to Decipher Prostate and Afirma tests.

Cost of product revenue decreased $0.4 million, or 19%, for the three months ended June 30, 2024 compared to the same period in 2023, driven by lower volume of tests and a decrease in overhead related to manufacturing our IVD kits at our Marseille, France facilities. Cost of product revenue was the same for the six months ended June 30, 2024 compared to the same period in 2023.

Cost of biopharmaceutical and other revenue includes labor costs, laboratory supplies and pass-through expenses incurred on these projects. Cost of biopharmaceutical and other revenue for the three and six months ended June 30, 2024 decreased by $0.2 million and $1.8 million, respectively, compared to the same periods in 2023, driven by reductions of variable expenses related to projects.

Research and development

Comparison of the three and six months ended June 30, 2024 and 2023 is as follows (in thousands of dollars, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	%	2024	2023	Change	%
Research and development expense:
Compensation expense	$8,365	$7,112	$1,253	18%	$17,450	$14,413	$3,037	21%
Direct research and development expense	5,243	2,504	2,739	109%	9,117	5,245	3,872	74%
Depreciation and amortization	248	273	(25)	(9)%	486	436	50	11%
Other expenses	1,091	1,148	(57)	(5)%	2,371	2,872	(501)	(17)%
Allocations	1,519	1,504	15	1%	3,006	2,344	662	28%
Total	$16,466	$12,541	$3,925	31%	$32,430	$25,310	$7,120	28%

Research and development expense increased $3.9 million, or 31%, for the three months ended June 30, 2024 compared to the same period in 2023. The increase was primarily driven by direct research and development expense related to our on-going clinical studies including, but not limited to, furthering the support and clinical utility evidence of our urology products and our Percepta Nasal Swab test. In addition to clinical studies, the increase is partially driven by development costs related to our IVD and MRD strategies, as well as projects to enhance laboratory efficiencies.

Research and development expense increased $7.1 million, or 28%, for the six months ended June 30, 2024 compared to the same period in 2023. The increase was primarily driven by direct research and development expense related to our on-going clinical studies including, but not limited to, furthering the support and clinical utility evidence of our Percepta Nasal Swab test and urology products. In addition to clinical studies, the increase is partially driven by development and personnel costs related to our IVD and MRD strategies, as well as projects to enhance laboratory efficiencies.

Selling and marketing

Comparison of the three and six months ended June 30, 2024 and 2023 is as follows (in thousands of dollars, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	%	2024	2023	Change	%
Selling and marketing expense:
Compensation expense	$17,081	$18,799	$(1,718)	(9)%	$34,703	$38,469	$(3,766)	(10)%
Direct marketing expense	2,048	1,427	621	44%	3,186	2,774	412	15%
Other expenses	3,212	3,876	(664)	(17)%	6,627	7,455	(828)	(11)%
Allocations	1,875	1,654	221	13%	3,482	3,188	294	9%
Total	$24,216	$25,756	$(1,540)	(6)%	$47,998	$51,886	$(3,888)	(7)%

Selling and marketing expense decreased $1.5 million, or 6%, for the three months ended June 30, 2024 compared to the same period in 2023. The decrease in compensation expense and other expenses was primarily due to the reduction in sales support for our Envisia product and reduced variable compensation. Direct marketing expense increased primarily due to increases in trade shows and market research.

Selling and marketing expense decreased $3.9 million, or 7%, for the six months ended June 30, 2024 compared to the same period in 2023. The decrease in compensation and other expense was primarily due to a reversal of the stock-based compensation related to employee exits and reduced variable compensation, partially offset by severance costs associated with the decision to reduce the sales support for our Envisia product. Direct marketing expense increased primarily due to increased trade show events.

General and administrative

Comparison of the three and six months ended June 30, 2024 and 2023 is as follows (in thousands of dollars, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	%	2024	2023	Change	%
General and administrative expense:
Compensation expense	$23,107	$18,783	$4,324	23%	$40,866	$34,356	$6,510	19%
Occupancy expenses	2,539	2,243	296	13%	5,092	3,679	1,413	38%
Depreciation and amortization	999	752	247	33%	1,965	1,464	501	34%
Other expenses	11,907	9,069	2,838	31%	23,424	16,371	7,053	43%
Allocations	(6,807)	(5,800)	(1,007)	17%	(13,392)	(9,770)	(3,622)	37%
Total	$31,745	$25,047	$6,698	27%	$57,955	$46,100	$11,855	26%

General and administrative expense increased by $6.7 million for the three months ended June 30, 2024, compared to the same period in 2023. Compensation expense for the three months ended June 30, 2024 compared to the same period in 2023 increased primarily due to $2.9 million of expenses related to restructuring costs associated with the rupture conventionelle collective, or mutually consented termination plan, at our Marseille location as well as increased variable compensation. Occupancy expenses increased primarily due to our expansion of our San Diego facilities footprint to support Decipher Prostate growth, and other expenses increased $2.8 million primarily in relation to expenses related to the C2i Acquisition, including contingent consideration expense of $0.8 million, along with an increase in infrastructure costs. General and administrative expenses related to occupancy costs and information technology costs are allocated to general and administrative expense, selling and marketing expense, research and development expense, and cost of revenue based on the headcount and employee location.

General and administrative expense increased by $11.9 million for the six months ended June 30, 2024, compared to the same period in 2023. Compensation expense for the six months ended June 30, 2024 compared to the same period in 2023 increased primarily due to expenses related to restructuring costs associated with the mutually consented termination plan at our Marseille location, annual compensation increases and expenses related to the C2i Acquisition. Occupancy expenses increased primarily due to our expansion of our San Diego facilities footprint to support Decipher Prostate growth, and other expenses increased $7.1 million primarily in relation to expenses related to the C2i Acquisition, infrastructure build out and $0.9 million of contingent consideration expenses. General and administrative expenses related to occupancy costs and information technology costs are allocated to general and administrative expense, selling and marketing expense, research and development expense, and cost of revenue based on the headcount and employee location.

Impairment of long-lived assets

There were no impairments of long-lived assets during the three months ended June 30, 2024 and 2023. Impairment of long-lived assets during the six months ended June 30, 2024 and 2023 was $0.4 million and $1.4 million, respectively, of impairment of right-of-use and fixed assets in relation to exiting our Watertown and Richmond facilities.

Other income, net

Other income (loss), net, increased $3.0 million for the three months ended June 30, 2024 compared to the same period in 2023, primarily due to an increase of $1.4 million from interest income and an increase of $1.8 million related to the French research tax credit.

Other income (loss), net, increased $3.3 million for the six months ended June 30, 2024 compared to the same period in 2023, primarily due to an increase of $2.9 million from interest and dividend income, an increase of $1.4 million related to the French research tax credit, and a decrease of $0.9 million due to unrealized foreign currency loss.

Income tax expense

We recorded income tax expense of $1.6 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and recorded income tax expense of $1.6 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively.

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

Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents of $235.9 million. During the six months ended June 30, 2024, our cash and cash equivalents increased by $19.5 million. Historically, we have been financed primarily through net proceeds from the sale of our equity securities. Beginning in 2023, our operations have been financed primarily by cash flows generated by our revenue. For the six months ended June 30, 2024, we had net income of $3.9 million, but we may not sustain profitability for the remainder of 2024 and in future years. As of June 30, 2024, we had an accumulated deficit of $464.3 million.

We believe our existing cash and cash equivalents as of June 30, 2024, and cash flows generated by our revenue during the next 12 months will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the filing date of this report. We expect that our near- and longer-term liquidity requirements will continue to consist of costs to run our laboratories, research and development expenses, selling and marketing expenses, general and administrative expenses, working capital, capital expenditures, lease obligations, potential milestones associated with the C2i Acquisition, and general corporate expenses associated with the growth of our business. However, we may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to generate cash flows from our revenue to finance our cash requirements, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. If we raise funds by issuing equity securities, dilution to stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, restrictions on our cash and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third-party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives, or forgo potential acquisitions or investments. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to us. Moreover, any instability in the global banking system may impact liquidity both in the short term and long term and may result in adverse impacts to our or our customers’ business, including in our customers’ ability to pay for our products.

Operating Leases

We lease office and laboratory facilities in South San Francisco and San Diego, California; Austin, Texas; Marseille, France; Richmond, Virginia; and Watertown, Massachusetts, and lease certain equipment under various non-cancelable lease agreements. The lease terms extend to May 2036 and contain extension of lease term and expansion options. As of June 30, 2024, the leases have a weighted average remaining lease term of 6.3 years and total future minimum lease payments of $28.6 million.

Veracyte SAS entered into a lease agreement for a newly constructed facility in Marseille, France. The lease commenced during the three months ended June 30, 2024 and we recorded a lease liability and a corresponding ROU asset of $8.0 million. The initial term of the lease is twelve years with annual rent of approximately $1.3 million, excluding common area maintenance costs.

Acquisition-Related Contingent Consideration

C2i Acquisition Contingent Consideration

Pursuant to the Merger Agreement, we may pay up to an additional $25.0 million in cash or shares of our common stock, at our election, contingent upon the achievement of certain milestones. As of June 30, 2024, the achievement of one of the milestones contained in the Merger Agreement is forecasted to occur within the next 12 months, requiring payments totaling $5.0 million.

nCounter Analysis System Acquisition Contingent Consideration

As part of our agreement to acquire the exclusive global diagnostic license to the nCounter Analysis System, we may pay up to an additional $10.0 million in cash, contingent upon first achievement or occurrence, by us or on our behalf, of the commercial launch of the first, second and third diagnostic tests for use on the nCounter multiplex analysis system. As of June 30, 2024, the achievement of one of the milestones is forecasted to occur within the next 12 months, requiring payments totaling $3.5 million.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023 (in thousands of dollars):

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$20,609	$14,499
Net cash provided by investing activities	108	20,411
Net cash (used in) provided by financing activities	(875)	2,082

Cash Flows from Operating Activities

Cash provided by operating activities for the six months ended June 30, 2024 was $20.6 million. Our net income of $3.9 million includes non-cash charges of $17.9 million of stock-based compensation expense, $11.3 million of depreciation and amortization, of which $7.4 million was related to intangible asset amortization, and the remainder was due to a non-cash lease expense of $2.3 million. Cash used as a result of changes in operating assets and liabilities was $17.0 million, primarily composed of an increase in accounts receivable of $10.1 million, an increase in supplies and inventory of $3.3 million, a decrease in operating lease liability of $2.4 million, an increase in prepaids and other current assets of $2.2 million, a decrease in accounts payable of $1.7 million, and an increase in other assets of $1.2 million partially offset by a decrease in accrued liabilities and deferred revenue of $3.9 million.

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

Cash Flows from Investing Activities

Cash provided by investing activities for the six months ended June 30, 2024 was $0.1 million, consisting of $5.0 million net cash acquired from C2i excluding post-close transactions costs, partially offset by $4.9 million used in the purchase of property, plant and equipment.

Cash provided by investing activities for the six months ended June 30, 2023 was $20.4 million, consisting of $44.8 million generated from the sale and maturity of short-term investments, partially offset by $19.7 million used in the purchase of short-term investments and $4.7 million used in the purchase of property, plant and equipment.

Cash Flows from Financing Activities

Cash used in financing activities for the six months ended June 30, 2024 was $0.9 million, consisting of $5.1 million in tax payments during the period related to the vesting of restricted stock units granted to employees, partially offset by $4.3 million in proceeds from the exercise of options to purchase our common stock and the purchase of stock under our Employee Stock Purchase Plan, or ESPP.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $235.9 million as of June 30, 2024 which consisted of bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

Foreign Currency Risk

As of June 30, 2024 we held $5.0 million of bank deposits denominated in Euros. Such Euro denominated deposits carry a degree of risk from changes in currency exchange rates as the gains or losses from changes in exchange rates are included in our net income (loss) and comprehensive income (loss). As of June 30, 2024 a hypothetical 10% appreciation or depreciation of the U.S. dollar relative to the Euro would not have had a material impact on our condensed consolidated financial statements.

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

(b)Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout our Company. On February 5, 2024, we closed the C2i Acquisition and we are in the process of incorporating C2i into our evaluation of internal control over financial reporting. Other than the C2i Acquisition there were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Summary of Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully review the “Risk Factors” section before you invest in shares of our common stock. Listed below are some of the more significant risks relating to an investment in our common stock.

Risks Related to Our Business

•We have a history of losses, we could incur net losses in the future, and we may not achieve or sustain profitability.
•Our financial results currently depend mainly on sales of our Decipher Prostate and Afirma tests, and we will need to generate sufficient revenue from these and our other diagnostic tests to grow our business.
•If we are unable to grow sales of our portfolio of tests or products, or we are unable to launch or commercialize our new tests or products, our business may suffer.
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
•Our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts for various reasons, including in response to the way we recognize revenue, our level of profitability and/or the amount of cash we generate, which may cause our stock price to fluctuate or decline.
•If our general strategy of seeking growth through acquisitions and collaborations is not successful, or if we do not successfully integrate companies or assets that we acquire into our business, our prospects and financial condition will suffer.
•Our future success and international growth depend, in part, on our ability to adapt, manufacture and distribute our tests as IVD tests.
•We rely on sole suppliers for some of the reagents, equipment, and other materials used to perform or develop our tests, as well as certain sole source providers for kit components, instruments and associated services. We may not be able to find replacements or transition to alternative suppliers or service providers, which may materially impact our ability to generate revenue.
•We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.
•If we are unable to support demand for our tests, products or services, our business could suffer.
•Changes in healthcare policy, including legislation reforming the U.S. healthcare system, recent U.S. Supreme Court judicial decisions and potential changes in the regulatory environment, may have a material adverse effect on our financial condition and operations.
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

Risks Related to Our Business

We have a history of losses, we could incur net losses in the future and we may not achieve or sustain profitability.

For the six months ended June 30, 2024 and 2023, we had net income of $4 million and net loss of $16 million, respectively. As of June 30, 2024, we had an accumulated deficit of $464 million. Although we recorded net income in the six months ended June 30, 2024, we could incur losses in the future. Ongoing widespread inflationary pressures in the United States and across global economies have resulted in higher costs for our raw materials, non-material costs, labor and other business costs, and significant increases in the future could adversely affect our results of operations. We may not achieve profitability in a reporting period or, if we do so, we may not sustain profitability, and our failure to achieve or sustain profitability in the future could cause the market price of our common stock to decline.

Our financial results currently depend mainly on sales of our Decipher Prostate and Afirma tests, and we will need to generate sufficient revenue from these and our other diagnostic tests to grow our business.

Most of our revenue to date has been derived from sales of our Decipher Prostate and Afirma tests, which are used in the diagnosis of urological and thyroid cancers. Over the next few years, we expect to continue to derive a substantial portion of our revenue from sales of our Decipher Prostate and Afirma tests. Regarding our more nascently adopted tests, once they are clinically validated and commercially available for patient testing, we must continue to develop and publish evidence that our tests are informing clinical decisions in order for them to receive positive coverage decisions by payers. Without coverage policies, our tests may not be reimbursed and we will not be able to recognize revenue. We cannot guarantee that tests we commercialize will gain and maintain positive coverage decisions and therefore, we may never realize revenue from tests we commercialize. In addition, we are in various stages of research and development for other diagnostic tests that we may offer, but there can be no assurance that we will be able to identify other diseases that can be effectively addressed or, if we are able to identify such diseases, whether or when we will be able to successfully commercialize solutions for these diseases and obtain the evidence and coverage decisions from payers. If we are unable to increase sales and expand reimbursement for our Decipher

Prostate and Afirma tests, or develop and commercialize other tests, our revenue and our ability to achieve and sustain profitability would be impaired, and the market price of our common stock could decline.

If we are unable to grow sales of our portfolio of tests or products, or we are unable to launch or commercialize our new tests or products, our business may suffer.

Although a number of our tests, such as Prosigna and Decipher Bladder, have not contributed significant revenue to date, we expect them to grow and become an increasingly important component of our portfolio, as well as our results of operations. We plan to introduce new tests going forward as well, including in MRD as a result of the C2i Acquisition, as well as our Percepta Nasal Swab. There can be no assurance that we will be successful in our launch or commercialization of new tests, nor that physicians will request our new tests be performed in sufficient volumes for our revenue to meet our projections. Additionally, we anticipate expanding the reach of some of our tests to international markets; if our products are not widely adopted internationally, our business and results of operations may be adversely affected.

We depend on a few payers for a significant portion of our revenue; if one or more significant payers stops providing reimbursement or decreases the amount of reimbursement for our tests, our revenue could decline.

Federal Medicare funding and state budgets are limited and have been placed under tremendous strain in recent years, which is likely to be further exacerbated as a result of macroeconomic uncertainty. Such budgetary pressures may force Medicare, Medicare Advantage or state agencies to reduce payment rates or change coverage policies. If there is a decrease in Medicare or other payers’ payment rates for our tests, our revenue from Medicare and such payers will decrease and the payment rates for some of our commercial payers may also decrease if they tie their allowable rates to the Medicare rates. These changes could have an adverse effect on our business, financial condition and results of operations.

Revenue for tests performed on patients covered by Medicare and UnitedHealthcare Group was 31% and 14%, respectively, of our revenue for the six months ended June 30, 2024, compared with 32% and 11%, respectively, for the six months ended June 30, 2023. The percentage of our revenue derived from significant payers is expected to fluctuate from period to period as our revenue fluctuates, as additional payers provide reimbursement for our tests or if one or more payers were to stop reimbursing for our tests or change their reimbursed amounts.

Effective January 2012, Palmetto GBA, the regional Medicare Administrative Contractor, or MAC, that handled claims processing for Medicare services over our jurisdiction at that time, issued coverage and payment determinations for our Afirma Classifier now covered by Noridian Healthcare Solutions, the current MAC for our jurisdiction, through the MolDX program, administered by Palmetto GBA, under a Local Coverage Determination, or LCD. On July 28, 2024, a new LCD through the MolDX program, “Molecular Testing for Risk Stratification of Thyroid Nodules,” takes effect which provides expanded Medicare coverage for Afirma. Modifications to the current Medicare coverage of the Afirma classifier could have an adverse effect on our business, financial condition and results of operations.

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

Decipher Prostate is currently reimbursed by Medicare pursuant to LCDs issued by Palmetto GBA and adopted by Noridian Healthcare Solutions, each acting as a MAC, as well as by a number of commercial payers. However, there are many commercial payers who currently do not provide reimbursement for our prostate genomic tests, or provide only limited reimbursement, and we have contracts for reimbursement with only a limited number of commercial payers for our prostate tests. In August 2023, a new Proposed LCD was issued for “Gene Expression Profile Tests for Decision-Making in Castration Resistant and Metastatic Prostate Cancers” through the MolDX program. We believe that this Proposed LCD, if finalized, would broaden our Decipher Prostate coverage for Castration Resistant and Metastatic prostate cancer patients. There is no guarantee that this Proposed LCD will be finalized, or that the coverage criteria for the Decipher Prostate tests classifier under this Proposed LCD, if finalized, would be as advantageous as under the current LCD. Modifications to the current Medicare coverage of the Decipher Prostate tests could have an adverse effect on our business, financial condition and results of operations.

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

We submit claims to Medicare for Decipher Prostate using CPT code 81542. CMS assigned 81542 to the gapfilling process in 2020, under which the individual MACs set the payment rate for the test based on the following four factors: (1) charges for the test and routine discounts to charges; (2) resources required to perform the test; (3) payment amounts determined by other payers; and (4) charges, payment amounts, and resources required for other tests that may be comparable or otherwise relevant. 81542 has been priced at $3,873 since January 1, 2021, based on CMS’ revision of the median of payment rates set by the MACs through the gapfilling process. Since the CPT code was issued in 2020, we expect the next PAMA reporting period to take place between January 2028 and March 2028, resulting in a potential new reimbursement rate effective January 1, 2029. There can be no assurance that the Medicare payment rates for Decipher Prostate will not decrease during a future reporting cycle under PAMA.

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

We expect to continue to focus substantial resources on increasing adoption, coverage and reimbursement for the Decipher Prostate, Afirma, Prosigna and Decipher Bladder, as well as any other future tests we may develop. We believe it will take several years to achieve coverage and contracted reimbursement with a majority of third-party payers across our entire portfolio of tests. We cannot predict whether, under what circumstances, or at what payment levels payers will reimburse for our tests. Also, payer consolidation is underway and creates uncertainty as to whether coverage and contracts with existing payers will remain in effect. Finally, if there is a decrease in the Medicare payment rates for our tests, the payment rates for some of our commercial payers may also decrease if they tie their allowable rates to the Medicare rates. Reductions in private payer amounts could decrease the Medicare payment rates for our tests under PAMA. Our failure to establish broad adoption of and reimbursement for our tests, or our inability to maintain existing reimbursement from payers, will negatively impact our ability to generate revenue and achieve profitability, as well as our future prospects and our business.

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

The strength of the clinical data supporting the use of the Decipher Prostate Genomic Classifier has led to the test’s inclusion in leading clinical guidelines. For example, the Decipher Prostate test received a “Level 1B” evidence designation in the 2024 NCCN Guidelines(R), or NCCN Guidelines, for prostate cancer, distinguishing it as the only gene-expression test to do so.

Although Decipher Prostate Genomic Classifier has been integrated into the NCCN Guidelines, if we are unsuccessful in maintaining the relative level of recommendation of Decipher Prostate or other of our genomic tests within these guidelines, are unable to cause any new or modified genomic tests we develop to be included in these guidelines, are unable to cause our genomic tests to be included in other influential guidelines, or if our competitors are successful at achieving similar or more extensive guidelines for their tests, we may be at a disadvantage in gaining market acceptance and market share relative to our competitors.

Our Envisia test is included but not yet recommended in practice guidelines and physicians may be reluctant to order tests that are not recommended in these guidelines. The Prosigna test is included in practice guidelines in the United States and internationally but faces competition from other products globally.

Because our Decipher Prostate Genomic Classifier, Afirma, Envisia, and Decipher Bladder testing services are performed by our certified laboratories under the CLIA, rather than by the local laboratory or pathology practice, pathologists may be reluctant to support our testing services as well. Guidelines that include our tests currently may subsequently be revised to recommend another testing protocol, and these changes may result in physicians deciding not to use our tests. Lack of guideline inclusion could limit the adoption of our tests and our ability to generate revenue and sustain profitability. To the extent international markets have existing practices and standards of care that are different than those in the United States, we may face challenges with the adoption of our tests in international markets.

We may experience limits on our revenue if patients decide not to use our tests as a result of increased costs, fees or changing payer policies.

Some patients may decide not to use our tests because of price, all or part of which may be payable directly by the patient if the patient’s insurer denies reimbursement in full or in part. There is a growing trend among insurers to shift more of the cost of healthcare to patients in the form of higher co-payments or premiums, putting patients in the position of having to pay more for our tests. In addition, volatile interest rates and ongoing inflation in the United States and globally may put further pressure on insurers and other providers to raise prices or reduce reimbursement, increasing the cost to the patient. We expect to continue to see pressure from payers to limit the utilization of tests, generally, and we believe more payers are deploying costs containment tactics, such as pre-authorization and employing laboratory benefit managers to reduce utilization rates. Implementation of provisions of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively the ACA, has also resulted in increases in premiums and reductions in coverage for some patients. These events may result in patients delaying or forgoing medical checkups or treatment due to their inability to pay for our tests, which could have an adverse effect on our revenue.

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

We are also required to maintain state licenses to conduct testing in our laboratories. California, New York, and Texas, among other states’ laws, require that we maintain a license and comply with state regulation as a clinical laboratory. Other states may have similar requirements or may adopt similar requirements in the future. In addition, all of our clinical laboratories are required to be licensed on a test-specific basis by New York. We have received approval for the Decipher Prostate, Afirma, Envisia and Decipher Bladder tests. We will be required to obtain approval for other tests we may offer in the future. If we were to lose our CLIA certificate or California license for our South San Francisco or San Diego laboratories, whether as a result of revocation, suspension, limitation or otherwise, we would no longer be able to perform our molecular tests, which would eliminate our primary source of revenue and harm our business. If we fail to meet the state licensing requirements for our Austin laboratory, whether as a result of revocation, suspension, limitation or otherwise, it could result in a delay in processing tests during that transition and increased costs. If we were to lose our licenses issued by New York or by other states where we are required to hold licenses, we would not be able to test specimens from those states. New tests we may develop, and modifications to existing tests, may be subject to new approvals by regulatory bodies such as the New York State Department of Health, and we may not be able to offer our new or modified tests until such approvals are received. Furthermore, certain state agencies, including the New York State Department of Health, have been experiencing delays in their response time which may cause delay in our receipt of our corresponding approvals or renewals for our tests.

Our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts for various reasons, including in response to the way we recognize revenue, our level of profitability and/or the amount of cash we generate, which may cause our stock price to fluctuate or decline.

Our quarterly financial and operating results depend on sales of our products in the markets we operate and are sensitive to a number of factors, including reimbursement, patient and clinician demand, market conditions in the United States and globally, and the prevalence of the indications we seek to address. In addition, we cannot be sure that we will be able to successfully complete development of or commercialize any of our planned future products, or that they will prove to be capable of reliably being used. Before we can successfully develop and commercialize any of our currently planned or other new diagnostic solutions, we will need to:

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

Few research and development projects result in commercial products, and success in early clinical studies often is not replicated in later studies. At any point, we may abandon development of new diagnostic tests, or we may be required to expend considerable resources repeating clinical studies, which would adversely impact the timing for generating potential revenue from those new diagnostic tests. In addition, as we develop tests, we will have to make additional investments in our laboratory operations as well as sales and marketing operations, which may be prematurely or unnecessarily incurred if the commercial launch of a test is abandoned or delayed. If a clinical validation study fails to demonstrate the prospectively defined endpoints of the study, we would likely abandon the development of the test or test feature that was the subject of the clinical study, which could harm our business. If a clinical utility study fails to demonstrate the value of a particular test, we may choose not to commercialize, or we may not be able to obtain reimbursement for, the test.

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

Our future success and international growth depend, in part, on our ability to adapt, manufacture and distribute our tests as IVD tests.

Our strategy to expand into international markets depends on our ability to successfully adapt our menu of diagnostic tests as in vitro diagnostics, or IVDs, and secure necessary regulatory approvals. Currently, the Prosigna breast cancer assay is available on the nCounter Analysis System platform. If we are not able to adapt our current or future tests to be performed on quantitative polymerase chain reaction, or qPCR, or next generation sequencing, or NGS, IVD platforms or if our tests fail to be competitive against competing products in international markets, our prospects for growth could suffer. In addition, to the extent international markets have existing practices and standards of care that are different than those in the United States, we may face challenges with the adoption of our tests in international markets. For commercialization of our tests on other IVD platforms, we will be dependent on third parties for the support and clinical registration of their platforms as well as certain reagents, instruments, software or components.

The revenue that we are expecting in our biopharma and other services business may not transpire.

In 2023 and for the six months ended June 30, 2024, we have experienced significant declines in biopharma and other services revenue as a result of reductions in customer projects, extended sales cycles and overall spending constraints across the industry. The success of our biopharma services business depends in part on our ability to identify and successfully negotiate with appropriate pharma partners. We cannot guarantee that we will be successful in the identification of appropriate pharma partners or the successful and timely negotiation with such partners, or that existing partners will not terminate their agreements with us.

We rely on sole suppliers for some of the reagents, equipment and other materials used to perform our tests, as well as certain sole source providers for kit components, instruments and associated services. We may not be able to find replacements or transition to alternative suppliers or service providers, which may materially impact our ability to generate revenue.

We rely on sole suppliers for critical supply of reagents, equipment and other materials and services that we use to perform our tests as well as to satisfy demand for our Prosigna test kits, service kits and service on the nCounter Analysis System. We also purchase components used in our sample collection kits from sole-source suppliers. Some of these items are unique to these suppliers and vendors and their inability to provide us with reagents that perform to specifications, could negatively impact our ability to provide timely response and reports to our customers and, as a result, may materially impact our ability to generate revenue.

If suppliers can no longer provide us with the materials we need to perform tests or produce test kits, if the materials do not meet our quality specifications or are otherwise unusable, if we cannot obtain acceptable substitute materials, or if we elect to change suppliers, a sustained interruption in test processing or system and test kit deliveries could occur, we may not be able to deliver tests to physicians or deliver patient reports and we may incur higher one-time switching costs.

We rely on NanoString, now Bruker Corporation as a result of Bruker Corporation’s asset acquisition of NanoString, for certain components and raw materials for the Prosigna test and nCounter service kits, as well as service of the nCounter Analysis System. In February 2024, NanoString filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court in Delaware and in May 2024, Bruker Corporation closed its asset acquisition of the business of NanoString. We are participating in the NanoString bankruptcy proceedings and may experience disruption in the supply or services as a result of the NanoString bankruptcy proceedings or the acquisition of certain assets by Bruker Corporation. We have largely completed the transition of the manufacturing of Prosigna test kits to our facility in Marseille, France but may experience manufacturing irregularities and challenges resulting from this transition.

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

While we have developed alternate sourcing strategies for many materials, vendors and service providers, we cannot be certain whether these strategies will be effective or the alternative sources will be available when we need them. Moreover, the supply of key reagents and testing materials has been periodically challenged by quality of reagents received. Further, we experience supply chain disruptions, although, to date, this has not resulted in delays in our ability to timely return test results. Any such interruption may significantly affect our future revenue, cause us to incur higher costs, and harm our customer relationships and reputation. In addition, in order to mitigate these risks, we maintain inventories of these supplies at higher levels than would be the case if multiple sources of supplies were available. If our total test volume decreases or we switch suppliers, we may hold excess supplies with expiration dates that occur before use which would adversely affect our losses and cash flow position. As we introduce any new test, we may experience supply issues as we ramp test volume.

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

If we are unable to support demand for our tests, products or services, our business could suffer.

As demand for our tests, products and services grow, we will need to continue to scale our capacity and processing technology, expand customer service, billing and systems processes, enhance our internal quality assurance program and ensure test and product continuity. We will also need additional certified laboratory scientists as well as other scientific and technical personnel to process higher volumes. We cannot assure that any increases in scale, related improvements, supply of reagents to perform testing, and quality assurance measures will be successfully implemented or that appropriate personnel will be available and able to be hired. Failure to implement necessary procedures, transition to new processes or hire the necessary personnel could result in higher costs of processing tests, quality control issues or inability to meet demand. There can be no assurance that we will be able to perform our testing or fulfill our product, testing, or service commitments on a timely basis at a level consistent with demand, or that our efforts to scale our operations will not negatively affect the quality of test results. If we encounter difficulty meeting market demand or quality standards, our reputation could be harmed and our future prospects and our business could suffer.

Changes in healthcare policy, including legislation reforming the U.S. healthcare system, recent U.S. Supreme Court judicial decisions and potential changes in the regulatory environment, may have a material adverse effect on our financial condition and operations.

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

PAMA includes a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenue from payments made under the CLFS and the Physician Fee Schedule would report on a triennial basis (or annually for ADLTs), private payer rates and volumes for their tests with specific CPT codes based on final payments made during a set data collection period (the first of which was January 1 through June 30, 2016). We believe that PAMA and its implementing regulations are generally favorable to us. We reported to CMS the data required under PAMA before the March 31, 2017 deadline. The new payment rate for the Afirma genomic classifier based on the volume-weighted median of private payer rates took effect January 1, 2018, increasing from $3,220 to $3,600 through December 31, 2020. In December 2019, through the Further Consolidated Appropriations Act of 2020, Congress delayed the next data reporting period from 2020 to 2021 for final payments made between January 1 and June 30, 2019, extending the applicability of the current rate for Afirma through December 31, 2021. In March 2020, through the CARES Act, Congress further delayed the next reporting period to 2022 for final payments made between January 1 and June 30, 2019, extending the applicability of the payment rates based on 2017 reporting through December 31, 2022. In December 2021, through the Protecting Medicare and American Farmers from Sequester Cuts Act, Congress further delayed the next reporting period to 2023. In December 2022, through the Consolidated Appropriations Act of 2023, Congress further delayed the next reporting period to 2024. In November 2023, through the Further Continuing Appropriations and Other Extensions Act of 2024, Congress further delayed the next reporting period to 2025. There can be no assurance that the payment rate for Afirma or Prosigna will not decrease in the future or that the payment rates for Decipher Prostate or Decipher Bladder will not be adversely affected by the PAMA law and regulations.

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

Further, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies, including the FDA. As a result of this decision, there may be increased challenges to existing agency regulations and policies and it is uncertain how lower courts will apply the decision in the context of other regulatory schemes. This decision may result in regulatory uncertainties in the healthcare industry and could impact the timely review of any regulatory filings or applications we submit to the FDA, which could negatively impact our business.

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

Effective January 1, 2018, CMS revised its billing rules to allow the performing laboratory to bill Medicare directly for molecular pathology tests and Criterion A ADLTs performed on specimens collected from hospital outpatients, even when those tests are ordered less than 14 days after the date of discharge, if certain conditions are met. We believe that our Decipher Prostate, Afirma, Envisia, and Decipher Bladder classifiers, along with Prosigna, should be covered by this policy. Accordingly, we bill Medicare for these tests when we perform them on specimens collected from hospital outpatients and meet the conditions set forth in CMS's revised billing rules.

This change does not apply to tests performed on specimens collected from hospital inpatients. We will continue to bill hospitals for tests performed on specimens collected from hospital inpatients when the test was ordered less than 14 days after the date of discharge.

In the CY 2020 Hospital Outpatient Prospective Payment System Proposed Rule, CMS solicited comments on potential revisions to these billing rules that could have impacted our ability to bill Medicare directly for our Decipher Prostate, Afirma, Envisia, and Decipher Bladder classifiers, as well as for Prosigna, when performed on specimens collected from hospital outpatients. Although these changes were not finalized, if CMS makes similar changes in the future, it could negatively impact our business.

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

Clinical laboratory tests have long been subject to comprehensive regulations under CLIA, as well as by applicable state laws. Most clinical diagnostic tests developed and run within a single CLIA-certified clinical laboratory (known as laboratory developed tests or LDTs), are not currently subject to regulation under the FDA's enforcement discretion policy concerning LDTs. While the FDA has historically maintained its authority to regulate LDTs, it has generally exercised enforcement discretion not to enforce the premarket review, quality system/current Good Manufacturing Practices regulations, and other applicable medical device requirements against most LDT developers and users. Certain reagents, instruments, software or components manufactured and sold by third parties and used by their customers to manufacture or perform diagnostic tests may be subject to regulation under certain circumstances. We believe that the Decipher Prostate, Afirma, Envisia, and Decipher Bladder classifiers, have been developed and are performed in a manner consistent with the FDA’s enforcement discretion policy concerning LDTs.

On April 29, 2024, the FDA released final regulations under 21 CFR Part 809 under the Federal Food, Drug, and Cosmetic Act (FD&C Act) to make explicit that IVD products are devices under the FD&C Act, removing much of the FDAs historical enforcement discretion for most LDTs. In conjunction with this final rule, the FDA proposed to phase out its general enforcement discretion approach for LDTs so that IVDs manufactured by a laboratory would generally fall under the same enforcement approach as other IVDs. This final rule also provides that FDA intends to exercise enforcement discretion and generally not enforce premarket review and quality system requirements (except for requirements under Part 820, subpart M (records)) for currently marketed IVDs offered as LDTs that were first marketed prior to May 6, 2024 and have not been significantly modified thereafter and intends to exercise enforcement discretion and generally not enforce premarket review requirements for LDTs approved by the New York State Clinical Lab Evaluation Program (NYS CLEP). We believe that Decipher Prostate, Afirma, Envisia, and Decipher Bladder classifiers will enjoy the continued FDA enforcement discretion in their current forms. Additionally, pursuant to the final rule, the FDA will gradually end its general enforcement discretion approach in five stages over a four-year period for other LDTs not approved by NYS CLEP or not already on market. Each stage of the proposed phaseout period would subject LDTs to a set of regulatory requirements. For example, the first stage of the phaseout would require LDT developers to comply with medical device reporting requirements, complaint handling and correction and removal reporting requirements within one year after the FDA publishes the final rule. LDTs that are considered higher risk IVDs would be subject to premarket review requirements within three and a half years, and LDTs that are considered moderate or low risk IVDs would be subject to premarket submission requirements within four years after the FDA publishes the final rule. While the enforcement policy is phased out, the FDA could still decide to pursue enforcement action at any time against LDTs that it deems to be violative of its regulations when appropriate.

While we enjoy continued FDA enforcement discretion under this final rule for our existing tests, if the FDA were to determine that Decipher Prostate, Afirma, Envisia and Decipher Bladder classifiers, or modifications thereof, are not within the scope of the FDA's enforcement discretion policy for LDTs for any reason, including based on these final rules or new rules, regulations, policies or guidance, or due to changes in statute, our existing tests may become subject to extensive FDA requirements, or our business may otherwise be adversely affected and lead to potential adverse effects on our business, prospects, results of operations and financial condition. Furthermore, under the terms of this FDA final rule as drafted, any future Veracyte tests developed and commercialized, not currently on market, are likely to be subject to extensive FDA requirements which may adversely impact our business, prospects, results of operations and financial conditions.

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

If we are unable to obtain marketing authorizations or certifications, approvals, clearances or certifications to market Prosigna or our other IVD assays or if regulatory limitations are placed on our diagnostic kit products, our business and growth will be harmed.

The FDA cleared the Prosigna test for marketing in the United States. Prosigna is CE marked which permits us to market the test in the EU and Prosigna received marketing authorizations in selected other jurisdictions. We intend to seek regulatory authorizations or certifications for Prosigna in other jurisdictions and, for IVD tests focused on other indications. We cannot guarantee that the regulatory authorization or certification for Prosigna or other tests will be granted or, if granted, will not be revoked, which could adversely impact our business, financial condition, and operations.

In addition, pursuant to our collaborations with pharmaceutical companies for the development of companion diagnostic tests for use with their drugs, we are sometimes responsible for obtaining regulatory authorizations or certifications to use the companion diagnostic tests in clinical studies as well as the authorizations or certifications to sell the companion diagnostic tests following completion of such studies. Some of the compensation we expect to receive pursuant to these collaborations is based on the receipt of authorizations or certifications. Any failure to obtain authorizations or certifications for our diagnostic kits in a particular jurisdiction.

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

We operate in a highly competitive market. Our Decipher Prostate test faces competition from Myriad Genetics and MDx Health, which offer genomic testing for prognostic purposes within localized prostate cancer, as well as from Artera which offers prognostic and predictive tests for localized prostate cancer. Additionally, traditional methods used by pathologists and clinicians to estimate risk of disease progression pose competitive threats to our business in addition to new technologies such as artificial intelligence, or AI, and digital pathology. In bladder cancer, we are not currently aware of a direct competitor offering genomic testing for prognostic purposes that matches the intended use population for the Decipher Bladder test. However, DNA mutational analysis and traditional clinical methods and nomograms are currently in use by physicians for similar purposes.

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

As we expand our portfolio of tests, including into the MRD space, we may also face competition from companies informing treatment decisions such as Natera, Guardant Health, Exact Sciences, Personalis, Myriad, Neogenomics, Quest or LabCorp. Competition could also emerge using alternative samples, such as blood, urine or sputum, as well as tumor naive approaches.

In general, we also face competition from commercial laboratories, such as Laboratory Corporation of America Holdings, Quest Diagnostics, and Sonic Healthcare USA, with strong infrastructure to support the commercialization of diagnostic services. We face potential competition from companies such as Thermo Fisher Scientific Inc., which has entered the clinical diagnostics market. Other potential competitors include companies that develop diagnostic products, such as Roche Diagnostics, a division of Roche Holding Ltd, Siemens AG and Qiagen N.V., and we also may face competition from competitors of our biopharma services such as CARIS, Neogenomics, Flagship Bioscience, TempusAI, Guardant, Indivumed, and CellCerta.

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

We use standard industry billing codes, known as CPT codes, to bill for our tests, including cytopathology. Through December 31, 2020, we used the CPT code 81545 to bill for our Afirma classifier. Effective January 1, 2021, we began using the new CPT code 81546 to bill for our Afirma classifier, and code 81545 was retired. Effective January 1, 2020, we began using CPT code 81542 to bill for Decipher Prostate tests. Effective January 1, 2021, we began using the new CPT code 81554 to bill for our Envisia classifier. Effective October 1, 2020, we began using CPT code 0016M to bill for our Decipher Bladder test.

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
•inability to secure sufficient numbers of samples at an acceptable cost and on an acceptable timeframe to conduct analytical and clinical studies; or
•failure of clinical validation or clinical utility studies to support the effectiveness of the test.

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

Risks we face in connection with the integration of C2i as well as the historical integrations of HalioDx and Decipher Biosciences include:
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
•We may fail to successfully manufacture the test kits for the nCounter from our manufacturing facility in Marseille, France, for a variety of reasons, including that we may experience manufacturing irregularities and challenges in connection with the manufacturing transition from NanoString to our Marseille, France facility, such as sole supplier challenges;
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

We have established distribution agreements for the Prosigna IVD test kit. We do not provide testing services directly and, thus, we are reliant on these clinical laboratories to actively promote and sell Prosigna testing services. These clinical laboratories may take longer than anticipated to begin offering Prosigna testing services and may not commit the necessary resources to market and sell Prosigna testing services to the level of our expectations. Furthermore, we intend to contract with additional clinical laboratories to offer Prosigna testing services, including physician-owned laboratories, and we may be unsuccessful in attracting and contracting with new clinical laboratory providers. If current or future Prosigna testing service providers do not perform adequately, or we are unable to enter into contracts with additional clinical laboratories to provide Prosigna testing services, we may not be successful selling Prosigna and our future revenue prospects may be adversely affected.

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

We expect continued capital expenditures over the next few years as we expand our infrastructure, commercial operations and research and development activities. In addition, if we achieve profitability, we may not be able to sustain the profitability and we may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third-party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. The trading prices for our common stock and other companies have been highly volatile, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression or other sustained adverse market event could materially and adversely affect our business and the value of our common stock. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to our company.

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

We have incurred net losses since our inception and may not achieve or sustain profitability. As of December 31, 2023, we had net operating loss, or NOL, carryforwards of approximately $320.7 million, $77.4 million and $113.6 million available to reduce future taxable income, if any, for federal, California and other state income tax purposes, respectively. The U.S. federal NOL carryforwards will begin to expire in 2035 while for state purposes, the NOL carryforwards begin to expire in 2024. In addition, as of December 31, 2023, we had foreign net operating loss carryforwards of approximately $71.0 million and $53.1 million available to reduce future taxable income, if any, for Canadian and French income tax purposes, respectively. The Canada net operating loss carryforwards will begin to expire in 2034, while for French purposes, the net operating losses will carryforward indefinitely. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Acts, or Tax Act, which was enacted in December 2017, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited.

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

There is an increasing focus from certain investors, employees, regulators and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance, or ESG, matters. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to corporate responsibility are inadequate. In addition, corporate responsibility criteria with respect to ESG could change, which could result in greater expectations of us and cause us to undertake more costly initiatives to satisfy such new criteria. For example, in 2023, California passed three separate climate bills governing disclosure of climate house gas emissions data, climate-related financial risks, and details around emissions-related claims and carbon offsets. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate and we may be subject to fines from regulatory authorities and may harm our reputation. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies. In addition, the SEC recently adopted a rule that requires climate disclosures in periodic and other filings with the SEC, which rule has been stayed pending the completion of a judicial review. To comply with this SEC rule, if such rule goes into effect in its current form, we will be required to establish additional internal controls, engage additional consultants and incur additional costs related to evaluating, managing and reporting on our environmental impact and climate-related risks and opportunities. If we fail to implement sufficient oversight or accurately capture and disclose on environmental matters, our reputation, business, operating results and financial condition may be materially adversely affected.

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
•the ongoing global macroeconomic impacts of volatile interest rates or inflationary pressures;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ITEM 6.  EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1#	2023 Equity Incentive Plan, as amended	8-K	001-36156	10.1	6/13/2024
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)	X

#	Indicates management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2024

VERACYTE, INC.

By:	/s/ Rebecca Chambers
Rebecca Chambers Chief Financial Officer