Form 10-Q
period 2024-09-30
VERACYTE, INC.
filed 2024-11-07
CIK 1384101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
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

As of November 1, 2024, there were 77,499,629 shares of common stock, par value $0.001 per share, outstanding.

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
•our expectations with respect to the impact of inflation, volatile interest rates and foreign exchange fluctuations, the war in Ukraine and the ongoing conflict in the Middle East, any impacts of the recent U.S. election, energy and supply chain disruptions, and the resulting market volatility on our business;
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

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements-(Unaudited)

VERACYTE, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share and par value amounts)

	September 30, 2024	December 31, 2023
		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$274,079	$216,454
Accounts receivable	48,807	40,378
Supplies and inventory	20,364	16,128
Prepaid expenses and other current assets	13,604	12,661
Total current assets	356,854	285,621
Property, plant and equipment, net	21,194	20,584
Right-of-use assets, operating leases	17,031	10,277
Intangible assets, net	108,873	88,593
Goodwill	762,117	702,984
Restricted cash	1,080	876
Other assets	7,872	5,971
Total assets	$1,275,021	$1,114,906
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,670	$12,943
Accrued liabilities	43,872	38,427
Current portion of deferred revenue	2,033	2,008
Current portion of acquisition-related contingent consideration	7,391	2,657
Current portion of operating lease liabilities	7,294	5,105
Current portion of other liabilities	53	101
Total current liabilities	70,313	61,241
Deferred tax liabilities	1,470	734
Acquisition-related contingent consideration, net of current portion	14,225	518
Operating lease liabilities, net of current portion	12,400	7,525
Other liabilities	571	786
Total liabilities	98,979	70,804
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 77,491,212 and 73,264,738 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	77	73
Additional paid-in capital	1,646,343	1,536,168
Accumulated deficit	(449,096)	(468,121)
Accumulated other comprehensive loss	(21,282)	(24,018)
Total stockholders’ equity	1,176,042	1,044,102
Total liabilities and stockholders’ equity	$1,275,021	$1,114,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
 Condensed Consolidated Statements of Operations
 (Unaudited)
 (In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Testing revenue	$109,536	$82,012	$306,809	$236,157
Product revenue	3,188	4,020	10,631	11,923
Biopharmaceutical and other revenue	3,136	4,076	9,692	14,772
Total revenue	115,860	90,108	327,132	262,852
Cost of revenue:
Cost of testing revenue	29,029	21,827	82,928	64,808
Cost of product revenue	1,792	2,436	6,310	6,913
Cost of biopharmaceutical and other revenue	3,112	3,347	9,762	11,806
Intangible asset amortization - cost of revenue	2,917	4,811	8,741	14,429
Total cost of revenue	36,850	32,421	107,741	97,956
Gross profit	79,010	57,687	219,391	164,896
Operating expenses:
Research and development	17,574	13,322	50,004	38,632
Selling and marketing	22,612	24,344	70,610	76,230
General and administrative	25,742	16,334	83,697	62,434
Impairment of long-lived assets	185	34,900	614	36,310
Intangible asset amortization - operating expenses	880	526	2,499	1,578
Total operating expenses	66,993	89,426	207,424	215,184
Income (loss) from operations	12,017	(31,739)	11,967	(50,288)
Other income, net	4,831	1,967	10,334	4,148
Income (loss) before income taxes	16,848	(29,772)	22,301	(46,140)
Income tax provision (benefit)	1,693	(154)	3,276	(29)
Net income (loss)	$15,155	$(29,618)	$19,025	$(46,111)
Earnings (loss) per share:
Basic	$0.20	$(0.41)	$0.25	$(0.64)
Diluted	$0.19	$(0.41)	$0.25	$(0.64)
Shares used to compute earnings (loss) per common share:
Basic	77,013,831	72,804,770	76,107,302	72,488,601
Diluted	78,464,654	72,804,770	77,339,897	72,488,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
 Condensed Consolidated Statements of Comprehensive Income (Loss)
 (Unaudited)
 (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$15,155	$(29,618)	$19,025	$(46,111)
Other comprehensive income (loss):
Change in currency translation adjustments	9,328	(6,414)	2,736	(2,851)
Net comprehensive income (loss)	$24,483	$(36,032)	$21,761	$(48,962)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2024	76,744	$77	$1,627,307	$(464,251)	$(30,610)	$1,132,523
Issuance of common stock on exercise of stock options and vesting of restricted stock units	689	—	11,281	—	—	11,281
Issuance of common stock under employee stock purchase plan (ESPP)	58	—	1,190	—	—	1,190
Tax portion of vested restricted stock units	—	—	(2,182)	—	—	(2,182)
Stock-based compensation expense (employee)	—	—	8,335	—	—	8,335
Stock-based compensation expense (ESPP)	—	—	412	—	—	412
Net income	—	—	—	15,155	—	15,155
Other comprehensive income	—	—	—	—	9,328	9,328
Balance at September 30, 2024	77,491	$77	$1,646,343	$(449,096)	$(21,282)	$1,176,042

Balance at December 31, 2023	73,265	$73	$1,536,168	$(468,121)	$(24,018)	$1,044,102
Issuance of common stock and options for acquisition	2,698	3	74,142	—	—	74,145
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,390	1	13,842	—	—	13,843
Issuance of common stock under ESPP	138	—	2,886	—	—	2,886
Tax portion of vested restricted stock units	—	—	(7,315)	—	—	(7,315)
Stock-based compensation expense (employee)	—	—	25,636	—	—	25,636
Stock-based compensation expense (ESPP)	—	—	984	—	—	984
Net income	—	—	—	19,025	—	19,025
Other comprehensive income	—	—	—	—	2,736	2,736
Balance at September 30, 2024	77,491	$77	$1,646,343	$(449,096)	$(21,282)	$1,176,042

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2023	72,643	$73	$1,520,638	$(410,210)	$(27,783)	$1,082,718
Issuance of common stock on exercise of stock options and vesting of restricted stock units	297	—	1,377	—	—	1,377
Issuance of common stock under ESPP	54	—	1,179	—	—	1,179
Tax portion of vested restricted stock units	—	—	(2,446)	—	—	(2,446)
Stock-based compensation expense (employee)	—	—	6,842	—	—	6,842
Stock-based compensation expense (ESPP)	—	—	421	—	—	421
Net loss	—	—	—	(29,618)	—	(29,618)
Other comprehensive loss	—	—	—	—	(6,414)	(6,414)
Balance at September 30, 2023	72,994	$73	$1,528,011	$(439,828)	$(34,197)	$1,054,059

Balance at December 31, 2022	71,959	$72	$1,500,191	$(393,717)	$(31,346)	$1,075,200
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	888	1	4,652	—	—	4,653
Issuance of common stock under ESPP	147	—	3,153	—	—	3,153
Tax portion of vested restricted stock units	—	—	(5,614)	—	—	(5,614)
Stock-based compensation expense (employee)	—	—	24,337	—	—	24,337
Stock-based compensation expense (ESPP)	—	—	1,292	—	—	1,292
Net loss	—	—	—	(46,111)	—	(46,111)
Other comprehensive income	—	—	—	—	(2,851)	(2,851)
Balance at September 30, 2023	72,994	$73	$1,528,011	$(439,828)	$(34,197)	$1,054,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income (loss)	$19,025	$(46,111)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,206	20,852
Loss on disposal of property, plant and equipment	131	136
Stock-based compensation	26,620	25,629
Deferred income taxes	10	(843)
Noncash lease expense	3,628	3,130
Revaluation of acquisition-related contingent consideration	1,242	(5,500)
Effect of foreign currency on operations	(785)	657
Impairment loss	614	36,310
Changes in operating assets and liabilities:
Accounts receivable	(8,396)	4,650
Supplies and inventory	(4,175)	(1,636)
Prepaid expenses and other current assets	149	(1,578)
Other assets	(1,710)	(586)
Operating lease liabilities	(3,929)	(3,225)
Accounts payable	(2,950)	185
Accrued liabilities and deferred revenue	3,892	(3,400)
Net cash provided by operating activities	50,572	28,670
Investing activities
Acquisition of C2i, net of cash acquired	5,012	—
Purchase of short-term investments	—	(19,700)
Proceeds from sale of short-term investments	—	39,773
Proceeds from maturity of short-term investments	—	5,000
Purchases of property, plant and equipment	(7,146)	(7,464)
Net cash (used in) provided by investing activities	(2,134)	17,609
Financing activities
Payment of taxes on vested restricted stock units	(7,315)	(5,614)
Proceeds from the exercise of common stock options and employee stock purchases	16,729	7,806
Net cash provided by financing activities	9,414	2,192
Increase in cash, cash equivalents and restricted cash	57,852	48,471
Effect of foreign currency on cash, cash equivalents and restricted cash	(23)	(134)
Net increase in cash, cash equivalents and restricted cash	57,829	48,337
Cash, cash equivalents and restricted cash at beginning of period	217,330	154,996
Cash, cash equivalents and restricted cash at end of period	$275,159	$203,333
Supplementary cash flow information:
Purchases of property, plant and equipment included in accounts payable and accrued liability	$552	$424
Cash paid for tax	$1,205	$1,269
Cash, Cash Equivalents and Restricted Cash:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$274,079	$216,454
Restricted cash	1,080	876
Total cash, cash equivalents and restricted cash	$275,159	$217,330

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

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023, the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023, the condensed consolidated statements of stockholders' equity for the three and nine months ended September 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results, stockholders' equity and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2023 has been derived from audited financial statements. The results for the three and nine months ended September 30, 2024 are not indicative of the results expected for the full year or any other period. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company operates in one segment.

The accompanying interim period condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Reclassifications

Certain prior period balances have been reclassified to conform to current period presentation of the Company’s consolidated financial statements and accompanying notes. Such reclassifications have no effect on previously reported results of operations, accumulated deficit, subtotals of operating, investing or financing cash flows or consolidated balance sheet totals; however, for the three and nine months ended September 30, 2023, the Company reclassified $4.8 million and $14.4 million, respectively, of amortization of intangible assets from the intangible asset amortization - operating expense caption in the condensed consolidated statements of operations to a separate caption, intangible asset amortization - cost of revenue, within a new cost of revenue section.

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

Several of the components of the Company’s sample collection kits and CLIA test reagents, IVD products and associated systems, as well as the systems service and service kits, are obtained from single-source suppliers. If these single-source suppliers fail to satisfy the Company’s requirements on a timely basis, or are unable to provide the Company with reagents that perform to specifications, the Company could suffer delays in being able to deliver its diagnostic solutions, suffer a possible loss of revenue, or incur higher costs, any of which could adversely affect its operating results.

Through September 30, 2024, the Company has derived most of its revenue from the sale of Decipher Prostate and Afirma testing. To date, Decipher Prostate and Afirma testing have been delivered primarily to physicians in the United States.

The Company is also subject to credit risk from its accounts receivable related to its sales. Credit risk for accounts receivable from testing revenue is incorporated in testing revenue accrual rates as the Company assesses historical collection rates and current developments to determine accrual rates and amounts the Company will ultimately collect. The Company generally does not perform evaluations of customers’ financial condition for testing revenue and generally does not require collateral. The Company assesses credit risk and the amount of accounts receivable the Company will ultimately collect for product, biopharmaceutical and other revenue based on collection history, current developments and credit worthiness of the customer. The estimate of credit losses is not material at September 30, 2024.

The Company’s total third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Medicare	31%	32%	31%	32%
UnitedHealthcare	13%	10%	14%	11%
	44%	42%	45%	43%

The Company's significant third-party payers in excess of 10% of total accounts receivable and their related accounts receivable balance as a percentage of total accounts receivable were as follows:

	September 30, 2024	December 31, 2023
Medicare	16%	20%
UnitedHealthcare	15%	7%

VERACYTE, INC.
Notes to Financial Statements
(unaudited)

Cash and Cash Equivalents

The Company considers demand deposits in a bank, money market funds and highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Restricted Cash

The Company had deposits of $1.1 million and $0.9 million included in long-term assets as of September 30, 2024 and December 31, 2023, respectively, restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the Company's leases.

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

Testing Revenue

The Company recognizes revenue from the sale of tests performed for customers, including patients and institutions, at the time test results are reported to physicians. Most tests requested by customers are sold without a written agreement; however, the Company determines that an implied contract exists with its customers for whom a physician will order the test. The Company identifies each sale of its test to a customer as a single performance obligation. A stated contract price does not exist and the transaction price for each implied contract with a customer represents variable consideration. The Company estimates the variable consideration under the portfolio approach and considers the historical reimbursement data from third-party commercial and governmental payers and patients, as well as known or anticipated reimbursement trends not reflected in the historical data. The Company monitors the estimated amount to be collected in the portfolio at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Both the estimate and any subsequent revision contain uncertainty and require the use of significant judgment in the estimation of the variable consideration and application of the constraint for such variable consideration. The Company analyzes its actual cash collections over the expected reimbursement period and compares it with the estimated variable consideration for each payer group and any difference is recognized as an adjustment to estimated revenue after the expected reimbursement period, subject to assessment of the risk of future revenue reversal. For the three and nine months ended September 30, 2024 and 2023, the Company recorded $3.1 million and $10.0 million and $0.9 million and $5.5 million as revenue, respectively, resulting from cash collections exceeding the estimated variable consideration related to tests reported in previous years, including revenue received from successful appeals of reimbursement denials, net of recoupments.

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
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

Accounts receivable from biopharmaceutical and other revenue was $3.0 million at September 30, 2024 and $6.0 million at December 31, 2023. There was $2.0 million of deferred revenue related to these agreements at both September 30, 2024 and December 31, 2023. Revenue included in biopharmaceutical and other revenue for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Biopharmaceutical revenue	$2,041	$2,833	$5,962	$10,591
Contract manufacturing and testing	1,095	1,243	3,730	4,181
Total	$3,136	$4,076	$9,692	$14,772

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

Cost of Product Revenue

Cost of product revenue consists primarily of costs of purchasing diagnostic kit components, labor, installation, service and packaging and delivery costs. In addition, cost of product includes royalty costs for licensed technologies included in the Company’s products. Material related cost of product revenue is recognized in the period the related revenue is recognized. Labor and other costs are costs are recognized as they are incurred. Shipping and handling costs incurred for product shipments are included in cost of product in the condensed consolidated statements of operations.

Cost of Biopharmaceutical and Other Revenue

Cost of biopharmaceutical and other revenue consists of costs of performing activities under arrangements that require the Company to license or provide access to its assets or services, including clinical and testing services, research and development, contract manufacturing and development, as well as other services.

Pension Liability

The Company offers a defined benefit pension plan to certain non-U.S. employees of its Veracyte SAS subsidiary. As of September 30, 2024 and December 31, 2023, the total pension obligation was $0.6 million and $0.8 million, respectively, and is included in other liabilities on the condensed consolidated balance sheets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator for basic and diluted EPS — net income (loss) (A)	$15,155	$(29,618)	$19,025	$(46,111)
Denominator for basic EPS — weighted average shares (B)	77,014	72,805	76,107	72,489
Effect of potentially dilutive common stock from:
Shares of common stock subject to outstanding options	511	—	503	—
Restricted stock units	907	—	696	—
Employee stock purchase plan	33	—	34	—
Dilutive potential common shares	1,451	—	1,233	—
Denominator for diluted EPS — adjusted weighted average shares and assumed conversions (C)	78,465	72,805	77,340	72,489
Basic EPS (A / B)	$0.20	$(0.41)	$0.25	$(0.64)
Diluted EPS (A / C)	$0.19	$(0.41)	$0.25	$(0.64)
Common stock equivalent shares excluded from the dilutive calculation due to antidilutive effect:
Shares of common stock subject to outstanding options	1,769	3,812	2,341	3,851
Restricted stock units	104	2,793	140	2,709
Employee stock purchase plan	—	32	—	33
Anti-dilutive potential common shares	1,873	6,637	2,481	6,593

3. Balance Sheet Components

Goodwill

The changes in the carrying amounts of goodwill were as follows (in thousands of dollars):

Amounts
Balance as of December 31, 2023	$702,984
Goodwill acquired - C2i	55,974
Effect of foreign currency translation on Goodwill acquired - HalioDx	3,159
Balance as of September 30, 2024	$762,117

Intangible Assets, Net

Intangible assets include finite-lived product technology, customer relationships, licenses and trade names and indefinite-lived in-process research and development. Intangible assets consisted of the following (in thousands of dollars):

	September 30, 2024			December 31, 2023			Weighted Average Remaining Amortization Period (Years)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Percepta product technology	$16,000	$(10,133)	$5,867	$16,000	$(9,333)	$6,667	5
Prosigna product technology	4,120	(1,328)	2,792	4,120	(1,122)	2,998	10
Prosigna customer relationships	2,430	(2,349)	81	2,430	(1,985)	445	0
LymphMark product technology	990	(684)	306	990	(577)	413	2
Decipher product technology	90,000	(31,984)	58,016	90,000	(25,234)	64,766	6
Decipher trade names	4,000	(2,843)	1,157	4,000	(2,243)	1,757	1
HalioDx developed technology	1,457	(461)	996	1,435	(346)	1,089	7
HalioDx customer relationships	2,797	(1,770)	1,027	2,760	(1,331)	1,429	2
HalioDx customer backlog	4,316	(3,364)	952	4,258	(2,529)	1,729	1
C2i developed technology	25,300	(1,121)	24,179	—	—	—	14
Total finite-lived intangibles	151,410	(56,037)	95,373	125,993	(44,700)	81,293	8.4
In-process research and development	13,500	—	13,500	7,300	—	7,300
Total intangible assets	$164,910	$(56,037)	$108,873	$133,293	$(44,700)	$88,593

Acquisition-related intangibles are generally finite-lived and are carried at cost less accumulated amortization. Amortization of the finite-lived intangible assets is recognized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized.

Amortization expense of $3.8 million and $5.3 million was recognized for the three months ended September 30, 2024 and 2023, respectively, and expense of $11.2 million and $16.0 million was recognized for the nine months ended September 30, 2024 and 2023, respectively.

The estimated future aggregate amortization expense as of September 30, 2024 is as follows (in thousands of dollars):

Year Ending December 31,	Amounts
2024 remainder of year	$3,766
2025	14,298
2026	12,790
2027	12,174
2028	12,174
Thereafter	40,171
Total	$95,373

Impairment of Long-Lived Assets

Impairment of long-lived assets for the three and nine months ended September 30, 2024 was $0.2 million and $0.6 million, respectively, of impairment of right-of-use and fixed assets in relation to exiting our Watertown facility.

During the three months ended September 30, 2023, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with management’s decision to adopt a multi-platform IVD strategy. As a result, the Company reviewed the long-lived assets for impairment and recorded a $34.9 million impairment charge for the three months ended September 30, 2023 associated with its nCounter Dx license finite-lived intangible asset. Impairment of long-lived assets for the nine months ended September 30, 2023 was $36.3 million including impairment of right-of-use and fixed assets in relation to exiting our Richmond facility.

Supplies and Inventory

Supplies consisted of lab supplies and reagents to be used in the performance of testing services. Inventory related to finished and semi-finished goods used in the assembly of IVD kits related to product sales as well as raw materials consumed in the contract manufacturing process. As of September 30, 2024 and December 31, 2023, supplies and inventory consisted of the following (in thousands of dollars):

	September 30, 2024	December 31, 2023
Supplies	$16,184	$12,152
Inventory	4,180	3,976
Total supplies and inventory	$20,364	$16,128

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands of dollars):

	September 30, 2024	December 31, 2023
Accrued compensation expenses	$30,740	$26,430
Accrued other	13,132	11,997
Total accrued liabilities	$43,872	$38,427

4. Business Combination

On February 5, 2024, or the Closing Date, the Company acquired 100% of the outstanding equity interests of C2i, or the C2i Acquisition. C2i was a privately-held company that developed a novel method for estimating tumor burden in cancer patients by analyzing a patient’s cell free DNA sequence and offered post-treatment monitoring of cancer recurrence and progression by analyzing subtle changes in the pattern of the tumor’s DNA. The consideration to acquire C2i was $100.2 million, comprised of $73.3 million in the form of approximately 2.7 million shares of the Company’s common stock based on the Company's share price on the Closing Date, $0.8 million of pre-combination portion of replacement stock options issued to C2i’s continuing employees, $17.2 million of contingent consideration that has been agreed to be paid on achievement of certain milestones and the remainder in cash. The Company incurred $5.1 million of transaction costs related to the C2i Acquisition, which were recorded as general and administrative expense.

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

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
The Company included financial results of C2i in its consolidated financial statements from the acquisition date, which contributed zero and $1.4 million of revenue and operating loss, respectively, during the three months ended September 30, 2024 and zero and $7.5 million of revenue and operating loss, respectively, during the nine months ended September 30, 2024 including $1.3 million of severance and retention charges and $0.9 million of impairment of right-of-use asset and intangible asset amortization.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total revenue	$115,860	$90,342	$327,132	$263,308
Net income (loss)	$15,571	$(34,655)	$16,858	$(70,620)

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

The carrying amounts of certain financial instruments of the Company, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The fair value of the Company’s financial assets includes money market funds and deposits for leases of the Company's facilities. Money market funds, included in cash and cash equivalents in the accompanying condensed consolidated balance sheets, were $3.9 million and $1.4 million as of September 30, 2024 and December 31, 2023, respectively, and are Level I assets as described above. The deposits for the leases, included in restricted cash, were $1.1 million and $0.9 million as of September 30, 2024 and December 31, 2023, respectively, and are Level I assets as described above. There were no transfers between Levels 1, 2 or 3 for the three and nine months ended September 30, 2024 and 2023.

As part of the Company’s agreement to acquire the exclusive global diagnostic license to the nCounter Analysis System, the Company may pay up to an additional $10.0 million in cash, contingent upon first achievement or occurrence, by or on behalf of the Company, of the commercial launch of the first, second and third diagnostic tests for use on the nCounter multiplex analysis system. This contingency was valued at $6.1 million as of the acquisition date and is remeasured to fair value at each reporting date until the contingent consideration is settled, with the corresponding changes included in general and administrative expense in the Company's condensed consolidated statements of operations. As of September 30, 2024 and December 31, 2023, this contingency was remeasured to $3.2 million and $3.2 million, respectively. For the three and nine months ended September 30, 2024, expense of zero and $0.1 million, respectively, was recorded. For the three and nine months ended September 30, 2023, reversals of expense of $5.2 million and $5.5 million, respectively, were recorded. As of September 30, 2024, the achievement of one of the milestones is forecasted to occur within the next 12 months. As a result, $2.7 million of the contingent consideration is included in short term liabilities at September 30, 2024. In addition, the contingent consideration related to the C2i Acquisition as discussed in Note 4, is dependent on the achievement of certain milestones and is payable in cash or shares of the Company’s common stock, at the Company’s election, of up to $25 million and was valued at $17.2 million. The fair value of the contingent consideration related to the C2i Acquisition will be remeasured to fair value at each reporting date until the contingent consideration is settled, with the corresponding changes included in general and administrative expense. As of September 30, 2024, this contingency was remeasured to $18.4 million. For the three and nine months ended September 30, 2024, expense of $0.4 million and $1.2 million, respectively, was recorded. As of September 30, 2024, the achievement of one of the milestones is forecasted to occur within the next 12 months. As a result, $4.7 million of the contingent consideration is included in short term liabilities at September 30, 2024. The fair value of contingent consideration includes inputs that are not observable in the market and thus represents a Level III financial liability. The estimation of the fair value of the contingent consideration is based on the present value of the expected payments calculated by assessing the likelihood of when the related milestones would be achieved and estimating the Company's borrowing rate. These estimates form the basis for making judgments about the carrying value of the contingent consideration that are not readily apparent from other sources. Changes to the forecasts for the achievement of the milestones and the borrowing rate can significantly affect the estimated fair value of the contingent consideration. As of September 30, 2024 and December 31, 2023, the Company calculated the estimated fair value of the milestones using the following significant unobservable inputs:

	Value or Range (Weighted-Average)
Unobservable input	September 30, 2024	December 31, 2023
Discount rate	4.6% - 5.8% (4.8%)	6.8%
Probability of achievement	0% - 95% (88%)	10% - 80% (69%)

6. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory facilities in South San Francisco and San Diego, California; Austin, Texas; Marseille, France; Richmond, Virginia; and Watertown, Massachusetts, and leases certain equipment under various non-cancelable lease agreements. The lease terms extend to May 2036 and contain extension of lease terms and expansion options. The leases have a weighted average remaining lease term of 6.6 years as of September 30, 2024. The Company had deposits of $1.1 million and $0.9 million included in long-term assets as of September 30, 2024 and December 31, 2023, respectively,

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the leases.

The Company determined its operating lease liabilities using payments through their current expiration dates and a weighted average discount rate of 9.9% based on the rate that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments in a similar economic environment. Operating lease liabilities along with the associated right-of-use assets are disclosed in the accompanying condensed consolidated balance sheets. After the adoption of ASC 842, Leases, or ASC 842, the Company classified its deferred rent for tenant improvements with its operating lease right-of-use assets on the consolidated balance sheets.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2024 are as follows (in thousands of dollars):

Year Ending December 31,	Amounts
Remainder of 2024	$1,988
2025	7,832
2026	3,284
2027	2,029
2028	1,995
Thereafter	10,399
Total future minimum lease payments	27,527
Less: amount representing interest	7,833
Present value of future lease payments	19,694
Less: short-term lease liabilities	7,294
Long-term lease liabilities	$12,400

The Company recognizes operating lease expense on a straight-line basis over the non-cancelable lease period. The following table summarizes operating lease expense and cash paid for amounts included in the measurement of lease liabilities (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$1,824	$1,429	$4,914	$3,830
Cash paid for amounts included in the measurement of lease liabilities	$1,967	$1,367	$5,274	$3,906

The company has leased laboratory equipment under various financing leases. Both the total right-of-use assets and total financing lease liabilities for these financing leases were $0.1 million as of both September 30, 2024 and December 31, 2023, and are included in property, plant and equipment, net and other liabilities in the accompanying condensed consolidated balance sheets.

The Company entered into a lease agreement for a newly constructed facility in Marseille, France. The lease commenced during the nine months ended September 30, 2024 and the Company recorded a lease liability and a corresponding ROU asset of $8.0 million. The initial term of the lease is twelve years with annual rent of approximately $1.3 million, excluding common area maintenance costs.

Contingencies

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. The Company believes there is no litigation pending that could have, either individually or in the aggregate, a material impact on the Company's consolidated financial statements.

VERACYTE, INC.
Notes to Financial Statements
(unaudited)

7. Stockholders’ Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows:

	September 30, 2024	December 31, 2023
Stock options and restricted stock units issued and outstanding	6,172,572	6,318,389
Stock options and restricted stock units available for grant under stock option plans	8,854,664	5,194,399
Common stock available for the Employee Stock Purchase Plan	1,051,407	1,189,513
Total	16,078,643	12,702,301

8. Components of Other Income

Other income, net consists of the following (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
French research tax credits	$468	$552	$1,391	$78
Interest income	2,898	2,071	8,293	4,518
Interest expense	(1)	(2)	(2)	(13)
Gain (loss) on currency revaluation	1,487	(786)	756	(640)
Other	(21)	132	(104)	205
	$4,831	$1,967	$10,334	$4,148

9. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate applied to the Company’s year to date income or loss and is adjusted for discrete items recorded in the period. For the three months ended September 30, 2024 and 2023, the Company’s effective tax rate was 10.0% and 0.5%, respectively. For the nine months ended September 30, 2024 and 2023, the Company’s effective tax rate was 14.7% and 0.1% respectively. For the nine months ended September 30, 2024, the primary difference between the effective tax rate and the federal statutory rate is driven by unfavorable permanent differences and foreign and state taxes offset by the full valuation allowance the Company has established on its federal, state and foreign net operating losses and credits. For the nine months ended September 30, 2023, the primary difference between the effective tax rate and the federal statutory rate is driven by the full valuation allowance the Company had established on its federal, state and foreign net operating losses and credits.

The Company recorded income tax expense of $1.7 million and $3.3 million for the three and nine months ended September 30, 2024, respectively, and recorded income tax benefit of $0.2 million and $29.0 thousand for the three and nine months ended September 30, 2023, respectively. The provision for income taxes recorded in the three and nine months ended September 30, 2024 consists primarily of federal, state and foreign income taxes. The income tax benefit recorded in the three and nine months ended September 30, 2023 consists primarily of state and foreign income taxes.

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

Macroeconomic Factors

Recent interest rate changes and inflation in the United States and other markets globally, as well as the macroeconomic environment, have heightened the risk of an economic downturn, recession or heightened volatility in the capital or credit markets in the United States and globally. Moreover, the continued fluctuation of the U.S. dollar compared to other currencies, has impacted and may continue to impact our results of operations. We intend to continue to monitor macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions as appropriate. In addition, regional conflicts like those between Russia and Ukraine may adversely impact our business and operating results. Finally, the ongoing conflict in the Middle East and related political, military and security conditions in and around Israel may disrupt our Israel business operations and employees that we acquired through the C2i Acquisition.

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

Financial Overview

Revenue

Through September 30, 2024, we derived most of our revenue from the sale of Decipher Prostate and Afirma tests, delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of cash collection from the third-party payer and individual patients. Third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Medicare	31%	32%	31%	32%
UnitedHealthcare	13%	10%	14%	11%
	44%	42%	45%	43%

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

Research and Development

Research and development expenses include expenses incurred to collect clinical samples and conduct clinical studies to develop and support our products and pipeline, as well as develop future technology. These expenses consist of compensation expenses, direct research and development expenses such as laboratory supplies and costs associated with setting up and conducting clinical studies at domestic and international sites, professional fees, depreciation and amortization, other miscellaneous expenses and allocation of facility and information technology expenses. We expense all research and development costs in the periods in which they are incurred. We incurred a majority of our research and development expenses in 2023 in support of our early-stage products, including Percepta Nasal Swab, as well as the development of new IVD products and discovery. In the nine months ended September 30, 2024, our research and development expenses also included support for our MRD tests. Going forward, we expect to incur significant expense as we invest in the continued development of our innovation engine, early-stage products including our MRD tests, required clinical studies and the development of current tests on multiple IVD platforms.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2024 and 2023 (in thousands of dollars, except percentages and test volume):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	%	2024	2023	Change	%
Revenue:
Testing revenue	$109,536	$82,012	$27,524	34%	$306,809	$236,157	$70,652	30%
Product revenue	3,188	4,020	(832)	(21)%	10,631	11,923	(1,292)	(11)%
Biopharmaceutical and other revenue	3,136	4,076	(940)	(23)%	9,692	14,772	(5,080)	(34)%
Total revenue	115,860	90,108	25,752	29%	327,132	262,852	64,280	24%
Cost of revenue:
Cost of testing revenue	29,029	21,827	7,202	33%	82,928	64,808	18,120	28%
Cost of product revenue	1,792	2,436	(644)	(26)%	6,310	6,913	(603)	(9)%
Cost of biopharmaceutical and other revenue	3,112	3,347	(235)	(7)%	9,762	11,806	(2,044)	(17)%
Intangible asset amortization - cost of revenue	2,917	4,811	(1,894)	(39)%	8,741	14,429	(5,688)	(39)%
Total cost of revenue	36,850	32,421	4,429	14%	107,741	97,956	9,785	10%
Gross profit	79,010	57,687	21,323	37%	219,391	164,896	54,495	33%
Operating expenses:
Research and development	17,574	13,322	4,252	32%	50,004	38,632	11,372	29%
Selling and marketing	22,612	24,344	(1,732)	(7)%	70,610	76,230	(5,620)	(7)%
General and administrative	25,742	16,334	9,408	58%	83,697	62,434	21,263	34%
Impairment of long-lived assets	185	34,900	(34,715)	(99)%	614	36,310	(35,696)	(98)%
Intangible asset amortization - operating expenses	880	526	354	67%	2,499	1,578	921	58%
Total operating expenses	66,993	89,426	(22,433)	(25)%	207,424	215,184	(7,760)	(4)%
Income (loss) from operations	12,017	(31,739)	43,756	(138)%	11,967	(50,288)	62,255	(124)%
Other income, net	4,831	1,967	2,864	146%	10,334	4,148	6,186	149%
Income (loss) before income taxes	16,848	(29,772)	46,620	(157)%	22,301	(46,140)	68,441	(148)%
Income tax provision (benefit)	1,693	(154)	1,847	(1,199)%	3,276	(29)	3,305	(11,397)%
Net income (loss)	$15,155	$(29,618)	$44,773	(151)%	$19,025	$(46,111)	$65,136	(141)%
Other Operating Data:
Diagnostic tests reported	36,792	29,683	7,109	24%	103,818	84,592	19,226	23%
Product tests sold	2,240	2,861	(621)	(22)%	7,661	8,549	(888)	(10)%
Total test volume	39,032	32,544	6,488	20%	111,479	93,141	18,338	20%

Depreciation and amortization expense	$5,878	$7,322	$(1,444)	(20)%	$17,206	$20,852	$(3,646)	(17)%
Stock-based compensation expense	$8,747	$7,332	$1,415	19%	$26,620	$25,882	$738	3%

Revenue

Revenue increased $25.8 million for the three months ended September 30, 2024 compared to the same period in 2023. This was primarily due to a $27.5 million increase in testing revenue, partially offset by a $0.9 million decrease in our biopharmaceutical and other revenue and a $0.8 million decrease in our product revenue. The 34% growth in testing revenue was primarily driven by a 24% volume increase and an 8% average selling price increase between our Decipher Prostate and Afirma products for the three months ended September 30, 2024.

Revenue increased $64.3 million for the nine months ended September 30, 2024 compared to the same period in 2023. This was primarily due to a $70.7 million increase in testing revenue driven by a 23% volume increase and a 6% average selling price increase, partially offset by a $5.1 million decrease in our biopharmaceutical and other revenue and a $1.3 million decrease in our product revenue. The increase in testing revenue and tests reported for the nine months ended September 30, 2024 was due to Decipher Prostate and Afirma tests.

Product revenue decreased $0.8 million for the three months ended September 30, 2024 and decreased $1.3 million for the nine months ended September 30, 2024 compared to the same periods in 2023. The three and nine months result was primarily driven by lower demand for product test kits, largely as a result of our transition to other IVD platforms and supply chain issues.

Biopharmaceutical and other revenue decreased by $0.9 million for the three months ended September 30, 2024 and decreased by $5.1 million for the nine months ended September 30, 2024 compared to the same periods in 2023, driven primarily by the reduction of customer projects given overall spending constraints across the industry.

Cost of revenue

Comparison of the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	%	2024	2023	Change	%
Cost of testing revenue:
Laboratory costs	$15,405	$11,194	$4,211	38%	$43,517	$34,278	$9,239	27%
Sample collection costs	3,663	2,656	1,007	38%	9,884	7,935	1,949	25%
Compensation expense	5,743	4,641	1,102	24%	16,097	13,698	2,399	18%
License fees and royalties	(32)	23	(55)	(239)%	4	67	(63)	(94)%
Depreciation and amortization	360	450	(90)	(20)%	1,216	1,091	125	11%
Other expenses	951	957	(6)	(1)%	3,516	2,760	756	27%
Allocations	2,939	1,906	1,033	54%	8,694	4,979	3,715	75%
Total	$29,029	$21,827	$7,202	33%	$82,928	$64,808	$18,120	28%
Cost of product revenue:
Product costs	$545	$1,555	$(1,010)	(65)%	$2,436	$5,286	$(2,850)	(54)%
License fees and royalties	270	577	(307)	(53)%	1,021	1,037	(16)	(2)%
Depreciation and amortization	222	80	142	178%	659	169	490	290%
Other expenses	528	170	358	211%	1,713	331	1,382	418%
Allocations	227	54	173	320%	481	90	391	434%
Total	$1,792	$2,436	$(644)	(26)%	$6,310	$6,913	$(603)	(9)%
Cost of biopharmaceutical and other revenue:
Compensation expense	$1,424	$1,649	$(225)	(14)%	$4,958	$5,887	$(929)	(16)%
License fees and royalties	—	11	(11)	(100)%	150	36	114	317%
Depreciation and amortization	48	36	12	33%	172	261	(89)	(34)%
Other expenses	976	1,171	(195)	(17)%	2,922	4,014	(1,092)	(27)%
Allocations	664	480	184	38%	1,560	1,608	(48)	(3)%
Total	$3,112	$3,347	$(235)	(7)%	$9,762	$11,806	$(2,044)	(17)%
Intangible asset amortization - cost of revenue	$2,917	$4,811	$(1,894)	(39)%	$8,741	$14,429	$(5,688)	(39)%

Cost of testing revenue increased $7.2 million, or 33%, for the three months ended September 30, 2024 compared to the same period in 2023. The increase in cost of testing revenue was due to increased volume in testing, higher staffing to support testing performance and the build out of infrastructure related to current and future growth expectations, primarily related to Decipher Prostate and Afirma tests.

Cost of testing revenue increased $18.1 million, or 28%, for the nine months ended September 30, 2024 compared to the same period in 2023. The increase in cost of testing revenue was due to increased volume in testing, higher staffing to support testing performance and the build out of infrastructure related to current and future growth expectations, primarily related to Decipher Prostate and Afirma tests.

Cost of product revenue decreased $0.6 million, or 26%, for the three months ended September 30, 2024 and decreased $0.6 million, or 9%, for the nine months ended September 30, 2024 compared to the same periods in 2023, driven by lower volume of tests and a decrease in overhead related to manufacturing our IVD kits at our Marseille, France facilities.

Cost of biopharmaceutical and other revenue includes labor costs, laboratory supplies and pass-through expenses incurred on these projects. Cost of biopharmaceutical and other revenue for the three and nine months ended September 30, 2024 decreased by $0.2 million and $2.0 million, respectively, compared to the same periods in 2023, driven by reductions of staffing and variable expenses related to projects.

Research and development

Comparison of the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	%	2024	2023	Change	%
Research and development expense:
Compensation expense	$8,906	$6,565	$2,341	36%	$26,356	$20,979	$5,377	26%
Direct research and development expense	5,479	4,027	1,452	36%	14,596	9,272	5,324	57%
Depreciation and amortization	332	241	91	38%	819	678	141	21%
Other expenses	1,006	1,174	(168)	(14)%	3,376	4,044	(668)	(17)%
Allocations	1,851	1,315	536	41%	4,857	3,659	1,198	33%
Total	$17,574	$13,322	$4,252	32%	$50,004	$38,632	$11,372	29%

Research and development expense increased $4.3 million, or 32%, for the three months ended September 30, 2024 compared to the same period in 2023. The increase was primarily driven by direct research and product development expense related to our on-going development costs for our IVD and MRD strategies, as well as projects to enhance laboratory efficiencies. In addition to these development costs, the increase is partially driven by clinical studies including, but not limited to, furthering the support and clinical utility evidence of our urology products, as well as our Percepta Nasal Swab test.

Research and development expense increased $11.4 million, or 29%, for the nine months ended September 30, 2024 compared to the same period in 2023. The increase was primarily driven by direct research and product development expense related to our on-going development costs for our IVD and MRD strategies, as well as projects to enhance laboratory efficiencies. In addition to these development costs, the increase is partially driven by clinical studies including, but not limited to, furthering the support and clinical utility evidence of our urology products, as well as our Percepta Nasal Swab test.

Selling and marketing

Comparison of the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	%	2024	2023	Change	%
Selling and marketing expense:
Compensation expense	$15,814	$18,258	$(2,444)	(13)%	$50,517	$56,728	$(6,211)	(11)%
Direct marketing expense	1,427	1,226	201	16%	4,613	4,000	613	15%
Other expenses	3,271	3,126	145	5%	9,897	10,580	(683)	(6)%
Allocations	2,100	1,734	366	21%	5,583	4,922	661	13%
Total	$22,612	$24,344	$(1,732)	(7)%	$70,610	$76,230	$(5,620)	(7)%

Selling and marketing expense decreased $1.7 million, or 7%, for the three months ended September 30, 2024 compared to the same period in 2023. The decrease in compensation expense was primarily due to the reduction in sales support for our Envisia product and reduced variable compensation. Direct marketing expense increased primarily due to increases in trade shows and market research.

Selling and marketing expense decreased $5.6 million, or 7%, for the nine months ended September 30, 2024 compared to the same period in 2023. The decrease in compensation and other expense was primarily due to the decision to reduce the sales support for our Envisia product and a reversal of the stock-based compensation related to employee exits. Direct marketing expense increased primarily due to increased trade show events.

General and administrative

Comparison of the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	%	2024	2023	Change	%
General and administrative expense:
Compensation expense	$18,958	$14,999	$3,959	26%	$59,824	$49,354	$10,470	21%
Occupancy expenses	2,736	2,304	432	19%	7,828	5,983	1,845	31%
Depreciation and amortization	1,105	1,177	(72)	(6)%	3,070	2,641	429	16%
Other expenses	10,724	3,343	7,381	221%	34,150	19,714	14,436	73%
Allocations	(7,781)	(5,489)	(2,292)	42%	(21,175)	(15,258)	(5,917)	39%
Total	$25,742	$16,334	$9,408	58%	$83,697	$62,434	$21,263	34%

General and administrative expense increased by $9.4 million for the three months ended September 30, 2024, compared to the same period in 2023. Compensation expense for the three months ended September 30, 2024 compared to the same period in 2023 increased primarily due to increased wages and headcount from infrastructure investments. Occupancy expenses increased primarily due to our expansion of our facilities footprint to support overall volume growth, and other expenses increased $7.4 million primarily in relation to a $5.2 million reversal of contingent consideration expense recorded in the three months ended September 30, 2023, along with an increase in infrastructure costs. General and administrative expenses related to occupancy costs and information technology costs are allocated to general and administrative expense, selling and marketing expense, research and development expense, and cost of revenue based on the headcount and employee location.

General and administrative expense increased by $21.3 million for the nine months ended September 30, 2024, compared to the same period in 2023. Compensation expense for the nine months ended September 30, 2024 compared to the same period in 2023 increased primarily due to expenses related to restructuring costs associated with the mutually consented termination plan at our Marseille location, annual compensation increases and expenses related to the C2i Acquisition. Occupancy expenses increased primarily due to our expansion of our San Diego facilities footprint to support Decipher Prostate growth, and other expenses increased $14.4 million primarily in relation to expenses related to the C2i Acquisition, infrastructure build out and due to a $5.5 million reversal of contingent consideration expense recorded in the three months ended September 30, 2023. General and administrative expenses related to occupancy costs and information technology costs are allocated to general and administrative expense, selling and marketing expense, research and development expense, and cost of revenue based on the headcount and employee location.

Impairment of long-lived assets

During the three and nine months ended September 30, 2024 impairment of long-lived assets was $0.2 million and $0.6 million, respectively, in relation to exiting our Watertown facility. Impairment of long-lived assets during the three and nine months ended September 30, 2023 was $34.9 million and $36.3 million, respectively, of impairment charge associated with the nCounter Dx license finite-lived intangible asset and impairment of right-of-use and fixed assets in relation to exiting our Richmond facility.

Other income, net

Other income (loss), net, increased $2.9 million for the three months ended September 30, 2024 compared to the same period in 2023, primarily due to an increase of $2.3 million due to unrealized foreign currency gain and an increase of $0.8 million from interest income.

Other income (loss), net, increased $6.2 million for the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to an increase of $3.8 million from interest income, an increase of $1.3 million related to the French research tax credit, and an increase of $1.4 million due to unrealized foreign currency loss.

Income tax expense

We recorded income tax expense of $1.7 million and $3.3 million for the three and nine months ended September 30, 2024, respectively, and recorded income tax benefit of $0.2 million and $29.0 thousand for the three and nine months ended September 30, 2023, respectively.

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

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of $274.1 million. During the nine months ended September 30, 2024, our cash and cash equivalents increased by $57.6 million. Historically, we have been financed primarily through net proceeds from the sale of our equity securities. Beginning in 2023, our operations have been financed primarily by cash flows generated by our revenue. For the nine months ended September 30, 2024, we had net income of $19.0 million, but we may not sustain profitability for the remainder of 2024 and in future years. As of September 30, 2024, we had an accumulated deficit of $449.1 million.

We believe our existing cash and cash equivalents as of September 30, 2024, and cash flows generated by our revenue during the next 12 months will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the filing date of this report. We expect that our near- and longer-term liquidity requirements will continue to consist of costs to run our laboratories, research and development expenses, selling and marketing expenses, general and administrative expenses, working capital, capital expenditures, lease obligations, potential milestones associated with the C2i Acquisition, costs to fund our overseas operations, and general corporate expenses associated with the growth of our business. However, we may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to generate cash flows from our revenue to finance our cash requirements, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. If we raise funds by issuing equity securities, dilution to stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, restrictions on our cash and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third-party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives, or forgo potential acquisitions or investments. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to us. Moreover, any instability in the global banking system may impact liquidity both in the short term and long term and may result in adverse impacts to our or our customers’ business, including in our customers’ ability to pay for our products.

Operating Leases

We lease office and laboratory facilities in South San Francisco and San Diego, California; Austin, Texas; Marseille, France; Richmond, Virginia; and Watertown, Massachusetts, and lease certain equipment under various non-cancelable lease agreements. The lease terms extend to May 2036 and contain extension of lease term and expansion options. As of September 30, 2024, the leases have a weighted average remaining lease term of 6.6 years and total future minimum lease payments of $27.5 million.

Veracyte SAS entered into a lease agreement for a newly constructed facility in Marseille, France. The lease commenced during the nine months ended September 30, 2024 and we recorded a lease liability and a corresponding ROU asset of $8.0 million. The initial term of the lease is twelve years with annual rent of approximately $1.3 million, excluding common area maintenance costs.

Acquisition-Related Contingent Consideration

C2i Acquisition Contingent Consideration

Pursuant to the Merger Agreement, we may pay up to an additional $25.0 million in cash or shares of our common stock, at our election, contingent upon the achievement of certain milestones. As of September 30, 2024, the achievement of one of the milestones contained in the Merger Agreement is forecasted to occur within the next 12 months, requiring payments totaling $5.0 million.

nCounter Analysis System Acquisition Contingent Consideration

As part of our agreement to acquire the exclusive global diagnostic license to the nCounter Analysis System, we may pay up to an additional $10.0 million in cash, contingent upon first achievement or occurrence, by us or on our behalf, of the commercial launch of the first, second and third diagnostic tests for use on the nCounter multiplex analysis system. As of September 30, 2024, the achievement of one of the milestones is forecasted to occur within the next 12 months, requiring payments totaling $3.5 million.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands of dollars):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$50,572	$28,670
Net cash (used in) provided by investing activities	(2,134)	17,609
Net cash provided by financing activities	9,414	2,192

Cash Flows from Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2024 was $50.6 million. Our net income of $19.0 million includes non-cash charges of $26.6 million of stock-based compensation expense, $17.2 million of depreciation and amortization, of which $11.2 million was related to intangible asset amortization, and the remainder was due to a non-cash lease expense of $3.6 million. Cash used as a result of changes in operating assets and liabilities was $17.1 million, primarily composed of an increase in accounts receivable of $8.4 million, an increase in supplies and inventory of $4.2 million, a decrease in operating lease liability of $3.9 million, a decrease in accounts payable of $3.0 million, and an increase in other assets of $1.7 million, partially offset by a decrease in accrued liabilities and deferred revenue of $3.9 million.

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

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2024 was $2.1 million, consisting of $7.1 million used in the purchase of property, plant and equipment, partially offset by $5.0 million net cash acquired from C2i excluding post-close transactions costs.

Cash provided by investing activities for the nine months ended September 30, 2023 was $17.6 million, consisting of $44.8 million generated from the sale and maturity of short-term investments, partially offset by $19.7 million used in the purchase of short-term investments and $7.5 million used in the purchase of property, plant and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2024 was $9.4 million, consisting of $16.7 million in proceeds from the exercise of options to purchase our common stock and the purchase of stock under our Employee Stock Purchase Plan, or ESPP, partially offset by $7.3 million in tax payments during the period related to the vesting of restricted stock units granted to employees.

Cash provided by financing activities for the nine months ended September 30, 2023 was $2.2 million, consisting of $7.8 million in proceeds from the exercise of options to purchase our common stock and the purchase of stock under our ESPP, partially offset by $5.6 million in tax payments during the period related to the vesting of restricted stock units granted to employees

Recent Accounting Pronouncements

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $274.1 million as of September 30, 2024 which consisted of bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

Foreign Currency Risk

As of September 30, 2024 we held $2.4 million of bank deposits denominated in Euros. Such Euro denominated deposits carry a degree of risk from changes in currency exchange rates as the gains or losses from changes in exchange rates are included in our net income (loss) and comprehensive income (loss). As of September 30, 2024 a hypothetical 10% appreciation or depreciation of the U.S. dollar relative to the Euro would not have had a material impact on our condensed consolidated financial statements.

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

(b)Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout our Company. On February 5, 2024, we closed the C2i Acquisition and we are in the process of incorporating C2i into our evaluation of internal control over financial reporting. Other than the C2i Acquisition there were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Summary of Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully review the “Risk Factors” section before you invest in shares of our common stock. Listed below are some of the more significant risks relating to an investment in our common stock.

Risks Related to Our Business

•We have a history of losses, we could incur net losses in the future, and we may not sustain our level of profitability in the future.
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
•If we are unable to compete successfully, we may be unable to increase or sustain our revenue and profitability.
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

Risks Related to Our Business

We have a history of losses, we could incur net losses in the future and we may not sustain our level of profitability in the future.

For the nine months ended September 30, 2024 and 2023, we had net income of $19 million and net loss of $46 million, respectively. As of September 30, 2024, we had an accumulated deficit of $449 million. Although we recorded net income in the nine months ended September 30, 2024, we could incur losses in the future. Ongoing widespread inflationary pressures in the United States and across global economies have resulted in higher costs for our raw materials, non-material costs, labor and other business costs, and significant increases in the future could adversely affect our results of operations. We may not achieve profitability in a reporting period or, if we do so, we may not sustain such levels of profitability, and our failure to do so in the future could cause the market price of our common stock to decline.

In addition, our ability to sustain profitability depends on a number of factors, including but not limited to:

•Generating sufficient revenue from our existing diagnostic tests;
•Developing and publishing evidence that our tests are informing clinical decisions and receiving positive coverage decisions by payers;
•Launching and commercializing new tests and products;
•Maintaining effective relationships with our payers; and
•Receiving regulatory approval for our tests and products.

Even if we do sustain profitability, we may be unable to achieve positive cash flows from operations in the future.

Our financial results currently depend mainly on sales of our Decipher Prostate and Afirma tests, and we will need to generate sufficient revenue from these and our other diagnostic tests to grow our business.

Most of our revenue to date has been derived from sales of our Decipher Prostate and Afirma tests, which are used in the diagnosis of urological and thyroid cancers. Over the next few years, we expect to continue to derive a substantial portion of our revenue from sales of our Decipher Prostate and Afirma tests. Regarding our more nascently adopted tests, once they are clinically validated and commercially available for patient testing, we must continue to develop and publish evidence that our tests are informing clinical decisions in order for them to receive positive coverage decisions by payers. Without coverage policies, our tests may not be reimbursed and we will not be able to recognize revenue. We cannot guarantee that tests we commercialize will gain and maintain positive coverage decisions and therefore, we may never realize revenue from tests we commercialize. In addition, we are in various stages of research and development for other diagnostic tests that we may offer, but there can be no assurance that we will be able to identify other diseases that can be effectively addressed or, if we are able to identify such diseases, whether or when we will be able to successfully commercialize solutions for these diseases and obtain the evidence and coverage decisions from payers. If we are unable to increase sales and expand reimbursement for our Decipher Prostate and Afirma tests, or develop and commercialize other tests, our revenue and our ability to sustain profitability would be impaired, and the market price of our common stock could decline.

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

Revenue for tests performed on patients covered by Medicare and UnitedHealthcare Group was 31% and 14%, respectively, of our revenue for the nine months ended September 30, 2024, compared with 32% and 11%, respectively, for the nine months ended September 30, 2023. The percentage of our revenue derived from significant payers is expected to fluctuate from period to period as our revenue fluctuates, as additional payers provide reimbursement for our tests or if one or more payers were to stop reimbursing for our tests or change their reimbursed amounts.

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

On March 1, 2015, CPT code 81545 for the Afirma GEC was issued. On January 1, 2018, the Medicare Clinical Laboratory Fee Schedule payment rate for the Afirma classifier increased from $3,220 to $3,600. This rate is based on the volume-weighted median of private payer payment rates made between January 1 and June 30, 2016, which we reported to the Centers for Medicare & Medicaid Services in 2017 as required under the Protecting Access to Medicare Act of 2014, or PAMA. In December 2019, through the Further Consolidated Appropriations Act of 2020, Congress delayed the next data reporting period from 2020 to 2021 for final payments made between January 1 and June 30, 2019, extending the applicability of the payment rates based on 2017 reporting by one year through December 31, 2021. In March 2020, through the CARES

Act, Congress further delayed the next reporting period to 2022 for final payments made between January 1 and June 30, 2019, extending the applicability for the payment rates based on 2017 reporting through December 31, 2022. In December 2021, through the Protecting Medicare and American Farmers from Sequester Cuts Act, Congress further delayed the next reporting period to 2023. In December 2022, through the Consolidated Appropriations Act of 2023, Congress further delayed the next reporting period to 2024. In November 2023, through the Further Continuing Appropriations and Other Extensions Act of 2024, Congress further delayed the next reporting period to 2025. In September 2024, through the Continuing Appropriations and Extensions Act of 2025, Congress again delayed the next reporting period to 2026. The applicability of the current payment rates based on 2017 reporting thus now extend through December 31, 2025. As a result of the transition from Afirma GEC to Afirma GSC, a new CPT Category I code (81546) was established for the Afirma classifier, effective January 1, 2021. This code went through the national payment determination process for Medicare in 2020, through which the Centers for Medicare & Medicaid Services, or CMS, priced 81546 at the same rate of $3,600 as 81545. Since the Afirma GSC CPT code 81546 was newly issued in 2021, the first PAMA data reporting period for 81546 under the current triennial data reporting process is expected to be January 2029 through March 2029, resulting in a new potential reimbursement rate effective January 1, 2030. There is no guarantee that the Afirma GSC Medicare rate will not be negatively impacted in future PAMA reporting cycles based on the reported weighted median of private commercial payers.

Decipher Prostate is currently reimbursed by Medicare pursuant to LCDs issued by Palmetto GBA's MolDX program and adopted by Noridian Healthcare Solutions, each acting as a MAC, as well as by a number of commercial payers. However, there are many commercial payers who currently do not provide reimbursement for our prostate genomic tests, or provide only limited reimbursement, and we have contracts for reimbursement with only a limited number of commercial payers for our prostate tests. In September 2024, a new LCD for “Gene Expression Profile Tests for Decision-Making in Castration Resistant and Metastatic Prostate Cancers” was finalized through the MolDX program. We believe that this LCD will broaden our Decipher Prostate coverage to include Castration Resistant and Metastatic prostate cancer patients after a successful review of our Technical Assessment, or TA, submission. There is no guarantee that MolDX will issue a favorable review of our TA. Modifications to the current Medicare coverage of the Decipher Prostate tests could have an adverse effect on our business, financial condition and results of operations.

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

We submit claims to Medicare for Decipher Prostate using CPT code 81542. CMS assigned 81542 to the gapfilling process in 2020, under which the individual MACs set the payment rate for the test based on the following four factors: (1) charges for the test and routine discounts to charges; (2) resources required to perform the test; (3) payment amounts determined by other payers; and (4) charges, payment amounts, and resources required for other tests that may be comparable or otherwise relevant. 81542 has been priced at $3,873 since January 1, 2021, based on CMS’ revision of the median of payment rates set by the MACs through the gapfilling process. Since the CPT code was issued in 2020, we expect the next PAMA reporting period to take place between January 2029 and March 2029, resulting in a potential new reimbursement rate effective January 1, 2030. There can be no assurance that the Medicare payment rates for Decipher Prostate will not decrease during a future reporting cycle under PAMA.

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

We expect to continue to focus substantial resources on increasing adoption, coverage and reimbursement for the Decipher Prostate, Afirma, Prosigna and Decipher Bladder, as well as any other future tests we may develop. We believe it will take several years to achieve coverage and contracted reimbursement with a majority of third-party payers across our entire portfolio of tests. We cannot predict whether, under what circumstances, or at what payment levels payers will reimburse for our tests. Also, payer consolidation is underway and creates uncertainty as to whether coverage and contracts with existing payers will remain in effect. Finally, if there is a decrease in the Medicare payment rates for our tests, the payment rates for some of our commercial payers may also decrease if they tie their allowable rates to the Medicare rates. Reductions in private payer amounts could decrease the Medicare payment rates for our tests under PAMA. Our failure to establish broad adoption of and reimbursement for our tests, or our inability to maintain existing reimbursement from payers, will negatively impact our ability to generate revenue and sustain profitability, as well as our future prospects and our business.

We may experience limits on our revenue if physicians decide not to order our tests.

If we are unable to create or maintain demand for our tests in sufficient volume, we may not sustain profitability. To generate demand, we will need to continue to educate physicians about the clinical utility and cost-effectiveness of our tests through published papers, presentations at scientific conferences, marketing campaigns and one-on-one education by our sales force. In addition, our ability to obtain and maintain adequate reimbursement from third-party payers will be critical to generating revenue.

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

In 2023 and for the nine months ended September 30, 2024, we have experienced significant declines in biopharma and other services revenue as a result of reductions in customer projects, extended sales cycles and overall spending constraints across the industry. The success of our biopharma services business depends in part on our ability to identify and successfully negotiate with appropriate pharma partners. We cannot guarantee that we will be successful in the identification of appropriate pharma partners or the successful and timely negotiation with such partners, or that existing partners will not terminate their agreements with us.

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

We rely on NanoString, now Bruker Corporation as a result of Bruker Corporation’s asset acquisition of NanoString, for certain components and raw materials for the Lymphmark and Prosigna test and nCounter service kits, as well as service of the nCounter Analysis System. In February 2024, NanoString filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court in Delaware and in May 2024, Bruker Corporation closed its asset acquisition of the business of NanoString. We are actively participating in the NanoString bankruptcy proceedings and may experience disruption in the supply or services as a result of the NanoString bankruptcy proceedings or the acquisition of certain assets by Bruker Corporation. We have largely completed the transition of the manufacturing of Prosigna test kits to our facility in Marseille, France but have and may continue to experience quality, regulatory, or manufacturing irregularities and challenges resulting from this transition.

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

PAMA includes a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenue from payments made under the CLFS and the Physician Fee Schedule would report on a triennial basis (or annually for ADLTs), private payer rates and volumes for their tests with specific CPT codes based on final payments made during a set data collection period (the first of which was January 1 through June 30, 2016). We believe that PAMA and its implementing regulations are generally favorable to us. We reported to CMS the data required under PAMA before the March 31, 2017 deadline. The new payment rate for the Afirma genomic classifier based on the volume-weighted median of private payer rates took effect January 1, 2018, increasing from $3,220 to $3,600 through December 31, 2020. In December 2019, through the Further Consolidated Appropriations Act of 2020, Congress delayed the next data reporting period from 2020 to 2021 for final payments made between January 1 and June 30, 2019, extending the applicability of the current rate for Afirma through December 31, 2021. In March 2020, through the CARES Act, Congress further delayed the next reporting period to 2022 for final payments made between January 1 and June 30, 2019, extending the applicability of the payment rates based on 2017 reporting through December 31, 2022. In December 2021, through the Protecting Medicare and American Farmers from Sequester Cuts Act, Congress further delayed the next reporting period to 2023. In December 2022, through the Consolidated Appropriations Act of 2023, Congress further delayed the next reporting period to 2024. In November 2023, through the Further Continuing Appropriations and Other Extensions Act of 2024, Congress further delayed the next reporting period to 2025. In September 2024, through the Continuing Appropriations and Extensions Act of 2025, Congress again delayed the next reporting period to 2026. There can be no assurance that the payment rate for Afirma or Prosigna will not decrease in the future or that the payment rates for Decipher Prostate or Decipher Bladder will not be adversely affected by the PAMA law and regulations.

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

If we are unable to compete successfully, we may be unable to increase or sustain our revenue and profitability.

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

Many of our potential competitors have widespread brand recognition and substantially greater financial, technical and research and development resources, and selling and marketing capabilities than we do. Others may develop products with prices lower than ours that could be viewed by physicians and payers as functionally equivalent to our solutions or offer solutions at prices designed to promote market penetration, which could force us to lower the list price of our solutions and affect our ability to sustain profitability. If we are unable to change clinical practice in a meaningful way or compete successfully against current and future competitors, we may be unable to increase market acceptance and sales of our products, which could prevent us from increasing our revenue or sustaining profitability and could cause the market price of our common stock to decline. As we add new tests, products and services, we will face many of these same competitive risks.

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

Additionally, our billing activities require us to implement compliance procedures and oversight, train and monitor our employees, challenge coverage and payment denials, assist patients in appealing claims, and undertake internal audits to evaluate compliance with applicable laws and regulations as well as internal compliance policies and procedures. Payers also conduct external audits to evaluate payments, which adds further complexity to the billing process. If the payer makes an overpayment determination, there is a risk that we may be required to return some portion of prior payments we have received. Additionally, the ACA established a requirement for providers and suppliers to report and return any overpayments received from government payers under the Medicare and Medicaid programs within 60 days of identification. Failure to identify and return such overpayments exposes the provider or supplier to liability under federal false claims laws. These billing complexities, and the related uncertainty in obtaining payment for our tests, could negatively affect our revenue and cash flow, our ability to sustain profitability, and the consistency and comparability of our results of operations.

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
•We may fail to successfully manufacture the test kits for the nCounter from our manufacturing facility in Marseille, France, for a variety of reasons, including that we have and may continue to experience quality, regulatory or manufacturing irregularities and challenges in connection with the manufacturing transition from NanoString to our Marseille, France facility, such as sole supplier challenges;
•We may experience disagreements, challenges, work stoppage, labor shortages, strikes or other labor unrest, and litigation associated with the French employee work council or French union;
•We may experience disruption in integrating key talent from the C2i Acquisition due to the ongoing conflict in the Middle East and related political, military and security conditions in and around Israel which may disrupt our Israel business activities, facilities, employees and access to electricity, gasoline, or water, as well as disrupt our ability to travel or conduct business in and out of the conflicted area; and
•We may have failed to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring our acquired businesses, which could result in unexpected litigation or regulatory exposure, unfavorable accounting or tax treatment, a diversion of management’s attention and resources, and other adverse effects on our business, financial condition, and operating results.

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

•potential disruptions to the development and launch of additional products or services as a result of having technology and research and development operations in Israel, including disruptions related to maintaining key research and development employees in Israel and the potential impact of the conflict in the Middle East on operations and business continuity as well as Company personnel who are performing, or on reserve to perform, military services as a result of such conflict;

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

Our business or financial results may be adversely impacted by uncertain economic conditions, including: regional conflicts globally, turmoil in the global banking and finance system, adverse changes in interest rates, foreign currency exchange rates, tax laws or tax rates; inflation; a recession; the impact of disease outbreak; contraction in the availability of credit in the marketplace due to legislation or other economic conditions, which may potentially impair our ability to access the capital markets on terms acceptable to us or at all; and the effects of government initiatives to manage economic conditions. Many of the countries in which we operate, including the United States and those in Europe, have experienced and continue to experience uncertain economic conditions, including persistent inflation and volatile interest rates, resulting from global as well as local factors. For example, the short and long-term implications of the military conflict between Russia and Ukraine are difficult to predict at this time, including as it relates to our site in Marseille, France. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by the United States and the European Union, and other countries and companies and organizations, could adversely affect the global economy and financial markets and thus could affect our business and results of operations, as well as the price of our common stock and our ability to raise additional capital when needed on acceptable terms. Additionally, financial pressures may cause government or other third-party payers to more aggressively seek cost containment measures in healthcare and other settings. Furthermore, the C2i Acquisition included acquiring assets, including employees, based in Israel, and the impact of the military conflict in the Middle East, or any escalation thereof, is difficult to predict at this time. The conflict has the potential to disrupt operations and business continuity, including physical damage or impaired access to Company facilities, offices, or technology and disruptions in access to electricity, gasoline, or water, as well as potential impact on our key employees located in Israel, such as the mobilization of employees who are members of the Israeli military reserves to active duty, disrupted communication with employees and restrictions on movement in areas subject to armed conflict.

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

We expect continued capital expenditures over the next few years as we expand our infrastructure, commercial operations and research and development activities. In addition, we may not be able to sustain our level of profitability and we may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third-party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. The trading prices for our common stock and other companies have been highly volatile, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression or other sustained adverse market event could materially and adversely affect our business and the value of our common stock. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to our company.

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

We have a history of net losses and may not sustain our level of profitability in the future. As of December 31, 2023, we had net operating loss, or NOL, carryforwards of approximately $320.7 million, $77.4 million and $113.6 million available to reduce future taxable income, if any, for federal, California and other state income tax purposes, respectively. The U.S. federal NOL carryforwards will begin to expire in 2035 while for state purposes, the NOL carryforwards begin to expire in 2024. In addition, as of December 31, 2023, we had foreign net operating loss carryforwards of approximately $71.0 million and $53.1 million available to reduce future taxable income, if any, for Canadian and French income tax purposes, respectively. The

Canada net operating loss carryforwards will begin to expire in 2034, while for French purposes, the net operating losses will carryforward indefinitely. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Acts, or Tax Act, which was enacted in December 2017, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(C) Insider Trading Arrangements

During the three months ended September 30, 2024, the following Section 16 officers and directors adopted, modified or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act).
•Robert Epstein, director, adopted a new trading plan on August 9, 2024 (with the first trade under the new plan scheduled for approximately November 11, 2024). The trading plan will be effective until January 11, 2025 to sell an aggregate of 15,000 shares of our common stock.
•Rebecca Chambers, Chief Financial Officer, adopted a new trading plan on August 13, 2024 (with the first trade under the new plan scheduled for November 12, 2024). The trading plan will be effective until November 21, 2025 to sell an aggregate of 29,802 shares of our common stock.
•Karin Eastham, director, adopted a new trading plan on August 20, 2024 (with the first trade under the new plan scheduled for November 19, 2024). The trading plan will be effective until November 14, 2025 to sell an aggregate of 38,955 shares of our common stock.
•Annie McGuire, General Counsel and Chief People Officer, adopted a new trading plan on September 4, 2024 (with the first trade under the new plan scheduled for December 4, 2024). The trading plan will be effective until December 15, 2025 to sell an aggregate of (i) 14,970 shares of our common stock, plus (ii) 100% of the net shares resulting from the vesting of 31,175 additional common stock during the plan period (net shares are net of tax withholding).
•Phillip Febbo, Chief Scientific Officer and Chief Medical Officer, adopted a new trading plan on September 4, 2024 (with the first trade under the new plan scheduled for December 4, 2024). The trading plan will be effective until November 21, 2025 to sell an aggregate of (i) 100% of the net shares resulting from the vesting of 38,230 common stock during the plan period, plus (ii) 10% of the net shares resulting from the vesting of 25,528 additional common stock during the plan period (net shares are net of tax withholding).
•Marc Stapley, Chief Executive Officer, adopted a new trading plan on September 13, 2024 (with the first trade under the new plan scheduled for December 13, 2024). The trading plan will be effective until December 11, 2025 to sell 100% of the net shares resulting from the vesting of 151,087 common stock during the plan period (net shares are net of tax withholding).

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

Date: November 7, 2024

VERACYTE, INC.

By:	/s/ Rebecca Chambers
Rebecca Chambers Chief Financial Officer