Form 10-K
period 2024-12-31
VERACYTE, INC.
filed 2025-02-28
CIK 1384101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $1.5 billion, based on the closing price of the common stock as reported on the Nasdaq Global Market for that date.

The number of shares of the registrant's Common Stock outstanding as of February 21, 2025 was 77,944,772.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2025 Annual Meeting of Stockholders, or the Proxy Statement, are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the registrant’s fiscal year ended December 31, 2024.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA

This Annual Report on Form 10-K, or this report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact, including statements concerning our business strategy and plans, future operating results and financial position, as well as our objectives and expectations for our future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by such terminology as “may,” “will,” “potentially,” "expect," "anticipate," "intend," "estimate," "plan," “project,” "believe," "continuing," "ongoing," “could,” “would,” or the negative of these terms or similar expressions, although not all forward-looking statements contain these words. These are statements that relate to future events and include, but are not limited to, the factors that may impact our financial results; our expectations regarding revenue; our expectations with respect to our future research and development, general and administrative and selling and marketing expenses and our anticipated uses of our funds; the impact of inflation, volatile interest rates and foreign exchange fluctuations, as well as regional conflicts globally, including the war in Ukraine, the ongoing conflict in the Middle East, any impacts of the new administration, and energy, trade and supply chain disruptions, and market volatility resulting from the above, on our business; changes in our executive officers; our beliefs with respect to the optimization of our processes for the analysis of ribonucleic acid, or RNA, samples; our ability to successfully integrate C2i Genomics, Inc., or C2i, and HalioDx into our business; our ability to develop and launch tests, and enter into supply agreements, with manufacturers of alternative systems; our belief in the importance of maintaining libraries of clinical evidence; our expectations regarding the Percepta Nasal Swab classifier for early lung cancer detection and the Prosigna breast cancer test; our expectations regarding the addition of minimal residual detection capabilities to our diagnostics platform; our expectations regarding our diagnostic company partnerships; our expectations regarding capital expenditures; our anticipated cash needs and our estimates regarding our capital requirements; the timing and success of our transition to offering more of our tests as in vitro diagnostic tests on multiple platforms worldwide, and our ability to continue to receive quality reagents and other raw materials from certain single source suppliers, for such products; our ability to obtain and maintain Medicare coverage for each of our tests; our need for additional financing; potential future sources of cash; our business strategy and our ability to execute our strategy; our ability to achieve and maintain reimbursement from third-party payers at acceptable levels and our expectations regarding the timing of reimbursement; the estimated number of patients who are candidates for our tests; the attributes and potential benefits of our tests and any future tests we may develop to patients, physicians and payers; the factors we believe drive demand for and reimbursement of our tests; our ability to sustain or increase demand for our tests; our intent to expand into other clinical areas; our ability to develop new tests, and the timeframes for development or commercialization; our ability to get our data and clinical studies accepted in peer-reviewed publications; our dependence on strategic relationships, and the success of those relationships; our beliefs regarding our laboratory capacity; the potential for future clinical studies to contradict or undermine previously published clinical study results; the applicability of clinical results to actual outcomes; our expectations regarding our international expansion; the occurrence, timing, outcome or success of clinical trials or studies; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive position; our compliance with federal, state and international regulations; the potential impact of regulation of our tests by the Food and Drug Administration, or FDA, or other regulatory bodies; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business; the impact of seasonal fluctuations and economic conditions on our business; our belief that we have taken reasonable steps to protect our intellectual property; our belief that our intellectual property will develop and maintain our competitive position; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; and anticipated trends and challenges in our business and the markets in which we operate. We caution you that the foregoing list does not contain all of the forward-looking statements made in this report.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, and financial needs. These forward-looking statements speak only as of the date of this report and are subject to a number of risks, uncertainties and assumptions described in Item 1A of Part I and elsewhere in this report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We disclaim any intention or obligation to publicly update or revise any forward-looking statements for any reason or to conform such statements to actual results or revised expectations, except as required by law.

When used in this report, all references to "Veracyte," the "company," "we," "our" and "us" refer to Veracyte, Inc., together with its consolidated subsidiaries, unless otherwise noted.

"Veracyte," "Afirma," "Percepta," "Envisia," "Prosigna," "Lymphmark," "Decipher," "GRID," "C2i", "C2i Genomics" and the Veracyte logo are registered trademarks of Veracyte, Inc. and its subsidiaries in the United States and selected countries. nCounter is the registered trademark of NanoString Technologies, Inc., or NanoString, now owned by Bruker Corporation as part of Bruker Corporation’s asset acquisition of NanoString, in the United States and selected countries and used by Veracyte under license. Immunoscore is the registered trademark of Institut National de la Santé et de la Recherche Médicale, or Inserm, in the United States and selected countries and used by Veracyte under license.

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

PART I

ITEM 1.    BUSINESS

General

At Veracyte, we believe that exceptional cancer care begins with exceptional diagnostics. We are a global diagnostics company that empowers clinicians with the high-value insights they need to guide and assure patients at pivotal moments in the race to diagnose and treat cancer. Our high-performing tests enable clinicians to make more confident diagnostic, prognostic and treatment decisions. Insights from these tests help patients avoid unnecessary procedures and interventions and accelerate time to appropriate treatment, thereby improving outcomes for patients in our global markets.
Through our leading portfolio of comprehensive molecular diagnostic tests, we are focused on progressing patient care from the current standard to a more individualized approach, leveraging each patient’s unique cancer biology to improve their outcomes. We serve global markets with two complementary models. In the United States, we offer laboratory developed tests, or LDTs, through our centralized Clinical Laboratory Improvement Amendments of 1988, or CLIA, certified laboratories in South San Francisco and San Diego, California, supported by our cytopathology expertise in Austin, Texas. Outside of the United States, we provide in vitro diagnostic, or IVD, tests to patients through distribution to laboratories and hospitals that can perform the tests locally. In the United States, we currently offer tests in prostate cancer (Decipher Prostate), thyroid cancer (Afirma), breast cancer (Prosigna) and bladder cancer (Decipher Bladder). Additionally, our Percepta Nasal Swab test is currently being run in our CLIA labs in support of clinical studies. Our international distribution of IVDs is currently limited to our Prosigna test, however, in the future, we intend to offer Decipher Prostate and Percepta Nasal Swab as IVDs.
The majority of our revenue presently comes from sales of our Decipher Prostate and Afirma tests. In the near-term, we are focused on continuing to expand Decipher Prostate's market size, penetration, and leadership position while also sustaining strong growth for Afirma. We are also focused on investing in innovation to drive durable growth over the medium and long term. In particular, we are prioritizing the following three growth drivers: first to serve more of the patient journey through our expansion into minimal residual disease, or MRD, testing; second, to launch IVD products for patients globally; and, third, solve new cancer challenges, such as with our novel Percepta Nasal Swab test for patients identified with a lung nodule.

Our Novel Approach — the Veracyte Diagnostics Platform

We have established a novel approach to drive the successful launch and adoption of our high-performing tests, which we refer to as the Veracyte Diagnostics Platform. This approach leverages broad genomic and clinical data, our deep bioinformatics and artificial intelligence, or AI, capabilities to detect pathology features and support genomic variant identification, and a powerful evidence-generation engine to drive durable reimbursement and guideline inclusion for our tests, along with new insights to support continued innovation and pipeline development.
The Veracyte Diagnostics Platform begins by identifying an unmet clinical need, determining the combination of appropriate biomarkers utilizing cutting-edge genomic and other technologies, and then tuning our assays with deep scientific and machine learning capabilities.
We then take a comprehensive approach to launching and driving adoption for our tests. We generate extensive genomic and clinical data through our whole-omic approach, fueling insights, evidence and, ultimately, further utility. While we currently take a whole-transcriptome approach to our diagnostic, prognostic and predictive tests, we believe our MRD technology will add a whole-genome approach for treatment effectiveness, monitoring, and disease recurrence detection.
In each case, this data is used to develop a comprehensive and robust assay to address a clinical need. We perform these tests in our clinical labs, also generating a growing repository of data. We then utilize our deep bioinformatic and AI capabilities to derive broad insights that not only support the test in question, but also enable research to demonstrate expanded test utility or support entry into new indications.
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
We manage our CLIA labs with a focus on operational excellence and continuous improvement. We measure performance at our CLIA labs using such criteria as lab-processing turnaround time, failure rates and deviation vs. control. We have an active monitoring program to ensure lab operations exceed regulatory requirements. At our CLIA labs, we use a systematic, analytical approach aimed at delivering optimal outcomes for patients and referring physicians, while driving cost and lab-efficiency improvement as we continue to scale our operations.
Serving the U.S. Market With Our Clinical Diagnostic Tests Offered Through Our CLIA Labs
In the United States, our tests are improving patient care in thyroid, prostate, and bladder cancer. All of our tests are serviced through our own CLIA certified laboratories in South San Francisco, California, San Diego, California and Austin, Texas.
Thyroid Cancer - Afirma Genomic Sequencing Classifier
Each year in the U.S, approximately 600,000 people undergo fine needle aspiration, or FNA, biopsy evaluation for potentially cancerous thyroid nodules. Many of these patients receive indeterminate results (i.e., not clearly benign or malignant) based on traditional cytopathology evaluation. Historically, most of these patients were referred to diagnostic surgery, even though 70% to 80% of the time, the nodules proved to be benign.
We developed the Afirma Genomic Sequencing Classifier, or GSC, to determine which patients with indeterminate results are actually benign so that these patients may avoid unnecessary, costly surgery that often leads to the need for lifelong daily thyroid hormone replacement therapy. The test was developed with whole-transcriptome RNA sequencing and machine learning to provide physicians with clinically actionable results from the same FNA biopsy used for initial cytopathology. Afirma GSC testing also provides important gene mutation information to help guide treatment decisions for patients with thyroid nodules that are suspicious for cancer.
Strong clinical validation data from a multicenter cohort of prospectively collected patient samples were initially published in JAMA Surgery in 2018. The findings showed that the Afirma GSC has a sensitivity of 91% and specificity of 68%, meaning that in a patient population with 24% cancer prevalence – which is expected in clinical practice – the test can identify more than two-thirds of benign thyroid nodules, with a negative predictive value, or NPV, of 96%. In 2022, a meta-analysis of 13 independent studies assessing the test's performance in a real-world clinical setting found a sensitivity of 97%, a specificity of 88%, and an NPV of 99%, reinforcing Afirma's performance.
Afirma GSC and its predecessor, the Afirma Gene Expression Classifier, have been featured in more than 160 peer-reviewed, published studies. These include the original clinical validation study, which was published in The New England Journal of Medicine. Afirma testing is currently included in leading practice guidelines and is covered for over 275 million Medicare and commercial health plan enrollees in the United States.
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
Prostate Cancer - Decipher Prostate Genomic Classifiers
An estimated 314,000 men are diagnosed with prostate cancer each year in the United States. Prior to the utilization of genomics, clinicians relied solely on clinical parameters, such as prostate-specific antigen, or PSA, level and pathology to determine the appropriate treatment for each patient. However, those factors alone do not always reflect the true biology of the tumor, which often leads to over- and under-treatment of patients with localized prostate cancer. The Decipher Prostate Genomic Classifier test results dramatically improve the physician's ability to personalize therapy for each patient and make more appropriate treatment decisions.
The Decipher Prostate cancer tests, developed through whole-transcriptome analysis and machine learning, are used across localized disease to predict a patient’s risk of progressing to metastatic disease within five years, which helps physicians determine an appropriate treatment plan. The Decipher Prostate test can either be performed on a prostate biopsy sample following a cancer diagnosis to inform whether the patient is a candidate for active surveillance, needs monotherapy or may benefit from multi-modal or intensified therapy, or on surgical tissue to guide decision-making regarding treatment timing following radical prostatectomy and to help determine whether patients undergoing salvage radiotherapy may benefit from the addition of hormone therapy or may safely avoid hormone therapy and its side effects. The test’s performance and utility has been evaluated in more than 85 peer-reviewed, published studies.
The 2025 NCCN Clinical Practice Guidelines in Oncology, or NCCN Guidelines, for Prostate Cancer includes a table (Table 1) in Principles of Risk Stratification summarizing the characteristics of different tools used for initial risk stratification of clinically localized prostate cancer. In this table, Decipher Prostate is the only gene expression test with the highest level of evidence (Level 1) for validation, and is therefore, we believe, the only gene expression test that is recommended by NCCN. The NCCN Guidelines also uniquely suggest use of the Decipher Radical Prostatectomy (RP) test to inform treatment recommendations, post-surgery, based on the patient’s Decipher score. Decipher Prostate is currently covered by Medicare and commercial payers representing more than 200 million enrollees.
Bladder Cancer - Decipher Bladder Genomic Classifier
Each year in the United States, approximately 85,000 people are expected to be diagnosed with bladder cancer. Patients diagnosed with non-metastatic muscle-invasive bladder cancer, or MIBC, often undergo neoadjuvant chemotherapy, or NAC, prior to standard-of-care radical cystectomy, even though the absolute survival benefit associated with the addition of NAC to radical cystectomy is just 5% to 10%. Until recently, physicians often struggled to determine which MIBC tumors would or would not respond to chemotherapy.
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
We began commercialization of the Decipher Bladder test in 2021, following final Medicare coverage. The Decipher Bladder test is the first genomic test to be covered by Medicare for patients with bladder cancer.
Interstitial Lung Disease - Envisia Genomic Classifier
The Envisia classifier was the first test of its kind for improving the diagnosis of interstitial lung diseases without the need for surgery. We obtained Medicare coverage for the Envisia classifier through the Molecular Diagnostic Services Program, or MolDX program, in 2019. As of December 31, 2024, we have paused offering the Envisia test.

Investing in Innovation to Drive Durable Growth
Expanding Into Minimal Residual Disease
In February 2024, we acquired C2i, an MRD company, or the C2i Acquisition, adding whole-genome MRD capabilities to our novel diagnostics platform and positioning us to serve physicians and their patients further along the care continuum, in combination with our diagnostic and prognostic tests. MRD is a large emerging market, currently estimated at a total addressable market, or TAM, of $20 billion annually. We believe we can leverage our specialist commercial channels while also building relationships with medical oncologists to partner early in a patient’s care, using our indication-specific focus and expertise to drive adoption from the first diagnostic test onward. MRD testing will expand the value we provide to clinicians to inform whether a patient’s intervention was successful or if management escalation is required.
Our whole-genome, AI-powered approach generates broad signatures from blood more quickly and efficiently than bespoke tumor informed panels. Our MRD solution requires less than a tube of blood (as little as 3-4 ml blood, or 1-2 ml plasma), can go from sample to result in just two weeks, and delivers improved performance compared to imaging and other molecular tests. We believe this ability will enable physicians to track a tumor’s progression as it evolves from early diagnosis through patient treatment and follow-up.
We expect our first application of our MRD technology will be a muscle-invasive bladder cancer, or MIBC, MRD test, where we plan to leverage our strong urology commercial channel and have a clear pathway to expected reimbursement. We also plan to utilize our MRD platform to offer additional MRD tests in several other indications. We have submitted a tech assessment to MolDx, who administers Medicare reimbursement in our lab jurisdiction, and subject to a positive response, expect to launch our first MRD test in the first half of 2026.
Driving Global Growth with Distributed IVD Tests
Once we have developed robust clinical evidence and physician adoption of our tests in the United States, we aim to drive further patient access by launching them, as appropriate, into global markets as IVD tests. This approach enables our tests to be performed locally in laboratories and hospitals worldwide, which we believe facilitates market access and physician adoption in strategic global markets such as the EU.
We currently offer our Prosigna breast cancer IVD test in the U.S., Canada, Europe, the Middle East, Asia Pacific and Latin America on the nCounter Analysis System, for which we acquired the exclusive worldwide license for clinical IVD test use in 2019. In 2023, we announced a multi-year agreement with Illumina, Inc. to also develop and offer some of our molecular tests Canada, Europe, the Middle East, Asia Pacific and Latin America as decentralized IVD tests on their NextSeq 550Dx NGS instrument thereby leveraging the large installed base. We expect to launch our Prosigna Breast Cancer Assay on the NextSeq 550Dx system in 2026. We are also currently developing our Decipher Prostate test as a quantitative polymerase chain reaction-based, or qPCR-based, test to be launched as a decentralized IVD test in 2026 outside of the U.S.
Breast Cancer - Prosigna Breast Cancer Assay
Breast cancer is the most common cancer and the leading cause of cancer-related death in women worldwide. In 2023, an estimated 2.3 million new cases of breast cancer were diagnosed worldwide. Hormone receptor positive (HR+) breast cancer is the most common type of breast cancer, comprising approximately 70% of cases. We estimate that the global early-stage breast cancer risk of recurrence market is significant, with approximately 700,000 patients potentially eligible for the Prosigna Breast Cancer Assay throughout the United States and Europe. Within that, there are approximately 225,000 patients in the United States and 270,000 patients across Europe diagnosed with HR+ disease annually and currently eligible for the Prosigna Breast Cancer Assay.
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
The Prosigna Breast Cancer Assay utilizes formalin-fixed and paraffin-embedded breast cancer tissue and is offered as an IVD test that runs on the nCounter Analysis System. The test has been CE-IVD marked, showing that it conforms with European Union regulations, and is available for use by healthcare professionals in the European Union and other countries that recognize the CE mark, as well as in Canada, Israel, Australia, New Zealand and Hong Kong. The Prosigna test is FDA 510(k) cleared in the United States for use on the nCounter Analysis System.
The Prosigna Breast Cancer Assay is sold to laboratories by our direct sales team and through distributors in certain countries. Further, it is clinically validated in studies published in Annals of Oncology and the Journal of Clinical Oncology. Medicare coverage for the Prosigna Breast Cancer Assay has been in effect since 2015. The test is recommended in guidelines from the National Comprehensive Cancer Network and the American Society of Clinical Oncology in the United States. Outside of the United States, the test is included in leading medical guidelines, including from the National Institute for Health and Care Excellence in the United Kingdom and the European Society for Medical Oncology.
Solving New Cancer Challenges With the Percepta Nasal Swab Test
Lung cancer has the highest mortality rate of all cancers worldwide, causing approximately 1.8 million deaths each year. Lung nodules are typically the first sign of lung cancer and should not be ignored, however most of them are benign. Physicians currently have limited objective tools to help accurately determine which patients with lung nodules found on computerized axial tomography, or CT, scans have cancer. Approximately 15 million patients are now recommended for annual lung cancer CT screening to detect potentially cancerous lung nodules early. Approximately 1 million Americans are screened annually for lung cancer, and about 1.6 million lung nodules are found incidentally each year. We developed the noninvasive Percepta Nasal Swab test to help physicians more accurately, quickly and confidently determine lung cancer risk so that patients whose lung nodules are benign may avoid unnecessary invasive procedures and patients whose nodules are likely cancerous may proceed to further diagnostic work-up and, if necessary, treatment.
The Percepta Nasal Swab test is built upon foundational "field of injury" science, through which genomic changes associated with lung cancer in current and former smokers are detected using a sample collected non-invasively from the nasal passage. Clinical validation data published in the journal CHEST showed that when the Percepta Nasal Swab test identified patients as low risk, its sensitivity was 97%, providing a negative predictive value, or NPV, of 98% in a population with the 25% cancer prevalence that would be expected in a broad cohort with suspicious lung nodules. We believe this NPV can assist physicians in avoiding unnecessary invasive procedures in these patients with a very small likelihood of missing a cancer. When the test identified patients as high risk, its specificity was 92%, for a positive predictive value, or PPV, of 70% at a malignancy rate of 25%. Given these data, we believe the Percepta Nasal Swab test would assist physicians in directing these patients to further procedures so they could obtain an accurate diagnosis and speed time to treatment, if necessary. Patients in the moderate risk group could be managed according to current clinical guidelines. We are running the Percepta Nasal Swab test in our CLIA lab in support of our NIGHTINGALE study, in an effort to produce clinical utility data to help drive Medicare and private payer coverage, as well as clinical adoption.
Biopharmaceutical and Other Revenue
From time to time, we partner with biopharmaceutical companies that rely on data from our CLIA tests to provide unique insights into the genetic underpinnings of disease. Additionally, we have provided immuno-oncology services in our Marseille, France facility for biopharmaceutical customers, as well as IVD test development and manufacturing services.
Reimbursement
United States
Revenue from sales of our tests comes from several sources, including commercial third-party payers, such as insurance companies and health maintenance organizations, government payers, such as Medicare and Medicaid, and patients.
Medicare generally covers molecular diagnostic tests through individual Medicare Administrative Contracts, or MACs. Medicare coverage for most of Veracyte’s tests is determined through the MolDX program, administered by the MAC Palmetto GBA. Through Local Coverage Determinations, or LCDs, and associated coverage articles, MolDX covers Afirma GSC, Decipher Prostate, Decipher Bladder, and Prosigna. For testing services that do not fall within the scope of the MolDX program, coverage may be adjudicated by the MAC with jurisdiction over the laboratory that performs the test, either via an LCD or on a claim-by-claim basis.
Medicare pays for clinical diagnostic laboratory tests, or CDLTs, on the Clinical Laboratory Fee Schedule, or CLFS, under section 1833(h) of the Social Security Act, or the SSA. Section 216(a) of the Protecting Access to Medicare Act of 2014, or PAMA, made extensive revisions to the Medicare CLFS coding, rate setting processes, and laboratory payment reporting for CDLTs, and created a new subcategory of CDLTs called Advanced Diagnostic Laboratory Tests, or ADLTs, with separate reporting and payment requirements. We submit claims to payers directly using unique American Medical Association Current Procedural Terminology, or CPT, codes when they exist for our products and services and use either miscellaneous or common CPT codes for non-proprietary testing services or when unique codes do not exist.
In 2016, the Centers for Medicare and Medicaid Services, or CMS, issued the final rule to implement the requirements of PAMA, which significantly revised the Medicare payment system for CDLTs. Under the final rule, for CDLTs furnished on or after January 1, 2018, the amount Medicare pays is equal to the weighted median of private payer rates for the CDLTs, reported annually for ADLTs and triennially for CDLTs. Since the initial implementation of PAMA, Congress has extended the payment review cycle on multiple occasions. The first PAMA data reporting period for CPT 81546 (Afirma GSC), CPT 81542 (Decipher Prostate), and CPT 0016U (Decipher Bladder) under the current triennial data reporting schedule is expected to occur between January and March 2029. This could result in updated reimbursement rates effective January 1, 2030.

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
•billing errors; and
•claims disputes.
For the years ended December 31, 2024, 2023 and 2022, respectively, revenue was represented by the indicated percent for each payer:
Medicare accounted for 33%, 35% and 36% of our testing revenue. Medicaid accounted for 1%, 1%, and 3% of our testing revenue. Private commercial payers, including Medicare advantage, accounted for 66%, 64%, and 61% of our testing revenue.
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
Our Afirma test faces competition from companies that use next generation sequencing technology or other methods to measure mutational markers such as BRAF and KRAS, along with numerous other mutations. These organizations include, for example, Interpace Diagnostics Group, Inc. and ThyroSeq (marketed by Sonic Healthcare Limited), as well as others who are developing new products or technologies that may compete with our tests.
Our Decipher Prostate test faces competition from Myriad Genetics, Inc., or Myriad Genetics, and MDxHealth, SA, or MDxHealth, which offer genomic testing for prognostic purposes within localized prostate cancer. Additionally, traditional methods used by pathologists and clinicians to estimate risk of disease progression pose competitive threats to our business. Companies seeking to combine traditional pathology methods and AI powered image analysis, such as ArteraAI, could potentially emerge as competitors. In bladder cancer, we are not currently aware of a direct competitor offering genomic testing for prognostic purposes that match the intended use population for our test. However, DNA mutational analysis, traditional clinical methods and nomograms are currently in use by physicians for similar purposes.
We believe our primary competition in MRD for MIBC is Natera, Inc. For future indications we choose to serve, competition may come from numerous other companies, including but not limited to, Natera, Inc., Guardant Health, Inc., Personalis, Inc., NeoGenomics, Inc., Exact Sciences Corporation, and Myriad Genetics, Inc.

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
We apply for and in-license patents covering our products and technologies and uses thereof, as we deem appropriate; however, we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. Our issued patents expire between 2027 and 2040.
We intend to file additional patent applications in the United States and abroad to strengthen our intellectual property rights; however, our patent applications may not result in issued patents in a timely fashion or at all, and we cannot assure investors that any patents that have issued or might issue will protect our technology. We have received and may in the future receive notices of claims of potential infringement from third parties.
We hold registered trademarks in the United States for “Veracyte,” “Afirma,” “Percepta,” “Envisia,” “Prosigna,” “Lymphmark,” “Decipher,” “GRID,” “C2i,” “C2i Genomics” and the Veracyte logo. We also hold registered trademarks in various jurisdictions outside of the United States.
We require all employees and consultants working for us to execute confidentiality agreements, which provide that all information received by them during the course of the employment or consulting relationship be kept confidential, except in specified circumstances. Our agreements with our employees provide that all inventions, discoveries and other types of intellectual property, whether or not patentable or copyrightable, conceived by the individual while he or she is employed by us, are assigned to us. We cannot provide any assurance, however, that employees and consultants will abide by the confidentiality or assignment terms of these agreements. Despite measures taken to protect our intellectual property, unauthorized parties might copy aspects of our technology or obtain and use information that we regard as proprietary.
Environmental Matters
Our operations require the use of hazardous materials (including biological materials) which subject us to a variety of federal, state and local environmental and safety laws and regulations. Some of these regulations provide for strict liability, holding a party potentially liable without regard to fault or negligence. We could be held liable for damages and fines as a result of our, or others’, business operations should contamination of the environment or individual exposure to hazardous substances occur. We cannot predict how changes in laws or new regulations will affect our business operations, or the cost of compliance. Historically, the cost of compliance for these safety laws and regulations related to the protection of the environment has not materially impacted our operations. There were no material capital expenditures related to environmental compliance in the year ended December 31, 2024. Similarly, we do not anticipate any significant expenditures for the year ending December 31, 2025.
Raw Materials and Suppliers
We procure reagents, equipment, and other materials that we use to perform our tests from sole suppliers. We also purchase components used in our collection kits from sole-source suppliers. Some of these items are unique to these suppliers and vendors. In addition, we utilize external providers to assemble and distribute our sample collection kits. While we have developed alternate sourcing strategies for these materials and vendors where possible, we cannot be certain whether these strategies will be effective, or the alternative sources will be available when we need them. If these suppliers can no longer provide us with the materials we need to perform the tests or for our collection kits, if the materials do not meet our quality specifications or are otherwise unusable, if we cannot obtain acceptable substitute materials, if materials become unavailable, or if we elect to change suppliers, an interruption in test processing could occur, we may not be able to deliver patient reports and we may incur high switching costs. Any such interruption may significantly affect our future revenue, cause us to incur higher costs, and harm our customer relationships and reputation. In addition, in order to mitigate these risks, we maintain inventories of these supplies at higher levels than would be the case if multiple sources of supply were available. If our test volume decreases or we switch suppliers, we may hold excess inventory with expiration dates that occur before use which would adversely affect our losses and cash flow position. As we introduce any new test or make changes to existing tests, we may experience supply issues as we ramp test volume.
Legal Proceedings
From time to time, we may be party to lawsuits in the ordinary course of business. We are currently not a party to any material legal proceedings.

Regulation

Clinical Laboratory Improvement Amendments of 1988, or CLIA

As a clinical reference laboratory, we are required to hold certain federal, state and local licenses, certifications and permits to conduct our business. In the U.S., we are subject to CLIA, a federal law that regulates clinical laboratories that test specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. Under CLIA, we are required to hold a certificate applicable to the type of laboratory examinations and tests we perform and to comply with standards covering personnel qualifications, facilities administration, quality systems, inspections, and proficiency testing. We must maintain CLIA compliance and certification to sell our tests and be eligible to bill state and federal healthcare programs, as well as many private third-party payers.

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

State Laboratory Licensing

California Laboratory Licensing

In addition to federal certification requirements of laboratories under CLIA, licensure is required and maintained for our South San Francisco and San Diego, California and Austin, Texas clinical reference laboratories under California law. Such laws establish standards for the day-to-day operation of a clinical reference laboratory, including the training and skills required of personnel and quality control. In addition, California laws mandate proficiency testing.

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

New York Laboratory Licensing

Our South San Francisco, San Diego and Austin clinical reference laboratories are required to be licensed by New York, under New York laws and regulations before we receive specimens from New York. The New York laws and regulations establish standards for:

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

Devices that may be legally marketed are subject to numerous regulatory requirements. These include: good manufacturing practice requirements for medical devices as set out in the Quality System Regulation, or QSR, labeling regulations, restrictions on promotion and advertising, the Medical Device Reporting regulation, or MDR (which requires manufacturers to report certain adverse events and product malfunctions to the FDA), and the Reports of Corrections and Removals regulation (which requires manufacturers to report certain field actions to the FDA). Certain corrections and market removals may also be subject to FDA’s recall regulation and procedures.

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

Federal Oversight of Laboratory Developed Tests and Research Use Only Products

Clinical laboratory tests like our proprietary genomic tests are regulated under CLIA, as well as by applicable state laws. Clinical laboratory tests that are developed and run within a single CLIA-certified laboratory are referred to as laboratory developed tests, or LDTs, by the FDA. Currently, the FDA believes these tests meet the definition of a device under the FDC Act and that it has the authority to regulate them. Historically, the FDA generally exercised enforcement discretion, meaning that it did not require premarket review, quality system/current Good Manufacturing Practices regulations, and other applicable medical device requirements for LDT developers and users.

However, on May 6, 2024, the FDA issued a final rule under 21 CFR Part 809 to make explicit that IVD products are devices under the Federal Food, Drug, and Cosmetic Act, removing much of the FDA's historical enforcement discretion for most LDTs. As part of this LDT final rule, the FDA announced a phaseout of its general enforcement discretion approach for LDTs in five stages over a four-year period, which includes targeted enforcement discretion policies for certain categories of IVDs manufactured by a laboratory. Each stage of the proposed phaseout period will subject LDTs to a set of regulatory requirements. For example, the first stage of the phaseout will require LDT developers to comply with medical device reporting requirements, complaint handling and correction and removal reporting requirements starting one year after the LDT final rule publication date. LDTs that are considered higher risk IVDs will be subject to premarket review requirements starting three and a half years after the LDT final rule publication date, and LDTs that are considered moderate or low risk IVDs will be subject to premarket submission requirements beginning four years after the LDT final rule publication date.

As part of the phaseout policy, the FDA intends to continue to exercise enforcement discretion in certain areas. For example, the FDA intends generally not to enforce Quality System Requirements (except for requirements under Part 820, subpart M (Records)) and Premarket Review for currently marketed IVDs offered as LDTs that were first marketed prior to May 6, 2024 and have not been significantly modified thereafter. Additionally, the FDA intends to exercise enforcement discretion and generally not enforce Premarket Review requirements for LDTs approved by the New York State Clinical Lab Evaluation Program, or NYS CLEP.

We believe that the Afirma and Envisia classifiers, as well as our Decipher Prostate and Bladder tests, have been developed and are performed in a manner consistent with the FDA’s enforcement discretion policy.

Some of the materials we use for our tests and that we may use for future tests are IVD products intended and labeled for research use only, or RUO, or investigational use only, or IUO. An RUO product cannot be used for any human clinical purpose and must be labeled "For Research Use Only. Not for use in diagnostic procedures." RUOs are a separate regulatory category and include IVD products that are in the laboratory research phase of development. They are therefore not subject to most FDA regulatory requirements, so long as they are properly labeled and used in accordance with such labeling. RUOs cannot be marketed with any claims, or in a manner indicating, that the device is safe, effective, or has diagnostic utility, or is intended for human clinical diagnostic or prognostic use. The FDA has advised that if evidence demonstrates that a product is inappropriately labeled for research or investigational use only, the device would be considered misbranded and adulterated within the meaning of the FDC Act. In the guidance, the FDA stated that the manufacturer’s objective intent for an RUO or IUO product’s intended use will be determined by examining the totality of circumstances, including advertising, instructions for clinical interpretation, presentations that describe clinical use, and specialized technical support, surrounding the distribution of the product in question.

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

We cannot provide any assurance that FDA premarket review or other requirements will not be imposed in the future for our diagnostic services, whether through additional guidance or regulations issued by the FDA, new enforcement policies adopted by the FDA or new legislation enacted by Congress. Legislative proposals addressing oversight of LDTs were introduced in recent years, including most recently the Verifying Accurate Leading-edge IVCT Development (VALID) Act of 2023 in March 2023, and we expect that new legislative proposals will be introduced from time to time. It is possible that legislation could be enacted into law or regulations, or guidance could be issued by the FDA which may result in new or increased regulatory requirements for us to continue to offer our tests or to develop and introduce new tests.

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

In Vitro Diagnostic Medical Device Regulations (2017/746)

The EU regulatory landscape concerning medical devices and IVDs has and continues to change significantly. The IVDD was replaced with the full implementation of the In Vitro Diagnostic Medical Device Regulations (2017/746), or IVDR, in the EU on 26 May 2022. In July 2024, certain transition timelines were extended, where IVDs can continue to be placed on the market under the IVDD for a certain period of time based on the risk class of the IVD, provided manufacturers meet the expectations set forth when the transition timelines were extended.

The main aims of the IVDR are to standardize diagnostic procedures throughout the EU, increase reliability of diagnostic analysis and enhance patient safety. As such, IVDs are subject to additional regulatory scrutiny now that the IVDR has come into force fully.

The IVDR introduced a rule-based classification system, whereby IVDs must be classified into one of four classes: A, B, C or D. Class A is the lowest risk, and Class D is the highest. These take into account the intended purpose of the IVD and its inherent risks. According to the IVDR classification rules, all cancer diagnostics are classified as Class C devices, so any Veracyte cancer diagnostic to be placed on the market in the EU would be classified as Class C. Prosigna is currently marketed as a so-called “legacy” device placed on the market under the IVDD in the EU. The device is currently undergoing transition (via Notified Body review and quality system audit) as an IVDR Class C device.

The IVDR also introduces new requirements for conformity assessments. In particular, substantially more IVDs will require the involvement of a notified body to be able to affix a CE mark to the IVD. In addition, under the IVDR there is a greater emphasis on post-market surveillance and submission of post-market performance follow-up reports. In addition, the EU introduced a new compulsory role, the Person Responsible for Regulatory Compliance (PRRC). This individual has regulatory oversight of all IVD medical devices placed on the market by Veracyte as manufacturer in the EU and reports directly to senior management. Together with the CEO, the PRRC is legally responsible for ensuring regulatory compliance, including safety, under the IVDR.

United Kingdom, or UK, Regulation of Laboratory Testing

Following the UK’s departure from the EU, the IVDR was not implemented in Great Britain (England, Scotland and Wales). The Medicines and Healthcare products Regulatory Agency, or MHRA, has become the sovereign regulatory authority responsible for the Great Britain medical device market according to the requirements provided in the Medical Devices Regulations 2002 (SI 2002 No 618, as amended). The UK regulation implemented the three pre-existing EU directives, including the IVDD. Regulations require medical devices to be registered with the MHRA before being placed on the Great Britain market. The MHRA only registers devices where the manufacturer or their United Kingdom, or UK, Responsible Person has a registered place of business in the UK. Manufacturers based outside the UK need to appoint a UK Responsible Person that has a registered place of business in the UK to register devices with the MHRA. Additionally, in Great Britain, all medical devices will require a UK Conformity Assessed, or UKCA, mark but CE marks (IVDD self-certified or IVDR issued by EU notified regulatory bodies, subject to validity of the certificate in the EU) will remain valid until June 30, 2030. Manufacturers may choose to use the UKCA mark on a voluntary basis until June 30, 2030.

For the time being, the regulatory regime for medical devices and IVD MDs in Great Britain (England, Scotland and Wales) continues to be based on the requirements derived from current EU legislation. The MHRA seeks to amend the UK Medical Devices Regulations 2002, in particular to create a new access pathway to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform IVD MD regulation, and foster sustainability through the reuse and remanufacture of medical devices. For IVD medical devices, the regime is expected to come into force in July 2030, coinciding with the end of the acceptance period for EU CE marks in Great Britain, subject to appropriate transitional arrangements. On June 26, 2022, the MHRA published its response to a 10-week consultation on the post-Brexit regulatory framework for medical devices and diagnostics. Regulations implementing the new regime were originally scheduled to come into force in July 2023, but have recently been postponed to July 2025. Until the final legislation and accompanying guidance has been published there will remain uncertainty as to the future IVD regulatory requirements in Great Britain.

In addition, a new route to market and accompanying mark, the UKCA, has been introduced to enable manufacturers to place medical devices and IVDs on the market in Great Britain. The requirements for this route to market are based on the requirements derived from EU law as currently implemented in the UK. CE marks and certificates issued by EU-designated notified regulatory bodies for medical devices and IVDs will continue to be valid for the Great Britain market until 2028 and 2030, respectively. For medical devices, including IVDs, placed on the market in Great Britain after this period, the UKCA marking will be mandatory. In contrast, UKCA marking and certificates issued by UK notified regulatory bodies are not recognized on the EU market.

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

Privacy and Fraud and Abuse Compliance

Health Insurance Portability and Accountability Act and State Data Privacy Laws

Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended through the Health Information Technology for Economic and Clinical Health Act, or HITECH, the United States Department of Health and Human Services, or HHS, has issued regulations to protect the privacy and security of protected health information used or disclosed by covered entities, which include health care providers, such as us. HIPAA also regulates standardization of data content, codes and formats used in health care transactions and standardization of identifiers for health plans and providers. Among the implementing regulations, covered entities are vicariously liable for violations of HIPAA resulting from acts or omissions of their business associates where the business associate is an agent of the covered entity and was acting within the scope of its agency, regardless of whether the covered entity and business associate entered into a business associate agreement in compliance with HIPAA. Penalties for violations of HIPAA regulations include civil and criminal penalties.

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

In addition to federal privacy regulations, there are a number of state laws governing confidentiality of health information that are applicable to our business. In particular, we are subject to the California Confidentiality of Medical Information Act, which is similar to but in some ways more restrictive than the HIPAA regulations, and the California Consumer Privacy Act, or CCPA, which was enacted in California in 2018 and substantially amended and expanded thereafter, most significantly by a ballot initiative adopted in November 2020 that enacted the California Privacy Rights Act, or CPRA. The CPRA amends and substantially expands the CCPA. The CCPA, among other things, requires covered companies to provide disclosures to California consumers concerning the collection and sale of personal information, and gives such consumers the right to opt-out of certain sales of personal information. The amendments to the CCPA that were adopted by ballot initiative include provisions creating a new category of “sensitive personal information” that is subject to more stringent protections than other personal information, and new requirements regarding sharing personal information for advertising purposes. In addition, the amendments established a new California Privacy Protection Agency, which has authority both to implement and enforce the CCPA. The new agency adopted implementing regulations that went into effect in March 2023. At the same time, other states, including Colorado, Connecticut, Delaware, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah, and Virginia, have enacted laws similar to the CCPA/CPRA, and other states are expected to follow suit. Monitoring the development, enactment and implementation of these laws and regulations issued pursuant to them adds to our compliance costs and we face penalties if we fail to adopt comprehensive compliance measures, including documenting the steps we have taken to comply.

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

The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection. Previously, one such data transfer mechanism was the EU-US Privacy Shield, but the Privacy Shield was invalidated for international transfers of personal data in July 2020 by the Court of Justice of the European Union, or CJEU. Following the CJEU’s decision and an executive order issued by President Biden on October 7, 2022, The European Commission announced in July 2023 that it had adopted a new adequacy decision with respect to the United States under a new regulatory structure known as the EU-US Data Privacy Framework. Separately, the CJEU upheld the validity of standard contractual clauses, or SCCs, as a legal mechanism to transfer personal data, but companies relying on SCCs are subject to additional guidance from regulators in the EEA and need to evaluate and implement supplementary measures that provide privacy protections additional to those provided under SCCs.

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

In addition, further to the UK’s exit from the EU on January 31, 2020, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020, but subject to certain UK-specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. With respect to transfers of personal data from the EEA to the UK, on June 28, 2021, the European Commission issued an adequacy decision in respect of the UK’s data protection framework, enabling data transfers from EU member states to the UK to continue without requiring organizations to put in place contractual or other measures in order to lawfully transfer personal data between the territories. While it is intended to last for at least four years, the European Commission may unilaterally revoke the adequacy decision at any point, and, if this occurs, it could lead to additional costs and increase our overall risk exposure.

Other Privacy Laws

Laws governing privacy may continue to be adopted in the future from time to time. We have taken steps to comply with health information privacy requirements to which we are aware that we are subject. For example, the Personal Information Protection Law, or PIPL, was implemented in China, and broadly regulates the processing of personal information and imposes compliance obligations and penalties comparable to those of the GDPR. However, we can provide no assurance that we are or will remain in compliance with diverse privacy requirements in all of the jurisdictions in which we do business. Failure to comply with privacy requirements could result in civil or criminal penalties, which could have a materially adverse effect on our business.

Corporate Practice of Medicine

Numerous states, including California and Texas, have enacted laws prohibiting corporations such as us from practicing medicine and employing or engaging physicians to practice medicine. These laws are designed to prevent interference in the medical decision-making process by anyone who is not a licensed physician. This prohibition is generally referred to as the prohibition against the corporate practice of medicine. Violation of this prohibition may result in civil or criminal fines, as well as sanctions imposed against us or the professional through licensing proceedings. The pathologists who review and classify thyroid FNA cytopathology results for Afirma are employed by Thyroid Cytopathology Partners, or TCP, a Texas professional association, pursuant to services agreement between us and TCP. Pursuant to the agreement, we pay TCP a monthly fee on a per FNA basis, and TCP manages and supervises the pathologists who perform the cytopathology services as a component of the Afirma solution.

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

In addition, the Eliminating Kickbacks in Recovery Act of 2018, or EKRA, was enacted as part of the SUPPORT for Patients and Communities Act (P.L 115-271). This law prohibits the solicitation, receipt, payment or offering of any remuneration in return for referring a patient or patronage to a recovery home, clinical treatment facility, or laboratory for services covered by both government and private payers. EKRA also applies to the payment or offering of remuneration in exchange for an individual using the services of a recovery home, clinical treatment facility, or laboratory. To date, neither the Department of Justice nor HHS has issued guidance further interpreting or implementing EKRA.

Finally, under the Protecting Access to Medicare Act of 2014, or PAMA, laboratories are required to report to CMS the private payer payment rates and test volumes paid by private payers based on final payments made during a specific “data collection period.” This data reporting requirement is triennial for most clinical diagnostic laboratory tests (annual for ADLTs), with the first PAMA data reporting period for CPT 81546 (Afirma GSC), CPT 81542 (Decipher Prostate), and CPT 0016U (Decipher Bladder) under the current triennial data reporting schedule expected to occur between January and March 2029. This could result in updated reimbursement rates effective January 1, 2030. When reporting data under PAMA, the President, CEO, or CFO of a reporting entity, or an individual who has been delegated authority to sign for, and who reports directly to, such an officer, must sign the certification statement and be responsible for assuring that the data provided are accurate, complete, and truthful, and meets all the required reporting parameters. Failure to report or misrepresentation or omission in reporting can result in civil penalties of up to $10,000 per day for each violation and other penalties. We believe we are in compliance with the PAMA reporting requirements, but there can be no assurance that our reporting practices will not be scrutinized under the PAMA regulations.

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

Human Capital

Our People. At December 31, 2024, we had 824 employees. While our French employees are represented by both a union and Social and Economic Committee, or CSE, none of our United States or Israeli employees are the subject of collective bargaining arrangements, and our management considers its relationships with employees to be good.

Diversity, Inclusion, and Belonging. We believe in an inclusive workforce, where people with diverse backgrounds are represented, engaged and empowered to inspire innovative ideas and decisions. Women comprise 56% of our employees and 37% at the Vice President level and above in the United States, as of December 31, 2024. In addition, two of nine members of our board of directors are female as of December 31, 2024. Additionally, in the United States, as of December 31, 2024, 40% of our employees are non-White. Our United States workforce diversity data reflects data from those employee respondents who elected to self-identify. We strive to further advance diversity among our employees and believe that the resulting range of employee ideas, experiences and perspectives strengthens our company.

We pride ourselves on our strong culture, which encourages innovation, collaboration, and mutual respect. We were named a Bay Area “Top Workplace” by the Bay Area News Group in 2024, marking the eleventh consecutive year we received this distinction. This award is based solely on employee feedback gathered through an anonymous, third-party survey. Our core values across the company are: Patients; Innovation; Results; Collaboration; and Compassion. Individual members of our leadership team have volunteered to sponsor each aspirational value to ensure the values are embedded into our culture.

Corporate and Other information

We were incorporated in Delaware as Calderome, Inc. in August 2006. Calderome, Inc. operated as an incubator until early 2008. We changed our name to Veracyte, Inc. in March 2008. Our principal executive offices are located at 6000 Shoreline Court, Suite 300, South San Francisco, California 94080, and our telephone number is (650) 243-6300. We completed our initial public offering in October 2013, and our common stock is listed on The Nasdaq Global Market under the symbol “VCYT.”

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

Risks Related to Our Business

•Our financial results currently depend mainly on sales of our Decipher Prostate and Afirma tests, and we may not generate sufficient revenue from these and our other diagnostic tests to grow our business.
•If we are unable to grow sales of our tests or products, or we are unable to launch or commercialize our new tests or products, our business may suffer.
•We have incurred losses in the past, we could incur net losses in the future, and we may not sustain our level of profitability in the future.
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
•We have and may continue to engage in acquisitions, dispositions or other strategic transactions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources. If our general strategy of seeking incremental growth through acquisitions and collaborations is not successful, or if we do not successfully integrate companies or assets that we acquire into our business, our prospects and financial condition will suffer.
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
•If the FDA or other foreign authorities regulate those of our tests that they do not currently regulate, we could incur substantial costs and delays associated with trying to obtain premarket clearance, approval or certification.
•Obtaining marketing authorization or certification by the FDA and foreign regulatory authorities or notifying regulatory bodies for our diagnostic tests will take significant time and require significant research, development and clinical study expenditures and ultimately may not succeed.
•If we are unable to compete successfully, we may be unable to increase or sustain our revenue and profitability.
•We depend on our senior management team, and the loss of one or more of our executive officers, or the inability to attract and retain highly-skilled employees or other key personnel in our highly competitive industry, could adversely affect our business.
•Billing for our diagnostic tests is complex, and we must dedicate substantial time and resources to the billing process in order to collect cash and be paid.

•If our internal sales force is less successful than anticipated, our business expansion plans could suffer and our ability to generate revenue could be diminished.
•Developing, commercializing and gaining reimbursement for new products involves a lengthy and complex process, and if we do not achieve our projected development, commercialization and reimbursement goals in the timeframes we announce and expect, our business may suffer, and our stock price may decline.
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
•Risks associated with data privacy issues, including evolving laws, regulations and associated compliance efforts, may adversely impact our business and financial results.
•If we are unable to protect or successfully defend our intellectual property effectively, our business may be harmed.
•We may be involved in litigation related to intellectual property, which may be time-intensive and costly and may adversely affect our business, operating results or financial condition.

Risks Related to Being a Public Company

•If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our reported financial information and the market price of our common stock may be negatively affected.

Risks Related to Our Common Stock

•Our stock price may be volatile, and you may not be able to sell shares of our common stock at or above the price you paid.

Risks Related to Our Business

Our financial results currently depend mainly on sales of our Decipher Prostate and Afirma tests, and we may not generate sufficient revenue from these and our other diagnostic tests to grow our business.

Most of our revenue to date has been derived from sales of our Decipher Prostate and Afirma tests, which are used in the diagnosis of urological and thyroid cancers. Over the next few years, we expect to continue to derive a substantial portion of our revenue from sales of our Decipher Prostate and Afirma tests. Regarding our more recently adopted tests, once they are clinically validated and commercially available for patient testing, we must continue to develop and publish evidence that our tests are informing clinical decisions in order for them to receive positive coverage decisions by payers. Without coverage policies, our tests may not be reimbursed and we will not be able to recognize revenue. While Afirma is covered by most major payers in the U.S., a number of payers do not cover Decipher Prostate. We cannot guarantee that our tests we commercialize will maintain positive coverage decisions. If we are unable to maintain or increase sales and maintain or expand reimbursement for our Decipher Prostate and Afirma tests, our revenue and our ability to sustain profitability would be impaired, and the market price of our common stock could decline.

If we are unable to grow sales of our tests or products, or we are unable to launch or commercialize our new tests or products, our business may suffer.

A number of our tests, such as Prosigna and Decipher Bladder, have not contributed significant revenue to date. Although we expect them to grow and become an increasingly important component of our portfolio, as well as our results of operations, we may be unable to increase sales or expand reimbursement, and therefore we may not meet our revenue projections. Additionally, we anticipate further expanding the reach of some of our tests in international markets; if our products are not widely adopted internationally, our business and results of operations may be adversely affected.

We are in various stages of research and development for other diagnostic tests that we may offer, but there can be no assurance that we will be able to identify other diseases that can be effectively addressed or, if we are able to identify such diseases, whether or when we will be able to successfully commercialize solutions for these diseases and obtain the evidence and coverage decisions from payers. For example, we plan to introduce new tests going forward, including in MRD as a result of the C2i Acquisition, as well as our Percepta Nasal Swab. There can be no assurance that we will be successful in our launch or commercialization of new tests, nor that physicians will request our new tests be performed in sufficient volumes to realize revenue.

We have incurred losses in the past, we could incur net losses in the future and we may not sustain our level of profitability in the future.

For the year ended December 31, 2024, we had a net income of $24.1 million and as of December 31, 2024, we had an accumulated deficit of $444.0 million. Although we recorded net income in 2024, we have recorded net loss in recent years, and we may be unable to sustain profitability in the future. Ongoing widespread inflationary pressures in the United States and across global economies have resulted in higher costs for our raw materials, non-material costs, labor and other business costs, and significant increases in the future could adversely affect our results of operations. We may not sustain or grow past our current levels of profitability, and our failure to do so in the future could cause the market price of our common stock to decline.

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

We receive a significant portion of our revenue from a limited number of third-party payers, some of which have not contracted with us to be a participating provider. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Overview. The percentage of our revenue derived from our significant payers, such as Medicare and UnitedHealthcare Group, is expected to fluctuate from period to period as our revenue fluctuates, as additional payers provide reimbursement for our tests or if one or more payers were to stop reimbursing for our tests or change their reimbursed amounts.

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

For example, coverage and payment determinations for our Afirma GSC classifier are covered by Noridian Healthcare Solutions, the current MAC for our jurisdiction, through the MolDX program, administered by Palmetto GBA, under a Local Coverage Determination, or LCD. On July 28, 2024, a new LCD took effect through the MolDX program, “Molecular Testing for Risk Stratification of Thyroid Nodules,” which provides expanded Medicare coverage for Afirma GSC.

Additionally, Decipher Prostate is currently reimbursed by Medicare pursuant to LCDs issued by Palmetto GBA's MolDX program and adopted by Noridian Healthcare Solutions, each acting as a MAC, as well as by a number of commercial payers. However, there are many commercial payers who currently do not provide reimbursement for our prostate genomic tests, or provide only limited reimbursement, and we have contracts for reimbursement with only a limited number of commercial payers for our prostate tests. In September 2024, a new LCD for “Gene Expression Profile Tests for Decision-Making in Castration Resistant and Metastatic Prostate Cancers” was finalized through the MolDX program. In December 2024, we received confirmation that our Technical Assessment, or TA, was approved with a retroactive effective date of October 18, 2024, and the metastatic indication for Decipher is now covered by Medicare. Modifications to the LCDs and associated coverage articles for Afirma, Decipher Prostate and our other tests could have an adverse effect on our business, financial condition and results of operations.

We submit claims to payers directly using CPT codes, which plays a significant role in how our tests are reimbursed both from commercial and governmental payers. Any changes to the codes or associated reimbursement rates can materially affect our revenue. For example, with the transition from Afirma GEC to Afirma GSC, a new CPT Category I code (81546) was established for the Afirma classifier, effective January 1, 2021. This code underwent the national payment determination process for Medicare in 2020, through which the Centers for Medicare & Medicaid Services, or CMS, set its reimbursement rate at $3,600 on the Clinical Laboratory Fee Schedule (CLFS), the same rate as the prior CPT code for Afirma GEC, unchanged since 2018. Similarly, Decipher Prostate was assigned a Category I CPT code (81542) in 2020. CMS included this code in the gapfill pricing process and set the final CLFS reimbursement rate for CPT code 81542 at $3,873, effective January 1, 2021. Additionally, Decipher Bladder was assigned CPT code 0016U, which CMS priced through the gapfill process, setting a final CLFS reimbursement rate of $3469.83 effective January 1, 2021. The first Protecting Access to Medicare Act of 2014, or PAMA, data reporting period for CPT 81546 (Afirma GSC), CPT 81542 (Decipher Prostate), and CPT 0016U (Decipher Bladder) under the current triennial data reporting process is expected to occur between January and March 2029. This could result in updated reimbursement rates effective January 1, 2030. There is no guarantee that Medicare payment rates for Afirma GSC, Decipher Prostate, or Decipher Bladder will remain stable in future PAMA reporting cycles, as rates are based on the weighted median of private commercial payer payments.

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

Our revenue and commercial success depend on achieving coverage and reimbursement for our tests from payers, including both commercial and government payers. If payers do not provide coverage of, or do not provide adequate reimbursement for our tests, we may need to seek payment from the patient, which may adversely affect demand for our tests. Physicians might not order our tests unless payers reimburse a substantial portion of the test price. There is significant uncertainty concerning third-party reimbursement of any test incorporating new technology, including our tests. Reimbursement by a payer may depend on a number of factors, including a payer’s determination that these tests are:

•not experimental or investigational;
•pre-authorized and appropriate for the specific patient;
•medically necessary;
•cost-effective;
•supported by peer-reviewed publications; and
•included in clinical practice guidelines.

For example, if we are unable to provide payers with sufficient evidence of the clinical utility and validity of our test, they may not provide coverage, may provide limited coverage or may terminate coverage, which will adversely affect our revenues and our financial condition. Since each payer makes its own decision as to whether to establish a coverage policy or enter into a contract to reimburse our tests, seeking these approvals is a time-consuming and costly process. Other countries, as well as some private payers, also control the price of health care products, directly or indirectly, through reimbursement, payment, pricing or coverage limitations, tying reimbursement to outcomes or (in the case of governmental entities) through compulsory licensing or limiting of intellectual property protections.

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

We expect to continue to focus substantial resources on increasing adoption, coverage and reimbursement for the Decipher Prostate, Afirma, Prosigna and Decipher Bladder, as well as any other future tests we may develop. We believe it will take several years to achieve coverage and contracted reimbursement with most third-party payers across our entire portfolio of tests. We cannot predict whether, under what circumstances, or at what payment levels payers will reimburse for our tests. Also, payer consolidation is underway and creates uncertainty as to whether coverage and contracts with existing payers will remain in effect. Finally, if there is a decrease in the Medicare payment rates for our tests, the payment rates for some of our commercial payers may also decrease if they tie their allowable rates to the Medicare rates. Reductions in private payer amounts could also decrease the Medicare payment rates for our tests under PAMA. Our failure to establish broad adoption of and reimbursement for our tests, or our inability to maintain existing reimbursement from payers, will negatively impact our ability to generate revenue and sustain profitability, as well as our future prospects and our business.

We may experience limits on our revenue if physicians decide not to order our tests.

If we are unable to create or maintain demand for our tests in sufficient volume, we may not sustain profitability. To generate demand, we will need to continue to educate physicians about the clinical utility and cost-effectiveness of our tests through published papers, presentations at scientific conferences, marketing campaigns and one-on-one education by our sales force, which requires us to incur costs that may not result in increased demand. In addition, our ability to obtain and maintain adequate reimbursement from third-party payers will be critical to generating revenue.

In making coverage determinations, third-party payers often rely on practice guidelines issued by professional societies. Lack of guideline inclusion or recommendation could limit the adoption of our tests and our ability to generate revenue and sustain profitability, as physicians may be reluctant to order tests that are not recommended in these guidelines. Guidelines that include our tests currently may subsequently be revised to recommend another testing protocol, and these changes may result in physicians deciding not to use our tests. While the Afirma genomic classifier is included in most physician practice guidelines in the United States for the assessment of patients with thyroid nodules, historical practice recommended a full or partial thyroidectomy in cases where cytopathology results were indeterminate to confirm a diagnosis. The strength of the clinical data supporting the use of the Decipher Prostate Genomic Classifier has led to the test’s inclusion in leading clinical guidelines. For example, the Decipher Prostate test has Simon Level IB evidence, resulting in inclusion in the 2025 NCCN Guidelines for prostate cancer, distinguishing it as the only gene-expression test to do so. Nonetheless, if we are unsuccessful in maintaining the relative level of recommendation of Decipher Prostate or other of our genomic tests within these guidelines, unable to cause any new or modified genomic tests we develop to be included in these guidelines, unable to cause our genomic tests to be included in other influential guidelines, or if our competitors are successful at achieving similar or more extensive guidelines for their tests, we may be at a disadvantage in gaining market acceptance and market share relative to our competitors.

Additionally, to the extent international markets have existing practices and standards of care that are different than those in the United States, we may face challenges with the adoption of our tests in international markets. The Prosigna test is included in practice guidelines in the United States and internationally but faces competition from other products globally.

Because our Decipher Prostate Genomic Classifier, Afirma and Decipher Bladder testing services are performed by our certified laboratories under the CLIA, rather than by the local laboratory or pathology practice, pathologists may be reluctant to support our testing services as well. If physicians do not order our tests, our future revenues and results of operations would be adversely affected.

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

We are also required to maintain state licenses to conduct testing in our laboratories. California, New York, and Texas, among other states’ laws, require that we maintain a license and comply with state regulation, in addition to the federal CLIA regulation, as a clinical laboratory. Other states may have similar requirements or may adopt similar requirements in the future. In addition, all of our clinical laboratories are required to be licensed and approved by the New York State Department of Health on a test-specific basis to perform testing on specimens from New York. We have received New York State Department of Health approval for the Decipher Prostate, Afirma, Envisia and Decipher Bladder tests. We will be required to obtain approval for other tests we may offer in the future. If we were to lose our CLIA certificate or California license for our South San Francisco or San Diego laboratories, or our CLIA certificate for our Austin laboratory, whether as a result of revocation, suspension, limitation or otherwise, we may experience delays in processing testing, experience increased costs, or may no longer be able to perform our molecular tests, which would eliminate our primary source of revenue and harm our business. If we were to lose our licenses issued by New York or by any other states where we are required to hold licenses, we would not be able to test specimens from those states. New tests we may develop, and modifications to existing tests, may be subject to new approvals by regulatory bodies such as the New York State Department of Health, and we may not be able to offer our new or modified tests until such approvals are received. Furthermore, certain state agencies, including the New York State Department of Health, have been experiencing delays in their response time which may cause delay in our receipt of our corresponding approvals or renewals for our tests. Any such delays or holds on our ability to test specimens could harm our business and operating results.

We have and may continue to engage in acquisitions, dispositions or other strategic transactions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources. If our general strategy of seeking incremental growth through acquisitions and collaborations is not successful, or if we do not successfully integrate companies or assets that we acquire into our business, our prospects and financial condition will suffer.

As an element of our growth strategy, we have, from time to time, pursued opportunities to license assets or purchase companies or assets that we believe would complement our current business or help us expand into new markets. For example, in the first quarter of 2024 we completed the C2i Acquisition and we may pursue additional acquisitions of complementary businesses or assets as part of our business strategy. Additional potential transactions that we may consider in the future include a variety of business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction could be material and could disrupt our business or change our business profile, focus or strategy significantly. This and any future acquisitions, dispositions or strategic transactions made by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results.

We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, joint venture or investment. Any acquisitions or other strategic transactions we consummate may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. To finance any acquisitions or investments, we have previously issued, and may choose in the future, to issue shares of our stock as consideration, which would dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may not be able to acquire other companies for stock. Alternatively, it may be necessary for us to raise additional funds for these activities through public or private financings, or we may decide to incur debt. Additional funds may not be available on terms that are favorable to us, or at all. If these funds are raised through the sale of equity or convertible debt securities, dilution to our stockholders could result.

There could be unanticipated adverse impacts on any strategic transactions. We could incur losses resulting from undiscovered liabilities or third-party claims of an acquired business that are not covered by any indemnification, including relating to intellectual property, current or former employees, customers or business partners, or governmental authorities. We may have failed to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring a new business, which could result in unexpected litigation or regulatory exposure, unfavorable accounting or tax treatment, a diversion of management’s attention and resources, and other adverse effects on our business, financial condition, and operating results. We may also obtain pre-existing contractual relationships of the acquired business that we would not have otherwise entered into, the termination or modification of which may be costly or disruptive to our business. Any dispositions may also cause us to lose revenue and may not strengthen our financial position.

Additionally, there can be no assurance that we will successfully integrate the assets acquired from such past or future acquisitions into our existing business. We may not successfully integrate the acquired business as planned (including, for example, systems integration), and we may otherwise not realize the expected return on our investments, which could adversely affect our business or operating results and potentially cause impairment to assets that we record as a part of an acquisition including intangible assets and goodwill. Integration of acquired companies or businesses we may acquire in the future also may require management resources that otherwise would be available for ongoing development of our existing business. We may have difficulties managing acquired products and tests or retaining key personnel from the acquired business. Our future successes will depend, in part, on our ability to manage an expanded business, which may pose substantial challenges for our management, such as increased costs and complexity.

We must successfully integrate our acquired businesses, such as C2i, to realize the strategic or financial goals that we currently anticipate.

We acquired C2i in early 2024 with an aim to expand our role across the cancer continuum, moving from providing early decision support to following the patient through treatment, helping to monitor the success of a therapeutic or surgical intervention, and supporting the determination of the best course of action for each patient. However, we must successfully integrate C2i to realize the strategic or financial goals that we currently anticipate.

Risks we face in connection with the integration of our acquired businesses, such as C2i, include:

•We may have difficulties integrating C2i’s whole-genome, AI-powered technology into our tests, and we may identify flawed algorithms or insufficient or biased datasets, which could adversely impact the reliability of our data and subject us to delays and competitive harm, regulatory action, or legal liability, as well as brand or reputational harm;
•Prior to its acquisition, C2i was not required to maintain an internal control infrastructure that would meet the standards of a public company, including the requirements of the Sarbanes-Oxley Act of 2002. Beginning in 2024, we began to integrate C2i into our internal control structures and implemented additional internal controls where needed. As we continue to integrate and improve the operations of C2i and other acquired businesses, we may need to implement additional controls. The costs that we may incur to implement such controls and procedures may be substantial and we could encounter unexpected delays and challenges in this implementation. In addition, we may discover significant deficiencies or material weaknesses in the quality of an acquired business’s financial and disclosure controls and procedures;
•We have experienced quality, regulatory or manufacturing irregularities and challenges in connection with our Marseille, France facility, and we may continue to rely on NanoString as a sole source provider;

•Our operating results or financial condition may be adversely impacted by (i) claims or liabilities related to the acquired business including, among others, claims from U.S. or international regulatory or other governmental agencies, terminated employees, current or former customers or business partners, or other third parties; (ii) unfavorable accounting treatment as a result of the acquired business’s practices; and (iii) intellectual property claims or disputes; and
•We may experience disruption in integrating key talent from the C2i Acquisition due to the ongoing conflict in the Middle East and related political, military and security conditions in and around Israel which may disrupt our Israel business activities, facilities, employees and access to electricity, gasoline, or water, as well as disrupt our ability to travel or conduct business in and out of the conflicted area.

Our future success and international growth depend, in part, on our ability to adapt, manufacture and distribute our tests as IVD tests.

Our strategy to expand into international markets depends on our ability to successfully adapt our menu of diagnostic tests as IVDs and secure necessary regulatory approvals. See Item 1. Business –Driving Global Growth with Distributed IVD Tests. Currently, the Prosigna Breast Cancer Assay is available as an IVD test that runs on the nCounter Analysis System platform. If we are not able to adapt our other current or future tests to be performed on IVD platforms or if our tests fail to be competitive against competing products in international markets, our prospects for growth could suffer. In addition, to the extent international markets have existing practices and standards of care that are different than those in the United States, we may face challenges with the adoption of our tests in international markets. For commercialization of our tests on other IVD platforms, we will be dependent on third parties for the support and clinical registration of their platforms as well as certain reagents, instruments, software or components.

Additionally, our success in international markets depends on our ability to manufacture test kits at a quality and quantity to keep up with demand. We have and may continue to experience quality, regulatory, or manufacturing irregularities and challenges. We may fail to successfully grow our manufacturing capacity.

If we do not manage inventory in an effective and efficient manner, it could adversely affect our results of operations.

Many factors affect the efficient use and planning of inventory of certain components and other materials used in our manufacturing process and in our testing laboratories, such as effectiveness of predicting demand, effectiveness of manufacturing or testing to meet demand, efficiently meeting product quality and demand requirements, global supply chain issues, and expiration of materials in inventory. We may be unable to manage our inventory efficiently, keep inventory within expected budget goals, keep inventory on hand or manage it efficiently, control expired inventory or keep sufficient inventory of materials to meet product demand due to our dependence on third-party suppliers. As we introduce any new test or product, we may experience supply issues as we ramp up volumes. Finally, we cannot provide assurances that we can keep inventory costs within our target levels. Failure to do so and efficiently manage inventory may harm our long-term growth prospects.

The revenue that we have experienced in our biopharma and other services business may not continue to transpire.

In 2023 and 2024, we experienced significant declines in biopharma and other services revenue as a result of reductions in customer projects, extended sales cycles and overall spending constraints across the industry in the U.S. and internationally. The success and continuity of our biopharma services business depends in part on our ability to identify and successfully negotiate with appropriate pharma partners. We cannot guarantee that our existing partnerships will be successful or that we may identify further appropriate pharma partners and other business relationships. If our existing partners terminate their agreements with us, we may experience disruptions to our business and revenues. Further, depending on the success of our biopharma and other services, including their ability to generate revenues, we may reassess our pursuit of certain non-core businesses from time to time, which may include pausing or discontinuing certain non-core businesses, any of which may have a material adverse effect on our business and financial condition.

We rely on sole suppliers for some of the reagents, equipment and other materials used to perform our tests, as well as certain sole source providers for kit components, instruments and associated services. We may not be able to find replacements or transition to alternative suppliers or service providers, which may materially impact our ability to generate revenue.

We rely on sole suppliers for critical supply of reagents, equipment and other materials and services that we use to perform our CLIA tests as well as to satisfy demand for our Prosigna test kits, service kits and service on the nCounter Analysis System. We also purchase components used in our sample collection kits from sole-source suppliers. Some of these items are unique to these suppliers and vendors and their inability to provide us with reagents that perform to specifications, could negatively impact our ability to provide timely response and reports to our customers and, as a result, may materially impact our ability to generate revenue.

If suppliers can no longer provide us with the materials we need to perform tests or produce test kits, if the materials do not meet our quality specifications or are otherwise unusable, if we cannot obtain acceptable substitute materials, or if we elect to change suppliers, a sustained interruption in test processing or system and test kit deliveries could occur, we may not be able to deliver tests to physicians or deliver patient reports or we may incur higher one-time switching costs.

For example, we rely on NanoString (now Bruker Corporation as a result of Bruker Corporation’s asset acquisition of NanoString) for certain components and raw materials for the Lymphmark and Prosigna test and nCounter service kits, as well as service of the nCounter Analysis System. In February 2024, NanoString filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court in Delaware and in May 2024, Bruker Corporation closed its asset acquisition of the business of NanoString. We are actively participating in the NanoString bankruptcy proceedings and may experience disruption in the supply or services as a result of the NanoString bankruptcy proceedings or the acquisition of certain assets by Bruker Corporation. As a result, we have and may continue to experience quality, regulatory, or manufacturing irregularities and challenges.

We also rely on sole service providers for certain services such as cytopathology professional diagnoses on thyroid fine needle aspiration. If any of these service providers were unable to provide the quality or quantity of services that we require, or if we were unable to agree on commercial terms and our relationships with such service providers were to terminate, our business could be harmed until we were able to secure the services of another provider.

While we have developed alternate sourcing strategies for many materials, vendors and service providers, we cannot be certain whether these strategies will be effective or the alternative sources will be available when we need them. Moreover, the supply of key reagents and testing materials has been periodically challenged by quality of reagents received. Further, we experience supply chain disruptions, although, to date, this has not resulted in delays in our ability to timely return test results. Any such interruption may significantly affect our future revenue, cause us to incur higher costs, and harm our customer relationships and reputation. In addition, in order to mitigate these risks, we maintain inventories of these supplies at higher levels than would be the case if multiple sources of supplies were available. If our total test volume decreases or we switch suppliers, we may hold excess supplies with expiration dates that occur before use which would adversely affect our losses and cash flow position. As we introduce any new test or make changes to existing tests, we may experience supply issues as we ramp test volume.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

In addition to the need to scale our testing capacity, our future growth, including our transition to a multi-product company with international operations, will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees with the necessary skills to support the growing complexities of our business. Rapid and significant growth may place strain on our administrative, financial and operational infrastructure. Our ability to manage our business and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We have implemented an internally-developed data warehouse, which is critical to our ability to track our diagnostic services and patient reports delivered to physicians, as well as to support our financial reporting systems. The time and resources required to optimize these systems is uncertain, and failure to complete optimization in a timely and efficient manner could adversely affect our operations. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.

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

Further, our ability to produce total test volumes that meet customer demand is dependent upon our ability to forecast accurately and plan production capacities accordingly. However, our sales depend on physician’s ordering patterns, reimbursement, or customers’ budgets that may be subject to significant and unexpected variation, including seasonality. Any decrease in spending or change in test ordering patterns by physicians or spending priorities of our customers and potential customers could significantly reduce the demand for our products. As we expand into new geographic markets, our revenue may be impacted by seasonal trends in the different regions, the seasonality of customer budgets in those regions and the mix of domestic versus international sales. Additionally, we have growing, however limited, historical experience forecasting the direct sales of our molecular diagnostics tests and products, which makes forecasting difficult. Our inability to forecast customer demand could negatively impact our ability to meet customer demand, which can harm our operating results.

Changes in healthcare policy, including legislation reforming the U.S. healthcare system, recent U.S. Supreme Court judicial decisions and potential changes in the regulatory environment, may have a material adverse effect on our financial condition and operations.

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, including cost-containment measures that may reduce or limit coverage and reimbursement for our tests.

For example, the ACA, enacted in March 2010, made changes that significantly affected the pharmaceutical and medical device industries and clinical laboratories. Some significant measures contained in the ACA include coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The ACA also includes significant fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. Since its enactment, there have been various judicial, executive and congressional challenges to aspects of the ACA. It is unclear how any such challenges and any healthcare reform measures of the incoming Trump administration, or any future presidential administration, will impact the ACA or our business. For example, the former Trump administration issued various executive orders which eliminated cost sharing subsidies and various provisions that would impose a financial burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Additionally, the U.S. Congress has previously introduced several pieces of legislation aimed at significantly revising or repealing the ACA. We cannot predict if, or when, the ACA will be amended, and cannot predict the impact that an amendment of the ACA will have on our business.

In addition to the ACA, various healthcare reform proposals have also periodically emerged from federal and state governments. For example, under the Budget Control Act of 2011 and its subsequent amendments, Medicare payments to providers, including payments to clinical laboratories, became subject to a reduction of up to 2% per fiscal year due to the automatic expense reductions (sequester) from April 1, 2013 until 2032 (with a temporary suspension of the sequester under the Coronavirus Aid, Relief, and Economic Security Act and subsequent legislation from May 1, 2020 through March 30, 2022, and a reduction of up to 1% from April 1, 2022 through June 30, 2022) . Reductions resulting from the congressional sequester are applied to total claims payment made by providers to Medicare; however, they do not currently result in a rebasing of the negotiated or established Medicare or Medicaid reimbursement rates.

Furthermore, state legislation on reimbursement applies to Medicaid reimbursement and managed Medicaid reimbursement rates within that state. Some states have passed or proposed legislation that would revise the reimbursement methodology for clinical laboratory payment rates under those Medicaid programs. For example, California’s Department of Health Care Services has continuously updated its methodology for clinical laboratories and laboratory services, most recently in 2023.

We cannot predict whether future healthcare initiatives will be implemented at the federal or state level, particularly in light of the incoming U.S. presidential administration or in countries outside of the United States in which we do or may do business, or the effect any future legislation or regulation will have on us. The taxes imposed by the new federal legislation, cost reduction measures and the expansion in the role of the U.S. government in the healthcare industry may result in decreased revenue, lower reimbursement by payers for our tests or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations. In addition, sales of our tests outside the United States subject our business to foreign regulatory requirements and cost-reduction measures, which may also change over time.

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

Additionally, CMS bundles payments for many clinical laboratory diagnostic tests together with other services performed during hospital outpatient visits under the Hospital Outpatient Prospective Payment System. CMS currently maintains an exemption for molecular pathology tests and “Criterion A” ADLTs from this bundling provision. It is possible that this exemption could be removed by CMS in future rule making, which might result in lower reimbursement for tests performed in this setting.

PAMA includes a substantial payment system for clinical laboratory tests under the CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenue from payments made under the CLFS and the Physician Fee Schedule report on a triennial basis (or annually for ADLTs), private payer rates and volumes for their tests with specific CPT codes based on final payments made during a set data collection period. We believe that PAMA and its implementing regulations are generally favorable to us, however, there can be no assurance that the payment rate for Afirma, Prosigna, Decipher Prostate, Decipher Bladder and Envisia will not decrease in the future or will not be adversely affected by the PAMA law and regulations. In addition, the Inflation Reduction Act of 2022 may subject certain products to government-established pricing, potentially impose rebates and subject manufacturers who fail to adhere to the government’s interpretation of the law to penalties.

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

The No Surprises Act, which took effect on January 1, 2022, prohibits an out-of-network provider from billing a patient at an amount in excess of the in-network cost sharing for services furnished with respect to a visit at certain in-network healthcare facilities. The law establishes an independent dispute resolution process between the provider and the payer to determine the appropriate payment rate to the provider. The No Surprises Act is understood to apply to laboratory tests furnished by an independent laboratory, such as our labs, with respect to a hospital visit. The No Surprises Act, and regulations and subregulatory guidance promulgated thereunder, may limit the price we charge or our ability to achieve payment in full for our testing services, which could affect our results of operations.

Further, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies, including the FDA. As a result of this decision, there may be increased challenges to existing agency regulations and policies, and it is uncertain how lower courts will apply the decision in the context of other regulatory schemes. This decision may result in regulatory uncertainties in the healthcare industry and could impact the timely review of any regulatory filings or applications we submit to the FDA, which could negatively impact our business.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, the former Trump administration took several executive actions that imposed significant burdens on, or otherwise materially delayed, the FDA’s ability to engage in routine oversight activities, such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how any current executive orders will be rescinded and replaced under the incoming Trump administration. The policies and priorities of any administration and the U.S. Congress are unknown and could materially impact the regulations governing our business. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies or if we are not able to maintain regulatory compliance, then we may be subject to enforcement action and we may not achieve or sustain profitability.

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

In 2018, CMS revised its billing rules to allow the performing laboratory to bill Medicare directly for molecular pathology tests and Criterion A ADLTs performed on specimens collected from hospital outpatients, even when those tests are ordered less than 14 days after the date of discharge, if certain conditions are met. We believe that our Decipher Prostate, Afirma, Envisia, and Decipher Bladder classifiers, along with Prosigna, are covered by this policy. Accordingly, we bill Medicare for these tests when we perform them on specimens collected from hospital outpatients and meet the conditions set forth in CMS's revised billing rules.

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

If the FDA or foreign authorities regulate those of our tests that they do not currently regulate, we could incur substantial costs and delays associated with trying to obtain premarket clearance, approval or certification.

Clinical laboratory tests have long been subject to comprehensive regulations under CLIA, as well as by applicable state laws. Most clinical diagnostic tests developed and run within a single CLIA-certified clinical laboratory are known as laboratory developed tests or LDTs. While the FDA has historically maintained its authority to regulate LDTs as devices, it has generally exercised enforcement discretion, meaning that it has not required premarket review, quality system/current Good Manufacturing Practices regulations, and other applicable medical device requirements for LDT developers and users. Certain reagents, instruments, software or components manufactured and sold by third parties and used by their customers to manufacture or perform diagnostic tests may be subject to regulation under certain circumstances. We believe that our Decipher Prostate, Afirma, Envisia, and Decipher Bladder classifiers, have been developed and are performed in a manner consistent with the FDA’s enforcement discretion policy concerning LDTs.

On May 6, 2024, the FDA issued a final rule under 21 CFR Part 809 to make explicit that IVD products are devices under the Federal Food, Drug, and Cosmetic Act, removing much of the FDA's historical enforcement discretion for most LDTs. In conjunction with this final rule, the FDA will phase out its general enforcement discretion approach for LDTs in five stages over a four-year period, and implement targeted enforcement discretion policies for certain categories of IVDs manufactured by a laboratory. Each stage of the proposed phaseout period would subject LDTs to a set of regulatory requirements. For example, the first stage of the phaseout would require LDT developers to comply with medical device reporting requirements, complaint handling and correction and removal reporting requirements within one year after the FDA publishes the final rule. LDTs that are considered higher risk IVDs would be subject to premarket review requirements within three and a half years, and LDTs that are considered moderate or low risk IVDs would be subject to premarket submission requirements beginning four years after the FDA publishes the final rule.

As part of the phaseout policy, the FDA intends to continue to exercise enforcement discretion in certain areas. For example, the FDA intends generally not to enforce Quality System Requirements (except for requirements under Part 820, subpart M, § 820.186 Quality system record) and Premarket Review for currently marketed IVDs offered as LDTs that were first marketed prior to May 6, 2024 and have not been significantly modified thereafter. Additionally, the FDA intends to exercise enforcement discretion and generally not enforce Premarket Review requirements for LDTs approved by the New York State Clinical Lab Evaluation Program, or NYS CLEP. However, while the enforcement policy is phased out, the FDA could still decide to pursue enforcement action at any time against LDTs that it deems to be violative of its regulations when appropriate.

While we enjoy continued FDA enforcement discretion under this final rule for our existing tests, if the FDA were to determine that Decipher Prostate, Afirma and Decipher Bladder classifiers, or modifications thereof, are not within the scope of the FDA's enforcement discretion policy for LDTs for any reason, including based on these final rules or new rules, regulations, policies or guidance, or due to changes in statute, our existing tests may become subject to extensive FDA requirements, or our business may otherwise be adversely affected and lead to potential adverse effects on our business, prospects, results of operations and financial condition. Furthermore, subject to any changes in regulation, any future Veracyte tests, not currently on market that we later develop and commercialize are likely to be subject to extensive FDA requirements, including potential pre-market review, which may adversely impact our business, prospects, results of operations and financial conditions.

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

The FDA has raised potential concerns where companies manufacture and label finished clinical test kits or clinical testing components as “research use only”, or RUO, or “investigational use only”, or IUO, and either knowingly use them or sell them for use in patient care. The FDA has taken the position that if evidence demonstrates that a product which otherwise meets the definition of a regulated medical device is inappropriately labeled as RUO or IUO, the distribution, sale, or use of the product could violate the misbranding or adulteration provisions of the FDC Act. In the EU, the IVDR expressly provides that products intended for RUO are excluded from the scope of the regulation. A material intended for RUO, without any medical purpose or objective, is therefore not considered as an IVD medical device, or IVD MD, and is not subject to compliance with the IVD MDs requirements. Under the IVDR, if any RUO material is integrated into an IVD, it must be fully validated as part of the device. An RUO material on its own may not be used for clinical diagnostic purposes. Depending on the product in question, other regulations may be applicable to the RUO products. Some of the reagents, instruments, software or components obtained by us from suppliers for use in our products are currently labeled by those suppliers as “RUO” or “IUO”. If the FDA or foreign bodies were to determine that any of these reagents, instruments, software or components are improperly labeled as RUO or IUO and undertake enforcement actions, some of our suppliers might cease selling these reagents, instruments, software or components to us or be forced to recall them, and any failure to obtain an acceptable substitute could significantly and adversely affect our business, financial condition and results of operations, including increasing the cost of testing or delaying, limiting or prohibiting the purchase of reagents, instruments, software or components necessary to perform testing. Such actions could also lead the FDA to investigate our purchase and use of supplier products and for the Agency to question whether or not Veracyte has violated the FDC Act, which could have a material adverse affect on our business.

Failure to comply with applicable regulatory requirements of the FDA or foreign authorities could result in enforcement action, including receiving untitled or warning letters, fines, injunctions, or civil or criminal penalties. Any such enforcement action would have a material adverse effect on our business, financial condition and operations.

Obtaining marketing authorization or certification by the FDA and foreign regulatory authorities or notifying regulatory bodies for our diagnostic tests will take significant time and require significant research, development and clinical study expenditures and ultimately may not succeed.

Unless an exemption applies, before we begin to label and market some of our products for use as clinical diagnostics in the United States, we are required to obtain clearance from the FDA by submitting a premarket notification under section 510(k) of the FDC Act or 510(k), or approval from the FDA by submitting a premarket approval, or PMA. Alternatively, we may be able to obtain marketing authorization through a De Novo classification process rather than through a PMA for class I or class II devices if the 510(k) pathway is not available. Additionally, we may need to obtain the appropriate marketing clearance, approval, and authorization, as applicable, for any future tests that are offered as LDTs in accordance with the timelines provided in the final rule issued May 6, 2024, as discussed under the heading “If the FDA or other foreign authorities regulate those of our tests that they do not currently regulate, we could incur substantial costs and delays associated with trying to obtain premarket clearance, approval or certification.”

The process of obtaining a PMA is a rigorous, costly, lengthy and uncertain process. In the PMA process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical study, manufacturing and labeling data. Even if the 510(k) clearance process is available, the FDA must still determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, in order to clear the proposed device for marketing. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support a substantial equivalence determination. For lower-risk devices that would otherwise automatically be placed into Class III, which require a PMA because no predicate device is available and the devices do not fall within an existing 510(k)-exempt classification, an applicant may submit a de novo request to down classify the device into Class II or Class I, which would not require a PMA. In the de novo process, the FDA must determine that general and special controls are sufficient to provide reasonable assurance of the safety and effectiveness of a device, which is low to moderate risk and has no predicate. In other words, the applicant must justify the “down-classification” to Class I or II for a new product type, and clinical data may be required. For laboratory tests for which FDA clearance, authorization or approval is required, the FDA may also require data to support analytical and clinical validity.

Additionally, FDA guidance has stated that while there may be cases when a companion diagnostic could come to market through the 510(k) pathway, the FDA expects that most companion diagnostics will be Class III devices. It is possible that revenue from a cleared or approved beneficial or complementary IVD diagnostic device may be less than revenue from a cleared or approved IVD companion diagnostic device.

The FDA issued guidance specific to oncology companion diagnostic tests, “Developing and Labeling In vitro Companion Diagnostic Devices for a Specific Group of Oncology Therapeutic Products” in April 2020. The guidance explained that some oncology companion diagnostic tests can be developed in a way that results in labeling for a specific group of oncology therapeutic products, rather than a single therapeutic product. However, there is no assurance that we would be able to obtain clearance or approval for any of our diagnostic devices in development as a companion diagnostic device or that any such clearance or approval will occur without significant delay.

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

Outside of the 510(k) clearance for our Prosigna test required, we have limited experience in obtaining PMA approval, 510(k) clearance, or De Novo authorization from the FDA and therefore have supplemented and in the future may supplement our operational capabilities to manage the more complex processes needed to obtain and maintain marketing authorization. Notwithstanding the expense, these efforts may never result in FDA clearance or approval. Even if we were to obtain marketing authorization for each of our tests, it may not be for the uses we believe are important or commercially attractive, in which case we would not market our product for those uses.

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

For instance, in order to sell our products in the EU, those products must comply with the General Safety and Performance Requirements of the IVDR. Compliance with these requirements is a prerequisite to place IVD products on the EU market. All medical devices placed on the market in the EU must meet the General Safety and Performance Requirements laid down in Annex I to the IVDR, including the requirement that an IVD MD must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performances intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. To demonstrate compliance with the General Safety and Performance Requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. As a general rule, demonstration of conformity of IVD MDs and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence.

The EU regulatory landscape concerning medical devices has significantly changed, and the new IVDR governing IVD MDs became applicable on May 26, 2022 (subject to certain transitional provisions meaning that were such transitional provisions apply, the products can continue to be placed on the market under the IVDD for a certain period of time). The new requirements in the IVDR have a significant effect on the way we conduct our business in the EU and the EEA. In particular, substantially more IVDs require the involvement of a notified body to be able to affix a CE Mark to the product, which may lead to delay in being able to place such products on the market.

On April 5, 2017, the IVDR was adopted to establish a modernized and more robust EU legislative framework, with the aim of ensuring better protection of public health and patient safety. Unlike directives, the IVDR does not need to be transposed into national law and therefore reduces the risk of discrepancies in interpretation across the different European markets. The IVDR has increased the regulatory requirements applicable to IVD MDs in the EU and requires that we re-classify and obtain new certificates of conformity for our existing CE-marked IVD MDs within the transitional provisions of the IVDR, meaning that where such transitional provisions apply, the products can continue to be placed on the market under the IVDD for a certain period of time. Currently Prosigna for use on the nCounter Analysis System is our only product that required recertification, which is currently in progress. For most IVD MDs, the manufacturer used to self-declare the conformity of its products with the essential requirements of the IVDD. Under the IVDR, the majority of IVD MDs now require the intervention of a notified body for conformity assessment. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. The notified body audits and examines the product’s technical documentation and the manufacturer’s quality system. If satisfied that the relevant product conforms to the General Safety and Performance Requirements, and the quality management system is also deemed compliant, then the notified body issues a certificate of conformity. The manufacturer may then apply the CE Mark to the device, which allows the device to be placed on the market throughout the EU. Complying with the stricter regulatory requirements of the IVDR, including with respect to clinical evaluation requirements, quality systems, and post-market surveillance, may require us to incur significant expenditures. If we fail to remain in compliance with applicable EU laws and directives, we would be unable to continue to affix the CE mark to our products, which would prevent us from selling them within the EU and European Economic Area, or EEA (which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland), and any other regions that tie their product registrations or regulations to the EU requirements.

The IVDR is not implemented in Great Britain. Since January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, has become the sovereign regulatory authority responsible for the Great Britain medical device market according to the requirements provided in the Medical Devices Regulations 2002 (SI 2002 No 618, as amended). The UK regulation implemented the three pre-existing EU directives, including the IVDD. Regulations require medical devices to be registered with the MHRA before being placed on the Great Britain market. See "Regulation" in Item 1 of Part I. The MHRA only registers devices where the manufacturer or their UK Responsible Person has a registered place of business in the UK. Manufacturers based outside the UK need to appoint a UK Responsible Person that has a registered place of business in the UK to register devices with the MHRA. Additionally, in Great Britain, all medical devices will require a UK Conformity Assessed, or UKCA, mark but CE marks (IVDD self-certified or IVDR issued by EU notified regulatory bodies, subject to validity of the certificate in the EU) will remain valid until June 30, 2030. Manufacturers may choose to use the UKCA mark on a voluntary basis until June 30, 2030.

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

A mutual recognition agreement, or MRA, aligning IVD regulations between the European Union and Switzerland expired following the IVDR's May 26, 2022 date of application, impacting certification and authorized representation requirements for manufacturers. The Swiss government has issued its own Ordinance on In Vitro Diagnostic Medical Devices, or IvDO. The Swiss regulation aligns closely with the IVDR in terms of requirements for manufacturers, and follows the IVDR’s transitional timelines regarding compliance deadlines according to IVD risk classifications as well as designations of Swiss Authorized Representatives.

These modifications may have an effect on the way we intend to conduct our business in these countries. The process of obtaining approval or clearance from the FDA or foreign regulatory authorities for our future tests or with respect to enhancements or modifications to existing products, could take a significant period of time, require the expenditure of substantial resources, involve rigorous pre-clinical and clinical testing, require changes to products or result in limitations on the indicated uses of products. There can be no assurance that we will receive the required approvals, clearances or certifications for any new products or for modifications to our existing products on a timely basis or that any approval, clearance or certification will not be subsequently withdrawn or conditioned upon extensive post-market study requirements. Moreover, even if we receive FDA clearance or approval or certification from foreign bodies of new products or modifications to existing products, we will be required to comply with extensive regulations relating to the development, distribution, marketing, manufacture, adverse event reporting, recordkeeping, import and export of such products, among others, which may substantially increase our operating costs and have a material impact on our business, profits and results of operations. Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions. Occurrence of any of the foregoing could harm our reputation, business, financial condition, results of operations and prospects.

If we are unable to obtain marketing authorizations or certifications, approvals, clearances or certifications to market Prosigna or our other IVD assays or if regulatory limitations are placed on our diagnostic kit products, our business and growth will be harmed.

While the FDA has cleared the Prosigna test for marketing in the United States, and Prosigna is CE marked, which permits us to market the test in the EU, and Prosigna has received marketing authorizations in selected other jurisdictions, we intend to seek regulatory authorizations or certifications for Prosigna in other jurisdictions and for IVD tests focused on other indications. We cannot guarantee that the regulatory authorization or certification for Prosigna or other tests will be granted or, if granted, will not be revoked, which could adversely impact our business, financial condition, and operations.

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

For example, the FDA has recently finalized a rule to revise the QSR to more closely align with ISO 13485:2016 but that also includes proposed clarifications and additional definitions and requirements. The promotional claims we can make for Prosigna in the United States are limited to the indications for use as cleared by the FDA or outside the United States as authorized or certified by the applicable regulatory authority. If we are not able to maintain regulatory compliance, we may not be permitted to market our medical device products and/or may be subject to enforcement actions by the FDA or other governmental authorities such as the issuance of warning or untitled letters, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution. In addition, we may be subject to similar regulatory regimes of foreign jurisdictions as we continue to commercialize our products in new markets outside of the United States and Europe. Adverse actions in any of these areas could significantly increase our expenses and limit our revenue and profitability.

If we are unable to compete successfully, we may be unable to increase or sustain our revenue and profitability.

We operate in a highly competitive market. Growing understanding of the importance of biomarkers linked with therapy selection, response and early screening is leading to more companies offering services in genomic profiling which may lead to increased competition for our tests.

Our Decipher Prostate test faces competition from Myriad Genetics and MDx Health, which offer genomic testing for prognostic purposes within localized prostate cancer. Traditional methods used by pathologists and clinicians to estimate risk of disease progression also pose competitive threats to our business. In addition, we may face increased competition from companies that combine traditional pathology methods and new technologies such as AI and digital pathology, such as the ArteraAI Prostate Test. Technological development by others may result in our technologies, as well as tests developed using our technologies, becoming obsolete. Our competitors may be able to develop competing or superior technologies and processes and compete more aggressively and sustain that competition over a longer period of time. See “If we are unable to develop products to keep pace with rapid technological, medical and scientific change, our operating results and competitive position could be harmed.”

We are not currently aware of a direct competitor offering genomic testing for prognostic purposes that matches the intended use population for the Decipher Bladder test. DNA mutational analysis and traditional clinical methods and nomograms are currently in use by physicians for similar purposes, which have been used for many years and therefore may be difficult to displace or supplement. To compete successfully, we must be able to demonstrate, among other things, that our diagnostic test results are accurate and cost effective.

For our Afirma genomic classifier we face competition from companies and academic institutions that use NGS technology or other methods to measure mutational markers such as BRAF and KRAS, along with numerous other mutations. These organizations include Interpace Diagnostics Group, Inc., ThyroSeq (marketed by Sonic Healthcare Limited) and others who are developing new products or technologies that may compete with our tests.

For the Percepta Nasal Swab test, we expect competition from companies focused on lung cancer such as Biodesix, Inc. We believe our principal competitor in the breast cancer diagnostics market is Exact Sciences Corporation, which currently commands a substantial majority of the market. Other competitors in the breast cancer diagnostics market include Myriad Genetics, Inc. and Agendia, Inc.

As we expand our portfolio of tests, including into the MRD space, we may also face competition from companies informing treatment decisions such as Natera, Inc., Guardant Health, Inc., Exact Sciences Corporation, Personalis, Myriad Genetics, Neogenomics, Inc., Quest Diagnostics, or TempusAI, Inc. However, we believe our primary competition in MRD for MIBC is Natera, Inc. Further, competition could also emerge using alternative samples, such as blood, urine or sputum, as well as tumor naive approaches.

In general, we also face competition from commercial laboratories, such as Laboratory Corporation of America Holdings, Quest Diagnostics, and Sonic Healthcare USA, with strong infrastructure to support the commercialization of diagnostic services. We also face potential competition from companies such as Thermo Fisher Scientific Inc., which has entered the clinical diagnostics market. Other potential competitors include companies that develop diagnostic products, such as Roche Diagnostics, a division of Roche Holding Ltd, Siemens AG and Qiagen N.V.

In addition, competitors may develop their own versions of our solutions in other countries that we may seek to enter where we do not have patents or where our intellectual property rights are not recognized. Additionally, competitors could encourage the use of their solutions by physicians in other countries.

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

We depend on our senior management team, and the loss of one or more of our executive officers, or any inability to attract and retain highly-skilled employees and other key personnel in our highly competitive industry, could adversely affect our business.

Our success depends in part on the skills, experience and performance of members of our executive management team and others in key management positions. We have in the past and may in the future experience changes in our executive management, which may be disruptive to our business. The loss of services of any of these individuals and any executive transitions may impact our ability to implement our business strategy and could have a material adverse effect on our business.

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

Finally, we rely, in part, on equity awards to compensate and incentivize our employees to drive our further growth. As the equity capital markets have been highly volatile in recent periods and the price of our common stock has declined, certain of our employees’ equity awards have lost some or all of their value, which may limit their effectiveness as retention tools, and in the event we fail to retain such employees, may adversely affect our business, results of operations and financial condition.

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
•challenges obtaining medical records from the ordering providers;
•changes to billing codes used for our tests;
•incorrect or missing billing information; and
•the resources required to manage the billing and claims appeals process.

We use standard industry billing codes, known as CPT codes, to bill for our tests, including cytopathology. Effective January 1, 2021, we began using the new CPT code 81546 to bill for our Afirma classifier. Effective January 1, 2020, we began using CPT code 81542 to bill for Decipher Prostate tests. Effective January 1, 2021, we began using the new CPT code 81554 to bill for our Envisia classifier. Effective October 1, 2020, we began using CPT code 0016M to bill for our Decipher Bladder test. See “We depend on a few payers for a significant portion of our revenue; if one or more significant payers stops providing reimbursement or decreases the amount of reimbursement for our tests, our revenue could decline.”

The CPT codes assigned to our tests have changed and in the future can change over time. When codes change, there is a risk of an error being made in the claim adjudication process. These errors can occur with claims submission, third-party transmission or in the processing of the claim by the payer. Claim adjudication errors may result in a delay in payment processing or a reduction in the amount of the payment received. Coding changes, therefore, may have an adverse effect on our total revenue.

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

Correct coding is subject to the coding policies of the American Medical Association CPT Editorial Panel, or AMA CPT. With respect to claims submitted to Medicare and Medicaid, it is also subject to coding policies developed through the National Correct Coding Initiative, or NCCI. Other payers may develop their own payer-specific coding policies. The broader coding policies of the AMA CPT, NCCI, and other payers are subject to change. For instance, the NCCI maintains a Coding Policy Manual, which it updates annually. The NCCI's coding policy changes have and in the future may negatively affect our total revenue and cash flow.

Additionally, our billing activities require us to implement compliance procedures and oversight, train and monitor our employees, challenge coverage and payment denials, assist patients in appealing claims, and undertake internal audits to evaluate compliance with applicable laws and regulations as well as internal compliance policies and procedures. Payers also conduct external audits to evaluate payments, which adds further complexity to the billing process. If the payer makes an overpayment determination, there is a risk that we may be required to return some portion of prior payments we have received. Additionally, under the ACA, providers and suppliers are generally required to report and return any overpayments received from government payers under the Medicare and Medicaid programs within 60 days of identification. Failure to identify and return such overpayments exposes the provider or supplier to liability under federal false claims laws. These billing complexities, and the related uncertainty in obtaining payment for our tests, could negatively affect our revenue and cash flow, our ability to sustain profitability, and the consistency and comparability of our results of operations.

We rely on third-party providers to transmit claims to payers, and any delay in transmitting claims could have an adverse effect on our revenue.

While we manage the overall processing of claims, we rely on third-party providers to ascertain insurance eligibility, obtain prior authorizations, obtain prior authorizations, transmit the actual claims to payers based on the specific payer billing format and process payments from approved claims. We have agreements governing the activities of our third-party contractors, however we have limited influence over their actual performance. We have previously experienced delays in prior authorizations and claims processing when our third-party provider made changes to its invoicing system, and again when it did not submit claims to payers within the timeframe we require. If prior authorizations and claims are not submitted to payers on a timely basis or are erroneously submitted, we may experience delays in our ability to process these claims, delays in the receipt of payments from payers, or the denial of claims for lack of timely submission. Additionally, if we choose to or are required to switch to a different provider to handle insurance eligibility, prior authorization or claim submissions, we may not be able to enter into arrangements with alternative third parties or do so on commercially reasonable terms or in a time frame acceptable to us. Any such delays or denials would have an adverse effect on our revenue and our business.

If our internal sales force is less successful than anticipated, our business expansion plans could suffer and our ability to generate revenue could be diminished.

Our Prosigna Breast Cancer Assay is sold to laboratories by our direct sales team and through distributors in certain countries. If our internal sales force and distributors are not successful or fails to gain traction among our customers, we may not be able to increase market awareness and sales of our molecular diagnostic tests and products. If we fail to establish our molecular diagnostic tests and products in the marketplace, it could have a negative effect on our ability to sell both current and subsequent molecular diagnostic tests and products, thereby hindering the desired expansion of our business.

Developing, commercializing and gaining reimbursement for new products involves a lengthy and complex process, and if we do not achieve our projected development, commercialization and reimbursement goals in the timeframes we announce and expect, our business may suffer, and our stock price may decline.

From time to time, we expect to estimate and publicly announce the anticipated timing of the accomplishment of various clinical and other product development goals. The actual timing of accomplishment of these targets could vary dramatically compared to our estimates, in some cases for reasons beyond our control. We cannot be certain that we will meet our projected targets, and the commercialization of our tests may be delayed or may not occur at all. If we do not meet our publicly announced targets, our stock price may decline, and our business may suffer.

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
•failure of analytical validation studies; or
•failure of clinical validation or clinical utility studies to support the effectiveness of the test.

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

In recent years, there have been numerous advances in technologies relating to diagnostics, particularly diagnostics that are based on genomic information. These advances require us to continuously develop our technology and to work to develop new solutions to keep pace with evolving standards of care. Our solutions could become obsolete unless we continually innovate and expand our product offerings to include new clinical applications. If we are unable to respond timely to technological, medical and scientific advances or develop new products or to demonstrate the applicability of our products for other diseases, our sales could decline, and our competitive position could be harmed.

Complying with numerous statutes and regulations pertaining to our business is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

Our operations are subject to other extensive federal, state, local, and foreign laws and regulations, all of which are subject to change. These laws and regulations currently include, among others:

•HIPAA, which established comprehensive federal standards with respect to the privacy and security of protected health information and requirements for the use of certain standardized electronic transactions, and amendments made to those standards in 2013 pursuant to the HITECH Act, which strengthened and expanded HIPAA privacy and security compliance requirements, increased penalties for violators, extended enforcement authority to state attorneys general, and imposed new requirements for breach notification;
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
•the Federal Physician Self-Referral Law (or the “Stark law” and state equivalents), which prohibits a physician from making a referral for certain designated health services covered by the Medicare program, including laboratory and pathology services, if the physician or an immediate family member has a financial relationship with the entity providing the designated health services, unless the financial relationship falls within an applicable exception to the prohibition;
•the Federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;
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

•the No Surprises Act and its implementing regulations, which prohibit an out-of-network provider from billing a patient at an amount in excess of the in-network cost sharing for services furnished with respect to a visit at certain in-network healthcare facilities, as well as various state laws restricting balance billing of patients;
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

In recent years U.S. Attorneys’ Offices have increased scrutiny of the healthcare industry, as have Congress, the Department of Justice, the Department of Health and Human Services’ Office of the Inspector General and the Department of Defense. These bodies have all issued subpoenas and other requests for information to conduct investigations of, and commenced civil and criminal litigation against, healthcare companies based on financial arrangements with health-care providers (including physicians and labs), regulatory compliance, product promotional practices and documentation, and coding and billing practices. Whistleblowers have filed numerous qui tam lawsuits against healthcare companies under the federal and state False Claims Acts in recent years, in part because the whistleblower can receive a portion of the government’s recovery under such suits. The scope for whistleblower rewards expanded in 2024 under the Department of Justice’s Corporate Whistleblower Awards Pilot Program, which allows a whistleblower to potentially receive an award for reporting healthcare fraud schemes targeting private insurers not subject to qui tam recovery under the False Claims Act.

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

If we use hazardous materials in a manner that causes contamination, infection or injury, we could be liable for resulting damages.

Our operations generate or require the use of regulated hazardous materials and biohazardous waste, including chemicals, biological agents, compounds and human samples. We are subject to federal, state and local laws, rules and regulations governing the use, discharge, storage, handling and disposal of biological material, chemicals and waste. We cannot eliminate the risk of accidental contamination, infection or injury to employees or third parties from the use, storage, handling or disposal of these materials. We rely on qualified licensed service providers for the disposal of these materials, and any mishandling could result in liability. In the event of contamination, infection or injury, we could be held liable for any resulting damages, remediation costs and any related penalties or fines, and any liability could exceed our resources or any applicable insurance coverage we may have. The cost of compliance with these laws and regulations may become significant, and our failure to comply may result in substantial fines or other business or reputational consequences, any of which could negatively affect our operating results.

Aspects of our international business expose us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.

Our business strategy currently includes international presence and expansion in select countries and may include developing and maintaining physician outreach and education capabilities outside of the United States, establishing agreements with laboratories, and expanding our relationships with international payers. For example, in 2021, we acquired HalioDx, an immuno-oncology diagnostics company that is based in Marseille, France, and operates globally. In addition, in 2024, we acquired C2i, an oncology diagnostics company based in Tel Aviv, Israel, with global operations. Doing business internationally involves a number of risks, including:

•multiple, conflicting and changing laws and regulations such as tax laws, privacy laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
•potential disruptions to the development and launch of additional products or services as a result of having technology and research and development operations in Israel, including disruptions related to maintaining key research and development employees in Israel and the potential impact of the escalating hostilities in the Middle East on operations and business continuity as well as Company personnel who are performing, or on reserve to perform, military services as a result of such conflict;
•failure by us to obtain regulatory approvals, authorizations, or certifications where required for the use of our solutions in various countries;
•complexities associated with managing multiple payer reimbursement regimes, rebate requirements, government payers or patient self-pay systems, including payers mandating additional evidence requirements for reimbursement consideration;
•disagreements, challenges, work stoppage, labor shortages, strikes or other labor unrest, and litigation, including with the French employee work council or French union;
•logistics and regulations associated with shipping tissue samples, including infrastructure conditions and transportation delays;
•challenges associated with establishing laboratory partners, including proper sample collection techniques, management of supplies, sample logistics, billing and promotional activities;
•difficulties in staffing and managing foreign operations;
•limits on our ability to penetrate international markets if we are not able to process tests locally;
•financial risks, such as longer payment cycles, difficulty in collecting from payers, the effect of local and regional financial crises, and exposure to foreign currency exchange rate fluctuations;
•changes in international trade policies, including tariffs, sanctions, or other import or export restrictions;
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

We have operations located in Israel, and conflict in the Middle East and any additional escalations of hostilities may cause interruption or suspension of this site without warning, or otherwise negatively impact the global economy or our business.

As part of the C2i Acquisition, we acquired assets and employees based in Israel. As of December 31, 2024, the conflicts in the Middle East have not impacted our operations. In January 2025, Israel and Hamas reached a temporary ceasefire agreement. However, we cannot predict the impact and outcome of the ceasefire agreement. The short and long-term implications of the Israel-Hamas war remains difficult to predict at this time, including the intensity, duration, and expansion of the war in other regions in the Middle East. The conflict has the potential to disrupt operations and business continuity, including physical damage or impaired access to Company facilities, offices, or technology and disruptions in access to electricity, gasoline, or water, as well as potential impact on our key employees located in Israel, such as the mobilization of employees who are members of the Israeli military reserves to active duty, disrupted communication with employees and restrictions on movement in areas subject to armed conflict. Additionally, a prolonged conflict may impact the global economy and result in, among other things, increased inflation, supply chain shortages and declines in economic growth. The war may also have the effect of heightening other risks to our business including, but not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; and constraints, volatility, or disruption in the capital markets, any of which could have a material adverse effect on our business and financial condition.

Our reliance on distributors for sales of our products outside of the United States, and on clinical laboratories for delivery of Prosigna testing services, could limit or prevent us from selling our products and impact our revenue.

We are a party to distribution agreements for the Prosigna IVD test kit in Europe, Asia and Latin America. Distributors may not commit the necessary resources to market and sell our products to the level of our expectations or may choose to favor marketing the products of our competitors. If current or future distributors do not perform adequately, or we are unable to enter into effective arrangements with distributors in particular geographic areas, we may not realize long-term international revenue growth. In addition, we do not provide testing services directly for the Prosigna IVD test kit and thus we are reliant on clinical laboratories to offer Prosigna testing services. These clinical laboratories may take longer than anticipated to begin offering Prosigna testing services. Furthermore, we intend to contract with additional clinical laboratories to offer Prosigna testing services, including physician-owned laboratories, and we may be unsuccessful in attracting and contracting with these new clinical laboratory providers. If current or future Prosigna testing service providers do not perform adequately, or we are unable to enter into contracts with more clinical laboratories to provide Prosigna testing services, we may not be successful in growing sales of Prosigna as a distributed kit and our future revenue prospects may be adversely affected.

Errors or defects in our products or services could harm our reputation, decrease market acceptance of our products or services or expose us to product liability claims, and we could face substantial liabilities that exceed our resources.

We have created and are continuing to create new tests, products and services, many of which are initially based on novel technologies. Our tests and products may contain undetected errors or defects that are not identified until after they are first introduced to the market. As all of our tests, products and services progress, we or others may determine that we made unintended scientific or technological mistakes or omissions. Furthermore, the testing processes utilize a number of complex and sophisticated biochemical, informatics, optical and mechanical processes, many of which are highly sensitive to external factors and variation between testing runs. Refinements to our processes may initially result in unanticipated issues that reduce efficiency or increase variability. In particular, sequencing, which is a key component of these processes, could be inefficient with higher-than-expected variability. This could increase total sequencing costs and reduce the number of samples we can process in a given time period, which may negatively impact customer turnaround time. Additionally, our laboratory operations could result in any number of errors or defects. Our quality assurance system or product development processes may fail to prevent us from inadvertent problems with samples, sample quality, lab processes including sequencing, software, data upload or analysis, raw materials, reagent manufacturing, assay quality or design, or other components or processes. Moreover, our assays may have quality or design errors, and we may have inadequate procedures or instrumentation to process samples, assemble our proprietary primer mixes and commercial materials, upload and analyze data, or otherwise conduct our laboratory operations. Additionally, the marketing, sale and use of our current or future tests could lead to product liability claims if someone were to allege that the tests failed to perform as they were designed or marketed. We may also be subject to liability for errors in the results we provide to physicians or for a misunderstanding of, or inappropriate reliance upon, the information we provide. Our Afirma classifiers are performed on FNA samples that are diagnosed as indeterminate by standard cytopathology review. We report results as benign or suspicious to the prescribing physician. Under certain circumstances, we might report a result as benign that later proves to have been malignant. This could be the result of the physician having poor nodule sampling in collecting the FNA, performing the FNA on a different nodule than the one that is malignant or failure of the classifier to perform as intended. We may also be subject to similar types of claims related to our Decipher Prostate, Prosigna, Envisia, and Decipher Bladder tests, as well as tests we may develop or acquire in the future, including MRD.

Additionally, with respect to the manufacturing of our IVD test kits, we have addressed and must continue to address any quality issues associated with our products, including in our engineering, design, manufacturing and delivery processes, as well as issues with third-party raw materials or components included in our products. Furthermore, quality and performance issues may increase as we continue to introduce new tests and rapidly scale up manufacturing to meet demand. Although we have established internal procedures to minimize risks that may arise from product quality issues, there can be no assurance that we will be able to eliminate or mitigate occurrences of these issues and associated liabilities.

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

We continue to integrate AI and machine learning to detect pathology features and support genomic variant identification. Issues relating to the use of new and evolving technologies such as AI and machine learning may cause us to experience brand or reputational harm, competitive harm, legal liability, financial losses, and new or enhanced governmental or regulatory scrutiny. Furthermore, we may incur additional costs to resolve such issues if they arise. As with many innovations, AI presents risks and challenges that could undermine or slow its adoption, and therefore harm our business. For example, perceived or actual technical, legal, regulatory, compliance, privacy, security, ethical (including algorithmic bias) or other issues relating to the use of AI may cause public confidence in AI to be undermined, which could slow our customers’ adoption of our products and services that use AI. In addition, litigation or government regulation related to the use of AI may also adversely impact our and others’ abilities to develop and offer products that use AI, as well as increase the cost and complexity of doing so. Developing, testing and deploying AI components in our product offerings may also increase the cost profile of our product offerings due to the nature of the computing costs involved in such AI systems, which could impact our product margin and adversely affect our business and operating results. Further, market demand and acceptance of AI technologies are uncertain, and we may be unsuccessful in our product development efforts.

Security breaches, loss of data and other disruptions to our or our third-party service providers' data systems could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we and our third-party service providers collect and store sensitive data, including legally protected health information, other personally identifiable information, credit card information, intellectual property, and our proprietary business and financial information. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems and cloud-based data center systems. We face a number of risks related to our protection of, and our service providers’ protection of, this critical information, including loss of access, blocked access, inappropriate disclosure and inappropriate access, as well as risks associated with our ability to identify and audit such events. For example, cyberattacks, security breaches, computer viruses, malware and other incidents could cause misappropriation, loss or other unauthorized disclosure of confidential data, materials or information, including those concerning our customers and employees. Furthermore, system failures or outages could compromise our ability to protect sensitive information and prevent business interference, which could harm our ability to conduct business, delay our financial reporting, result in the loss of customers or harm our reputation. Such failures could materially adversely affect our operating results and financial condition.

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers, viruses, malware or otherwise breached due to employee error, malfeasance or other activities. Increasingly complex methods have been used in cyberattacks, including ransomware, phishing, structured query language injections, social engineering schemes, distributed denial-of-service attacks, or other emerging technologies, such as advanced forms of AI and quantum computing, and we may be unable to anticipate these techniques or implement adequate preventative measures. The risk of a security breach or disruption has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our information technology systems and those of our third-party providers, strategic partners and other contractors, subcontractors or consultants are also vulnerable to attack and damage or interruption from telecommunications or network failures, natural disasters, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. As a result of the continued hybrid working environment, we and our third-party service providers and partners may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities.

While we are not currently aware of any cybersecurity incidents having occurred that has materially affected us, the techniques used in cybersecurity attacks or breaches change frequently and often are not recognized until launched against a target. Consequently, we may experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. We can provide no assurance that we or our vendors will be able to detect, prevent or contain the effects of such attacks or other information security risks or threats in the future.

If such a cybersecurity event was to occur, our networks could be compromised and the information we store on those networks could potentially be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability, and penalties under federal, state, and international laws and regulations that protect the privacy and security of personal information, such as the HIPAA regulations and the EU General Data Protection Regulation, or GDPR. See “Risks associated with data privacy issues, including evolving laws, regulations and associated compliance efforts, may adversely impact our business and financial results.” Unauthorized access, loss or dissemination of such data also could disrupt our operations, including our ability to process tests, provide test results, bill payers or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process, and prepare company financial information, provide information about our tests and other patient and physician education and outreach efforts through our website, and manage the administrative aspects of our business, any of which could adversely affect our business, including by materially damaging our reputation.

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

The GDPR applies to our activities conducted from an establishment in the EU or related to products and services that we offer to EU users. The GDPR imposes compliance obligations applicable to our business, including accountability obligations requiring data controllers and processors to maintain a record of their data processing and implement policies as part of its mandated privacy governance framework. It also requires data controllers to be transparent and to disclose to data subjects how their personal data is to be used, protected, and shared; imposes limitations on retention of personal data; introduces mandatory data breach notification requirements; and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. Continued compliance with these obligations could cause us to change our business practices, and we risk financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements). In addition, the GDPR prohibits the transfer of personal data from the EEA to other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws unless a data-protective transfer mechanism has been put in place. On July 16, 2020, the CJEU issued a decision undermining the validity of the data-protective transfer mechanisms previously relied on, creating widespread uncertainty about compliance with the GDPR rules on data transfers to non-“adequate” jurisdictions which, at that time, included the United States. The European Commission announced in July 2023 that it had adopted a new adequacy decision with respect to the United States under a new regulatory structure known as the EU-US Data Privacy Framework. Although the EU-US Data Privacy Framework potentially provides additional regulatory certainty regarding data transfers from the EU to the U.S., it may still be challenged before the CJEU. In addition, the EU-US Data Privacy Framework is not automatically available to all companies, but instead requires a company to meet certain jurisdictional and procedural requirements in order to get the benefit of utilizing such framework as a data-protective transfer mechanism.

Additionally, while the CJEU generally confirmed the validity of the European Commission-approved SCCs as a personal data-protective transfer mechanism, it made clear that reliance on the SCCs alone may not necessarily be sufficient in all circumstances. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. In response to the CJEU decision, the European Commission has published revised SCCs, which we implemented in advance of the December 27, 2022 deadline. The revised SCCs are not to be relied on for data transfers to non-EEA entities subject to the GDPR, and we are waiting for further guidance on valid mechanisms for data transfers from the EEA to such entities. As a result, we may have to make certain operational changes, and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.

Following the United Kingdom’s withdrawal from the EEA and the EU, and the expiry of the transition period, companies processing the information of EU data subjects are now required to comply with both the GDPR and the GDPR as incorporated into United Kingdom national law, or UK GPDR. Under the UK GDPR, the Information Commissioner has the ability to separately fine up to the greater of £17.5 million or 4% of global turnover in certain circumstances. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision, and it remains under review by the Commission during this period. In December 2024, the UK government revived its attempts to amend the UK GDPR in a new Data (Use and Access) Bill. If passed, this may lead to additional compliance costs and could increase our overall risk. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. These developments may lead to additional costs and increase our overall risk exposure.

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

The CCPA established individual privacy rights for California consumers and places increased privacy and data security obligations on entities handling personal information of consumers or households. The CCPA was amended several times after its enactment, most recently by the CPRA, which, as of its effective date of January 1, 2023, gives California residents expanded privacy rights, including the right to opt out of certain personal information sharing, the use of “sensitive personal information,” and the use of personal information for automated decision-making or targeted advertising. The CCPA and CPRA provide for civil penalties and a private right of action for data breaches that are expected to increase data breach litigation. The CCPA and CPRA may increase our compliance costs and potential liability , and it remains unclear what, if any, further amendments will be made to this legislation or how it will be interpreted. Following the lead of California, several other states, including Colorado, Connecticut, Delaware, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New

Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah, and Virginia have each enacted laws similar to the CCPA/CPRA. The multiple layers of privacy law within the United States could increase our potential liability, increase our compliance costs, and adversely affect our business.

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

In addition, the interpretation and application of consumer, health-related and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory, and in flux. It is possible that these laws may be interpreted and enforced in a manner that we have not anticipated in designing our practices and compliance policies. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. We may be required to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Furthermore, the C2i Acquisition included acquiring personal data that may originate from, be processed in, or be transferred to and from, Israel, the EU and other jurisdictions. Our ability to process, use and transfer such personal data may be subject to Israel’s privacy and data protection laws including but not limited to Basic Law: Human Dignity and Liberty, 5752 -1992; the Protection of Privacy Law, 5741-1981 and the regulations promulgated thereunder, or the PPL, and the guidelines of the Israel Privacy Authority. The PPL was most recently amended in August 2024, to take effect in August 2025 as PPL, 5774-2024. Personal data acquired through the C2i Acquisition may be subject to third-party contractual restrictions, as well as privacy and data protection laws in additional jurisdictions. The additional layers of privacy laws in Israel, additional jurisdictions, and contractual requirements increases the complexity of our global data privacy and data protection compliance obligations and risks. This could increase our potential liability, compliance costs, and may adversely affect our business operations.

As privacy laws, regulations and standards continue to develop and evolve, we will likely need to review and amend the legal mechanisms by which we make and/ or receive personal data transfers to/in the United States and other countries outside of the EEA. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or commence enforcement actions, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services and/or the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

If we are unable to protect our intellectual property effectively, our business may be harmed.

We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage.

We apply for patents covering our products, services and technologies and uses thereof, as we deem appropriate; however, we may fail to apply for patents on important products, services or technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. Both the patent application process and the process of managing patents can be time consuming and expensive. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.

It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all. Even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or may not provide us with any competitive advantages. It is possible that others will design around our current or future patented technologies.

The patent positions of life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. We cannot predict the breadth of claims that may be allowed in or enforced in our patents or in third-party patents in the United States or elsewhere. Courts frequently render opinions in the biotechnology field that may affect the patentability of certain inventions or discoveries, including opinions that may affect the patentability of methods for analyzing or comparing nucleic acids.

In particular, the patent positions of companies engaged in the development and commercialization of genomic diagnostic tests, like our current tests and products, may be particularly uncertain. Various courts, including the U.S. Supreme Court, have rendered decisions that affect the scope of patentability of certain inventions or discoveries relating to certain diagnostic tests and related methods. These decisions state, among other things, that patent claims that recite laws of nature (for example, the relationship between blood levels of certain metabolites and the likelihood that a dosage of a specific drug will be ineffective or cause harm) are not themselves patent eligible subject matter. What constitutes a law of nature is uncertain, and it is possible that certain aspects of genomic diagnostics tests would be considered natural laws. Accordingly, the evolving case law in the United States may adversely affect our ability to obtain patents and may facilitate third-party challenges to any owned and licensed patents.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and we may encounter difficulties protecting and defending such rights in foreign jurisdictions. The legal systems of many other countries do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology and diagnostics, which may make it difficult for us to stop the infringement of our patents in such countries. Proceedings to enforce our patent rights in foreign jurisdictions may result in substantial cost and divert our efforts and attention from other aspects of our business.

European patent applications have the option, upon grant of a patent, of becoming a Unitary Patent, which are subject to the jurisdiction of the Unitary Patent Court, or UPC. Patents granted before the implementation of the UPC in June 2023 have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Our patents that remain under the jurisdiction of the UPC may be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who ratified the Unitary Patent Court Agreement. As the UPC is a new court system, there is only limited precedent for the court, increasing the uncertainty.

Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. We may not develop additional proprietary products, methods and technologies that are patentable.

In addition to pursuing patents on our technology, we apply for trademark protection on our commercial products; however, we have not registered certain of our trademarks in all of our potential geographic markets. If we apply to register these trademarks, our applications may not be allowed for registration in a timely fashion or at all, and our registered trademarks may not be maintained or enforced. In addition, opposition or cancellation proceedings may be filed against our trademark applications and registrations, and our trademarks may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would. If some other business in one of these markets already owns a trademark that is confusingly similar to one of our trademarks, we may be prohibited from entering that market under our trademark unless we re-brand our product in that location. Similarly, if we develop a new product line, there is no guarantee that one of our existing trademarks will be available as the brand for that new product line. Under those circumstances, we may incur the cost of developing a new trademark for this new product line.

We also take steps to protect our intellectual property and proprietary technology by entering into agreements, including confidentiality agreements, non-disclosure agreements, and intellectual property assignment agreements, with our employees, independent contractors, consultants, academic institutions, corporate partners, and, when needed, our advisors. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure. Further, we cannot be certain that such agreements have been entered into with all relevant parties, or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. If we are required to assert our rights against such parties, it may result in significant cost and distraction.

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

If we are unable to enforce or defend our intellectual property effectively, our business may be harmed.

Litigation may be necessary for us to enforce our patent and proprietary rights or to determine the scope, coverage, and validity of the intellectual property and proprietary rights of others. We may in the future initiate or become involved in legal proceedings against a third party to enforce a patent covering their tests, products or services. The outcome of such lawsuits, as well as any other litigation or proceeding, is inherently uncertain and might not be favorable to us. In addition, if we resort to legal proceedings to enforce our intellectual property rights or to determine the validity, scope, and coverage of the intellectual property or other proprietary rights of others, the proceedings may be burdensome and expensive, even if we were to prevail. Any litigation that may be necessary in the future may result in substantial costs and diversion of resources and may have a material adverse effect on our business, operating results or financial condition.

Additionally, our patents may be challenged by third parties, and we may not be successful in defending any challenges made against our patents or patent applications. Any successful third-party challenge to our patents may result in the unenforceability or invalidity of such patents. If we do not prevail in such proceedings, we may lose significant intellectual property protection for our tests, products or services, such that competitors could copy our tests, products or services.

We might not have been the first to make the inventions covered by each of our pending patent applications, and we might not have been the first to file patent applications for these inventions. To determine the priority of these inventions, we may have to participate in interference proceedings, derivation proceedings, or other post-grant proceedings at the U.S. Patent and Trademark Office, or similar proceedings in patent offices outside of the United States, that could result in substantial cost to us. The outcome of such proceedings can be difficult to predict. No assurance can be given that other patent applications will not have priority over our patent applications. In addition, the patent laws of the United States allow for various post-grant opposition proceedings, and their outcome can be difficult to predict. Furthermore, if third parties bring these proceedings against our patents, we may experience significant costs and management distraction defending our patents.

If we cannot license or maintain rights to use technologies on reasonable terms, our business may suffer.

We license third-party technology in our existing tests, products and services, and in the future, we may continue to license third-party technology to develop or commercialize new tests, products or services. In return for the use of a third-

party’s technology, we often agree to pay the licensor royalties based on sales of our solutions. Royalties are a component of cost of revenue and affect the margins on our solutions.

Our business may suffer if we are unable to enter into the necessary licenses on acceptable or reasonable terms, or at all. The licensing and acquisition of third-party intellectual property rights is a competitive area, and other companies may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These companies may have a competitive advantage over us due to their size, financial resources and greater commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us.

Even if we are able to obtain a license to intellectual property of interest, we may not be able to secure exclusive rights, in which case others could use the same rights and compete with us. We also may not have the right to control the preparation, filing and prosecution of patent applications, or to enforce patents licensed to us by third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business, and the licensor may fail to prevent infringement by third parties, or the licensed patents or other rights could be found to be invalid or unenforceable. Furthermore, if any necessary licenses are subsequently terminated, or if the licensors fail to abide by the terms of the license, such events could materially harm our business and results of operations.

We may be involved in litigation related to third party intellectual property, which may be time-intensive and costly and may adversely affect our business, operating results or financial condition.

There is a substantial amount of intellectual property litigation involving liquid biopsy technologies, including assays for detection or quantification of MRD in patients who have had cancer. We have received and may in the future receive notices of claims of direct or indirect infringement or misappropriation or misuse of other parties’ proprietary rights. Some of these claims may lead to litigation. We cannot assure that we will prevail in such actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets, infringement by us of third-party patents and trademarks or other rights, or the validity of our patents, trademarks or other rights, will not be asserted or prosecuted against us. We are aware of third-party patents and patent applications with claims related to our products, and there may be other relevant third-party patents or patent applications of which we are not aware. We cannot assure that our products do not, or will not, infringe third-party issued patents.

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

Parties making claims against us may be able to obtain injunctive or other relief, which may block our ability to manufacture, commercialize and sell products, and may result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and ongoing royalties, and obtain one or more licenses from third parties, or be prohibited from manufacturing, commercializing or selling certain products. We may not be able to obtain these licenses on acceptable or reasonable terms, if at all. We may incur substantial costs related to royalty payments for licenses obtained from third parties, which may negatively affect our financial results. See “If we cannot license rights to use technologies on reasonable terms, our business may suffer.”

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

With respect to trademarks, infringement litigation or threats of infringement litigation may require us to re-brand our product.

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

In addition, our agreements with some of our customers, suppliers, vendors or other entities with whom we do business require us to defend or indemnify these parties to the extent they become involved in infringement claims, including the types of claims described above. We may also voluntarily agree to defend or indemnify third parties in instances where we are not obligated to do so if we determine it would be important to our business relationships. If we are required or agree to defend or indemnify third parties in connection with any infringement claims, we may incur significant costs and expenses that may adversely affect our business, operating results, or financial condition.

Our ability to use our net operating loss carryforwards may be limited and may result in increased future tax liability to us.

We have incurred net losses in the past and may not sustain our level of profitability in the future. As of December 31, 2024, we had net operating loss, or NOL, carryforwards of approximately $605.4 million, $116.2 million and $318.8 million available to reduce future taxable income, if any, for federal, California and other state income tax purposes, respectively. The U.S. federal NOL carryforwards will begin to expire in 2034 while for state purposes, the NOL carryforwards begin to expire in 2025. In addition, as of December 31, 2024, we had foreign net operating loss carryforwards of approximately $63.7 million and $63.3 million available to reduce future taxable income, if any, for Canadian and French income tax purposes, respectively. The Canada net operating loss carryforwards will begin to expire in 2034, while for French purposes, the net operating losses will carryforward indefinitely. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Acts, or Tax Act, which was enacted in December 2017, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited.

To the extent that we generate any taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. We may be limited in the portion of NOL carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes, and federal tax credits to offset federal tax liabilities. Sections 382 and 383 of Internal Revenue Code limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The limitation could prevent a corporation from using some or all its NOL and tax credits before they expire within their normal 20-year lifespan, as it places a formula limit of how much NOL and tax credits a loss corporation can use in a tax year. In the event we have undergone an ownership change under Section 382 of the Internal Revenue Code, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to us.

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

Risks Related to Being a Public Company

If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our reported financial information and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal controls on an annual basis. If we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. We will need to maintain and enhance the systems, processes and documentation necessary to comply with Section 404 of the Sarbanes-Oxley Act as we grow, and we will require additional management and staff resources to do so. Additionally, even if we conclude our internal controls are effective for a given period, we may in the future identify one or more material weaknesses in our internal controls, in which case our management will be unable to conclude that our internal control over financial reporting is effective. We are also required to include an attestation report from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting annually. Further, because C2i was a private company and was not subject to audits of internal controls, the C2i Acquisition requires us to incorporate additional controls to the businesses acquired in the C2i Acquisition, which may be difficult, costly and time-consuming. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.

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
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;
•previously established that our board of directors is divided into three classes, with each class serving staggered three-year terms. However, beginning with our annual meeting of stockholders to be held in 2024, our board of directors is being declassified over a three-year period. Upon election, each class is now subject to an election for a term of one year expiring at the next succeeding annual meeting of stockholders;
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
•specify that no stockholder is permitted to cumulate votes at any election of directors; and
•require a super-majority of votes for the stockholders to amend certain of the above-mentioned provisions.

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law regulating corporate takeovers. Section 203 generally prohibits us from engaging in a business combination with an interested stockholder subject to certain exceptions.

We have never paid dividends on our capital stock, and we do not anticipate paying dividends in the foreseeable future.

We have never paid dividends on any of our capital stock and currently intend to retain any future earnings to fund the growth of our business. We may enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant. Any return to stockholders will therefore be limited to the appreciation of their stock. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

Our quarterly operating results may fluctuate significantly or may fall below our guidance or the expectations of investors or securities analysts for various reasons, including in response to the way we recognize revenue, our level of profitability and/or the amount of cash we generate, which may cause our stock price to fluctuate or decline.

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

In addition, we recognize test revenue upon delivery of the patient report to the prescribing physician based on the amount we expect to ultimately realize. We determine the amount we expect to ultimately realize based on payer reimbursement history, contracts, and coverage. Upon ultimate collection, the amount received is compared to the estimates and the amount accrued is adjusted accordingly. We cannot be certain as to when we will receive payment for our diagnostic tests, and we must appeal negative payment decisions, which delays collections. Should judgments underlying estimated reimbursement change or be incorrect at the time we accrued such revenue, our financial results could be negatively impacted in future quarters. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. In addition, these fluctuations in revenue may make it difficult for us, for securities analysts and for investors to accurately forecast our revenue and operating results and could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below expectations or our guidance, or if the guidance we provide is below the expectations of analysts or investors, the price of our common stock would likely decline.

General Risk Factors

Our operating results may be adversely affected by unfavorable macroeconomic and market conditions.

Our business or financial results may be adversely impacted by uncertain economic conditions, including: regional conflicts globally, turmoil in the global banking and finance system, adverse changes in interest rates, foreign currency exchange rates, tax laws or tax rates; inflation; a recession; the impact of disease outbreak; government shutdown; contraction in the availability of credit in the marketplace due to legislation or other economic conditions, which may potentially impair our ability to access the capital markets on terms acceptable to us or at all; and the effects of government initiatives to manage economic conditions. Many of the countries in which we operate, including the United States and those in Europe, have experienced and continue to experience uncertain economic conditions, including persistent inflation and volatile interest rates, resulting from global as well as local factors. For example, the war in Ukraine and the conflict in the Middle East have caused disruptions of the global supply chain and energy markets, and other ongoing implications of the wars may be difficult to predict and prepare for, including as it relates to our sites in Marseille, France and Haifa, Israel. The wars as well as actions taken by other countries, including new and stricter sanctions imposed by the United States and the European Union, and other countries and companies and organizations, could adversely affect the global economy and financial markets and thus could affect our business and results of operations, as well as the price of our common stock and our ability to raise additional capital when needed on acceptable terms.

Moreover, we cannot predict how future economic conditions will affect our customers, suppliers and distributors. Any negative impact on our critical customers, suppliers or distributors may also have an adverse impact on our results of operations or financial condition. A severe or prolonged economic downturn, could result in a variety of risks to our business, including weakened demand for our products and services and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our collaborators, possibly resulting in supply disruption, or cause delays in their payments to us. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Our business and the operations of our laboratories and manufacturing sites are subject to the risk of disruptions caused by pandemics, political events, war, terrorism, earthquakes, fire, power outages, severe weather, floods, and other catastrophic events.

War, terrorism, geopolitical uncertainties, including any developments or consequences of regional conflicts globally or related sanctions, trade restrictions, public health issues, natural disasters and other catastrophic events and the responses thereto may cause damage or disruption to the economy and commerce on a global, regional or country-specific basis, and could disrupt supply or delivery of, or demand for, our products. For example, the COVID-19 outbreak and emergence of variants had a negative effect on consumer confidence and spending, and other impacts, which adversely affected our business.

In addition, we perform all of the Afirma and the remaining Envisia genomic classifier testing at our laboratory in South San Francisco, California, near major earthquake faults known for seismic activity and in a region affected by wildfires. We perform our urology tests in our laboratory in San Diego, California in a region affected by wildfires and seismic activity. Our laboratory in Austin, Texas accepts and stores the majority of our Afirma FNA samples pending transfer to our California laboratory for genomic test processing. Our manufacturing facility in Marseille, France, has produced many of our Prosigna tests, as well as products for our IVD manufacturing services, and is subject to the risk of power outages resulting from constrained European energy supply.

The laboratories and equipment we use to perform our tests would be costly to replace and could require substantial lead time to replace and qualify for use if they became inoperable. Any of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding and power outages, which may lead to delays or render it difficult or impossible for us to perform our testing services for some period of time or to receive and store samples. Repeated or prolonged delays or the inability to perform our tests for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

We are exposed to risks associated with transactions denominated in foreign currency.

Changes in the value of the relevant currencies may affect the cost of certain items required in our operations and contractual agreements. Changes in currency exchange rates may also affect the relative prices at which we are able to sell products in the same market. Our revenue from international customers may also be negatively impacted. For example, as increases in the U.S. dollar relative to our international customers local currency could make our products more expensive, impacting our ability to compete. Most of our European sales are denominated in Euros, and if the U.S. dollar strengthens relative to the Euro, our results of operations may be adversely affected even where our underlying business is performing as anticipated. Our costs of materials from international suppliers may increase if, in order to continue doing business with us, they raise their prices as the value of the U.S. dollar decreases relative to their local currency. Foreign policies and actions regarding currency valuation could result in actions by the United States and other countries to offset the effects of such fluctuations. Recent global events and financial conditions have led to a high level of volatility in foreign currency exchange rates and that level of volatility may continue, which could adversely affect our business, financial condition, or results of operations.

We may be unable to raise additional capital on acceptable terms in the future, which could limit our ability to develop and commercialize new solutions and technologies and expand our operations, organically or inorganically.

We expect continued capital expenditures over the next few years as we expand our infrastructure, commercial operations and research and development activities. In addition, we may not be able to sustain our level of profitability and we may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. Further, incurring indebtedness could increasing our vulnerability to general economic downturns, competition and industry conditions; require the dedication of a substantial portion of our cash flow from operations to service our indebtedness; and inhibit our flexibility to plan for, or react to, changes in our business. The occurrence of any one of these events could have an adverse effect on our business, financial condition, operating results or cash flows. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish or license to a third-party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might be able to achieve more favorable terms. The trading prices for our common stock and other companies have been highly volatile, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression or other sustained adverse market event could materially and adversely affect our business and the value of our common stock. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to our company.

In 2023, the global banking system experienced turmoil, including the closure of Silicon Valley Bank, or SVB, where we had cash and cash equivalents and short-term investments at SVB or under SVB management. While the closure of SVB did not impact our ability to satisfy our operations and obligations and we have full access to funds that were previously held at SVB, there can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur again in the future. Our ongoing cash management strategy is to maintain diversity in our deposit accounts across financial institutions, but deposits in these institutions may exceed the amount of insurance provided on such deposits and there can be no assurance that this strategy will be successful. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, then our ability to access our cash and cash equivalents and short-term investments may be threatened, which could have a material adverse effect on our business and financial condition. Moreover, events such as the closure of large financial institutions, in addition to other global macroeconomic conditions, may cause further turbulence and uncertainty in the capital markets.

Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of amounts that have been accrued.

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

U.S. GAAP is subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in connection with adopting and implementing a new revenue recognition standard, FASB ASC Topic 606, Revenue from Contracts with Customers, management has made and will continue to make judgments and assumptions based on our interpretation of the new standard. The new revenue recognition standard is principle-based, and interpretation of those principles may vary from company to company based on their unique circumstances. We also adopted a new lease accounting standard, FASB ASC Topic 842, Leases, which involved significant judgment and assumptions, including the estimation of incremental borrowing rate used to discount our lease liabilities and the assessment of risks associated with the specific economic environment of our leased assets. It is possible that interpretation, industry practice and guidance may evolve as we work toward implementing these new accounting standards. If our assumptions change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of analysts and investors, resulting in a decline in the market price of our common stock.

Our consolidated financial statements are subject to change and if our estimates or judgments relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and related notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. In addition, when we acquire businesses, we make judgments about how best to account for their revenue, assets and liabilities in our consolidated financial statements. These judgments may be based on limited information, estimates and various assumptions, which we may revisit as we more fully integrate such businesses into our company. Critical accounting policies and estimates used in preparing our consolidated financial statements include those related to: revenue recognition;

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

There is an increasing focus from certain investors, employees, regulators and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance, or ESG, matters. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to corporate responsibility are inadequate. In addition, corporate responsibility criteria with respect to ESG could change, which could result in greater expectations of us and cause us to undertake more costly initiatives to satisfy such new criteria. For example, in 2023, California passed new climate bills governing disclosure of climate house gas emissions data, climate-related financial risks, and details around emissions-related claims and carbon offsets. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate and we may be subject to fines from regulatory authorities and may harm our reputation. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies. In addition, the SEC recently adopted a rule that requires climate disclosures in periodic and other filings with the SEC, which rule has been stayed pending the completion of a judicial review. To comply with this SEC rule, if such rule goes into effect in its current form, we will be required to establish additional internal controls, engage additional consultants and incur additional costs related to evaluating, managing and reporting on our environmental impact and climate-related risks and opportunities. If we fail to implement sufficient oversight or accurately capture and disclose on environmental matters, our reputation, business, operating results and financial condition may be materially adversely affected.

Furthermore, if our competitors’ corporate social responsibility performance is perceived to be better than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, employees and other stakeholders or our initiatives are not executed as planned, our reputation and business, results of operations, and financial condition could be adversely affected. In addition, in recent years “anti-ESG” sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions, and the current administration having recently issued an executive order opposing diversity equity and inclusion (“DEI”) initiatives in the private sector. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in us facing additional compliance obligations, becoming the subject of investigations and enforcement actions, or sustaining reputational harm.

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

Administrative Safeguards: We have implemented policies, security standards and procedures to ensure proper user and protection of our assets. We maintain cybersecurity risk insurance coverage to provide financial protection in the event a cybersecurity breach was to occur.

Education and Awareness: We provide regular, mandatory, and ongoing training and reinforcement for personnel regarding cybersecurity threats to help equip our personnel with tools to address such threats, and to communicate our evolving information security policies, standards, processes and practices.

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

Holders of Record

As of February 21, 2025, there were 16 holders of record of our common stock. Because many of our shares of common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our commons stock represented by these holders of record.

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

	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
Veracyte, Inc.	$100	$175	$148	$85	$99	$142
Nasdaq Global Market Index	$100	$144	$174	$117	$167	$215
Nasdaq Biotechnology Index	$100	$126	$126	$114	$119	$118

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read together with the consolidated financial statements and the related notes included in Item 8 of Part II of this Annual Report on Form 10-K. This discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth herein under the heading "Forward-Looking Statements and Market Data" and in the section entitled "Risk Factors" in Part I, Item 1A of this report, and in the other documents we file with the Securities and Exchange Commission. Historical results are not necessarily indicative of future results.

Overview

We are a global diagnostics company that empowers clinicians with the high-value insights they need to guide and assure patients at pivotal moments in the race to diagnose and treat cancer. Our high-performing tests enable clinicians to make more confident diagnostic, prognostic and treatment decisions. Insights from these tests help patients avoid unnecessary procedures and interventions and accelerate time to appropriate treatment, thereby improving outcomes for patients in our global markets.
In the United States, we currently offer tests in prostate cancer (Decipher Prostate), thyroid cancer (Afirma), breast cancer (Prosigna) and bladder cancer (Decipher Bladder). In addition, our Percepta Nasal Swab test is being run in our CLIA labs in support of clinical studies.
We serve global markets with two complementary models. In the United States, we offer LDTs through our centralized CLIA certified laboratories in South San Francisco and San Diego, California, supported by our cytopathology expertise in Austin, Texas. Additionally, primarily outside of the United States, we provide IVD tests to patients through distribution to laboratories and hospitals that can perform the tests locally. Our international distribution of IVDs is currently limited to our Prosigna test, however, in the future, we intend to offer Decipher Prostate and Percepta Nasal Swab as IVD tests. We believe our broad menu of advanced diagnostic tests, combined with our ability to deliver them globally, differentiates us in the diagnostics industry.
We are aiming to expand our role across the cancer continuum with the addition of minimal residual disease, or MRD assays. This will broaden our portfolio of tests to help monitor the success of a therapeutic or surgical intervention and support the determination of the best course of action for each patient.

Macroeconomic Factors

Recent macroeconomic factors, such as interest rate fluctuations and inflation in the United States and other markets, as well as volatility in the global banking and finance systems, have resulted in volatility in the capital and credit markets globally. Moreover, the continued fluctuation of the U.S. dollar compared to other currencies has impacted and may continue to impact our results of operations. We intend to continue to monitor macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions as appropriate. In addition, regional conflicts like those between Russia and Ukraine and in Israel may adversely impact our business and operating results. Finally, the ongoing conflict in the Middle East and related political, military and security conditions in and around Israel may disrupt our Israel business operations and employees that we acquired through the C2i Acquisition.

The extent of the impact of macroeconomic factors on our future liquidity and operational performance will depend on future developments and their impact on our customers' operations and our sales and renewal cycles. We may also be adversely affected by further changes in central bank policies and fluctuations in interest rates, rates of inflation, and changes in foreign currency exchange rates. See "Risk Factors" for further discussion.

Factors Affecting Our Performance

Reported Total Test Volume

Our performance currently depends on the number of tests that we perform and report as completed in our CLIA-certified laboratories and the number of Prosigna tests purchased by our customers, which we refer to as our reported total test volume. Factors impacting our reported total test volume include, but are not limited to:

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
•fluctuations in demand for our product test kits, including as a result of higher average selling prices and overall spending constraints across our industry; and
•our ability to obtain prior authorization or meet other requirements instituted by payers, benefit managers, or regulators necessary to be paid for our tests.

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

Integrating Acquisitions

Revenue growth, operational results and advances to our business strategy depends on our ability to integrate any acquisitions, such as our recent acquisitions of C2i and HalioDx, into our existing business and effectively scale their operations. The integration of acquired assets and other strategic transactions that we may pursue may impact our revenue growth, increase the cost of operations or may require management resources that otherwise would be available for ongoing development of our existing business.

New Product Development

A significant aspect of our business is our investment in research and development activities, including activities related to the development of new tests and the ongoing development of our IVD and MRD strategies. In addition to the development of new product candidates, we believe these studies are critical to gaining clinician adoption of new products and driving favorable coverage decisions by payors for such products.

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

Testing Revenue

We generally bill for testing services at the time of test completion, upon delivery of a patient report to the prescribing physician. We recognize revenue based on estimates of the amount that will ultimately be realized. In determining the amount to accrue for a delivered test, we consider factors such as payment history, payer coverage, whether there is a reimbursement contract between the payer and us, payment as a percentage of agreed upon rate (if applicable), amount paid per test and any current developments or changes that could impact reimbursement. These estimates require significant judgment by management. Actual results could differ from those estimates and assumptions. Upon ultimate collection, the amount received is compared to previous estimates and the amount accrued is adjusted accordingly.

Generally, cash we receive is collected within 12 months of the date the test is billed. We cannot provide any assurance as to when, if ever, or to what extent, any of these amounts will be collected. Notwithstanding our efforts to obtain payment for these tests, payers may deny our claims, in whole or in part, and we may never receive payment for these tests. Our ability to increase our testing revenue will depend on our ability to penetrate the market, obtain positive coverage policies from additional third-party payers, obtain reimbursement and/or enter into contracts with additional third-party payers for our current and new tests, and increase reimbursement rates for tests performed. Finally, should the judgments underlying our estimated reimbursement change, our accrued revenue and financial results could be negatively impacted in future periods.

We bill list price regardless of contract rate, but only recognize revenue from amounts that we estimate are collectible and meet our revenue recognition criteria. Revenue may not be equal to the billed amount due to a number of factors that we consider when determining revenue accrual rates, including differences in reimbursement rates, the amounts of patient co-payments and co-insurance, the existence of secondary payers, claims denials and the amount we expect to ultimately collect. Finally, when we increase our list price, it will increase the cumulative amounts billed but not positively impact accrued revenue. In addition, payer contracts generally include the right of offset and payers may offset payments prior to resolving disputes over tests performed.

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

Product Revenue

Our product revenue consists primarily of sales of the Prosigna breast cancer assay and related diagnostic kits and services. We recognize product revenue when control of the promised goods is transferred to our customers, in an amount that reflects the consideration expected to be received in exchange for those products. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer, either on its own or together with other resources that are readily available to the customer, and is separately identified in the contract. Performance obligations are considered satisfied once we have transferred control of a product to the customer, meaning the customer has the ability to use and obtain the benefit of the product. We recognize product revenue for satisfied performance obligations only when there are no uncertainties regarding payment terms or transfer of control. Shipping and handling costs incurred for product shipments are charged to our customers and included in product revenue. Revenue is presented net of the taxes that are collected from customers and remitted to governmental authorities.

Biopharmaceutical and Other Revenue

We enter into arrangements to license or provide access to our assets or services to third parties, including clinical and testing services, research and development, contract manufacturing and development, as well as other services. Such arrangements may require us to deliver various rights, data, services, manufactured diagnostic test kits, access and/or testing services to partner biopharmaceutical and other companies. The underlying terms of these arrangements generally provide for consideration paid to us in the form of nonrefundable fees; payments on delivery of data, test results or manufactured products; costs of service plus margin; performance milestone payments; expense reimbursements and possibly royalty and/or other payments. Net sales of data or other services to our customers are recognized in accordance with ASC 606 and are classified under biopharmaceutical and other revenue. Payments received that are not related to sales or services to a customer are recorded as offsets against research and development expense or cost of biopharmaceutical and other revenue in our consolidated statements of operations.

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

Timing of Our Research and Development Expenses

We incur a significant amount of expenses related to activities to secure clinical trial results in support of our testing and product development portfolio and on-market tests, as well as clinical validation and utilization studies. We also deploy state-of-the-art and costly genomic technologies in our discovery experiments, and our spending on these technologies may vary substantially from quarter to quarter. The timing of these research and development activities is difficult to predict, as is the timing of clinical trial enrollments and sample acquisitions. If a substantial number of clinical samples are acquired in a given quarter or if a high-cost experiment is conducted in one quarter versus the next, the timing of these expenses can affect our financial results. We conduct clinical studies to validate our new products, as well as on-going clinical studies to further the published evidence to support our commercialized tests. As these studies are initiated, start-up costs for each site can be significant and concentrated in a specific quarter. Spending on research and development, for both experiments and studies, may vary significantly by quarter depending on the timing of these various expenses.

Financial Overview

Revenue

Through December 31, 2024, we derived the majority of our revenue as testing revenue from the sale of Decipher Prostate and Afirma tests, delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of cash collection from the third-party payer and individual patients. Third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows for the years presented:

	Year Ended December 31,
	2024	2023	2022
Medicare	31%	31%	31%
UnitedHealthcare	13%	11%	11%
	44%	42%	42%

Cost of Testing Revenue

The components of our cost of testing revenue are sample collection kit costs, reagent expenses, compensation expense, license fees and royalties, depreciation, other expenses such as equipment and laboratory supplies, and allocations of facility and information technology expenses. Costs associated with performing tests are recorded as the test is processed regardless of whether and when revenue is recognized with respect to that test. As a result, our cost of testing revenue as a percentage of testing revenue may vary significantly from period to period because we may not recognize all revenue in the period in which the associated costs are incurred. We expect cost of testing revenue in absolute dollars to increase as the number of tests we perform increases. However, we expect that the cost per test will decrease over time due to leveraging fixed costs, efficiencies we may gain as test volume increases and process enhancements such as automation, and other cost reductions. As we introduce new tests, initially our cost of testing revenue will be high as we expect to run suboptimal batch sizes, run quality control batches, test batches, registry samples, and generally incur costs that may suppress or reduce gross margins. This will disproportionately increase our aggregate cost of testing revenue until we achieve processing efficiencies.

Cost of Product Revenue

Our cost of product revenue consists primarily of costs of purchasing diagnostic kit components, labor, installation, service and packaging and delivery costs. In addition, cost of product revenue includes royalty costs for licensed technologies included in our products. As our Prosigna test kits and any additional IVDs we produce are sold in various configurations with different number of tests, our product cost per test will continue to vary based on the specific kit configuration purchased by customers.

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

Research and Development

Research and development expenses include expenses incurred to collect clinical samples and conduct clinical studies to develop and support our products and pipeline, as well as develop future technology. These expenses consist of compensation expenses, direct research and development expenses such as laboratory supplies and costs associated with setting up and conducting clinical studies at domestic and international sites, professional fees, depreciation and amortization, other miscellaneous expenses and allocation of facility and information technology expenses. We expense all research and development costs in the periods in which they are incurred. We incurred a majority of our research and development expenses in the year ended December 31, 2023 in support of our early-stage products, including Percepta Nasal Swab, as well as the development of new IVD products and discovery. In the year ended December 31, 2024 our research and development expenses also included support for the development and validation of our MRD tests. Going forward, we expect to incur significant expense as we invest in the continued development of our innovation engine, early-stage products including our MRD tests, required clinical studies and the development of current IVD tests.

Selling and Marketing

Selling and marketing expenses consist of compensation expenses, direct marketing expenses, professional fees, other expenses such as travel and communications costs, as well as allocation of facility and information technology expenses. Our sales team of approximately 110 representatives is organized by business unit in the U.S., with separate teams calling on thyroid cancer and urologic cancer physicians. The business units have dedicated marketing support, as well as a marketing operations team that serves the commercial organization broadly. Prosigna sales outside of the U.S. are led by country managers and sales teams that call on laboratories and breast cancer oncologists with dedicated marketing support.

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

Critical Accounting Policies and Estimates

Our management's discussion and analysis of our financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates. In addition to our critical accounting policies below, see Note 2, Summary of Significant Accounting Policies, in the notes to our audited consolidated financial statements included elsewhere in this report.

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

Product Revenue

Our product revenue consists primarily of sales of the Prosigna breast cancer assay and related diagnostic kits and services. We recognize product revenue when control of the promised goods is transferred to our customers, in an amount that reflects the consideration expected to be received in exchange for those products. Shipping and handling costs incurred for product shipments are charged to our customers and included in product revenue. Revenues are presented net of the taxes that are collected from customers and remitted to governmental authorities.

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

Intangible Asset Amortization

We have acquired finite-lived and indefinite-lived intangible assets in business combinations. These intangible assets are measured at their respective fair values as of the acquisition date and are subject to potential adjustments within the measurement period, which may be up to one year from the acquisition dates. The fair values of the intangible assets are generally determined using income approaches such as the multi-period excess earnings method, the with-and-without method and the relief from royalty method. These income approaches are based on various estimates for each asset including the estimate of future cash flows including, revenue assumptions (such as projected testing volumes, growth rates), discount rates and the expected economic life/obsolescence factors of the respective assets. Our finite-lived intangible assets are being amortized using the straight-line method over their estimated useful lives of 5 to 15 years, based on management's estimate of the period over which their economic benefits will be realized, product life and patent life. Our in-process research and development, or IPR&D, is not amortized until it becomes commercially viable and placed in service. At the time when the IPR&D is placed in service, we will determine a useful life. We test these intangible assets for impairment on an annual basis or when events or circumstances indicate a reduction in the fair value below their carrying amounts.

Goodwill

Goodwill is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate that it may be impaired. Our goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. We have determined that we operate in a single segment and have a single reporting unit associated with the development and commercialization of diagnostic products. In the event we determine that it is more likely than not the carrying value of the reporting unit is higher than its fair value, quantitative testing is performed comparing recorded values to estimated fair values. If impairment is present, the impairment loss is measured as the excess of the recorded goodwill over its implied fair value. We perform our annual evaluation of goodwill during the fourth quarter of each fiscal year. There was no impairment recognized during the years ended December 31, 2024, 2023, or 2022.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is the change in stockholders’ equity from transactions and other events and circumstances other than those resulting from investments by stockholders and distributions to stockholders. Our comprehensive income (loss) includes our net income (loss) and gains and losses from the foreign currency translation of the assets and liabilities of our foreign subsidiaries.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023 (in thousands of dollars, except percentages and test volume)

	Year Ended December 31,
	2024	Change	%	2023
Revenue:
Testing revenue	$418,961	$92,419	28%	$326,542
Product revenue	13,650	(1,938)	(12)%	15,588
Biopharmaceutical and other revenue	13,153	(5,768)	(30)%	18,921
Total revenue	445,764	84,713	23%	361,051
Cost of revenue:
Cost of testing revenue	114,573	25,660	29%	88,913
Cost of product revenue	9,110	444	5%	8,666
Cost of biopharmaceutical and other revenue	12,384	(2,940)	(19)%	15,324
Intangible asset amortization - cost of revenue	11,552	(6,912)	(37)%	18,464
Total cost of revenue	147,619	16,252	12%	131,367
Gross profit	298,145	68,461	30%	229,684
Operating expenses:
Research and development	69,294	11,989	21%	57,305
Selling and marketing	95,434	(6,056)	(6)%	101,490
General and administrative	110,610	24,381	28%	86,229
Impairment of long-lived assets	3,368	(64,981)	(95)%	68,349
Intangible asset amortization - operating expenses	3,297	1,191	57%	2,106
Total operating expenses	282,003	(33,476)	(11)%	315,479
Income (loss) from operations	16,142	101,937	119%	(85,795)
Other income, net	9,602	419	5%	9,183
Income (loss) before income taxes	25,744	102,356	(134)%	(76,612)
Income tax provision (benefit)	1,606	3,814	(173)%	(2,208)
Net income (loss)	$24,138	$98,542	132%	$(74,404)
Other Operating Data:
Diagnostic tests reported	142,925	27,140	23%	115,785
Product tests sold	9,825	(1,367)	(12)%	11,192
Total test volume	152,750	25,773	20%	126,977

Depreciation and amortization expense	$23,459	$(3,729)	(14)%	$27,188
Stock-based compensation expense	$36,249	$2,760	8%	$33,489

Revenue

Revenue increased $84.7 million, or 23%, for the year ended December 31, 2024 compared to 2023. This was primarily due to a $92.4 million increase in testing revenue driven by a 23% volume increase and a 4% average selling price increase, partially offset by a $5.8 million decrease in our Biopharmaceutical and other revenue, as well as a $1.9 million decrease in our product revenue.

Testing revenue increased by $92.4 million, or 28%, driven by a $73.4 million increase in Decipher revenue and a $19.8 million increase in Afirma revenue. Testing volume increased by 23% driven by Decipher volume growing to over

80,000 tests, representing a year-over-year growth of 36%, additionally Afirma volume grew to over 61,000 tests or 12% growth over prior year.

Product revenue decreased $1.9 million for the year ended December 31, 2024 compared to 2023, driven primarily by lower demand for product test kits, largely as a result of supplier quality and supply chain issues.

Biopharmaceutical and other revenue decreased by $5.8 million for the year ended December 31, 2024 compared to 2023 driven primarily by the reduction of customer projects given overall spending constraints across the industry.

Comparison of revenue for the years ended December 31, 2023 and 2022 is included in Item 8 of Part II of the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 29, 2024.

Cost of revenue

Comparison of the years ended December 31, 2024 and 2023 was as follows (in thousands of dollars, except percentages):

	Year Ended December 31,
	2024	Change	%	2023
Cost of testing revenue:
Laboratory supplies and reagents expense	$54,378	$12,320	29%	$42,058
Sample collection expense	13,868	3,054	28%	10,814
Compensation expense	22,392	3,858	21%	18,534
Cytopathology services	5,931	1,113	23%	4,818
Depreciation and amortization	1,648	127	8%	1,521
Other expenses	4,568	532	13%	4,036
Allocations	11,788	4,656	65%	7,132
Total	$114,573	$25,660	29%	$88,913

Cost of product revenue:
Product costs	$3,369	$(2,993)	(47)%	$6,362
License fees and royalties	1,263	21	2%	1,242
Depreciation and amortization	1,337	1,021	323%	316
Other expenses	2,478	1,892	323%	586
Allocations	663	503	314%	160
Total	$9,110	$444	5%	$8,666

Cost of biopharmaceutical and other revenue:
Compensation expense	$6,015	$(1,732)	(22)%	$7,747
License fees and royalties	150	152	(7,600)%	(2)
Depreciation and amortization	212	(135)	(39)%	347
Other expenses	4,001	(1,266)	(24)%	5,267
Allocations	2,006	41	2%	1,965
Total	$12,384	$(2,940)	(19)%	$15,324

Cost of testing revenue increased $25.7 million, or 29%, for the year ended December 31, 2024 compared to 2023. The increase in cost of testing revenue is due to increased variable costs associated with supplies and reagents due to volume, higher staffing to support testing performance and the build out of infrastructure related to current and future growth expectations, primarily related to Decipher Prostate and Afirma tests.

Cost of product revenue is primarily related to sales of Prosigna test kits. Cost of product revenue increased $0.4 million, or 5%, for the year ended December 31, 2024 compared to the same period in 2023, driven by increased overhead and expenses related to the build out of our Marseille, France manufacturing site, partially offset by variable costs due to the lower volume of tests.

Cost of biopharmaceutical and other revenue includes labor costs, laboratory supplies and pass-through expenses incurred. Cost of biopharmaceutical and other revenue decreased by $2.9 million driven by reductions of staffing and variable expenses related to projects.

Comparison of cost of revenue for the years ended December 31, 2023 and 2022 are included in Item 8 of Part II of the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 29, 2024.

Research and development

Comparison of the years ended December 31, 2024 and 2023 was as follows (in thousands of dollars, except percentages):

	Year Ended December 31,
	2024	Change	%	2023
Research and development expense
Compensation expense	$37,068	$7,888	27%	$29,180
Direct research and development expense	19,237	6,319	49%	12,918
Depreciation and amortization	1,276	337	36%	939
Other expenses	4,969	(4,372)	(47)%	9,341
Allocations	6,744	1,817	37%	4,927
Total	$69,294	$11,989	21%	$57,305

Research and development expense increased $12.0 million, or 21%, for the year ended December 31, 2024 compared to 2023. The increase was primarily driven by compensation expense due to increased headcount and acquired expenses related to the C2i Acquisition, direct research and development expense related to our on-going development costs for our IVD and MRD strategies, as well as projects to enhance the efficiency of our laboratories. In addition to these development costs, the increase is partially driven by clinical studies including, but not limited to, furthering the support and clinical utility evidence of our Percepta Nasal Swab test, as well as our urology products. These investments were partially offset by the reduction in tech access fees recognized in 2023 under other expenses.

Comparison of research and development expense for the years ended December 31, 2023 and 2022 are included in Item 8 of Part II of the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 29, 2024.

Selling and marketing

Comparison of the years ended December 31, 2024 and 2023 was as follows (in thousands of dollars, except percentages):

	Year Ended December 31,
	2024	Change	%	2023
Selling and marketing expense:
Compensation expense	$67,662	$(7,224)	(10)%	$74,886
Direct marketing expense	6,283	861	16%	5,422
Other expenses	13,488	(1,096)	(8)%	14,584
Allocations	8,001	1,403	21%	6,598
Total	$95,434	$(6,056)	(6)%	$101,490

Selling and marketing expense decreased $6.1 million, or 6%, for the year ended December 31, 2024 compared to 2023. The decrease in compensation and other expense was primarily due to the decision to reduce the sales support for our Envisia test and a reversal of the stock-based compensation related to employee exits. Direct marketing expense increased primarily due to increased trade show events.

Comparison of selling and marketing expense for the years ended December 31, 2023 and 2022 are included in Item 8 of Part II of the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 29, 2024.

General and administrative

Comparison of the years ended December 31, 2024 and 2023 was as follows (in thousands of dollars, except percentages):

	Year Ended December 31,
	2024	Change	%	2023
General and administrative expense:
Compensation expense	$74,815	$11,046	17%	$63,769
Professional fees	30,396	7,179	31%	23,217
Information technology expense	12,264	4,668	61%	7,596
Occupancy costs	10,438	2,326	29%	8,112
Depreciation and amortization	4,092	605	17%	3,487
Contingent consideration	2,167	7,550	(140)%	(5,383)
Other expenses	5,640	(573)	(9)%	6,213
Allocations	(29,202)	(8,420)	41%	(20,782)
Total	$110,610	$24,381	28%	$86,229

General and administrative expense increased $24.4 million, or 28%, for the year ended December 31, 2024 compared to 2023. Compensation expense increased primarily due to expenses related to restructuring costs associated with the voluntary termination plan at our Marseille location, annual compensation increases and expenses related to the C2i Acquisition. Information technology and occupancy expenses increased primarily due to our C2i Acquisition, expansion of our facilities footprint to support testing growth and our Marseille site, and additional infrastructure build out. Contingent consideration increased $7.6 million primarily due to a $5.4 million reversal of contingent consideration expense recorded in 2023 related to our nCounter Analysis System acquisition. General and administrative expenses related to occupancy costs and information technology costs are allocated to general and administrative expense, selling and marketing expense, research and development expense, and cost of revenue based on the headcount and employee location.

Comparison of general and administrative expense for the years ended December 31, 2023 and 2022 are included in Item 8 of Part II of the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 29, 2024.

Impairment of long-lived assets

During the year ended December 31, 2024 impairment of long-lived assets was $3.4 million primarily from impairment charges associated with the HalioDx developed technology, customer relationships and customer backlog finite-lived intangible assets and impairment of right-of-use asset in relation to exiting the C2i Watertown, Massachusetts facility. Impairment of long-lived assets during the year ended December 31, 2023 was $68.3 million given charges associated with the nCounter Dx license finite-lived intangible asset, HalioDx biopharmaceutical services developed technology, customer relationships and customer backlog finite-lived intangible assets and impairment of right-of-use and fixed assets in relation to exiting the HalioDx Richmond, Virginia facility.

Comparison of impairment of long-lived assets expense for the years ended December 31, 2023 and 2022 are included in Item 8 of Part II of the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 29, 2024.

Other income, net

Other income, net, increased $0.4 million for the year ended December 31, 2024 compared to 2023, primarily due to an increase of $3.8 million of interest and dividend income, partially offset by an increased loss of $2.8 million related to unrealized foreign currency gain(loss).

Comparison of Other income, net, for the years ended December 31, 2023 and 2022 are included in Item 8 of Part II of the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 29, 2024.

Income tax expense

We recorded income tax expense of $1.6 million for the year ended December 31, 2024 and recorded income tax benefit of $2.2 million for the year ended December 31, 2023.

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

Liquidity and Capital Resources

As of December 31, 2024, we had cash and cash equivalents and short-term investments of $289.4 million. During 2024, our cash and cash equivalents and short-term investments increased by $73.0 million. Historically, we have obtained financing primarily through sales of our equity securities. Beginning in 2023, our operations have been financed primarily by cash flows generated by our revenue. For the year ended December 31, 2024, we had net income of $24.1 million, but we may not sustain profitability in future years. As of December 31, 2024, we had an accumulated deficit of $444.0 million.

We believe our existing cash and cash equivalents and short-term investments as of December 31, 2024, and cash flows generated by our revenue during the next 12 months will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the filing date of this report. We expect that our near- and longer-term liquidity requirements will continue to consist of costs to run our laboratories, research and development expenses, selling and marketing expenses, general and administrative expenses, working capital, capital expenditures, lease obligations, potential milestones associated with the C2i Acquisition, costs to fund our overseas operations, and general corporate expenses associated with the growth of our business. However, we may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to generate cash flows from our revenue to finance our cash requirements, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. If we are not able to secure additional financing when needed, or on terms that are favorable to us, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives, or forgo potential acquisitions or investments. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to us. Moreover, any instability in the global credit markets or the banking system may impact our liquidity both in the short term and long term.

Our material cash requirements include the following obligations:

Operating Leases

We lease office and laboratory facilities in South San Francisco and San Diego, California; Austin, Texas; Marseille, France; Richmond, Virginia; and Watertown, Massachusetts, and lease certain equipment under various non-cancelable lease agreements. The lease terms extend to March 2040 and contain extension of lease term and expansion options. As of December 31, 2024, the leases have a weighted average remaining lease term of 11.7 years and total future minimum lease payments of $94.6 million.

Supplies Purchase Commitments

During the second half of 2024, we strategically entered into longer purchase commitments to stabilize our supply chain, manage inventory risk, and secure optimal pricing for essential supplies. The increase in supplier purchase commitments also reflects the growth in our testing volume. As a result, non-cancelable purchase commitments totaled approximately $43.2 million as of December 31, 2024, compared to approximately $19.4 million at December 31, 2023.

Acquisition-Related Contingent Consideration

C2i Acquisition Contingent Consideration

Pursuant to the Agreement and Plan of Merger, dated as of January 5, 2024, by and among the Company, C2i, Canary Merger Sub I, Inc., a Delaware corporation and wholly owned subsidiary of the Company, Veracyte Diagnostics, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company, and Fortis Advisors LLC, as the C2i securityholders’ agent, or the Merger Agreement, we may be required to pay to certain noteholders of C2i up to an additional $20.0 million in cash or shares of our common stock, at our election, upon the achievement of certain milestones. During the three months ended December 31, 2024, one of the milestones was achieved resulting the payment of $5.0 million. As of December 31, 2024, we expect to achieve a portion or all of the remaining milestones contained in the Merger Agreement within the next 12 months, requiring payments totaling approximately $16.6 million.

nCounter Analysis System Acquisition Contingent Consideration

As part of our agreement to acquire the exclusive global diagnostic license to the nCounter Analysis System, we may be required to pay up to an additional $10.0 million in cash, contingent upon first achievement or occurrence, by us or on our behalf, of the commercial launch of the first, second and third diagnostic tests for use on the nCounter multiplex analysis system. As of December 31, 2024, the achievement of one of the milestones is forecasted to occur within the next 12 months, requiring payments totaling $3.5 million.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2024, 2023 and 2022 (in thousands of dollars):

	Years Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$75,096	$44,222	$7,535
Net cash provided by (used in) investing activities	(56,275)	15,112	(29,387)
Net cash provided by financing activities	4,904	2,837	3,494

Cash Flows from Operating Activities

Cash provided by operating activities for the year ended December 31, 2024 was $75.1 million. The net income of $24.1 million includes non-cash charges of $36.2 million of stock-based compensation expense, $23.5 million of depreciation and amortization, of which $14.8 million was related to intangible asset amortization, $3.4 million tied to the impairment of long-lived assets, $2.2 million from the revaluation of contingent consideration, and noncash lease expense of $5.0 million. Cash used as a result of changes in operating assets and liabilities was $21.3 million, primarily comprising an increase in accounts receivable of $6.4 million, an increase in supplies and inventory of $5.9 million, a decrease in operating lease liability of $5.4 million, a decrease in accounts payable of $4.3 million, an increase in other assets of $1.6 million, and an increase in prepaid expense and other current assets of $1.3 million, partially offset by an increase in accrued liabilities of $3.5 million.

Cash provided by operating activities for the year ended December 31, 2023 was $44.2 million. The net loss of $74.4 million includes non-cash charges of $68.3 million tied to the impairment of long-lived assets, $33.1 million of stock-based compensation expense, $27.2 million of depreciation and amortization, of which $20.6 million was related to intangible asset amortization, $5.4 million from the revaluation of contingent consideration, and noncash lease expense of $4.2 million. Cash used as a result of changes in operating assets and liabilities was $4.2 million, primarily comprising a decrease in operating lease liability of $4.3 million, an increase in supplies and inventory of $1.7 million, a decrease in accrued liabilities of $0.7 million, an increase in prepaid expense and other current assets of $0.5 million, and an increase in other assets of $0.8 million, partially offset by a decrease in accounts receivable of $3.9 million.

Cash provided by operating activities for the year ended December 31, 2022 was $7.5 million. The net loss of $36.6 million includes non-cash charges of $26.7 million of stock-based compensation expense, $25.9 million of depreciation and amortization, of which $21.4 million was related to intangible asset amortization, $3.3 million of impairment of intangible asset, noncash lease expense of $3.3 million, and $0.5 million of foreign currency loss. Cash used as a result of changes in operating assets and liabilities was $16.4 million, primarily comprising an increase in accounts receivable of $4.5 million, a decrease in accrued liabilities of $3.9 million, a decrease in operating lease liability of $3.4 million, an increase in supplies and inventory of $3.0 million, and an increase in other assets of $3.0 million, partially offset by a decrease in prepaid expense and other current assets of $1.4 million.

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2024 was $56.3 million consisting of $50.0 million from the purchase of short-term investments and $11.3 million used in the acquisition of property and equipment, offset by $5.0 million net cash acquired from C2i excluding post-close transactions costs.

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

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2024 was $4.9 million, consisting of $20.0 million in proceeds from the exercise of options to purchase our common stock and purchase of stock under our Employee Stock Purchase Plan, or ESPP, partially offset by $10.6 million in tax payments during the period related to the vesting of restricted stock units granted to employees and $4.5 million in payment of contingent consideration.

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

Cash provided by financing activities for the year ended December 31, 2022 was $3.5 million, consisting of $7.9 million in proceeds from the exercise of options to purchase our common stock and purchase of stock under our ESPP, partially offset by $3.2 million in tax payments during the period related to the vesting of restricted stock units granted to employees and $1.3 million in payment of long-term debt.

Recently issued accounting pronouncements

For a discussion of recent accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, in the notes to our audited consolidated financial statements included elsewhere in this report.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents and short-term investments of $289.4 million as of December 31, 2024 which consisted of bank deposits, money market funds and United States treasury securities. Such interest-bearing instruments carry a degree of risk; however, as of December 31, 2024, a hypothetical 10% change in interest rates would not have had a material impact on our consolidated financial statements. This analysis is based on a sensitivity model that measures market value changes when changes in interest rates occur. Any realized gains or losses resulting from such interest rate changes and from the current unrealized gains or losses would only occur if we sold the investments prior to maturity. We do not enter into investments for trading purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Foreign Currency Risk

As of December 31, 2024, we held $3.6 million of bank deposits denominated in Euros. Such Euro denominated deposits carry a degree of risk from changes in currency exchange rates as the gains or losses from changes in exchange rates are included in our net income (loss) and comprehensive income (loss). As of December 31, 2024 a hypothetical 10% appreciation or depreciation of the U.S. dollar relative to the Euro would not have had a material impact on our consolidated financial statements. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency risk.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Veracyte, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Veracyte, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Veracyte, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

Revenue from testing
Description of the Matter
During the year ended December 31, 2024, the Company’s revenue from testing was approximately $419.0 million. As discussed in Note 2, the Company’s testing revenue is recognized upon the delivery of test results to the physician. As most tests requested by customers are sold based on a physician requisition form without further written terms and conditions, the Company determined an implied contract exists with its customers and estimates variable consideration to be received for the services. Management estimates variable consideration based on historical reimbursement data from third-party commercial and governmental payers and patients, as well as known or anticipated reimbursement trends not reflected in historical data.

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

Our audit procedures included, among others, evaluating the methodology used, understanding and testing the significant assumptions described above, and testing the underlying data used by the Company, including the completeness and accuracy of historical data. We compared the significant assumptions and inputs used by management to the Company’s third-party payer collection trends and other relevant factors. We tested historical cash receipts from payers by test type used in the estimate by agreeing selections to supporting documentation such as cash collections and proof of delivery, as applicable. We also assessed and tested management’s review of differences between prior period reimbursement rates and actual cash collections and evaluated how those differences were factored into management’s estimate of current period reimbursement rates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

San Diego, California
February 27, 2025

VERACYTE, INC.

Consolidated Balance Sheets

(in thousands, except share and par value amounts)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$239,087	$216,454
Short-term investments	50,354	—
Accounts receivable	46,525	40,378
Supplies and inventory	21,750	16,128
Prepaid expenses and other current assets	14,551	12,661
Total current assets	372,267	285,621
Property, plant and equipment, net	22,953	20,584
Right-of-use assets, operating leases	48,189	10,277
Intangible assets, net	102,301	88,593
Goodwill	745,800	702,984
Restricted cash	1,544	876
Other assets	6,981	5,971
Total assets	$1,300,035	$1,114,906
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,634	$12,943
Accrued liabilities	43,826	38,427
Current portion of deferred revenue	1,673	2,008
Current portion of acquisition-related contingent consideration	16,981	2,657
Current portion of operating lease liabilities	7,500	5,105
Current portion of other liabilities	19	101
Total current liabilities	78,633	61,241
Deferred tax liability	1,227	734
Acquisition-related contingent consideration, net of current portion	561	518
Operating lease liabilities, net of current portion	43,237	7,525
Other liabilities	411	786
Total liabilities	124,069	70,804
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 77,772,678 and 73,264,738 shares issued and outstanding as of December 31, 2024 and 2023, respectively	78	73
Additional paid-in capital	1,655,961	1,536,168
Accumulated deficit	(443,983)	(468,121)
Accumulated other comprehensive loss	(36,090)	(24,018)
Total stockholders' equity	1,175,966	1,044,102
Total liabilities and stockholders' equity	$1,300,035	$1,114,906

The accompanying notes are an integral part of these consolidated financial statements.

VERACYTE, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Testing revenue	$418,961	$326,542	$250,544
Product revenue	13,650	15,588	12,632
Biopharmaceutical and other revenue	13,153	18,921	33,360
Total revenue	445,764	361,051	296,536

Cost of revenue:
Cost of testing revenue	114,573	88,913	75,317
Cost of product revenue	9,110	8,666	7,820
Cost of biopharmaceutical and other revenue	12,384	15,324	18,445
Intangible asset amortization - cost of revenue	11,552	18,464	19,273
Total cost of revenue	147,619	131,367	120,855
Gross profit	298,145	229,684	175,681
Operating expenses:
Research and development	69,294	57,305	40,603
Selling and marketing	95,434	101,490	97,560
General and administrative	110,610	86,229	73,200
Impairment of long-lived assets	3,368	68,349	3,318
Intangible asset amortization - operating expenses	3,297	2,106	2,081
Total operating expenses	282,003	315,479	216,762
Income (loss) from operations	16,142	(85,795)	(41,081)
Other income, net	9,602	9,183	4,654
Income (loss) before income taxes	25,744	(76,612)	(36,427)
Income tax provision (benefit)	1,606	(2,208)	133
Net income (loss)	$24,138	$(74,404)	$(36,560)
Earnings (loss) per share:
Basic	$0.32	$(1.02)	$(0.51)
Diluted	$0.31	$(1.02)	$(0.51)
Shares used to compute earnings (loss) per common share:
Basic	76,484,759	72,644,487	71,549,204
Diluted	78,163,217	72,644,487	71,549,204

The accompanying notes are an integral part of these consolidated financial statements.

VERACYTE, INC.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$24,138	$(74,404)	$(36,560)
Other comprehensive income (loss):
Change in currency translation adjustments	(12,072)	7,328	(16,263)

Net comprehensive income (loss)	$12,066	$(67,076)	$(52,823)

The accompanying notes are an integral part of these consolidated financial statements.

VERACYTE, INC.

Consolidated Statements of Stockholders' Equity

(in thousands)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2021	71,123	$71	$1,468,683	$(357,157)	$(15,083)	$1,096,514
Issuance of common stock on exercise of stock options and vesting of restricted stock units	681	1	4,193	—	—	4,194
Issuance of common stock under employee stock purchase plan (ESPP)	155	—	3,748	—	—	3,748
Tax portion of vested restricted stock units	—	—	(3,167)	—	—	(3,167)
Stock-based compensation expense (employee)	—	—	24,781	—	—	24,781
Stock-based compensation expense (non-employee)	—	—	11	—	—	11
Stock-based compensation expense (ESPP)	—	—	1,942	—	—	1,942
Net loss	—	—	—	(36,560)	—	(36,560)
Comprehensive loss	—	—	—	—	(16,263)	(16,263)
Balance at December 31, 2022	71,959	72	1,500,191	(393,717)	(31,346)	1,075,200
Issuance of common stock on exercise of stock options and vesting of restricted stock units	1,160	1	6,424	—	—	6,425
Issuance of common stock under ESPP	146	—	3,153	—	—	3,153
Tax portion of vested restricted stock units	—	—	(6,741)	—	—	(6,741)
Stock-based compensation expense (employee)	—	—	31,494	—	—	31,494
Stock-based compensation expense (ESPP)	—	—	1,647	—	—	1,647
Net loss	—	—	—	(74,404)	—	(74,404)
Comprehensive income	—	—	—	—	7,328	7,328
Balance at December 31, 2023	73,265	73	1,536,168	(468,121)	(24,018)	1,044,102
Issuance of common stock and options for acquisition	2,698	3	74,142	—	—	74,145
Issuance of common stock on exercise of stock options and vesting of restricted stock units	1,672	2	17,105	—	—	17,107
Issuance of common stock under ESPP	138	—	2,886	—	—	2,886
Tax portion of vested restricted stock units	—	—	(10,589)	—	—	(10,589)
Stock-based compensation expense (employee)	—	—	34,919	—	—	34,919
Stock-based compensation expense (ESPP)	—	—	1,330	—	—	1,330
Net income	—	—	—	24,138	—	24,138
Comprehensive loss	—	—	—	—	(12,072)	(12,072)
Balance at December 31, 2024	77,773	$78	$1,655,961	$(443,983)	$(36,090)	$1,175,966

  The accompanying notes are an integral part of these consolidated financial statements.

VERACYTE, INC.

Consolidated Statements of Cash Flows

(in thousands of dollars)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net income (loss)	$24,138	$(74,404)	$(36,560)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,459	27,188	25,928
Loss on disposal of property, plant and equipment	202	271	206
Stock-based compensation	36,249	33,141	26,734
Deferred income taxes	(233)	(3,839)	133
Interest on end-of-term debt obligation	—	—	161
Noncash lease expense	4,955	4,158	3,320
Revaluation of acquisition-related contingent consideration	2,167	(5,383)	154
Impairment loss	3,368	68,349	3,318
Effect of foreign currency on operations	2,110	(1,096)	522
Changes in operating assets and liabilities:
Accounts receivable	(6,405)	3,887	(4,495)
Supplies and inventory	(5,871)	(1,694)	(3,011)
Prepaid expenses and other current assets	(1,296)	(458)	1,390
Other assets	(1,576)	(758)	(3,049)
Operating lease liability	(5,407)	(4,330)	(3,448)
Accounts payable	(4,305)	(134)	152
Accrued liabilities and deferred revenue	3,541	(676)	(3,920)
Net cash provided by operating activities	75,096	44,222	7,535
Investing activities
Purchase of short-term investments	(50,000)	(19,700)	(33,519)
Proceeds from sale of short-term investments	—	39,773	—
Proceeds from maturity of short-term investments	—	5,000	12,681
Acquisition of C2i, net of cash acquired	5,012	—	—
Purchases of property, plant and equipment	(11,287)	(9,961)	(8,549)
Net cash provided by (used in) investing activities	(56,275)	15,112	(29,387)
Financing activities
Payment of contingent consideration for acquisition	(4,500)	—	—
Payment of long-term debt	—	—	(1,281)
Payment of taxes on vested restricted stock units	(10,589)	(6,741)	(3,167)
Proceeds from the exercise of common stock options and employee stock purchases	19,993	9,578	7,942
Net cash provided by financing activities	4,904	2,837	3,494
Increase (decrease) in cash, cash equivalents and restricted cash	23,725	62,171	(18,358)
Effect of foreign currency on cash, cash equivalents and restricted cash	(424)	163	(592)
Net increase (decrease) in cash, cash equivalents and restricted cash	23,301	62,334	(18,950)
Cash, cash equivalents and restricted cash at beginning of year	217,330	154,996	173,946
Cash, cash equivalents and restricted cash at end of year	$240,631	$217,330	$154,996

Supplementary cash flow information of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,186	$966	$—
Supplementary cash flow information:
Cash paid for interest on debt	$—	$—	$9
Cash paid for tax	$2,236	$1,697	$570

Cash, Cash Equivalents and Restricted Cash:

	December 31,
	2024	2023	2022
Cash and cash equivalents	$239,087	$216,454	$154,247
Restricted cash	1,544	876	749
Total cash, cash equivalents and restricted cash	$240,631	$217,330	$154,996

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

Veracyte was incorporated in the state of Delaware on August 15, 2006, as Calderome, Inc. Calderome, Inc. operated as an incubator until early 2008. On March 4, 2008, the Company changed its name to Veracyte, Inc. The Company’s headquarters are in South San Francisco, California, and it also has operations in San Diego, California, Austin, Texas, Marseille, France, and Haifa, Israel.

The Company currently offers tests in prostate cancer (Decipher Prostate); thyroid cancer (Afirma); breast cancer (Prosigna); and bladder cancer (Decipher Bladder). In addition, the Company’s Percepta Nasal Swab test is being run in its Clinical Laboratory Improvement Amendments of 1988, or CLIA, certified lab in support of clinical studies.

The Company serves global markets with two complementary models. In the United States, it offers laboratory developed tests, or LDTs, through its centralized, CLIA certified laboratories in South San Francisco and San Diego, California, supported by its cytopathology expertise in Austin, Texas. Additionally, primarily outside of the United States, the Company provides its Prosigna test to patients through distribution to laboratories and hospitals that can perform the tests locally as an in vitro diagnostic, or IVD, test.

In February 2024, the Company acquired C2i Genomics, Inc., a minimal residual disease, or MRD, detection company. Refer to Note 4, Business Combination, for additional information.

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

Reclassifications

Certain prior period balances have been reclassified to conform to current period presentation of the Company’s consolidated financial statements and accompanying notes. Such reclassifications have no effect on previously reported results of operations, accumulated deficit, subtotals of operating, investing or financing cash flows or consolidated balance sheet totals; however, for the years ended December 31, 2023 and 2022, the Company reclassified $18.5 million and $19.3 million, respectively, of amortization of intangible assets from the intangible asset amortization - operating expense caption in the consolidated statements of operations to a separate caption, intangible asset amortization - cost of revenue, within a new cost of revenue section.

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

Liquidity

Historically, the Company has been financed primarily through net proceeds from the sale of its equity securities. Beginning in 2023, the Company's operations have been financed primarily by cash flows generated by its revenue. For the year ended December 31, 2024, the Company had net income of $24.1 million, but may not sustain profitability for 2025 and in future years. The Company believes its cash and cash equivalents and short-term investments of $289.4 million as of December 31, 2024, and its revenue from sales in 2025 will be sufficient to meet its anticipated cash requirements through at least February 2026.

Concentrations of Credit Risk and Other Risks and Uncertainties

The majority of the Company’s cash and cash equivalents are deposited with three major financial institutions in the United States. Deposits in these institutions may exceed the amount of insurance provided on such deposits. The Company has not realized any losses on its deposits of cash and cash equivalents other than exchange rate losses related to foreign currency denominated accounts.

Several of the components of the Company's sample collection kits and CLIA test reagents, IVD products and associated systems, as well as the systems service and service kits, are obtained from single-source suppliers. If these single-source suppliers fail to satisfy the Company's requirements on a timely basis, or are unable to provide the Company with reagents that perform to specifications, the Company could suffer delays in being able to deliver its diagnostic solutions, suffer a possible loss of revenue, or incur higher costs, any of which could adversely affect its operating results.

Through December 31, 2024, the Company has derived most of its revenue from the sale of Decipher Prostate and Afirma testing. To date, Decipher Prostate and Afirma testing have been delivered primarily to physicians in the United States.

The Company is also subject to credit risk from its accounts receivable related to its sales. Credit risk for accounts receivable from testing revenue is incorporated in testing revenue accrual rates as the Company assesses historical collection rates and current developments to determine accrual rates and amounts the Company will ultimately collect. The Company generally does not perform evaluations of customers’ financial condition for testing revenue and generally does not require collateral. The Company assesses credit risk and the amount of accounts receivable the Company will ultimately collect for product, biopharmaceutical and other revenue based on collection history, current developments and credit worthiness of the customer. The estimate of credit losses is not material as of December 31, 2024.

The Company's total third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Year Ended December 31,
	2024	2023	2022
Medicare	31%	31%	31%
UnitedHealthcare	13%	11%	11%
	44%	42%	42%

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

The Company's significant third-party payers in excess of 10% of total accounts receivable and their related accounts receivable balance as a percentage of total accounts receivable were as follows:

	As of December 31,
	2024	2023
Medicare	16%	20%
UnitedHealthcare	12%	7%

Cash Equivalents

The Company considers demand deposits in a bank, money market funds and highly liquid investments with maturities at the time of purchase of three months or less to be cash equivalents.

Short-Term Investments

The Company's short-term investments consist of United States treasury securities and time deposits with a bank with maturities at the time of purchase that were between three months and one year. The Company classifies these investments as held-to-maturity debt securities, which are reported at amortized cost. Discounts or premiums from the purchase of the securities are recognized as a component of interest income in other income (loss), net in the consolidated statements of operations. Investments are initially recorded net of an allowance for expected credit losses, if any, which are remeasured each period and any impairments are recognized as an expense. Unrealized gains and losses are not recognized in income. As of both December 31, 2024 and December 31, 2023, no allowances for expected credit losses had been recorded and there have been no impairment or credit losses on the Company's short-term investments.

Restricted Cash

The Company had deposits of $1.5 million and $0.9 million included in long-term assets as of December 31, 2024 and December 31, 2023, respectively, restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the Company's leases.

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

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

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

Leases

The Company determines if an arrangement is, or contains, a lease at inception. Operating leases are included in right-of-use assets - operating leases and operating lease liabilities in the consolidated balance sheets, representing the right to use an underlying asset for the lease term and the obligation to make lease payments arising from the lease. Right-of-use, or ROU, assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments. The ROU assets also include any lease payments made and is adjusted for lease incentives. Lease terms may include options to extend or terminate the lease which are recognized when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease terms. Lease and non-lease components are accounted for as a single lease component. Financing leases are immaterial and are included in property and equipment, net and other liabilities in the consolidated balance sheets. Leases with terms of 12 months or less are not recorded on our balance sheet.

Finite-lived Intangible Assets

Finite-lived intangible assets consist of intangible assets acquired as part of business combinations. The Company amortizes finite-lived intangible assets using the straight-line method over their estimated useful lives of 5 to 15 years, based on management's estimate of the period over which their economic benefits will be realized, product life and patent life. The Company tests these finite-lived intangible assets for impairment when events or circumstances indicate a reduction in the fair value below their carrying amounts. The Company recorded impairment charges of $2.7 million, $66.9 million and $3.3 million for the years ended December 31, 2024, 2023 and 2022. See Note 5, Balance Sheet Components, for more information on impairment testing.

Indefinite-lived Intangible Assets

Indefinite-lived intangible assets consist of in-process research and development, or IPR&D, acquired as part of business combinations. The IPR&D is not amortized until it becomes commercially viable and placed in service. At the time when the intangible assets are placed in service the Company will determine a useful life. The Company also tests these indefinite-lived intangible assets for impairment when events or circumstances indicate a reduction in the fair value below their carrying amounts. There was no impairment of indefinite-lived intangible assets for the years ended December 31, 2024, 2023 or 2022.

Goodwill

Goodwill, is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate that it may be impaired. The Company's goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. The Company has determined that it operates in a single segment and has a single reporting unit associated with the development and commercialization of diagnostic products. In the event the Company determines that it is more likely than not the carrying value of the reporting unit is higher than its fair value, quantitative testing is performed comparing recorded values to estimated fair values. If impairment is present, the impairment loss is measured as the excess of the recorded goodwill over its implied fair value. There was no impairment of goodwill for the years ended December 31, 2024, 2023 or 2022.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities.

See Note 6, Fair Value Measurements, for further information on the fair value of the Company’s financial instruments.

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

Testing Revenue

The Company recognizes testing revenue from the sale of tests performed for customers, including patients and institutions, at the time test results are reported to physicians. Most tests requested by customers are sold without a written agreement; however, the Company determines that an implied contract exists with its customers for whom a physician will order the test. The Company identifies each sale of its test to a customer as a single performance obligation. A stated contract price does not exist and the transaction price for each implied contract with a customer represents variable consideration. The Company estimates the variable consideration under the portfolio approach and considers the historical reimbursement data from third-party commercial and governmental payers and patients, as well as known or anticipated reimbursement trends not reflected in the historical data. The Company monitors the estimated amount to be collected in the portfolio at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Both the estimate and any subsequent revision contain uncertainty and require the use of significant judgment in the estimation of the variable consideration and application of the constraint for such variable consideration. The Company analyzes its actual cash collections over the expected reimbursement period and compares it with the estimated variable consideration for each payer group and any difference is recognized as an adjustment to estimated revenue after the expected reimbursement period, subject to assessment of the risk of future revenue reversal. For the years ended December 31, 2024, 2023 and 2022, the Company recorded $11.8 million, $7.8 million, and $3.1 million as revenue, respectively, resulting from cash collections exceeding the estimated variable consideration related to tests reported in previous years, including revenue received from successful appeals of reimbursement denials, net of recoupments.

Product Revenue

The Company's product revenue primarily consists of the Prosigna IVD breast cancer assay, related diagnostic kits and services. Product revenue from diagnostic kits is generally recognized upon shipment. Shipping and handling costs incurred for

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

product shipments are included in product revenue. Revenue is presented net of the taxes that are collected from customers and remitted to governmental authorities.

Biopharmaceutical and Other Revenue

From time to time, the Company enters into arrangements to license or provide access to its assets or services, including clinical and testing services, research and development, contract manufacturing and development, as well as other services, which are classified under biopharmaceutical and other revenue. Such arrangements may require the Company to deliver various rights, data, test results, manufactured diagnostic test kits, services and/or samples, including intellectual property rights/licenses and biopharmaceutical research and development services. The Company receives consideration in the form of upfront license fees; payments on delivery of data, test results or manufactured products; costs of service plus margin; and development and commercial performance milestone payments.
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

Accounts receivable from biopharmaceutical and other revenue was $3.8 million and $6.0 million at December 31, 2024 and 2023, respectively. There was $1.7 million and $2.0 million of deferred revenue related to these agreements at December 31, 2024 and 2023, respectively.

Revenue included in biopharmaceutical and other revenue for the years ended December 31, 2024, 2023 and 2022 was as follows (in thousands of dollars):

	Year Ended December 31,
	2024	2023	2022
Biopharmaceutical revenue	$7,149	$13,874	$26,341
Contract manufacturing and testing	6,004	5,047	7,019
Total	$13,153	$18,921	$33,360

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

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

Cost of Product Revenue

Cost of product revenue consists primarily of costs of purchasing diagnostic kit components, labor, installation, service and packaging and delivery costs. In addition, cost of product includes royalty costs for licensed technologies included in the Company’s products. The cost of the finished product is recognized in the period the related revenue is recognized. Shipping and handling costs incurred for product shipments are included in cost of product in the consolidated statements of operations.

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

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

The Company recognizes compensation costs on a straight-line basis for all employee stock-based compensation awards that are expected to vest over the requisite service period of the awards, which is generally the awards' vesting period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Net Income (Loss) per Share

Basic earnings (loss) per share, or EPS, is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period. In loss periods, basic and diluted loss per share are identical since the effect of potentially dilutive common shares is antidilutive and therefore excluded. Potentially dilutive common shares from equity awards are determined using the average share price for each period under the treasury stock method. In addition, proceeds from exercises of equity awards and the average amount of unrecognized compensation expense for equity awards are assumed to be used to repurchase shares.

French Research Tax Credits

French research tax credits (crédit d’impôt recherche, or CIR) are generated by the Company’s wholly owned subsidiary, Veracyte SAS, in connection with its research efforts performed in Marseille, France. The Company recognizes other income from the CIR over time based on when the research and development expenses are incurred. As of December 31, 2024, $4.3 million of CIR are recorded in prepaids and other current assets on the consolidated balance sheets and $4.8 million is included in other assets.

Foreign Currency Translation

The functional currency of the Company’s French subsidiary, Veracyte SAS, is the Euro. The functional currency of the Company’s Israeli subsidiary, C2i Genomics, Ltd., is the Shekel. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using the exchange rates at the balance sheet date. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Revenues and expenses from the Company’s foreign subsidiaries are translated using the monthly average exchange rates in effect during the period in which the transactions occur. Foreign currency transaction gains and losses are recorded in other income, net, on the consolidated statements of operations.

Comprehensive Income (Loss)

Comprehensive income (loss) is the change in stockholders’ equity from transactions and other events and circumstances other than those resulting from investments by stockholders and distributions to stockholders. The Company's comprehensive income (loss) includes our net income (loss) and gains and losses from the foreign currency translation of the assets and liabilities of our foreign subsidiaries.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update improves reportable segment disclosure requirements, primarily through enhanced disclosures of significant segment expenses. The amendments in this update should be applied retrospectively to all prior periods presented in the consolidated financial statements and are effective for fiscal years beginning after December 31, 2023 and interim periods within fiscal years beginning after December 31, 2024. The Company adopted the standard for the year ended December 31, 2024, resulting in the additional disclosures included in Note 13, Segment.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 will require public business entities to disclose in the notes to the financial statements, at each interim and annual reporting period, specific information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement, and the total amount of an entity's selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

3. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted EPS (in thousands, except per-share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator for basic and diluted EPS — net income (loss) (A)	$24,138	$(74,404)	$(36,560)
Denominator for basic EPS — weighted average shares (B)	76,485	72,644	71,549
Effect of potentially dilutive common stock from:
Shares of common stock subject to outstanding options	553	—	—
Restricted stock units	1,087	—	—
Employee stock purchase plan	38	—	—
Dilutive potential common shares	1,678	—	—
Denominator for diluted EPS — adjusted weighted average shares and assumed conversions (C)	78,163	72,644	71,549
Basic EPS (A / B)	$0.32	$(1.02)	$(0.51)
Diluted EPS (A / C)	$0.31	$(1.02)	$(0.51)
Common stock equivalent shares excluded from the dilutive calculation due to antidilutive effect:
Shares of common stock subject to outstanding options	1,802	3,821	3,924
Restricted stock units	90	2,714	2,004
Employee stock purchase plan	—	35	43
Anti-dilutive potential common shares	1,892	6,570	5,971

4. Business Combination

On February 5, 2024, or the Closing Date, the Company acquired 100% of the outstanding equity interests of C2i Genomics, Inc., a Delaware corporation, or C2i, pursuant to an Agreement and Plan of Merger, dated as of January 5, 2024, by and among the Company, C2i, Canary Merger Sub I, Inc., a Delaware corporation and wholly owned subsidiary of the

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

Company, Veracyte Diagnostics, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company, and Fortis Advisors LLC, as the C2i securityholders’ agent, or the Merger Agreement, which we refer to as the C2i Acquisition. Prior to the C2i Acquisition, C2i was a privately-held company that developed a novel method for estimating tumor burden in cancer patients by analyzing a patient’s cell free DNA sequence and offered post-treatment monitoring of cancer recurrence and progression by analyzing subtle changes in the pattern of the tumor’s DNA. Pursuant to the Merger Agreement, the total consideration payable by the Company to the C2i securityholders was an aggregate of $100.2 million, comprised of $73.3 million in the form of approximately 2.7 million shares of the Company’s common stock based on the Company's closing share price on the Closing Date, $0.8 million in the form of stock options issued to C2i’s continuing employees, $17.2 million of contingent consideration that has been agreed to be paid on achievement of certain milestones and the remainder in cash. The Company incurred $5.1 million of transaction costs related to the C2i Acquisition, which were recorded as general and administrative expense.

Pursuant to the Merger Agreement, on the Closing Date, the Company deposited $8.0 million of the cash consideration into escrow for meeting any unresolved or unsatisfied claims for indemnifiable damages against C2i and any special tax claims. The balance after meeting these indemnification obligations will be paid directly to the securityholders of C2i. After deducting the expenses for indemnifiable damages and tax claims, the escrow amount of $5.0 million will be released 18 months from the Closing Date and the balance of $3.0 million will be released 36 months after the Closing Date. As this payment is dependent on the resolution of claims that existed as of the Closing Date, the amount deposited into escrow is included in the purchase price.

In addition, pursuant to the Merger Agreement, holders of certain notes issued by C2i are entitled to receive from the Company up to $25.0 million in contingent consideration that is dependent on the achievement of specified training requirements, licensing, regulatory and commercialization milestones and are payable in cash or shares of the Company’s common stock, at the Company's election. During the three months ended December 31, 2024, one of the milestones was achieved resulting in the payment of $5.0 million in cash.

The Company included financial results of C2i in its consolidated financial statements from the Closing Date, which contributed zero and $9.2 million of revenue and operating loss, respectively, during the year ended December 31, 2024 including $1.3 million of severance and retention charges and $0.9 million of impairment of right-of-use asset and intangible asset amortization.

Assets acquired and liabilities assumed are recorded based on valuations derived from estimated fair value assessments and assumptions used by the Company. While the Company believes that its estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

assets acquired and liabilities assumed, and the resulting amount of goodwill. The following table summarizes the fair values of assets acquired and liabilities assumed in the C2i Acquisition at the Closing Date (in thousands):

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

The intangible assets acquired included IPR&D assets and developed technology. The fair value of the Company's intangible assets as of the acquisition date and the method used to value these assets as well as the estimated economic lives for amortizable intangible assets were as follows (in thousands, except useful life which is in years):

	Fair Value	Estimated Useful Life	Valuation Method
Intangible Assets Acquired:
Developed Technology	$25,300	15	Relief from royalty method
IPR&D assets	6,200	Indefinite	Multi-period excess earnings method
Total intangible assets acquired	$31,500

The amortization expense for all acquired intangible assets will be recognized on a straight-line basis and recorded within intangible asset amortization - operating expenses.

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

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

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

	Year Ended December 31,
	2024	2023
Total revenue	$445,764	$361,507
Net income (loss)	$22,373	$(116,743)

5. Balance Sheet Components

Supplies and Inventory

As of December 31, 2024 and 2023, supplies and inventory consisted of $17.9 million and $12.2 million, respectively, of lab supplies and reagents consumed in the performance of testing services, and $3.9 million and $4.0 million, respectively, of inventory related to raw materials consumed in contract manufacturing process, as well as finished and semi-finished components used in the assembly of diagnostic kits related to product sales.

Property and Equipment, Net

Property and equipment consisted of the following (in thousands of dollars):

	December 31,
	2024	2023
Leasehold improvements	$10,625	$10,306
Laboratory equipment	33,729	26,816
Computer equipment	6,959	3,451
Software, including software developed for internal use	6,878	6,865
Furniture and fixtures	4,045	3,541
Construction-in-process	106	2,465
Total property and equipment, at cost	62,342	53,444
Accumulated depreciation	(39,389)	(32,860)
Total property and equipment, net	$22,953	$20,584

Depreciation expense was $8.6 million, $6.6 million and $4.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

Intangible Assets, Net

Intangible assets include finite-lived product technology, customer relationships, licenses and trade names and indefinite-lived in-process research and development. Intangible assets consisted of the following (in thousands of dollars):

	December 31, 2024			December 31, 2023			Weighted Average Remaining Amortization Period (Years)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Percepta product technology	$16,000	$(10,400)	$5,600	$16,000	$(9,333)	$6,667	5
Prosigna product technology	4,120	(1,396)	2,724	4,120	(1,122)	2,998	10
Prosigna customer relationships	—	—	—	2,430	(1,985)	445
LymphMark product technology	—	—	—	990	(577)	413
Decipher product technology	90,000	(34,234)	55,766	90,000	(25,234)	64,766	6
Decipher trade names	4,000	(3,043)	957	4,000	(2,243)	1,757	1
HalioDx developed technology	—	—	—	1,435	(346)	1,089
HalioDx customer relationships	—	—	—	2,760	(1,331)	1,429
HalioDx customer backlog	—	—	—	4,258	(2,529)	1,729
C2i developed technology	25,300	(1,546)	23,754	—	—	—	14
Total finite lived intangibles	139,420	(50,619)	88,801	125,993	(44,700)	81,293	8.3
In-process research and development	13,500	—	13,500	7,300	—	7,300
Total intangible assets	$152,920	$(50,619)	$102,301	$133,293	$(44,700)	$88,593

During 2024, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets related to declines in future revenue expectations in the Company's IVD services. As a result, the Company reviewed the long-lived assets for impairment and recorded a $2.7 million impairment charge associated with its HalioDx developed technology, customer relationships and customer backlog finite-lived intangible assets. Impairment of long-lived assets for the year ended December 31, 2024 also includes $0.6 million of impairment right-of-use and fixed assets in relation to exiting the C2i Watertown, Massachusetts facility.

During 2023, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with management’s decision to adopt a multi-platform IVD strategy. Management believes that a multi-platform strategy will enable the Company to more rapidly reach more patients globally with its tests. As a result, the Company reviewed the long-lived assets for impairment and recorded a $34.9 million impairment charge associated with its nCounter Dx license finite-lived intangible asset. In addition, during 2023, the Company concluded that it had a triggering event requiring assessment of impairment for certain of its long-lived assets related to HalioDx biopharmaceutical services. This determination was due to spending constraints across the industry and loss of customers, which resulted in a significant decline in management’s current and future revenue and cash flow expectations for this product offering. As a result, the Company recorded a $32.0 million impairment charge associated with its HalioDx developed technology, customer relationships and customer backlog finite-lived intangible assets. Both impairments are recorded within impairment of long-lived assets on the consolidated statement of operations.

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

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

The Company assessed the impairment of the intangible assets using an income approach which involved significant unobservable inputs, which are Level III inputs, including revenue projections and cash flow projections. This method is consistent with the methods the Company employed in prior periods to value other long-lived assets.

Amortization of the finite-lived intangible assets is recognized on a straight-line basis. Amortization of $14.8 million, $20.6 million and $21.4 million was recognized for the years ended December 31, 2024, 2023, and 2022, respectively.
The estimated future aggregate amortization expense as of December 31, 2024 is as follows (in thousands of dollars):

Year Ending December 31,	Amounts
2025	$12,828
2026	12,185
2027	12,028
2028	12,028
2029	12,028
Thereafter	27,704
Total	$88,801

Goodwill

The changes in the carrying amounts of goodwill were as follows (in thousands of dollars):

Amounts
Balance as of December 31, 2023	$702,984
Goodwill acquired - C2i	55,974
Effect of foreign currency translation on Goodwill acquired - HalioDx	(13,158)
Balance as of December 31, 2024	$745,800

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands of dollars):

	December 31,
	2024	2023
Accrued compensation expense	$30,595	$26,430
Accrued other	13,231	11,997
Total accrued liabilities	$43,826	$38,427

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

The carrying amounts of certain financial instruments of the Company, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The fair value of the Company’s financial assets includes money market funds and deposits for leases of the Company's facilities. Money market funds, included in cash and cash equivalents in the accompanying consolidated balance sheets, was $1.6 million and $1.4 million as of December 31, 2024 and 2023, respectively, and are Level I assets as described above. Also included in cash and cash equivalents as of December 31, 2024 were $50.4 million of treasury bills with maturities at the time of purchase of three months or less, which are Level I assets. The deposits for the leases, included in restricted cash, was $1.5 million and $0.9 million as of December 31, 2024 and 2023 respectively, and are Level I assets. There were no transfers between Levels 1, 2 or 3 for the years ended December 31, 2024, 2023, and 2022.

As part of the Company’s agreement to acquire the exclusive global diagnostic license to the nCounter Analysis System, the Company may pay up to an additional $10.0 million in cash, contingent upon first achievement or occurrence, by or on behalf of the Company, of the commercial launch of the first, second and third diagnostic tests for use on the nCounter multiplex analysis system. This contingency was valued at $6.1 million as of the acquisition date and is remeasured to fair value at each reporting date until the contingent consideration is settled, with the corresponding changes included in general and administrative expense in the Company's consolidated statements of operations. As of both December 31, 2024 and 2023, this contingency was remeasured to $3.2 million. For the years ended December 31, 2024 and 2022 expenses of $0.1 million and $0.2 million were recorded. For the year ended December 31, 2023, a reversal of expense of $5.4 million was recorded. As of December 31, 2024, the achievement of one of the milestones is forecasted to occur within the next 12 months. As a result, $2.7 million of the contingent consideration is included in short-term liabilities at December 31, 2024.

The contingent consideration related to the C2i Acquisition as discussed in Note 4, Business Combination, is dependent on the achievement of certain milestones and is payable in cash or shares of the Company’s common stock, at the Company’s election, of up to $25 million and was valued at $17.2 million. The fair value of the contingent consideration related to the C2i Acquisition will be remeasured to fair value at each reporting date until the contingent consideration is settled, with the corresponding changes included in general and administrative expense. As of December 31, 2024, this contingency was remeasured to $14.3 million. For the year ended December 31, 2024, expense of $2.1 million was recorded. During the three months ended December 31, 2024, one of the milestones was achieved resulting the payment of $5.0 million. As of December 31, 2024, the achievement of all of the milestones is forecasted to occur within the next 12 months. As a result, the contingent consideration is included in short term liabilities at December 31, 2024.

The fair value of the contingent consideration includes inputs that are not observable in the market and thus represents a Level III financial liability. The estimation of the fair value of the contingent consideration is based on the present value of the expected payments calculated by assessing the likelihood of when the related milestones would be achieved and estimating the Company's borrowing rate. These estimates form the basis for making judgments about the carrying value of the contingent consideration that are not readily apparent from other sources. Changes to the forecasts for the achievement of the milestones and the borrowing rate can significantly affect the estimated fair value of the contingent consideration. As of December 31, 2024 and 2023, the Company calculated the estimated fair value of the milestones using the following significant unobservable inputs:

	Value or Range (Weighted-Average)
Unobservable input	December 31, 2024	December 31, 2023
Discount rate	5.1% - 6.2% (5.3%)	6.8%
Probability of achievement	10% - 90% (86%)	10% - 80% (69%)

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

Short-Term Investments Held-to-Maturity

The Company's short-term investments consist of United States treasury securities with maturities, at the time of purchase, that were between three months and one year. The Company classifies these investments as held-to-maturity debt securities, which are reported at amortized cost, and are Level I assets as described above. As of December 31, 2024, short-term investments comprised United States treasury bills recorded at amortized cost of $50.4 million, with fair values of approximately $50.4 million. As of December 31, 2024, gross unrealized gains on short-term investments were insignificant. As of December 31, 2023, the Company held no short-term investments. As part of its banking partner diversification efforts, the Company sold $40.0 million United States treasury bills with an amortized cost of $39.8 million, netting proceeds of $39.8 million and realized a gross gain of $13 thousand during the year ended December 31, 2023. No realized gains or losses on short-term investments were recognized in 2024 or 2022.

7. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory facilities in South San Francisco and San Diego, California; Austin, Texas; Marseille, France; Richmond, Virginia; and Watertown, Massachusetts, and leases certain equipment under various non-cancelable lease agreements. The lease terms extend to March 2040 and contain extension of lease term and expansion options. The leases have a weighted average remaining lease term of 11.7 years as of December 31, 2024. The Company had deposits of $1.5 million and $0.9 million included in long-term assets as of December 31, 2024 and 2023, respectively, restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the leases.

The Company determined its operating lease liabilities using payments through their current expiration dates and a weighted average discount rate of 11.4% based on the rate that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments in a similar economic environment. Operating lease liabilities along with the associated ROU assets are disclosed in the accompanying consolidated balance sheets. After the adoption of ASC 842, Leases, the Company classified its deferred rent for tenant improvements with its operating lease ROU assets on the consolidated balance sheets.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2024 are as follows (in thousands of dollars):

Year Ending December 31,	Amounts
2025	$8,011
2026	5,726
2027	8,336
2028	8,510
2029	8,195
Thereafter	55,777
Total future minimum lease payments	94,555
Less: amount representing interest	43,818
Present value of future lease payments	50,737
Less: short-term lease liabilities	7,500
Long-term lease liabilities	$43,237

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

The Company recognizes operating lease expense on a straight-line basis over the non-cancelable lease period. The following table summarizes operating lease expense and cash paid for amounts included in the measurement of lease liabilities (in thousands of dollars):

	Year Ended December 31,
	2024	2023	2022
Operating lease expense	$6,668	$5,265	$4,392
Cash paid for amounts included in the measurement of lease liabilities	$7,176	$5,365	$4,527

During the fourth quarter of 2024, the Company entered into agreements to extend its office and laboratory facilities leases in South San Francisco and San Diego, California for an additional seven years and six years, respectively. The lease extensions commenced during 2024 and the Company recorded additional lease liabilities and corresponding ROU assets of $33.2 million. The extended lease for the Company's headquarters office and laboratory in South San Francisco has an option to extend the lease for an additional seven years, which is included in the determination of its ROU and lease liability.

The Company also entered into a lease agreement for a newly constructed facility in Marseille, France. The lease commenced during 2024 and the Company recorded a lease liability and a corresponding ROU asset of $8.0 million. The initial term of the lease is twelve years with annual rent of approximately $1.3 million, excluding common area maintenance costs.

Supplies Purchase Commitments

The Company had non-cancelable purchase commitments with suppliers to purchase a minimum quantity of supplies for approximately $43.2 million at December 31, 2024.

Contingencies

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. The Company believes there is no litigation pending that could have, either individually or in the aggregate, a material impact on the Company's consolidated financial statements.

8. Stockholders' Equity

Common Stock

The Company's Restated Certificate of Incorporation authorizes the Company to issue 125,000,000 shares of common stock with a par value of $0.001 per share. The holder of each share of common stock shall have one vote for each share of stock. The common stockholders are also entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors, subject to the prior rights of holders of all series of convertible preferred stock outstanding. No dividends have been declared as of December 31, 2024.

As of December 31, 2024 and 2023, the Company had reserved shares of common stock for issuance as follows:

	December 31,
	2024	2023
Stock options and restricted stock units issued and outstanding	5,773,382	6,318,389
Stock options and restricted stock units available for grant under stock option plans	8,971,566	5,194,399
Common stock available for the Employee Stock Purchase Plan	1,051,407	1,189,513
Total	15,796,355	12,702,301

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

9. Stock Incentive Plans

Stock Plans

On June 8, 2023, the Company’s stockholders approved the Company’s 2023 Equity Incentive Plan, or the 2023 Plan. The 2023 Plan, which became effective on June 8, 2023, serves as the successor to the Company’s 2013 Stock Incentive Plan, or the Prior Plan, and will terminate 10 years after the date approved by the Company’s board of directors. The 2023 Plan initially reserves for issuance 5,306,156 shares, which equals the number of reserved shares available for grant under the Prior Plan as of June 8, 2023. In addition, the number of (a) shares of common stock that are subject to awards granted under the Prior Plan that cease to be subject to such awards by forfeiture or otherwise after the effective date, (b) shares of common stock issued under the Prior Plan, including shares of common stock issued pursuant to the exercise of stock options, that are forfeited after the effective date, (c) shares of common stock issued under the Prior Plan that are repurchased by the Company at the original issue price after the effective date, (d) shares of common stock that are subject to awards granted under the Prior Plan that are settled in cash after the effective date, and (e) shares of common stock that are subject to awards under the Prior Plan that are used to pay the exercise price of an award or withheld to satisfy the tax withholding obligations related to an award after the effective date, is also reserved and eligible for issuance by the Company upon the exercise or settlement of awards to be granted under the 2023 Plan. The 2023 Plan permits the granting of stock options, restricted stock units, or RSUs, restricted stock awards, stock bonus awards, stock appreciation rights and performance awards to employees, consultants, and outside directors of the Company. Options granted may be either ISOs or NSOs. As of December 31, 2024, 8,971,566 shares were available for future issuance under the 2023 Plan.

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

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes activity under the Company's stock incentive plans (aggregate intrinsic value in thousands):

	Stock Options Outstanding and Unvested Restricted Stock Units	Weighted Average Exercise Price of Stock Options	Weighted Average Remaining Contractual Life of Stock Options (Years)	Aggregate Intrinsic Value of Stock Options
Balance—December 31, 2023	6,318,389	$22.95	6.58	$24,466
Granted - restricted stock units	2,291,365
Canceled	(810,020)	6.41
Exercised	(1,053,464)	16.24
Restricted stock units vested	(972,888)
Balance—December 31, 2024	5,773,382	$25.11	5.74	$38,056

Options vested and exercisable—December 31, 2024	1,851,709	$24.87	5.06	$29,312
Options vested and expected to vest—December 31, 2024	2,396,924	$25.14	5.67	$36,793

The aggregate intrinsic value was calculated as the difference between the exercise price of the options to purchase common stock and the fair market value of the Company's common stock, which was $39.60 and $27.51 per share as of December 31, 2024 and 2023, respectively.

No options to purchase common stock granted for the year ended December 31, 2024. The weighted average fair value of options was $14.90 and $14.61 for the years ended December 31, 2023 and 2022, respectively.

The aggregate estimated grant date fair value of employee options to purchase common stock vested during the years ended December 31, 2024, 2023 and 2022 was $9.8 million, $8.1 million and $6.8 million, respectively.

The intrinsic value of stock options exercised was $15.5 million, $9.0 million and $6.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The weighted average fair value of RSUs granted was $23.77 and $23.92 for the years ended December 31, 2024, and 2023, respectively. The intrinsic value of RSUs vested was $27.1 million and $20.9 million for the years ended December 31, 2024 and 2023, respectively.

Included in RSUs granted for 2024, 2023 and 2022 are PSUs with a grant date fair value for remaining participants of $7.7 million, $5.0 million and $1.4 million, respectively. These PSUs vest based on the achievement of certain performance conditions, subject to the employees’ continued service with the Company. For the years ended December 31, 2024 and 2023, the Company recorded $3.4 million and $0.7 million, respectively, of expense related to these PSUs. No expense was recorded for the year ended December 31, 2022.

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

No employee is permitted to accrue, under the ESPP, a right to purchase stock of the Company having a value in excess of $25,000 of the fair market value of such stock (determined at the time the right is granted) for each calendar year. As of December 31, 2024, 1,051,407 shares of common stock were reserved for issuance under the ESPP.
Stock-based Compensation

The following table summarizes stock-based compensation expense related to stock options, RSUs and the ESPP for the years ended December 31, 2024, 2023 and 2022, and are included in the consolidated statements of operations as follows (in thousands of dollars):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$2,319	$1,779	$1,053
Research and development	7,511	5,277	6,004
Selling and marketing	6,897	9,588	5,936
General and administrative	19,522	16,497	13,741
Total stock-based compensation expense	$36,249	$33,141	$26,734

As of December 31, 2024, the Company had $61.9 million of unrecognized compensation expense related to unvested stock options and RSUs, which is expected to be recognized over an estimated weighted-average period of 2.4 years.

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

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

No employee stock options were granted in 2024. During the years ended December 31, 2023 and 2022, the estimated grant-date fair value of employee stock options using the Black-Scholes option-pricing model was based on the following assumptions:

Year Ended December 31,
	2023	2022
Weighted-average volatility	68.82 - 69.78%	62.64 - 67.66%
Weighted-average expected term (years)	5.44 - 5.66	5.26 - 5.27
Risk-free interest rate	3.51 - 4.72%	1.72 - 4.21%
Expected dividend yield	—	—

The estimated grant date fair value of the ESPP shares was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

Year Ended December 31,
	2024	2023	2022
Weighted-average volatility	46.29% - 51.73%	54.86 - 83.69%	75.04 - 88.59%
Weighted-average expected term (years)	0.50 - 1.00	0.50 - 1.00	0.50 - 1.00
Risk-free interest rate	4.57% - 5.09%	4.61 - 5.46%	0.47 - 2.96%
Expected dividend yield	—	—	—

10. Income Taxes

The Company generated a pre-tax income of $25.7 million for the year ended December 31, 2024 and a pre-tax loss of $76.6 million and $36.4 million for the years ended December 31, 2023 and 2022, respectively. Pre-tax income (loss) has been recorded in the following jurisdictions for the years ended December 31, 2024, 2023 and 2022 (in thousands of dollars):

	Year Ended December, 31,
	2024	2023	2022
United States	$44,197	$(15,853)	$(16,816)
Foreign	(18,453)	(60,759)	(19,611)
Total	$25,744	$(76,612)	$(36,427)

The Company recorded an income tax provision in 2024 of $1.6 million primarily due to foreign and state income taxes partially offset by the release of certain valuation allowances on the Company's deferred tax assets upon recording of the deferred tax liabilities related to the acquisition of C2i. The Company recorded an income tax benefit in 2023 of $2.2 million primarily due to reductions in deferred tax liabilities from acquired entities partially offset by foreign and state income taxes. The Company recorded an income tax provision in 2022 of $0.1 million primarily due to foreign and state income taxes

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

partially offset by reductions in deferred tax liabilities from acquired entities. The components of the provision (benefit) for income taxes are as follows for the years ended December 31, 2024, 2023 and 2022 (in thousands of dollars):

	Year Ended December, 31,
	2024	2023	2022
Current:
Federal	$—	$—	$—
State	1,814	1,520	426
Foreign	22	193	134
Total current	1,836	1,713	560
Deferred:
Federal	159	—	—
State	(389)	(90)	118
Foreign	—	(3,831)	(545)
Total deferred	(230)	(3,921)	(427)
Total income tax provision (benefit)	$1,606	$(2,208)	$133

The Company follows FASB ASC No. 740, Income Taxes for the computation and presentation of its tax provision. The following table presents a reconciliation of the income tax expense computed at the statutory federal rate and the Company's income tax expense for the periods presented (in thousands of dollars):

	Year Ended December, 31,
	2024	2023	2022
U.S. federal taxes at statutory rate	$5,407	$(16,088)	$(7,573)
State tax (net of federal benefit)	(11,472)	(491)	720
Foreign rate differential	3,939	9,049	3,726
Non-deductible officers' compensation	2,271	639	729
Transaction costs	263	477	—
Permanent differences	529	419	79
Stock based compensation - excess benefit	381	739	1,874
Tax credits	(1,255)	(1,551)	(936)
Foreign worthless stock deduction	(74,719)	—	—
Other	(469)	(176)	—
Change in valuation allowance	76,731	4,775	1,514
Total	$1,606	$(2,208)	$133

For the year ended December 31, 2024, the Company made an election to treat its wholly owned French subsidiary as a disregarded entity for U.S. federal income tax purposes which resulted in a worthless stock deduction of approximately $356 million and an effective tax rate benefit of $74.7 million. This resulted in an increase to the Company’s net operating loss carryovers. The Company has not recognized any tax benefits from the worthless stock deduction as a result of the full valuation allowance maintained on its deferred tax assets.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands of dollars):

	Year Ended December 31,
	2024	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$183,912	$110,975	$126,225
Research and development credits	14,074	10,728	8,907
Section 174 capitalization	32,612	17,388	6,719
Stock-based compensation	3,722	4,503	4,080
NanoString intangibles and goodwill	8,740	8,778	1,447
Operating lease liability	10,739	3,335	3,622
Accruals and other	8,170	7,128	6,596
Gross deferred tax assets	261,969	162,835	157,596
Valuation allowance	(227,984)	(139,920)	(125,378)
Net deferred tax assets	33,985	22,915	32,218
Deferred tax liabilities:
Property and equipment	(228)	(83)	(235)
Other acquired intangibles	(20,105)	(17,358)	(29,457)
In-process research and development	(4,787)	(3,461)	(3,702)
ROU assets	(10,092)	(2,747)	(3,355)
Gross deferred tax liabilities	(35,212)	(23,649)	(36,749)
Net deferred tax liabilities	(35,212)	(23,649)	(36,749)
Net deferred taxes	$(1,227)	$(734)	$(4,531)

The Company records net deferred tax assets to the extent it is more likely than not that the assets will be realized. In making such determination, the Company considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. The Company has established a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets. The valuation allowance increased $88.1 million, $14.5 million and $4.8 million during the years ended December 31, 2024, 2023 and 2022, respectively.

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

As of December 31, 2024, the Company had net operating loss carryforwards of approximately $605.4 million, $116.2 million and $318.8 million available to reduce future taxable income, if any, for federal, California and other state income tax purposes, respectively. The U.S. federal net operating loss carryforwards will begin to expire in 2034 while for state purposes, the net operating losses begin to expire in 2025. These net operating loss carryforwards reflect the Company's ability to use net operating loss carryforwards under IRC Section 382.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2024, the Company had foreign net operating loss carryforwards of approximately $63.7 million and $63.3 million available to reduce future taxable income, if any, for Canadian and French income tax purposes, respectively. The Canada net operating loss carryforwards will begin to expire in 2034, while for French purposes, the net operating losses will carryforward indefinitely.

As of December 31, 2024, the Company had net research and development credit carryforwards of approximately $11.2 million and $8.9 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The federal credit carryforwards begin to expire in 2028. California credits have no expiration date. Other state credit carryforwards begin to expire in 2025.

The Company also had scientific net research and development credit carryforwards of approximately $2.2 million available to reduce future taxable income, if any, for Canadian income tax purposes. The credit carryforwards begin to expire in 2025.

Uncertain Tax Positions

As of December 31, 2024, the Company had unrecognized tax benefits of $7.2 million, none of which currently would affect the Company's effective tax rate if recognized due to the Company's deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at December 31, 2024 will significantly increase or decrease within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands of dollars):

	Year Ended December 31,
	2024	2023	2022
Unrecognized tax benefits, beginning of period	$5,687	$4,888	$4,452
Gross increases—tax position in prior period	469	37	—
Gross decreases—tax position in prior period	(29)	(11)	(31)
Gross increases—current period tax position	1,049	773	467
Lapse of statute of limitations	—	—	—
Unrecognized tax benefits, end of period	$7,176	$5,687	$4,888

It is the Company's policy to include penalties and interest expense related to income taxes as a component of other income (expense), net, and interest expense, respectively, as necessary. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2024.

The Company's major tax jurisdictions are the United States, France, Canada, Israel and California. All of the Company's tax years will remain open for examination by the Federal and state tax authorities for three and four years, respectively, from the date of utilization of the net operating loss or research and development credit. The Company does not have any tax audits pending in the United States. There is an audit of Veracyte SAS ongoing in France.

The Inflation Reduction Act of 2022 was signed into law August 16, 2022, and includes significant legislation addressing taxes, inflation, climate change and renewable energy incentives, and healthcare. Key tax provisions include a 15% corporate minimum tax, clean energy incentives, and a 1% excise tax on stock buybacks. The provisions of such legislation did not have any impact on the effective tax rate of the Company during 2024, and the Company will continue to evaluate the tax effects should any provisions become applicable to the Company.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

11. Employee Benefit Plans

401(k) plan

The Company sponsors a 401(k) defined contribution plan covering all employees. Under the plan, participants are entitled to make pre-tax contributions up to the annual maximums established by the Internal Revenue Service. The Company, at its discretion, may make matching contributions to the 401(k) plan. Employer contributions to the plan were $1.6 million, $1.5 million and $1.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Pension plan

The Company also maintains a defined benefit plan for certain non-U.S. employees of its French subsidiary, Veracyte SAS. The pension liability is included in other long-term liabilities on the Company's consolidated balance sheets and totaled $0.4 million and $0.8 million as of December 31, 2024 and 2023, respectively.

12. Components of Other Income, net

Other income, net consists of the following (in thousands of dollars):

	Year Ended December 31,
	2024	2023	2022
French research tax credits	$496	$571	$2,423
Interest and dividend income	11,154	7,344	1,972
Interest expense	(2)	(15)	(198)
Gain (loss) on currency revaluation	(2,045)	723	197
Other	(1)	560	260
Total	$9,602	$9,183	$4,654

13. Segment

The chief operating decision maker for the Company is the Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and assessing financial performance. The Company has a single reporting unit associated with the development and commercialization of diagnostic products and biopharmaceutical services. The accounting policies of the Company's single segment are the same as those described in the summary of significant accounting policies in Note 2, Summary of Significant Accounting Policies. The chief operating decision maker assesses performance of the Company's single segment and decides how to allocate resources based on consolidated net income. Under the current organizational structure, this measure is not discreetly available or required individually for any of the Company’s business activities and is only available at the consolidated level. The monitoring of budgeted versus actual results are used in assessing performance of the Company's single segment, allocating resources and in establishing management’s compensation. The Company's chief operating decision maker intends for all revenue generating activities to rely on cross-functional activities across the consolidated entity in order to operate. No individual besides the chief operating decision maker has been tasked with reviewing discreet operating results of the business activities, nor is there any intent to bifurcate the overall business review process to produce discreet operating results specific to any of the Company's business activities. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. Consolidated revenue does not include any inter-segment sales or transfers.

Information about reported segment revenue, measures of segment profit or loss, significant segment expenses and reconciliation to income from operations was as follows (in thousands):

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Revenue:
Testing revenue	$418,961	$326,542	250,544
Product revenue	13,650	15,588	12,632
Biopharmaceutical and other revenue	13,153	18,921	33,360
Total revenue	445,764	361,051	296,536
Cost of revenue:
Cost of testing revenue:
Laboratory supplies and reagents expense	54,378	42,058	32,990
Sample collection expense	13,868	10,814	9,633
Compensation expense	22,392	18,534	17,018
Other cost of testing revenue (1)	12,147	10,375	9,914
Allocation of facilities and IT expenses	11,788	7,132	5,762
Total cost of testing revenue	114,573	88,913	75,317
Cost of product revenue:
Product costs	3,369	6,362	5,879
License fees and royalties	1,263	1,242	1,089
Other cost of product revenue (2)	3,815	902	771
Allocation of facilities and IT expenses	663	160	81
Total cost of product revenue	9,110	8,666	7,820
Cost of biopharmaceutical and other revenue:
Compensation expense	6,015	7,747	8,935
Other cost of biopharmaceutical and other revenue (3)	4,363	5,612	9,302
Allocation of facilities and IT expenses	2,006	1,965	208
Total cost of biopharmaceutical and other revenue	12,384	15,324	18,445
Intangible asset amortization - cost of revenue	11,552	18,464	19,273
Gross profit	298,145	229,684	175,681
Operating expenses:
Research and development:
Compensation expense	37,068	29,180	27,383
Direct research and development expense	19,237	12,918	5,675
Other research and development expenses (4)	6,245	10,280	4,670
Allocation of facilities and IT expenses	6,744	4,927	2,875
Total research and development	69,294	57,305	40,603
Selling and marketing:
Compensation expense	67,662	74,886	72,258
Direct marketing expense	6,283	5,422	6,138
Other selling and marketing expenses (5)	13,488	14,584	13,485
Allocation of facilities and IT expenses	8,001	6,598	5,679
Total selling and marketing	95,434	101,490	97,560
General and administrative:
Compensation expense	74,815	63,769	51,357
Other general and administrative expenses (6)	64,997	43,242	36,448
Allocation of facilities and IT expenses	(29,202)	(20,782)	(14,605)
Total general and administrative	110,610	86,229	73,200
Impairment of long-lived assets	3,368	68,349	3,318
Intangible asset amortization - operating expenses	3,297	2,106	2,081
Other income, net	(9,602)	(9,183)	(4,654)
Income tax provision (benefit)	1,606	(2,208)	133
Net income (loss)	$24,138	$(74,404)	$(36,560)
________________

(1)Other cost of testing revenue includes cytopathology services, depreciation and amortization and other expenses.
(2)Other cost of product revenue includes license fees and royalties, depreciation and amortization and other expenses.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

(3)Other cost of biopharmaceutical and other revenue includes license fees and royalties, depreciation and amortization and other expenses.
(4)Other research and development expenses includes depreciation and amortization and other expenses.
(5)Other selling and marketing expenses includes travel, entertainment, conference and other expenses.
(6)Other general and administrative expenses includes professional fees, information technology expense, occupancy costs, depreciation and amortization, contingent consideration and other expenses.

Revenue by geographic region based on the customer billing address was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$423,537	$334,525	$262,923
International	22,227	26,526	33,613
Total revenue	$445,764	$361,051	$296,536

Substantially all of the Company’s long-lived assets were located in the United States as of December 31, 2024 and 2023.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, which are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria established in Internal Control Integrated Framework, or 2013 Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Our management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Veracyte, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Veracyte, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Veracyte, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Diego, California
February 27, 2025

ITEM 9B.    OTHER INFORMATION

Insider Trading Arrangements

During the three months ended December 31, 2024, the following Section 16 officers and directors adopted, modified or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act).
•Muna Bhanji, director, adopted a new trading plan on November 11, 2024 (with the first trade under the new plan scheduled for approximately June 13, 2025). The trading plan will be effective until February 27, 2026 to sell an aggregate of 4,589 shares of our common stock.
•John Leite, Chief Commercial Officer, CLIA, adopted a new trading plan on December 6, 2024 (with the first trade under the new plan scheduled for March 7, 2025). The trading plan will be effective until December 31, 2025 to sell 100% of the net shares resulting from the vesting of 20,770 shares of common stock during the plan period (net shares are net of tax withholding).
•Evan Jones, director, adopted a new trading plan on December 9, 2024 (with the first trade under the new plan scheduled for March 12, 2025). The trading plan will be effective until March 11, 2026 to sell an aggregate of 48,196 shares of our common stock.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to directors is incorporated by reference from the information contained in our proxy statement to be filed with the Securities and Exchange Commission no later than 120 days from the end of our fiscal year ended December 31, 2024 in connection with the solicitation of proxies for our 2025 Annual Meeting of Stockholders, or the Proxy Statement.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Documents filed as part of this report

1.     Financial Statements:

Reference is made to the Financial Statements and Supplementary Data included in Item 8 of Part II hereof.

2.     Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, or the required information is included in the financial statements or notes thereto.

3.     Exhibits

A list of exhibits to this Annual Report on Form 10-K is set forth below and is incorporated herein by reference. See Item 15(b) below. Each management contract or compensating plan or arrangement required to be filed has been identified.

(b)Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-36156	3.2	6/9/2023
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36156	3.3	6/9/2023
4.1	Form of Common Stock Certificate	S-1/A	333-191282	4.1	10/15/2013
4.2	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended					X
10.1#	Form of Indemnification Agreement between the Registrant and its officers and directors	S-1/A	333-191282	10.1	10/7/2013
10.2#	2013 Stock Incentive Plan, as amended, and forms of stock option award agreement, stock option exercise agreement, restricted stock agreement and restricted stock unit agreement	8-K	001-36156	10.1	3/3/2021
10.3#	Form of stock option award under 2013 Stock Incentive Plan	10-Q	001-36156	10.1	11/2/2020
10.4#	Form of stock unit award under 2013 Stock Incentive Plan	10-Q	001-36156	10.1	11/2/2020
10.5#	Amended and Restated Employee Stock Purchase Plan	10-Q	001-36156	10.1	7/30/2020
10.6#	Form of Performance Stock Unit	10-Q	001-36156	10.1	5/1/2018
10.7†	License and Asset Purchase Agreement, dated December 3, 2019, between NanoString Technologies, Inc. and the Registrant	8-K	001-36156	2.1	12/3/2019

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.8#	Employment Agreement, dated as of May 7, 2021, between Marc Stapley and the Registrant	10-Q	001-36156	10.2	7/29/2021
10.9#	Change in Control and Severance Agreement, effective June 1, 2021 between Marc Stapley and the Registrant	10-Q	001-36156	10.3	7/29/2021
10.10#	Amended and Restated Offer Letter, dated August 15, 2021, between the Registrant and Rebecca Chambers	10-Q	001-36156	10.1	11/9/2021
10.11#	Change in Control and Severance Agreement, effective July 19, 2021 between Rebecca Chambers and the Registrant	10-Q	001-36156	10.2	11/9/2021
10.12#	Offer Letter, dated as of January 9, 2023, between Annie McGuire and the Registrant	10-K	001-36156	10.32	3/1/2023
10.13#	Change of Control and Severance Agreement, effective January 1, 2023, between Annie McGuire and the Registrant	10-K	001-36156	10.33	3/1/2023
10.14#	2023 Equity Incentive Plan, as amended	8-K	001-36156	10.1	6/13/2024
10.15#	Form of agreements under the 2023 Equity Incentive Plan	8-K	001-36156	10.2	6/9/2023
10.16#	Promotion Letter, dated as of August 22, 2023, between John Leite and the Registrant	10-K	001-36156	10.23	2/29/2024
10.17#	Change of Control and Severance Agreement, effective September 1, 2023, between John Leite and the Registrant	10-K	001-36156	10.24	2/29/2024
10.18#	Offer Letter, dated as of September 11, 2023, between Phil Febbo and the Registrant	10-K	001-36156	10.25	2/29/2024
10.19#	Change of Control and Severance Agreement, effective October 2, 2023, between Phil Febbo and the Registrant	10-K	001-36156	10.26	2/29/2024
10.20#	2019 Stock Incentive Plan of C2i Genomics, Inc.	10-K	001-36156	10.27	2/29/2024
10.21#	Form of Option Grant under the 2019 Stock Incentive Plan of C2i Genomics, Inc.	10-K	001-36156	10.28	2/29/2024
10.22#	Form of Stock Option Assumption Notice by the Registrant to Option holders of C2i Genomics, Inc.	10-K	001-36156	10.29	2/29/2024
19.	Insider Trading Policy					X
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see the signature page of this Annual Report on Form 10-K)					X
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X
32.2*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X
97.1	Compensation Recovery Policy	10-K	001-36156	97.1	2/29/2024
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)					X
_____________________________________________

#	Indicates management contract or compensatory plan or arrangement.
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
Date: February 27, 2025

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

Signature	Title	Date

/s/ MARC STAPLEY	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2025
Marc Stapley

/s/ REBECCA CHAMBERS	Chief Financial Officer (Principal Financial Officer)	February 27, 2025
Rebecca Chambers

/s/ JONATHAN WYGANT	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2025
Jonathan Wygant

/s/ ROBERT S. EPSTEIN, M.D., M.S.	Chairperson and Director	February 27, 2025
Robert S. Epstein, M.D., M.S.

/s/ ELIAV BARR, M.D.	Director	February 27, 2025
Eliav Barr, M.D.

/s/ MUNA BHANJI	Director	February 27, 2025
Muna Bhanji

/s/ KARIN EASTHAM	Director	February 27, 2025
Karin Eastham

/s/ JENS HOLSTEIN	Director	February 27, 2025
Jens Holstein

/s/ EVAN JONES	Director	February 27, 2025
Evan Jones

/s/ TOM MILLER	Director	February 27, 2025
Tom Miller

/s/ BRENT SHAFER	Director	February 27, 2025
Brent Shafer