Form 10-Q
period 2025-03-31
VERACYTE, INC.
filed 2025-05-08
CIK 1384101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
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

As of May 2, 2025, there were 78,314,611 shares of common stock, par value $0.001 per share, outstanding.

VERACYTE, INC.

i

VERACYTE, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact, including statements concerning our business strategy and plans, future operating results and financial position, as well as our objectives and expectations for our future operations, are forward-looking statements.

In some cases, you can identify forward-looking statements by such terminology as “believe,” “may,” “will,” “potentially,” “expect,” “estimate,” “continue,” “ongoing,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these words. These are statements that relate to future events and include, but are not limited to, statements about:

•the factors that may impact our financial results;
•our expectations regarding total revenue and total test volume;
•our expectations with respect to our future research and development, general and administrative and selling and marketing expenses and our anticipated uses of our funds;
•the impact of inflation, volatile interest rates and foreign exchange fluctuations, as well as regional conflicts globally, including the war in Ukraine, the ongoing conflict in the Middle East, any impacts of the new administration, energy, trade and supply chain disruptions, and market volatility resulting from the above on our business;
•the effects of evolving international trade policies and government actions relating to tariffs;
•our beliefs with respect to importance of maintaining libraries of clinical evidence;
•our expectations regarding the Percepta Nasal Swab classifier for early lung cancer classification and the Prosigna breast cancer assay;
•our expectations regarding the addition of minimal residual detection capabilities to our diagnostics platform;
•our expectations regarding the timing and success of our transition to offering more of our tests as in vitro diagnostic tests on multiple platforms worldwide;
•our ability to continue to receive quality reagents and other raw materials from certain single source suppliers, and to manufacture our in vitro diagnostics, or IVD, products;
•our ability to successfully integrate C2i Genomics, Inc., or C2i, HalioDx and Decipher Biosciences into our business and our ability to develop and launch tests, and enter into supply agreements, with manufacturers of alternative systems;
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

We caution you that the foregoing list does not contain all of the forward-looking statements made in this report. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, and financial needs. These forward-looking statements speak only as of the date of this report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” in Part II, Item 1A and elsewhere in this report and in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in
ii

the forward-looking statements. We disclaim any intention or obligation to publicly update or revise any forward-looking statements for any reason or to conform such statements to actual results or revised expectations, except as required by law.

iii

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements-(Unaudited)

VERACYTE, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share and par value amounts)

	March 31, 2025	December 31, 2024
		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$186,120	$239,087
Short-term investments	101,235	50,354
Accounts receivable	53,781	46,525
Supplies and inventory	24,254	21,750
Prepaid expenses and other current assets	17,762	14,551
Total current assets	383,152	372,267
Property, plant and equipment, net	22,529	22,953
Right-of-use assets, operating leases	47,624	48,189
Intangible assets, net	99,094	102,301
Goodwill	754,272	745,800
Restricted cash	1,645	1,544
Other assets	7,095	6,981
Total assets	$1,315,411	$1,300,035
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,709	$8,634
Accrued liabilities	35,928	43,826
Current portion of deferred revenue	1,712	1,673
Current portion of acquisition-related contingent consideration	14,360	16,981
Current portion of operating lease liabilities	7,409	7,500
Current portion of other liabilities	7	19
Total current liabilities	75,125	78,633
Deferred tax liabilities	1,242	1,227
Acquisition-related contingent consideration, net of current portion	570	561
Operating lease liabilities, net of current portion	43,092	43,237
Other liabilities	446	411
Total liabilities	120,475	124,069
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 78,306,356 and 77,772,678 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	78	78
Additional paid-in capital	1,660,435	1,655,961
Accumulated deficit	(436,936)	(443,983)
Accumulated other comprehensive loss	(28,641)	(36,090)
Total stockholders’ equity	1,194,936	1,175,966
Total liabilities and stockholders’ equity	$1,315,411	$1,300,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
 Condensed Consolidated Statements of Operations
 (Unaudited)
 (In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue:
Testing revenue	$107,309	$90,303
Product revenue	3,580	3,537
Biopharmaceutical and other revenue	3,584	3,004
Total revenue	114,473	96,844
Cost of revenue:
Cost of testing revenue	28,260	25,979
Cost of product revenue	1,422	2,644
Cost of biopharmaceutical and other revenue	2,698	2,838
Intangible asset amortization - cost of revenue	2,585	2,915
Total cost of revenue	34,965	34,376
Gross profit	79,508	62,468
Operating expenses:
Research and development	17,720	15,965
Selling and marketing	24,454	23,782
General and administrative	33,808	26,210
Impairment of long-lived assets	—	429
Intangible asset amortization - operating expenses	622	738
Total operating expenses	76,604	67,124
Income (loss) from operations	2,904	(4,656)
Other income, net	4,524	2,748
Income (loss) before income taxes	7,428	(1,908)
Income tax provision (benefit)	381	(44)
Net income (loss)	$7,047	$(1,864)
Earnings (loss) per share:
Basic	$0.09	$(0.02)
Diluted	$0.09	$(0.02)
Shares used to compute earnings (loss) per common share:
Basic	78,028,254	74,759,789
Diluted	80,056,024	74,759,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
 Condensed Consolidated Statements of Comprehensive Income (Loss)
 (Unaudited)
 (In thousands)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$7,047	$(1,864)
Other comprehensive income (loss):
Change in currency translation adjustments	7,449	(4,889)
Net comprehensive income (loss)	$14,496	$(6,753)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	77,773	$78	$1,655,961	$(443,983)	$(36,090)	$1,175,966
Issuance of common stock on exercise of stock options and vesting of restricted stock units	449	—	1,320	—	—	1,320
Issuance of common stock under employee stock purchase plan (ESPP)	84	—	1,647	—	—	1,647
Tax portion of vested restricted stock units	—	—	(9,451)	—	—	(9,451)
Stock-based compensation expense (employee)	—	—	10,753	—	—	10,753
Stock-based compensation expense (ESPP)	—	—	205	—	—	205
Net income	—	—	—	7,047	—	7,047
Other comprehensive income	—	—	—	—	7,449	7,449
Balance at March 31, 2025	78,306	$78	$1,660,435	$(436,936)	$(28,641)	$1,194,936

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	73,265	$73	$1,536,168	$(468,121)	$(24,018)	$1,044,102
Issuance of common stock and options for acquisition	2,698	3	74,142	—	—	74,145
Issuance of common stock on exercise of stock options and vesting of restricted stock units	382	—	1,271	—	—	1,271
Issuance of common stock under ESPP	80	—	1,697	—	—	1,697
Tax portion of vested restricted stock units	—	—	(3,832)	—	—	(3,832)
Stock-based compensation expense (employee)	—	—	7,728	—	—	7,728
Stock-based compensation expense (ESPP)	—	—	291	—	—	291
Net loss	—	—	—	(1,864)	—	(1,864)
Other comprehensive loss	—	—	—	—	(4,889)	(4,889)
Balance at March 31, 2024	76,425	$76	$1,617,465	$(469,985)	$(28,907)	$1,118,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income (loss)	$7,047	$(1,864)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,362	5,590
Loss on disposal of property, plant and equipment	—	30
Stock-based compensation	10,958	8,019
Deferred income taxes	15	(120)
Noncash lease expense	904	1,139
Revaluation of acquisition-related contingent consideration	(1,954)	5
Effect of foreign currency on operations	(1,585)	637
Impairment loss	—	429
Changes in operating assets and liabilities:
Accounts receivable	(7,053)	(6,459)
Supplies and inventory	(2,298)	(2,303)
Prepaid expenses and other current assets	(2,928)	(2,738)
Other assets	(760)	259
Operating lease liabilities	(577)	(1,053)
Accounts payable	7,120	(1,544)
Accrued liabilities and deferred revenue	(8,889)	(8,993)
Net cash provided by (used in) operating activities	5,362	(8,966)
Investing activities
Acquisition of C2i, net of cash acquired	—	5,012
Purchase of short-term investments	(49,999)	—
Purchases of property, plant and equipment	(1,819)	(2,134)
Net cash (used in) provided by investing activities	(51,818)	2,878
Financing activities
Payment of taxes on vested restricted stock units	(9,451)	(3,832)
Proceeds from the exercise of common stock options and employee stock purchases	2,967	2,968
Net cash used in financing activities	(6,484)	(864)
Decrease in cash, cash equivalents and restricted cash	(52,940)	(6,952)
Effect of foreign currency on cash, cash equivalents and restricted cash	74	(108)
Net decrease in cash, cash equivalents and restricted cash	(52,866)	(7,060)
Cash, cash equivalents and restricted cash at beginning of period	240,631	217,330
Cash, cash equivalents and restricted cash at end of period	$187,765	$210,270
Supplementary cash flow information:
Purchases of property, plant and equipment included in accounts payable and accrued liability	$977	$1,754
Cash paid for tax	$121	$—
Cash, Cash Equivalents and Restricted Cash:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$186,120	$239,087
Restricted cash	1,645	1,544
Total cash, cash equivalents and restricted cash	$187,765	$240,631

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

The Company serves global markets with two complementary models. In the United States, it offers laboratory developed tests, or LDTs, through its centralized, CLIA certified laboratories in South San Francisco and San Diego, California, supported by its cytopathology expertise in Austin, Texas. Additionally, primarily outside of the United States, the Company provides its Prosigna test to patients through distribution to laboratories and hospitals that can perform the tests locally as an in vitro diagnostics, or IVD, test.

In February 2024, the Company acquired C2i Genomics, Inc., or C2i, a minimal residual disease, or MRD, detection company. Refer to Note 4, Business Combination, for additional information.

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of March 31, 2025, the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024, the condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2025 and 2024, the condensed consolidated statements of stockholders' equity for the three months ended March 31, 2025 and 2024, and the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results, stockholders' equity and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2024 has been derived from audited financial statements. The results for the three months ended March 31, 2025 are not indicative of the results expected for the full year or any other period. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company operates in one segment.

The accompanying interim period condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Reclassifications

Certain prior period balances have been reclassified to conform to current period presentation of the Company’s consolidated financial statements and accompanying notes. Such reclassifications have no effect on previously reported results of operations, accumulated deficit, subtotals of operating, investing or financing cash flows or consolidated balance sheet totals; however, for the three months ended March 31, 2024, the Company reclassified $2.9 million of amortization of intangible assets from the intangible asset amortization - operating expense caption in the condensed consolidated statements of operations to a separate caption, intangible asset amortization - cost of revenue, within a new cost of revenue section.

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
Use of Estimates

The preparation of unaudited interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates include: revenue recognition; the useful lives of property, plant and equipment; the recoverability of long-lived assets; the incremental borrowing rates for leases; the estimation of the fair value of intangible assets and contingent consideration; stock based compensation; income tax uncertainties, including a valuation allowance for deferred tax assets; credit related losses on investments; and allowance for credit losses and contingencies. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and assumptions.

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

Through March 31, 2025, the Company has derived most of its revenue from the sale of Decipher Prostate and Afirma testing. To date, Decipher Prostate and Afirma testing have been delivered primarily to physicians in the United States.

The Company is also subject to credit risk from its accounts receivable related to its sales. Credit risk for accounts receivable from testing revenue is incorporated in testing revenue accrual rates as the Company assesses historical collection rates and current developments to determine accrual rates and amounts the Company will ultimately collect. The Company generally does not perform evaluations of customers’ financial condition for testing revenue and generally does not require collateral. The Company assesses credit risk and the amount of accounts receivable the Company will ultimately collect for product, biopharmaceutical and other revenue based on collection history, current developments and credit worthiness of the customer. The estimate of credit losses is not material as of March 31, 2025.

The Company’s total third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended March 31,
	2025	2024
Medicare	33%	31%
UnitedHealthcare	13%	14%
	46%	45%

The Company's significant third-party payers in excess of 10% of total accounts receivable and their related accounts receivable balance as a percentage of total accounts receivable were as follows:

	March 31, 2025	December 31, 2024
Medicare	19%	16%
UnitedHealthcare	12%	12%

VERACYTE, INC.
Notes to Financial Statements
(unaudited)

Cash and Cash Equivalents

The Company considers demand deposits in a bank, money market funds and highly liquid investments with maturities at the time of purchase of three months or less to be cash equivalents.

Short-Term Investments

The Company's short-term investments consist of United States treasury securities and time deposits with a bank with maturities at the time of purchase that were between three months and one year. The Company classifies these investments as held-to-maturity debt securities, which are reported at amortized cost. Discounts or premiums from the purchase of the securities are recognized as a component of interest income in other income (loss), net in the consolidated statements of operations. Investments are initially recorded net of an allowance for expected credit losses, if any, which are remeasured each period and any impairments are recognized as an expense. Unrealized gains and losses are not recognized in income. As of both March 31, 2025 and December 31, 2024, no allowances for expected credit losses had been recorded and there have been no impairment or credit losses on the Company's short-term investments.

Restricted Cash

The Company had deposits of $1.6 million and $1.5 million included in long-term assets as of March 31, 2025 and December 31, 2024, respectively, restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the Company's leases.

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers, or ASC 606. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. Performance obligations are considered satisfied once the Company has completed a service or transferred control of a product to the customer.

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

Testing Revenue

The Company recognizes testing revenue from the sale of tests performed for customers, including patients and institutions, at the time test results are reported to physicians. Most tests requested by customers are sold without a written agreement; however, the Company determines that an implied contract exists with its customers for whom a physician will order the test. The Company identifies each sale of its test to a customer as a single performance obligation. A stated contract price does not exist and the transaction price for each implied contract with a customer represents variable consideration. The Company estimates the variable consideration under the portfolio approach and considers the historical reimbursement data from third-party commercial and governmental payers and patients, as well as known or anticipated reimbursement trends not reflected in the historical data. The Company monitors the estimated amount to be collected in the portfolio at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Both the estimate and any subsequent revision contain uncertainty and require the use of significant judgment in the estimation of the variable

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
consideration and application of the constraint for such variable consideration. The Company analyzes its actual cash collections over the expected reimbursement period and compares it with the estimated variable consideration for each payer group and any difference is recognized as an adjustment to estimated revenue after the expected reimbursement period, subject to assessment of the risk of future revenue reversal. For the three months ended March 31, 2025 and 2024, the Company recorded $0.4 million and $3.0 million as revenue, respectively, resulting from cash collections exceeding the estimated variable consideration related to tests reported in previous years, including revenue received from successful appeals of reimbursement denials, net of recoupments.

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

Accounts receivable from biopharmaceutical and other revenue was $5.1 million at March 31, 2025 and $3.8 million at December 31, 2024. There was $1.7 million of deferred revenue related to these agreements at both March 31, 2025 and

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
December 31, 2024. Revenue included in biopharmaceutical and other revenue for the three months ended March 31, 2025 and 2024 was as follows (in thousands of dollars):

	Three Months Ended March 31,
	2025	2024
Biopharmaceutical revenue	$2,297	$953
Contract manufacturing and testing	1,287	2,051
Total	$3,584	$3,004

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

Pension Liability

The Company offers a defined benefit pension plan to certain non-U.S. employees of its Veracyte SAS subsidiary. As of both March 31, 2025 and December 31, 2024, the total pension obligation was $0.4 million and is included in other liabilities on the condensed consolidated balance sheets.

Recent Accounting Pronouncements

In December 2023, the FASB issued Update, or ASU, No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). This update requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. This ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will result in the required additional disclosures being included in the Company's annual disclosures.

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

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
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

	Three Months Ended March 31,
	2025	2024
Numerator for basic and diluted EPS — net income (loss) (A)	$7,047	$(1,864)
Denominator for basic EPS — weighted average shares (B)	78,028	74,760
Effect of potentially dilutive common stock from:
Shares of common stock subject to outstanding options	671	—
Restricted stock units	1,320	—
Employee stock purchase plan	37	—
Dilutive potential common shares	2,028	—
Denominator for diluted EPS — adjusted weighted average shares and assumed conversions (C)	80,056	74,760
Basic EPS (A / B)	$0.09	$(0.02)
Diluted EPS (A / C)	$0.09	$(0.02)
Common stock equivalent shares excluded from the dilutive calculation due to antidilutive effect:
Shares of common stock subject to outstanding options	305	3,628
Restricted stock units	27	2,936
Employee stock purchase plan	—	29
Anti-dilutive potential common shares	332	6,593

3. Balance Sheet Components

Goodwill

Goodwill was $754.3 million and $745.8 million as of March 31, 2025 and December 31, 2024, respectively. The changes in the carrying amounts of goodwill during the three months ended March 31, 2025 were due to foreign currency translation. The Company has not recorded any impairment related to goodwill.

Intangible Assets, Net

Intangible assets include finite-lived product technology, customer relationships, licenses and trade names and indefinite-lived in-process research and development. Intangible assets consisted of the following (in thousands of dollars):

	March 31, 2025			December 31, 2024			Weighted Average Remaining Amortization Period (Years)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Percepta product technology	$16,000	$(10,667)	$5,333	$16,000	$(10,400)	$5,600	5
Prosigna product technology	4,120	(1,465)	2,655	4,120	(1,396)	2,724	10
Decipher product technology	90,000	(36,484)	53,516	90,000	(34,234)	55,766	6
Decipher trade names	4,000	(3,243)	757	4,000	(3,043)	957	1
C2i developed technology	25,300	(1,967)	23,333	25,300	(1,546)	23,754	14
Total finite-lived intangibles	139,420	(53,826)	85,594	139,420	(50,619)	88,801	8.3
In-process research and development	13,500	—	13,500	13,500	—	13,500
Total intangible assets	$152,920	$(53,826)	$99,094	$152,920	$(50,619)	$102,301

Acquisition-related intangibles are generally finite-lived and are carried at cost less accumulated amortization. Amortization of the finite-lived intangible assets is recognized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized.

Amortization expense of $3.2 million and $3.7 million was recognized for the three months ended March 31, 2025 and 2024, respectively.

The estimated future aggregate amortization expense as of March 31, 2025 is as follows (in thousands of dollars):

Year Ending December 31,	Amounts
2025 remainder of year	$9,621
2026	12,185
2027	12,028
2028	12,028
2029	12,028
Thereafter	27,704
Total	$85,594

Supplies and Inventory

Supplies consisted of lab supplies and reagents to be used in the performance of testing services. Inventory related to finished and semi-finished goods used in the assembly of diagnostic kits related to product sales as well as raw materials consumed in the contract manufacturing process. As of March 31, 2025 and December 31, 2024, supplies and inventory consisted of the following (in thousands of dollars):

	March 31, 2025	December 31, 2024
Supplies	$18,360	$17,876
Inventory	5,894	3,874
Total supplies and inventory	$24,254	$21,750

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands of dollars):

	March 31, 2025	December 31, 2024
Accrued compensation expenses	$18,699	$30,595
Accrued other	17,229	13,231
Total accrued liabilities	$35,928	$43,826

4. Business Combination

On February 5, 2024, or the Closing Date, the Company acquired 100% of the outstanding equity interests of C2i, or the C2i Acquisition. C2i was a privately-held company that developed a novel method for estimating tumor burden in cancer patients by analyzing a patient’s cell free DNA sequence and offered post-treatment monitoring of cancer recurrence and progression by analyzing subtle changes in the pattern of the tumor’s DNA. The consideration to acquire C2i was $100.2 million, comprised of $73.3 million in the form of approximately 2.7 million shares of the Company’s common stock based on the Company's share price on the Closing Date, $0.8 million of pre-combination portion of replacement stock options issued to C2i’s continuing employees, $17.2 million of contingent consideration that was agreed to be paid on achievement of certain milestones and the remainder in cash.

Assets acquired and liabilities assumed were recorded based on valuations derived from estimated fair value assessments and assumptions used by the Company. The measurement period concluded in February 2025, and no adjustments were recorded during the measurement period.

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

The carrying amounts of certain financial instruments of the Company, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The fair value of the Company’s financial assets include treasury bills, money market funds and deposits for leases of the Company's facilities. Included in cash and cash equivalents as of December 31, 2024 were $50.4 million of treasury bills with maturities at the time of purchase of three months or less, which are Level I assets as described above. Money market funds, included in cash and cash equivalents, were $1.2 million and $1.6 million as of March 31, 2025 and December 31, 2024, respectively, and are Level I assets as described above. The deposits for the leases, included in restricted cash, were $1.6 million and $1.5 million as of March 31, 2025 and December 31, 2024, respectively, and are Level I assets as described above. There were no transfers between Levels 1, 2 or 3 for the three months ended March 31, 2025 and 2024.

As part of the Company’s agreement to acquire the exclusive global diagnostic license to the nCounter Analysis System, the Company may pay up to an additional $10.0 million in cash, contingent upon first achievement or occurrence, by or on behalf of the Company, of the commercial launch of the first, second and third diagnostic tests for use on the nCounter

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
multiplex analysis system. This contingency was valued at $6.1 million as of the acquisition date and is remeasured to fair value at each reporting date until the contingent consideration is settled, with the corresponding changes included in general and administrative expense in the Company's condensed consolidated statements of operations. As of both March 31, 2025 and December 31, 2024, this contingency was remeasured to $3.3 million. For both the three months ended March 31, 2025 and 2024, no expense was recorded. As of March 31, 2025, the achievement of one of the milestones is forecasted to occur within the next 12 months. As a result, $2.7 million of the contingent consideration is included in short term liabilities at March 31, 2025.

The contingent consideration related to the C2i Acquisition as discussed in Note 4, is dependent on the achievement of certain milestones and is payable in cash or shares of the Company’s common stock, at the Company’s election, of up to $25 million and was valued at $17.2 million. The fair value of the contingent consideration related to the C2i Acquisition will be remeasured to fair value at each reporting date until the contingent consideration is settled, with the corresponding changes included in general and administrative expense. As of March 31, 2025 and December 31, 2024, this contingency was remeasured to $11.6 million and $14.3 million, respectively. For the three months ended March 31, 2025, a reversal of expense of $2.0 million was recorded. As of March 31, 2025, the achievement of all of the remaining milestones is forecasted to occur within the next 12 months. As a result, the contingent consideration is included in short term liabilities at March 31, 2025. During the year ended December 31, 2024, one of the milestones was achieved resulting in the payment of $5.0 million in cash and, during the three months ended March 31, 2025, one of the milestones was achieved resulting in the payment of $0.7 million in cash.

The fair value of contingent consideration includes inputs that are not observable in the market and thus represents a Level III financial liability. The estimation of the fair value of the contingent consideration is based on the present value of the expected payments calculated by assessing the likelihood of when the related milestones would be achieved and estimating the Company's borrowing rate. These estimates form the basis for making judgments about the carrying value of the contingent consideration that are not readily apparent from other sources. Changes to the forecasts for the achievement of the milestones and the borrowing rate can significantly affect the estimated fair value of the contingent consideration. As of March 31, 2025 and December 31, 2024, the Company calculated the estimated fair value of the milestones using the following significant unobservable inputs:

Value or Range (Weighted-Average)
Unobservable input	March 31, 2025	December 31, 2024
Discount rate	4.8% - 6.2% (5.1%)	5.1% - 6.2% (5.3%)
Probability of achievement	10% - 90% (76%)	10% - 90% (86%)

Short-Term Investments Held-to-Maturity

The Company's short-term investments consist of United States treasury securities with maturities, at the time of purchase, that were between three months and one year. The Company classifies these investments as held-to-maturity debt securities, which are reported at amortized cost, and are Level I assets as described above. As of March 31, 2025 and December 31, 2024, short-term investments comprised United States treasury bills recorded at amortized cost of $101.2 million and $50.4 million, respectively, with fair values of approximately $101.3 million and $50.4 million, respectively. As of March 31, 2025, gross unrealized gains on short-term investments were insignificant.

6. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory facilities in the U.S., including in South San Francisco and San Diego, California and Austin, Texas, and in Marseille, France, and leases certain equipment under various non-cancelable lease agreements. The lease terms extend to March 2040 and contain extension of lease terms and expansion options. The leases have a weighted average remaining lease term of 11.5 years as of March 31, 2025. The Company had deposits of $1.6 million and $1.5 million included in long-term assets as of March 31, 2025 and December 31, 2024, respectively, restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the leases.

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

Future minimum lease payments under non-cancelable operating leases as of March 31, 2025 are as follows (in thousands of dollars):

Year Ending December 31,	Amounts
Remainder of 2025	$6,148
2026	5,780
2027	8,388
2028	8,561
2029	8,246
Thereafter	56,099
Total future minimum lease payments	93,222
Less: amount representing interest	42,721
Present value of future lease payments	50,501
Less: short-term lease liabilities	7,409
Long-term lease liabilities	$43,092

The Company recognizes operating lease expense on a straight-line basis over the non-cancelable lease period. The following table summarizes operating lease expense and cash paid for amounts included in the measurement of lease liabilities (in thousands of dollars):

	Three Months Ended March 31,
	2025	2024
Operating lease expense	$2,254	$1,543
Cash paid for amounts included in the measurement of lease liabilities	$1,922	$1,629

Contingencies

From time to time, the Company may be involved in various legal proceedings and claims arising in the ordinary course of business. Although the outcomes of such matters cannot be predicted with certainty, the Company believes there is no litigation pending that could have, either individually or in the aggregate, a material adverse impact on the Company's consolidated financial statements.

On May 1, 2025, the Company filed a complaint in federal court in the Eastern District of Texas alleging that Sonic Healthcare USA, Inc., the healthcare company that offers ThyroSeq v3, is infringing three of the Company’s patents related to molecular testing of thyroid nodules. The complaint seeks treble damages, attorneys’ fees and costs as well as injunctive relief. Sonic Healthcare USA, Inc. has not yet responded to the Company’s complaint.

7. Stockholders’ Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows:

	March 31, 2025	December 31, 2024
Stock options and restricted stock units issued and outstanding	6,135,010	5,773,382
Stock options and restricted stock units available for grant under stock option plans	8,076,382	8,971,566
Common stock available for the Employee Stock Purchase Plan	966,979	1,051,407
Total	15,178,371	15,796,355

8. Components of Other Income

Other income, net consists of the following (in thousands of dollars):

	Three Months Ended March 31,
	2025	2024
French research tax credits	$214	$570
Interest income	2,762	2,695
Gain (loss) on currency revaluation	1,546	(560)
Other	2	43
Total	$4,524	$2,748

9. Segment

The chief operating decision maker for the Company is the Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and assessing financial performance. The Company has a single reporting unit associated with the development and commercialization of diagnostic products and biopharmaceutical services. The accounting policies of the Company's single segment are the same as those described in the summary of significant accounting policies in Note 1, Organization, Description of Business and Summary of Significant Accounting Policies. The chief operating decision maker assesses performance of the Company's single segment and decides how to allocate resources based on consolidated net income. Under the current organizational structure, this measure is not discreetly available or required individually for any of the Company’s business activities and is only available at the consolidated level. The monitoring of budgeted versus actual results are used in assessing performance of the Company's single segment, allocating resources and in establishing management’s compensation. The Company's chief operating decision maker intends for all revenue generating activities to rely on cross-functional activities across the consolidated entity in order to operate. No individual besides the chief operating decision maker has been tasked with reviewing discreet operating results of the business activities, nor is there any intent to bifurcate the overall business review process to produce discreet operating results specific to any of the Company's business activities. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. Consolidated revenue does not include any inter-segment sales or transfers.

Information about reported segment revenue, measures of segment profit or loss, significant segment expenses and reconciliation to income from operations was as follows (in thousands):

	Three Months Ended March 31,
	March 31, 2025	March 31, 2024
Revenue:
Testing revenue	$107,309	$90,303
Product revenue	3,580	3,537
Biopharmaceutical and other revenue	3,584	3,004
Total revenue	114,473	96,844
Cost of revenue:
Cost of testing revenue:
Laboratory supplies and reagents expense	13,067	11,918
Sample collection expense	2,825	3,057
Compensation expense	5,611	5,215
Other cost of testing revenue (1)	3,385	2,846
Allocation of facilities and IT expenses	3,372	2,943
Total cost of testing revenue	28,260	25,979
Cost of product revenue:
Product costs	109	1,263
License fees and royalties	324	436
Other cost of product revenue (2)	792	824
Allocation of facilities and IT expenses	197	121
Total cost of product revenue	1,422	2,644
Cost of biopharmaceutical and other revenue:
Compensation expense	1,240	1,462
Other cost of biopharmaceutical and other revenue (3)	1,044	949
Allocation of facilities and IT expenses	414	427
Total cost of biopharmaceutical and other revenue	2,698	2,838
Intangible asset amortization - cost of revenue	2,585	2,915
Gross profit	79,508	62,468
Operating expenses:
Research and development:
Compensation expense	9,748	9,085
Direct research and development expense	4,141	3,874
Other research and development expenses (4)	1,815	1,519
Allocation of facilities and IT expenses	2,016	1,487
Total research and development	17,720	15,965
Selling and marketing:
Compensation expense	17,635	17,622
Direct marketing expense	710	1,138
Other selling and marketing expenses (5)	3,853	3,414
Allocation of facilities and IT expenses	2,256	1,608
Total selling and marketing	24,454	23,782
General and administrative:
Compensation expense	20,173	17,759
Other general and administrative expenses (6)	21,890	15,037
Allocation of facilities and IT expenses	(8,255)	(6,586)
Total general and administrative	33,808	26,210
Intangible asset amortization - operating expenses	622	738
Other income, net	(4,524)	(2,748)
Income tax provision (benefit)	381	(44)
Net income (loss)	$7,047	$(1,864)
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

10. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate applied to the Company’s year to date income or loss and is adjusted for discrete items recorded in the period. For the three months ended March 31, 2025 and 2024, the Company’s effective tax rate was 5.1% and 2.3% respectively. For the three months ended March 31, 2025, the primary difference between the effective tax rate and the federal statutory rate is driven by unfavorable permanent differences and foreign and state taxes, offset by the full valuation allowance the Company has established on its federal, state and foreign net operating losses and credits. For the three months ended March 31, 2024, the primary difference between the effective tax rate and the federal statutory rate is driven by the full valuation allowance the Company had established on its federal, state and foreign net operating losses and credits offset by reductions in deferred tax liabilities from acquired entities.

The Company recorded income tax expense of $0.4 million for the three months ended March 31, 2025 and recorded income tax benefit of $44 thousand for the three months ended March 31, 2024. The provision for income taxes recorded in the three months ended March 31, 2025 consists primarily of federal, state and foreign income taxes. The income tax benefit recorded in the three months ended March 31, 2024 consists primarily of state and foreign income taxes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, or our Annual Report.

As discussed in the section titled “Special Note Regarding Forward Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth herein under the heading “Forward Looking Statements” and in the section titled “Risk Factors” under Part II, Item 1A of this report and under Part I, Item 1A of our Annual Report. Historical results are not necessarily indicative of future results.

When used in this report, all references to "Veracyte," the "company," "we," "our" and "us" refer to Veracyte, Inc., together with its consolidated subsidiaries, unless otherwise noted.

"Veracyte", "Afirma", "Percepta", "Envisia", "Prosigna", "Lymphmark", "Decipher", "GRID", "C2i", "C2i Genomics" and the Veracyte logo are registered trademarks of Veracyte, Inc. and its subsidiaries in the United States and selected countries. nCounter is the registered trademark of NanoString Technologies, Inc., or NanoString, now owned by Bruker Corporation as part of Bruker Corporation’s asset acquisition of NanoString, in the United States and selected countries and used by Veracyte under license. Immunoscore is the registered trademark of Institut National de la Santé et de la Recherche Médicale, or Inserm, in the United States and selected countries and used by Veracyte under license.

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
In the United States, we currently offer tests in prostate cancer (Decipher Prostate), thyroid cancer (Afirma), breast cancer (Prosigna), and bladder cancer (Decipher Bladder). In addition, our Percepta Nasal Swab test is being run in our Clinical Laboratory Improvement Amendments of 1988, or CLIA, certified labs in support of clinical studies.
We serve global markets with two complementary models. In the United States, we offer laboratory developed tests through our centralized CLIA certified laboratories in South San Francisco and San Diego, California, supported by our cytopathology expertise in Austin, Texas. Additionally, primarily outside of the United States, we provide in vitro diagnostics, or IVD, tests to patients through distribution to laboratories and hospitals that can perform the tests locally. Our international distribution of IVDs is currently limited to our Prosigna test, however, in the future, we intend to offer Decipher Prostate and Percepta Nasal Swab as IVD tests. We believe our broad menu of advanced diagnostic tests, combined with our ability to deliver them globally, differentiates us in the diagnostics industry.
We are aiming to expand our role across the cancer continuum with the addition of minimal residual disease, or MRD assays. This will broaden our portfolio of tests to help monitor the success of a therapeutic or surgical intervention, and support the determination of the best course of action for each patient.

Macroeconomic Factors

Recent macroeconomic factors, such as interest rate fluctuations and inflation in the United States and other markets, evolving international trade policies and government actions relating to tariffs, as well as volatility in the global banking and finance systems, have resulted in volatility in the capital and credit markets globally. Moreover, the continued fluctuation and reduced valuation of the U.S. dollar compared to other currencies has impacted and may continue to impact our results of operations. We intend to continue to monitor macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions as appropriate. In addition, regional conflicts like those between Russia and Ukraine and in Israel may adversely impact our business and operating results. Finally, the ongoing conflict in the Middle East and related political, military and security conditions in and around Israel may disrupt our Israel business operations and employees that we acquired through the Company’s acquisition of 100% of the outstanding equity interests of C2i, or the C2i Acquisition.

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

Factors Affecting Our Performance

Reported Total Test Volume

Our performance currently depends on the number of tests that we perform and report as completed in our CLIA-certified laboratories and the number of tests purchased by our customers, which we refer to as our reported total test volume. Factors impacting our reported total test volume include, but are not limited to:

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

Integrating Acquisitions

Revenue growth, operational results and advances to our business strategy depends on our ability to integrate any acquisitions into our existing business and effectively scale their operations. The integration of acquired assets and other strategic transactions that we may pursue may impact our revenue growth, increase the cost of operations or may require management resources that otherwise would be available for ongoing development of our existing business.

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

How We Recognize Revenue

We recognize revenue in accordance with the provisions of the FASB Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers, or ASC 606. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied.

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

Product Revenue

Our product revenue consists primarily of sales of the Prosigna breast cancer assay and related diagnostic kits, and services. We recognize product revenue when control of the promised goods is transferred to our customers, in an amount that reflects the consideration expected to be received in exchange for those products. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer, either on its own or together with other resources that are readily available to the customer, and is separately identified in the contract. Performance obligations are considered satisfied once we have transferred control of a product to the customer, meaning the customer has the ability to use and obtain the benefit of the product. We recognize product revenue for satisfied performance obligations only when there are no uncertainties regarding payment terms or transfer of control. Shipping and handling costs incurred for product shipments are charged to our customers and included in product revenue. Revenue is presented net of the taxes that are collected from customers and remitted to governmental authorities.

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

Financial Overview

Revenue

Through March 31, 2025, we derived the majority of our revenue as testing revenue from the sale of Decipher Prostate and Afirma tests, delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of cash collection from the third-party payer and individual patients. Third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows for the periods presented:

	Three Months Ended March 31,
	2025	2024
Medicare	33%	31%
UnitedHealthcare	13%	14%
	46%	45%

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

Cost of Product Revenue

Our cost of product revenue consists primarily of costs of purchasing diagnostic kit components, labor, installation, service and packaging and delivery costs. In addition, cost of product revenue includes royalty costs for licensed technologies included in our products. As our Prosigna test kits we produce are sold in various configurations with different number of tests, our product cost per test will continue to vary based on the specific kit configuration purchased by customers.

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

Intangible Asset Amortization - Cost of Revenue

Our finite-lived intangible assets, acquired in business combinations, are being amortized over 10 to 15 years, using the straight-line method. Intangible asset amortization - cost of revenue includes amortization of finite-lived intangible assets related to developed and product technology utilized in our current product and service offerings and customer backlog.

Research and Development

Research and development expenses include expenses incurred to collect clinical samples and conduct clinical studies to develop and support our products and pipeline, as well as develop future technology. These expenses consist of compensation expenses, direct research and development expenses such as laboratory supplies and costs associated with setting up and conducting clinical studies at domestic and international sites, professional fees, depreciation and amortization, other miscellaneous expenses and allocation of facility and information technology expenses. We expense all research and development costs in the periods in which they are incurred. We incurred a majority of our research and development expenses in the three months ended March 31, 2025 and the year ended December 31, 2024 in support of our early-stage products, including Percepta Nasal Swab, support for the development and validation of our MRD tests, and the development of new IVD products and discovery. Going forward, we expect to incur significant expense as we invest in the continued development of our innovation engine, early-stage products including our MRD tests, required clinical studies and the development of current IVD tests.

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

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024 (in thousands of dollars, except percentages and test volume):

	Three Months Ended March 31,
	2025	2024	Change	%
Revenue:
Testing revenue	$107,309	$90,303	$17,006	19%
Product revenue	3,580	3,537	43	1%
Biopharmaceutical and other revenue	3,584	3,004	580	19%
Total revenue	114,473	96,844	17,629	18%
Cost of revenue:
Cost of testing revenue	28,260	25,979	2,281	9%
Cost of product revenue	1,422	2,644	(1,222)	(46)%
Cost of biopharmaceutical and other revenue	2,698	2,838	(140)	(5)%
Intangible asset amortization - cost of revenue	2,585	2,915	(330)	(11)%
Total cost of revenue	34,965	34,376	589	2%
Gross profit	79,508	62,468	17,040	27%
Operating expenses:
Research and development	17,720	15,965	1,755	11%
Selling and marketing	24,454	23,782	672	3%
General and administrative	33,808	26,210	7,598	29%
Impairment of long-lived assets	—	429	(429)	(100)%
Intangible asset amortization - operating expenses	622	738	(116)	(16)%
Total operating expenses	76,604	67,124	9,480	14%
Income (loss) from operations	2,904	(4,656)	7,560	(162)%
Other income, net	4,524	2,748	1,776	65%
Income (loss) before income taxes	7,428	(1,908)	9,336	(489)%
Income tax provision (benefit)	381	(44)	425	(966)%
Net income (loss)	$7,047	$(1,864)	$8,911	(478)%
Other Operating Data:
Diagnostic tests reported	38,078	30,969	7,109	23%
Product tests sold	2,577	2,455	122	5%
Total test volume	40,655	33,424	7,231	22%

Depreciation and amortization expense	$5,362	$5,590	$(228)	(4)%
Stock-based compensation expense	$10,958	$8,019	$2,939	37%

Revenue

Revenue increased $17.6 million for the three months ended March 31, 2025 compared to the same period in 2024. This was primarily due to a $17.0 million increase in testing revenue driven by a 23% volume increase and a 3% average selling price decrease, and by a $0.6 million increase in our biopharmaceutical and other revenue. The increase in testing revenue and tests reported for the three months ended March 31, 2025 was due to Decipher Prostate and Afirma revenue growing 22% partially offset by a $1.4 million decrease in Envisia revenue.

Product revenue increased 1% for the three months ended March 31, 2025 compared to the same period in 2024. The result was primarily driven by an increase in demand in test kits and partially offset by lower service revenue.

Biopharmaceutical and other revenue increased by $0.6 million for the three months ended March 31, 2025 compared to the same period in 2024, driven primarily by an increase of customer projects related to our US product offering.

Cost of revenue

Comparison of the three months ended March 31, 2025 and 2024 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2025	2024	Change	%
Cost of testing revenue:
Laboratory supplies and reagents expense	$13,067	$11,918	$1,149	10%
Sample collection expense	2,825	3,057	(232)	(8)%
Compensation expense	5,611	5,215	396	8%
Cytopathology services	1,455	1,373	82	6%
Depreciation and amortization	430	427	3	1%
Other expenses	1,500	1,046	454	43%
Allocations	3,372	2,943	429	15%
Total	$28,260	$25,979	$2,281	9%
Cost of product revenue:
Product costs	$109	$1,263	$(1,154)	(91)%
License fees and royalties	324	436	(112)	(26)%
Depreciation and amortization	178	225	(47)	(21)%
Other expenses	614	599	15	3%
Allocations	197	121	76	63%
Total	$1,422	$2,644	$(1,222)	(46)%
Cost of biopharmaceutical and other revenue:
Compensation expense	$1,240	$1,462	$(222)	(15)%
License fees and royalties	—	149	(149)	(100)%
Depreciation and amortization	48	78	(30)	(38)%
Other expenses	996	722	274	38%
Allocations	414	427	(13)	(3)%
Total	$2,698	$2,838	$(140)	(5)%
Intangible asset amortization - cost of revenue	$2,585	$2,915	$(330)	(11)%

Cost of testing revenue increased $2.3 million, or 9%, for the three months ended March 31, 2025 compared to the same period in 2024. The increase in cost of testing revenue was due to increased volume in testing, higher staffing to support testing performance and the build out of infrastructure related to current and future growth expectations, primarily related to Decipher Prostate and Afirma tests.

Cost of product revenue decreased $1.2 million, or 46%, for the three months ended March 31, 2025 compared to the same period in 2024, driven by lower costs associated with the transition of manufacturing our IVD kits to our Marseille, France facilities and lower consumption of inventory.

Cost of biopharmaceutical and other revenue includes labor costs, laboratory supplies and pass-through expenses incurred. Cost of biopharmaceutical and other revenue for the three months ended March 31, 2025 decreased by $0.1 million compared to the same period in 2024, driven by reductions of staffing and variable expenses related to projects.

Research and development

Comparison of the three months ended March 31, 2025 and 2024 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2025	2024	Change	%
Research and development expense:
Compensation expense	$9,748	$9,085	$663	7%
Direct research and development expense	4,141	3,874	267	7%
Depreciation and amortization	431	239	192	80%
Other expenses	1,384	1,280	104	8%
Allocations	2,016	1,487	529	36%
Total	$17,720	$15,965	$1,755	11%

Research and development expense increased $1.8 million, or 11%, for the three months ended March 31, 2025 compared to the same period in 2024. The increase was primarily driven by annual compensation expense increases as well as direct research and product development expense related to our on-going development costs for our U.S. CLIA, IVD and MRD strategies. In addition to these costs, there was an increase in our allocated costs from general and administrative expenses.

Selling and marketing

Comparison of the three months ended March 31, 2025 and 2024 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2025	2024	Change	%
Selling and marketing expense:
Compensation expense	$17,635	$17,622	$13	—%
Direct marketing expense	710	1,138	(428)	(38)%
Other expenses	3,853	3,414	439	13%
Allocations	2,256	1,608	648	40%
Total	$24,454	$23,782	$672	3%

Selling and marketing expense increased $0.7 million, or 3%, for the three months ended March 31, 2025 compared to the same period in 2024. The increase is primarily due to annual compensation increases, headcount additions and the impact of stock-based compensation related to employee exits in the prior year period, these increases were partially offset by the reduction of sales support for our Envisia product. Direct marketing expense decreased primarily due to decreased participation in trade show events. In addition to these costs, there was an increase in allocated costs from general and administrative expenses.

General and administrative

Comparison of the three months ended March 31, 2025 and 2024 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2025	2024	Change	%
General and administrative expense:
Compensation expense	$20,173	$17,759	$2,414	14%
Professional fees	14,721	7,464	7,257	97%
Information technology expense	3,588	2,741	847	31%
Occupancy costs	3,111	2,553	558	22%
Depreciation and amortization	1,055	966	89	9%
Revaluation of acquisition-related contingent consideration	(1,954)	5	(1,959)	NM
Other expenses	1,369	1,308	61	5%
Allocations	(8,255)	(6,586)	(1,669)	25%
Total	$33,808	$26,210	$7,598	29%

General and administrative expense increased by $7.6 million for the three months ended March 31, 2025, compared to the same period in 2024. Compensation expense for the three months ended March 31, 2025 compared to the same period in 2024 increased primarily due to annual merit increases, additional headcount and higher stock-based compensation. Partially offsetting these impacts was a reduction in restructuring costs recognized in the prior year. Professional fees increased $7.3 million primarily due to $3.8 million of one-time expense related to the on-going proceedings regarding the bankruptcy petition filing made by our French subsidiary, Veracyte SAS, and a one-time $3.3 million payment related to the C2i Acquisition. Information technology expenses increased primarily related to continued investment in our cloud infrastructure, and additional investment in our software development capabilities. Occupancy costs increased primarily due to our expansion of our South San Francisco facilities commitment to support our future growth plans, and contingent consideration decreased $2.0 million primarily in relation to a reversal of expense when the contingency related to our C2i Acquisition was remeasured. General and administrative expenses related to occupancy costs and information technology costs are allocated to general and administrative expense, selling and marketing expense, research and development expense, and cost of revenue based on the headcount and employee location.

Other income, net

Other income, net, increased $1.8 million for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to an increased gain of $2.1 million due to unrealized foreign currency gain(loss) offset by a decrease of $0.4 million related to the French research tax credit.

Income tax expense

We recorded income tax expense of $0.4 million for the three months ended March 31, 2025, and recorded income tax benefit of $44.0 thousand for the three months ended March 31, 2024.

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

Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents and short-term investments of $287.4 million. During the three months ended March 31, 2025, our cash and cash equivalents and short-term investments decreased by $2.1 million. Historically, we have obtained financing primarily through sales of our equity securities. Beginning in 2023, our operations have been financed primarily by cash flows generated by our revenue. For the three months ended March 31, 2025, we had net income of $7.0 million, but we may not sustain profitability in the future. As of March 31, 2025, we had an accumulated deficit of $436.9 million.

We believe our existing cash and cash equivalents and short-term investments as of March 31, 2025, and cash flows generated by our revenue during the next 12 months will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the filing date of this report. We expect that our near- and longer-term liquidity requirements will continue to consist of costs to run our laboratories, research and development expenses, selling and marketing expenses, general and administrative expenses, working capital, capital expenditures, lease obligations, potential milestones associated with the C2i acquisition, costs to fund our overseas operations, and general corporate expenses associated with the growth of our business. However, we may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to generate cash flows from our revenue to finance our cash requirements, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. If we are not able to secure additional financing when needed, or on terms that are favorable to us, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives, or forgo potential acquisitions or investments. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to us. Moreover, any instability in the global credit markets or the banking system may impact our liquidity both in the short term and long term.

Our material cash requirements include the following obligations:

Operating Leases

We lease office and laboratory facilities in the U.S., including in South San Francisco and San Diego, California and Austin, Texas, and in Marseille, France, and lease certain equipment under various non-cancelable lease agreements. The lease terms extend to March 2040 and contain extension of lease term and expansion options. As of March 31, 2025, the leases have a weighted average remaining lease term of 11.5 years and total future minimum lease payments of $93.2 million.

Acquisition-Related Contingent Consideration

C2i Acquisition Contingent Consideration

Pursuant to the Agreement and Plan of Merger, dated as of January 5, 2024, by and among the Company, C2i, Canary Merger Sub I, Inc., a Delaware corporation and wholly owned subsidiary of the Company, Veracyte Diagnostics, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company, and Fortis Advisors LLC, as the C2i securityholders’ agent, or the Merger Agreement, we may be required to pay to certain noteholders of C2i up to an additional $16.0 million in cash or shares of our common stock, at our election, upon the achievement of certain milestones. During the three months ended March 31, 2025, another one of the milestones was achieved resulting in the payment of $0.7 million. As of March 31, 2025, we expect to achieve a portion or all of the remaining milestones contained in the Merger Agreement within the next 12 months, requiring payments totaling up to $16.0 million.

nCounter Analysis System Acquisition Contingent Consideration

As part of our agreement to acquire the exclusive global diagnostic license to the nCounter Analysis System, we may be required to pay up to an additional $10.0 million in cash, contingent upon first achievement or occurrence, by us or on our behalf, of the commercial launch of the first, second and third diagnostic tests for use on the nCounter multiplex analysis system. As of March 31, 2025, the achievement of one of the milestones is forecasted to occur within the next 12 months, requiring payments totaling $3.5 million.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024 (in thousands of dollars):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$5,362	$(8,966)
Net cash (used in) provided by investing activities	(51,818)	2,878
Net cash used in financing activities	(6,484)	(864)

Cash Flows from Operating Activities

Cash provided by operating activities for the three months ended March 31, 2025 was $5.4 million. Our net income of $7.0 million includes non-cash charges of $11.0 million of stock-based compensation expense, $5.4 million of depreciation and amortization, of which $3.2 million was related to intangible asset amortization, non-cash lease expense of $0.9 million, non-cash gains of $2.0 million from the revaluation of contingent consideration and $1.6 million from the effect of foreign currency changes on operations. Cash used as a result of changes in operating assets and liabilities was $15.4 million, primarily composed of a decrease in accrued liabilities and deferred revenue of $8.9 million, an increase in accounts receivable of $7.1 million, an increase in prepaid expenses and other current assets of $2.9 million, and an increase in supplies and inventory of $2.3 million partially offset by an increase in accounts payable of $7.1 million.

Cash used in operating activities for the three months ended March 31, 2024 was $9.0 million. Our net loss of $1.9 million includes non-cash charges of $8.0 million of stock-based compensation expense, $5.6 million of depreciation and amortization, of which $3.7 million was related to intangible asset amortization, and the remainder was due to a non-cash lease expense of $1.1 million. Cash used as a result of changes in operating assets and liabilities was $22.8 million, primarily composed of a decrease in accrued liabilities and deferred revenue of $9.0 million, an increase in accounts receivable of $6.5 million, an increase in prepaid expenses and other current assets of $2.7 million, an increase in supplies and inventory of $2.3 million, a decrease in accounts payable of $1.5 million, and a decrease in operating lease liability of $1.1 million, partially offset by a decrease in other assets of $0.3 million.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2025 was $51.8 million, consisting of $50.0 million from the purchase of short-term investments and $1.8 million used in the purchase of property, plant and equipment.

Cash provided by investing activities for the three months ended March 31, 2024 was $2.9 million, consisting of $5.0 million net cash acquired from C2i excluding post-close transactions costs, partially offset by $2.1 million used in the purchase of property, plant and equipment.

Cash Flows from Financing Activities

Cash used in financing activities for the three months ended March 31, 2025 was $6.5 million, consisting of $9.5 million in tax payments during the period related to the vesting of restricted stock units granted to employees, partially offset by $3.0 million in proceeds from the exercise of options to purchase our common stock and the purchase of stock under our Employee Stock Purchase Plan, or ESPP.

Cash used in financing activities for the three months ended March 31, 2024 was $0.9 million, consisting of $3.8 million in tax payments during the period related to the vesting of restricted stock units granted to employees, partially offset by $3.0 million in proceeds from the exercise of options to purchase our common stock and the purchase of stock under our ESPP.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1, Organization, Description of Business and Summary of Significant Accounting Policies, in the notes to our condensed consolidated financial statements included elsewhere in this report.

Critical Accounting Policies and Estimates
Our management's discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed in our Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents and short-term investments of $287.4 million as of March 31, 2025 which consisted of bank deposits, money market funds and United States treasury securities. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements. This analysis is based on a sensitivity model that measures market value changes when changes in interest rates occur. Any realized gains or losses resulting from such interest rate changes and from the current unrealized gains or losses would only occur if we sold the investments prior to maturity. We do not enter into investments for trading purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Foreign Currency Risk

As of March 31, 2025 we held $3.4 million of bank deposits denominated in Euros. Such Euro denominated deposits carry a degree of risk from changes in currency exchange rates as the gains or losses from changes in exchange rates are included in our net income (loss) and comprehensive income (loss). As of March 31, 2025 a hypothetical 10% appreciation or depreciation of the U.S. dollar relative to the Euro would not have had a material impact on our condensed consolidated financial statements. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency risk.

Inflation Risk

We are facing inflation headwinds in compensation, travel, supply and inventory costs. However, we do not believe that inflation has had a material effect on our business, financial condition, or operating results to date.

Item 4.  Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, which are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of March 31, 2025 at the reasonable assurance level.

(b)Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1.  Legal Proceedings

The information set forth in Note 6, Commitments and Contingencies, under the heading “Contingencies,” in the notes to our condensed consolidated financial statements included elsewhere in this report is incorporated herein by reference

Item 1A.  Risk Factors

Summary of Risk Factors

In addition to the information set forth in this report, you should consider carefully the factors and other cautionary statements discussed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K. There have been no material changes in our risk factors from those described in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(C) Insider Trading Arrangements

During the three months ended March 31, 2025, the following director adopted, modified or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act). None of our Section 16 officers adopted, modified or terminated such “Rule 10b5-1 trading arrangements” during the three months ended March 31, 2025.
•Robert Epstein, director, adopted a new trading plan on March 6, 2025 (with the first trade under the new plan scheduled for approximately June 5, 2025). The trading plan will be effective until May 29, 2026 to sell an aggregate of 21,473 shares of our common stock.

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

Date: May 8, 2025

VERACYTE, INC.

By:	/s/ Rebecca Chambers
Rebecca Chambers Chief Financial Officer