Form 10-Q
period 2025-06-30
VERACYTE, INC.
filed 2025-08-07
CIK 1384101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
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

As of August 1, 2025, there were 78,671,588 shares of common stock, par value $0.001 per share, outstanding.

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
•the impact of inflation, volatile interest rates and foreign exchange fluctuations, as well as regional conflicts globally, including the war in Ukraine, the ongoing conflict in the Middle East, any impacts of the new policies and legislation enacted by the current administration, energy, trade and supply chain disruptions, and market volatility resulting from the above on our business;
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
•our ability to continue to receive quality reagents and other raw materials from certain single source suppliers, including our in vitro diagnostics, or IVD, products;
•our ability to successfully integrate C2i Genomics, Inc., or C2i, and Decipher Biosciences into our business and our ability to develop and launch tests, and enter into supply agreements, with manufacturers of alternative systems;
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

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements-(Unaudited)

VERACYTE, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share and par value amounts)

	June 30, 2025	December 31, 2024
		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$219,499	$239,087
Short-term investments	101,220	50,354
Accounts receivable	50,814	46,525
Supplies and inventory	25,020	21,750
Prepaid expenses and other current assets	18,128	14,551
Total current assets	414,681	372,267
Property, plant and equipment, net	18,552	22,953
Right-of-use assets, operating leases	38,679	48,189
Intangible assets, net	95,806	102,301
Goodwill	773,255	745,800
Restricted cash	1,654	1,544
Other assets	1,477	6,981
Total assets	$1,344,104	$1,300,035
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,447	$8,634
Accrued liabilities	43,707	43,826
Current portion of deferred revenue	1,450	1,673
Current portion of acquisition-related contingent consideration	13,415	16,981
Current portion of operating lease liabilities	6,414	7,500
Current portion of other liabilities	—	19
Total current liabilities	76,433	78,633
Deferred tax liabilities	1,301	1,227
Acquisition-related contingent consideration, net of current portion	573	561
Operating lease liabilities, net of current portion	44,232	43,237
Other liabilities	508	411
Total liabilities	123,047	124,069
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 78,599,109 and 77,772,678 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	79	78
Additional paid-in capital	1,670,853	1,655,961
Accumulated deficit	(437,916)	(443,983)
Accumulated other comprehensive loss	(11,959)	(36,090)
Total stockholders’ equity	1,221,057	1,175,966
Total liabilities and stockholders’ equity	$1,344,104	$1,300,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
 Condensed Consolidated Statements of Operations
 (Unaudited)
 (In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Testing revenue	$122,263	$106,970	$229,572	$197,273
Product revenue	3,598	3,906	7,178	7,443
Biopharmaceutical and other revenue	4,303	3,552	7,887	6,556
Total revenue	130,164	114,428	244,637	211,272
Cost of revenue:
Cost of testing revenue	32,407	27,920	60,667	53,899
Cost of product revenue	1,749	1,874	3,171	4,518
Cost of biopharmaceutical and other revenue	3,572	3,812	6,270	6,650
Intangible asset amortization - cost of revenue	2,667	2,909	5,252	5,824
Total cost of revenue	40,395	36,515	75,360	70,891
Gross profit	89,769	77,913	169,277	140,381
Operating expenses:
Research and development	16,264	16,465	33,984	32,430
Selling and marketing	25,316	24,216	49,770	47,998
General and administrative	32,331	31,745	66,139	57,955
Impairment of assets	20,505	—	20,505	429
Intangible asset amortization - operating expenses	621	881	1,243	1,619
Total operating expenses	95,037	73,307	171,641	140,431
Income (loss) from operations	(5,268)	4,606	(2,364)	(50)
Other income, net	6,518	2,755	11,042	5,503
Income (loss) before income taxes	1,250	7,361	8,678	5,453
Income tax provision	2,230	1,627	2,611	1,583
Net income (loss)	$(980)	$5,734	$6,067	$3,870
Earnings (loss) per share:
Basic	$(0.01)	$0.07	$0.08	$0.05
Diluted	$(0.01)	$0.07	$0.08	$0.05
Shares used to compute earnings (loss) per common share:
Basic	78,391,502	76,538,325	78,210,881	75,649,057
Diluted	78,391,502	77,163,149	79,905,121	76,600,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
 Condensed Consolidated Statements of Comprehensive Income (Loss)
 (Unaudited)
 (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(980)	$5,734	$6,067	$3,870
Other comprehensive income (loss):
Change in currency translation adjustments	16,682	(1,703)	24,131	(6,592)
Net comprehensive income (loss)	$15,702	$4,031	$30,198	$(2,722)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2025	78,306	$78	$1,660,435	$(436,936)	$(28,641)	$1,194,936
Issuance of common stock on exercise of stock options and vesting of restricted stock units	293	1	1,814	—	—	1,815
Tax portion of vested restricted stock units	—	—	(2,381)	—	—	(2,381)
Stock-based compensation expense (employee)	—	—	10,715	—	—	10,715
Stock-based compensation expense (ESPP)	—	—	270	—	—	270
Net loss	—	—	—	(980)	—	(980)
Other comprehensive income	—	—	—	—	16,682	16,682
Balance at June 30, 2025	78,599	$79	$1,670,853	$(437,916)	$(11,959)	$1,221,057

Balance at December 31, 2024	77,773	$78	$1,655,961	$(443,983)	$(36,090)	$1,175,966
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	742	1	3,133	—	—	3,134
Issuance of common stock under employee stock purchase plan (ESPP)	84	—	1,647	—	—	1,647
Tax portion of vested restricted stock units	—	—	(11,831)	—	—	(11,831)
Stock-based compensation expense (employee)	—	—	21,468	—	—	21,468
Stock-based compensation expense (ESPP)	—	—	475	—	—	475
Net income	—	—	—	6,067	—	6,067
Other comprehensive income	—	—	—	—	24,131	24,131
Balance at June 30, 2025	78,599	$79	$1,670,853	$(437,916)	$(11,959)	$1,221,057

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2024	76,425	$76	$1,617,465	$(469,985)	$(28,907)	$1,118,649
Issuance of common stock on exercise of stock options and vesting of restricted stock units	319	1	1,291	—	—	1,292
Tax portion of vested restricted stock units	—	—	(1,303)	—	—	(1,303)
Stock-based compensation expense (employee)	—	—	9,573	—	—	9,573
Stock-based compensation expense (ESPP)	—	—	281	—	—	281
Net income	—	—	—	5,734	—	5,734
Other comprehensive loss	—	—	—	—	(1,703)	(1,703)
Balance at June 30, 2024	76,744	$77	$1,627,307	$(464,251)	$(30,610)	$1,132,523

Balance at December 31, 2023	73,265	$73	$1,536,168	$(468,121)	$(24,018)	$1,044,102
Issuance of common stock and options for acquisition	2,698	3	74,142	—	—	74,145
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	701	1	2,562	—	—	2,563
Issuance of common stock under ESPP	80	—	1,697	—	—	1,697
Tax portion of vested restricted stock units	—	—	(5,135)	—	—	(5,135)
Stock-based compensation expense (employee)	—	—	17,301	—	—	17,301
Stock-based compensation expense (ESPP)	—	—	572	—	—	572
Net income	—	—	—	3,870	—	3,870
Other comprehensive loss	—	—	—	—	(6,592)	(6,592)
Balance at June 30, 2024	76,744	$77	$1,627,307	$(464,251)	$(30,610)	$1,132,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income	$6,067	$3,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,851	11,328
Loss on disposal of property, plant and equipment	15	68
Stock-based compensation	21,943	17,873
Deferred income taxes	74	23
Noncash lease expense	1,600	2,287
Revaluation of acquisition-related contingent consideration	(2,879)	863
Effect of foreign currency on operations	(5,050)	896
Impairment loss	20,505	429
Changes in operating assets and liabilities:
Accounts receivable	(4,283)	(10,086)
Supplies and inventory	(2,863)	(3,266)
Prepaid expenses and other current assets	(5,460)	(2,183)
Other assets	(1,389)	(1,213)
Operating lease liabilities	(1,186)	(2,446)
Accounts payable	3,113	(1,706)
Accrued liabilities and deferred revenue	(2,091)	3,872
Net cash provided by operating activities	38,967	20,609
Investing activities
Acquisition of C2i, net of cash acquired	—	5,012
Purchase of short-term investments	(99,998)	—
Proceeds from maturity of short-term investments	51,061	—
Purchases of property, plant and equipment	(3,105)	(4,904)
Net cash (used in) provided by investing activities	(52,042)	108
Financing activities
Payment of taxes on vested restricted stock units	(11,831)	(5,135)
Proceeds from the exercise of common stock options and employee stock purchases	4,781	4,260
Net cash used in financing activities	(7,050)	(875)
Increase (decrease) in cash, cash equivalents and restricted cash	(20,125)	19,842
Effect of foreign currency on cash, cash equivalents and restricted cash	647	(169)
Net increase (decrease) in cash, cash equivalents and restricted cash	(19,478)	19,673
Cash, cash equivalents and restricted cash at beginning of period	240,631	217,330
Cash, cash equivalents and restricted cash at end of period	$221,153	$237,003
Supplementary cash flow information:
Purchases of property, plant and equipment included in accounts payable and accrued liability	$505	$1,891
Cash paid for tax	$1,553	$17
Cash, Cash Equivalents and Restricted Cash:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$219,499	$239,087
Restricted cash	1,654	1,544
Total cash, cash equivalents and restricted cash	$221,153	$240,631

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

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of June 30, 2025, the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024, the condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024, the condensed consolidated statements of stockholders' equity for the three and six months ended June 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results, stockholders' equity and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2024 has been derived from audited financial statements. The results for the three and six months ended June 30, 2025 are not indicative of the results expected for the full year or any other period. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company operates in one segment.

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

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
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

Through June 30, 2025, the Company has derived most of its revenue from the sale of Decipher Prostate and Afirma testing. To date, Decipher Prostate and Afirma testing have been delivered primarily to physicians in the United States.

The Company is also subject to credit risk from its accounts receivable related to its sales. Credit risk for accounts receivable from testing revenue is incorporated in testing revenue accrual rates as the Company assesses historical collection rates and current developments to determine accrual rates and amounts the Company will ultimately collect. The Company generally does not perform evaluations of customers’ financial condition for testing revenue and generally does not require collateral. The Company assesses credit risk and the amount of accounts receivable the Company will ultimately collect for product, biopharmaceutical and other revenue based on collection history, current developments and credit worthiness of the customer. The estimate of credit losses is not material as of June 30, 2025.

The Company’s total third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Medicare	33%	31%	33%	31%
UnitedHealthcare	14%	14%	13%	14%
	47%	45%	46%	45%

The Company's significant third-party payers in excess of 10% of total accounts receivable and their related accounts receivable balance as a percentage of total accounts receivable were as follows:

	June 30, 2025	December 31, 2024
Medicare	19%	16%
UnitedHealthcare	11%	12%

Cash and Cash Equivalents

The Company considers demand deposits in a bank, money market funds and highly liquid investments with maturities at the time of purchase of three months or less to be cash equivalents.

Short-Term Investments

The Company's short-term investments consist of United States treasury securities and time deposits with a bank with maturities at the time of purchase that were between three months and one year. The Company classifies these investments as

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
held-to-maturity debt securities, which are reported at amortized cost. Discounts or premiums from the purchase of the securities are recognized as a component of interest income in other income, net in the consolidated statements of operations. Investments are initially recorded net of an allowance for expected credit losses, if any, which are remeasured each period and any impairments are recognized as an expense. Unrealized gains and losses are not recognized in income. As of both June 30, 2025 and December 31, 2024, no allowances for expected credit losses had been recorded and there have been no impairment or credit losses on the Company's short-term investments.

Restricted Cash

The Company had deposits of $1.7 million and $1.5 million included in long-term assets as of June 30, 2025 and December 31, 2024, respectively, restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the Company's leases.

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

Testing Revenue

The Company recognizes testing revenue from the sale of tests performed for customers, including patients and institutions, at the time test results are reported to physicians. Most tests requested by customers are sold without a written agreement; however, the Company determines that an implied contract exists with its customers for whom a physician will order the test. The Company identifies each sale of its test to a customer as a single performance obligation. A stated contract price does not exist and the transaction price for each implied contract with a customer represents variable consideration. The Company estimates the variable consideration under the portfolio approach and considers the historical reimbursement data from third-party commercial and governmental payers and patients, as well as known or anticipated reimbursement trends not reflected in the historical data. The Company monitors the estimated amount to be collected in the portfolio at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Both the estimate and any subsequent revision contain uncertainty and require the use of significant judgment in the estimation of the variable consideration and application of the constraint for such variable consideration. The Company analyzes its actual cash collections over the expected reimbursement period and compares it with the estimated variable consideration for each payer group and any difference is recognized as an adjustment to estimated revenue after the expected reimbursement period, subject to assessment of the risk of future revenue reversal. For the three and six months ended June 30, 2025, the Company recorded $1.8 million and $2.2 million as revenue, respectively, and for the three and six months ended June 30, 2024, the Company recorded $4.0 million and $6.9 million, respectively, resulting from cash collections exceeding the estimated variable consideration related to tests reported in previous years, including revenue received from successful appeals of reimbursement denials, net of recoupments.

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

Accounts receivable from biopharmaceutical and other revenue was $4.1 million at June 30, 2025 and $3.8 million at December 31, 2024. Deferred revenue related to these agreements was $1.5 million at June 30, 2025 and $1.7 million at December 31, 2024. Revenue included in biopharmaceutical and other revenue for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Biopharmaceutical revenue	$2,630	$1,702	$4,927	$2,656
Contract manufacturing and testing	1,673	1,850	2,960	3,900
Total	$4,303	$3,552	$7,887	$6,556

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

Pension Liability

The Company has historically offered a defined benefit pension plan to certain non-U.S. employees of its French subsidiary, Veracyte SAS. See Note 11, Subsequent Events, for more information regarding Veracyte SAS. As of June 30, 2025 and December 31, 2024, the total pension obligation was $0.5 million and $0.4 million, respectively, and is included in other liabilities on the condensed consolidated balance sheets.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update, or ASU, No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). This update requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. This ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will result in the required additional disclosures being included in the Company's annual disclosures.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator for basic and diluted EPS — net income (A)	$(980)	$5,734	$6,067	$3,870
Denominator for basic EPS — weighted average shares (B)	78,392	76,538	78,211	75,649
Effect of potentially dilutive common stock from:
Shares of common stock subject to outstanding options	—	433	503	509
Restricted stock units	—	147	1,146	405
Employee stock purchase plan	—	45	45	37
Dilutive potential common shares	—	625	1,694	951
Denominator for diluted EPS — adjusted weighted average shares and assumed conversions (C)	78,392	77,163	79,905	76,600
Basic EPS (A / B)	$(0.01)	$0.07	$0.08	$0.05
Diluted EPS (A / C)	$(0.01)	$0.07	$0.08	$0.05
Common stock equivalent shares excluded from the dilutive calculation due to antidilutive effect:
Shares of common stock subject to outstanding options	2,303	2,410	535	2,406
Restricted stock units	3,725	2,963	129	408
Employee stock purchase plan	51	—	—	—
Anti-dilutive potential common shares	6,079	5,373	664	2,814

3. Balance Sheet Components

Goodwill

Goodwill was $773.3 million and $745.8 million as of June 30, 2025 and December 31, 2024, respectively. The changes in the carrying amounts of goodwill during the three and six months ended June 30, 2025 were due to foreign currency translation. The Company has not recorded any impairment related to goodwill.

Intangible Assets, Net

Intangible assets include finite-lived product technology, customer relationships, licenses and trade names and indefinite-lived in-process research and development. Intangible assets consisted of the following (in thousands of dollars):

	June 30, 2025			December 31, 2024			Weighted Average Remaining Amortization Period (Years)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Percepta product technology	$16,000	$(10,933)	$5,067	$16,000	$(10,400)	$5,600	5
Prosigna product technology	4,120	(1,534)	2,586	4,120	(1,396)	2,724	9
Decipher product technology	97,300	(38,815)	58,485	90,000	(34,234)	55,766	7
Decipher trade names	4,000	(3,443)	557	4,000	(3,043)	957	1
C2i developed technology	25,300	(2,389)	22,911	25,300	(1,546)	23,754	14
Total finite-lived intangibles	146,720	(57,114)	89,606	139,420	(50,619)	88,801	8.5
In-process research and development	6,200	—	6,200	13,500	—	13,500
Total intangible assets	$152,920	$(57,114)	$95,806	$152,920	$(50,619)	$102,301

Acquisition-related intangibles are generally finite-lived and are carried at cost less accumulated amortization. Amortization of the finite-lived intangible assets is recognized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized.

Amortization expense of $3.3 million and $3.8 million was recognized for the three months ended June 30, 2025 and 2024, respectively, and an expense of $6.5 million and $7.4 million was recognized for the six months ended June 30, 2025 and 2024, respectively.

The estimated future aggregate amortization expense as of June 30, 2025 is as follows (in thousands of dollars):

Year Ending December 31,	Amounts
2025 remainder of year	$6,657
2026	12,672
2027	12,515
2028	12,515
2029	12,515
Thereafter	32,732
Total	$89,606

Supplies and Inventory

Supplies consisted of lab supplies and reagents to be used in the performance of testing services. Inventory related to finished and semi-finished goods used in the assembly of diagnostic kits related to product sales as well as raw materials consumed in the contract manufacturing process. As of June 30, 2025 and December 31, 2024, supplies and inventory consisted of the following (in thousands of dollars):

	June 30, 2025	December 31, 2024
Supplies	$20,065	$17,876
Inventory	4,955	3,874
Total supplies and inventory	$25,020	$21,750

Impairment of Assets

On July 16, 2025, the Marseille Commercial Court published a decision approving the divestiture of certain portions of the Company's French subsidiary, Veracyte SAS, to Helio Diagnostics SAS, effective August 1, 2025. The remaining assets will be managed by the judicial administrator until such time that the Marseille Commercial Court appoints a judicial liquidator to solely initiate and manage liquidation proceedings. Effective August 1, 2025, the Company no longer has the power to control the financial and operating policies of Veracyte SAS. The Company assessed the associated assets as of June 30, 2025 for impairment and determined that the value of the remaining assets of Veracyte SAS, including accounts receivable; supplies and inventory; right-of-use assets; property, plant, and equipment; and other receivables were not recoverable. As a result, the Company recorded a $20.5 million non-cash impairment charge during the three months ended June 30, 2025, as detailed in the impairment of assets row of the condensed consolidated statement of operations. See Note 11, Subsequent Events, for more information regarding Veracyte SAS.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands of dollars):

	June 30, 2025	December 31, 2024
Accrued compensation expenses	$25,764	$30,595
Accrued other	17,943	13,231
Total accrued liabilities	$43,707	$43,826

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

The carrying amounts of certain financial instruments of the Company, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The fair value of the Company’s financial assets include treasury bills, money market funds and deposits for leases of the Company's facilities. Included in cash and cash equivalents as of December 31, 2024 were $50.4 million of treasury bills with maturities at the time of purchase of three months or less, which are Level I assets as described above. Money market funds, included in cash and cash equivalents, were $0.8 million and $1.6 million as of June 30, 2025 and December 31, 2024, respectively, and are Level I assets as described above. The deposits for the leases, included in restricted cash, were $1.7 million and $1.5 million as of June 30, 2025 and December 31, 2024, respectively, and are Level I assets as described above. There were no transfers between Levels 1, 2 or 3 for the six months ended June 30, 2025 and 2024.

As part of the Company’s agreement to acquire the exclusive global diagnostic license to the nCounter Analysis System, the Company may pay up to an additional $10.0 million in cash, contingent upon first achievement or occurrence, by or on behalf of the Company, of the commercial launch of the first, second and third diagnostic tests for use on the nCounter multiplex analysis system. This contingency was valued at $6.1 million as of the acquisition date and is remeasured to fair value at each reporting date until the contingent consideration is settled, with the corresponding changes included in general and administrative expense in the Company's condensed consolidated statements of operations. As of June 30, 2025 and December 31, 2024, this contingency was remeasured to $2.2 million and $3.3 million, respectively. For both the three and six months ended June 30, 2025, reversal of expense of $1.0 million was recorded, and for both the three and six months ended June 30, 2024, expense of $0.1 million was recorded. As of June 30, 2025, the achievement of one of the milestones is forecasted to occur within the next 12 months. As a result, $1.7 million of the contingent consideration is included in short term liabilities at June 30, 2025.

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
The contingent consideration related to the C2i Acquisition as discussed in Note 4, is dependent on the achievement of certain milestones and is payable in cash or shares of the Company’s common stock, at the Company’s election, of up to $25 million and was valued at $17.2 million. The fair value of the contingent consideration related to the C2i Acquisition will be remeasured to fair value at each reporting date until the contingent consideration is settled, with the corresponding changes included in general and administrative expense. As of June 30, 2025 and December 31, 2024, this contingency was remeasured to $11.8 million and $14.3 million, respectively. For the three and six months ended June 30, 2025, an expense of $0.1 million and a reversal of expense of $1.9 million, respectively, were recorded. For both the three and six months ended June 30, 2024, an expense of $0.8 million was recorded. As of June 30, 2025, the achievement of all of the remaining milestones is forecasted to occur within the next 12 months. As a result, the contingent consideration is included in short term liabilities at June 30, 2025. During the year ended December 31, 2024, one of the milestones was achieved resulting in the payment of $5.0 million in cash and, during the six months ended June 30, 2025, one of the milestones was achieved resulting in the payment of $0.7 million in cash.

The fair value of contingent consideration includes inputs that are not observable in the market and thus represents a Level III financial liability. The estimation of the fair value of the contingent consideration is based on the present value of the expected payments calculated by assessing the likelihood of when the related milestones would be achieved and estimating the Company's borrowing rate. These estimates form the basis for making judgments about the carrying value of the contingent consideration that are not readily apparent from other sources. Changes to the forecasts for the achievement of the milestones and the borrowing rate can significantly affect the estimated fair value of the contingent consideration. As of June 30, 2025 and December 31, 2024, the Company calculated the estimated fair value of the milestones using the following significant unobservable inputs:

Value or Range (Weighted-Average)
Unobservable input	June 30, 2025	December 31, 2024
Discount rate	4.7% - 5.2% (4.7%)	5.1% - 6.2% (5.3%)
Probability of achievement	10% - 90% (72%)	10% - 90% (86%)

Short-Term Investments Held-to-Maturity

The Company's short-term investments consist of United States treasury securities with maturities, at the time of purchase, that were between three months and one year. The Company classifies these investments as held-to-maturity debt securities, which are reported at amortized cost, and are Level I assets as described above. As of June 30, 2025 and December 31, 2024, short-term investments comprised United States treasury bills recorded at amortized cost of $101.2 million and $50.4 million, respectively, with fair values of approximately $101.2 million and $50.4 million, respectively. As of June 30, 2025, gross unrealized gains or losses on short-term investments were insignificant.

6. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory facilities in the U.S., including in South San Francisco and San Diego, California and Austin, Texas, and, prior to the liquidation of Veracyte SAS assets, in Marseille, France, and leases certain equipment under various non-cancelable lease agreements. The lease terms extend to March 2040 and contain extension of lease terms and expansion options. The leases have a weighted average remaining lease term of 11.3 years as of June 30, 2025. The Company had deposits of $1.7 million and $1.5 million included in long-term assets as of June 30, 2025 and December 31, 2024, respectively, restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the leases.

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

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
Future minimum lease payments under non-cancelable operating leases as of June 30, 2025 are as follows (in thousands of dollars):

Year Ending December 31,	Amounts
Remainder of 2025	$4,263
2026	5,903
2027	8,503
2028	8,677
2029	8,362
Thereafter	56,821
Total future minimum lease payments	92,529
Less: amount representing interest	41,883
Present value of future lease payments	50,646
Less: short-term lease liabilities	6,414
Long-term lease liabilities	$44,232

The Company recognizes operating lease expense on a straight-line basis over the non-cancelable lease period. The following table summarizes operating lease expense and cash paid for amounts included in the measurement of lease liabilities (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense	$2,182	$1,422	$4,362	$2,964
Cash paid for amounts included in the measurement of lease liabilities	$1,977	$1,534	$3,899	$3,163

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

On May 1, 2025, the Company filed a complaint in federal court in the Eastern District of Texas alleging that Sonic Healthcare USA, Inc., the healthcare company that is believed to offer ThyroSeq v3, is infringing three of the Company’s patents related to molecular testing of thyroid nodules. The complaint seeks treble damages, attorneys’ fees and costs as well as injunctive relief. On June 4, 2025, the Company filed an amended complaint asserting two additional patents. On July 21, 2025, Sonic Healthcare USA, Inc. filed an answer and a motion to dismiss. The jury trial is currently scheduled for January 25, 2027.

7. Stockholders’ Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows:

	June 30, 2025	December 31, 2024
Stock options and restricted stock units issued and outstanding	5,691,373	5,773,382
Stock options and restricted stock units available for grant under stock option plans	10,742,036	8,971,566
Common stock available for the Employee Stock Purchase Plan	966,979	1,051,407
Total	17,400,388	15,796,355

8. Components of Other Income

Other income, net consists of the following (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	2,937	2,699	5,699	5,394
Interest expense	—	(1)	(1)	(1)
Gain (loss) on currency revaluation	3,348	(171)	4,895	(731)
Other	233	228	449	841
Total	$6,518	$2,755	$11,042	$5,503

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

Information about reported segment revenue, measures of segment profit or loss, significant segment expenses and reconciliation to income from operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Testing revenue	$122,263	$106,970	$229,572	$197,273
Product revenue	3,598	3,906	7,178	7,443
Biopharmaceutical and other revenue	4,303	3,552	7,887	6,556
Total revenue	130,164	114,428	244,637	211,272
Cost of revenue:
Cost of testing revenue:
Laboratory supplies and reagents expense	15,304	13,326	28,369	25,244
Sample collection expense	3,494	3,164	6,320	6,221
Compensation expense	6,023	5,139	11,634	10,354
Other cost of testing revenue (1)	4,173	3,479	7,559	6,325
Allocation of facilities and IT expenses	3,413	2,812	6,785	5,755
Total cost of testing revenue	32,407	27,920	60,667	53,899
Cost of product revenue:
Product costs	705	628	813	1,891
License fees and royalties	307	314	631	751
Other cost of product revenue (2)	515	800	1,309	1,623
Allocation of facilities and IT expenses	222	132	418	253
Total cost of product revenue	1,749	1,874	3,171	4,518
Cost of biopharmaceutical and other revenue:
Compensation expense	1,652	2,072	2,892	3,533
Other cost of biopharmaceutical and other revenue (3)	1,462	1,271	2,506	2,221
Allocation of facilities and IT expenses	458	469	872	896
Total cost of biopharmaceutical and other revenue	3,572	3,812	6,270	6,650
Intangible asset amortization - cost of revenue	2,667	2,909	5,252	5,824
Gross profit	89,769	77,913	169,277	140,381
Operating expenses:
Research and development:
Compensation expense	9,063	8,365	18,812	17,450
Direct research and development expense	3,292	5,243	7,434	9,117
Other research and development expenses (4)	1,880	1,339	3,692	2,857
Allocation of facilities and IT expenses	2,029	1,518	4,046	3,006
Total research and development	16,264	16,465	33,984	32,430
Selling and marketing:
Compensation expense	17,601	17,081	35,236	34,703
Direct marketing expense	1,478	2,048	2,188	3,186
Other selling and marketing expenses (5)	3,696	3,212	7,549	6,627
Allocation of facilities and IT expenses	2,541	1,875	4,797	3,482
Total selling and marketing	25,316	24,216	49,770	47,998
General and administrative:
Compensation expense	21,260	23,107	41,433	40,866
Other general and administrative expenses (6)	19,734	15,444	41,624	30,481
Allocation of facilities and IT expenses	(8,663)	(6,806)	(16,918)	(13,392)
Total general and administrative	32,331	31,745	66,139	57,955
Impairment of assets	20,505	—	20,505	429
Intangible asset amortization - operating expenses	621	881	1,243	1,619
Other income, net	(6,518)	(2,755)	(11,042)	(5,503)
Income tax provision	2,230	1,627	2,611	1,583
Net income (loss)	$(980)	$5,734	$6,067	$3,870

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

10. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate applied to the Company’s year to date income and is adjusted for discrete items recorded in the period. For the three months ended June 30, 2025 and 2024, the Company’s effective tax rate was 178.5% and 22.1%, respectively. The non-cash impairment of $20.5 million recorded in the period was treated as a discrete item for provisioning purposes and excluded from income thus the Company’s effective tax rate for the three months ended June 30, 2025 was substantially higher when compared to prior periods. For the six months ended June 30, 2025 and 2024, the Company’s effective tax rate was 30.1% and 29.0%, respectively. For the six months ended June 30, 2025, the primary difference between the effective tax rate and the federal statutory rate is driven by unfavorable permanent differences, offset by the full valuation allowance the Company has established on its federal, state and foreign net operating losses and credits. For the six months ended June 30, 2024, the primary difference between the effective tax rate and the federal statutory rate is driven by the full valuation allowance the Company has established on its federal, state and foreign net operating losses and credits.

The Company recorded income tax expense of $2.2 million and $1.6 million for the three months ended June 30, 2025 and 2024, respectively, and recorded income tax expense of $2.6 million and $1.6 million for the six months ended June 30, 2025 and 2024, respectively. The provision for income taxes recorded in the three and six months ended June 30, 2025 and 2024 consists primarily of state income taxes incurred by a subsidiary associated with the Company's Decipher product line.

11. Subsequent Events

Deconsolidation of Veracyte SAS

On July 16, 2025, the Marseille Commercial Court published a decision approving the divestiture of certain portions of the Company's French subsidiary, Veracyte SAS, to Helio Diagnostics SAS, effective August 1, 2025. The remaining assets will be managed and controlled by the judicial administrator until such time that the Marseille Commercial Court appoints a judicial liquidator to solely initiate and manage liquidation proceedings. Effective August 1, 2025, the Company no longer has the power to control the financial and operating policies of Veracyte SAS. Accordingly, the Company will derecognize the related assets and liabilities from its consolidated financial statements in the three months ending September 30, 2025.

U.S. Income Tax

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act, or OBBBA, which includes numerous changes to existing tax law including extending or making permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire. The OBBBA permanently eliminates the requirement to capitalize and amortize U.S.-based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred. The OBBBA also permanently extends the full expensing of qualifying assets through accelerated bonus depreciation in the period acquired. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. The Company will continue to analyze the OBBBA and its impact on its financial statements and will reflect any impact in the period of enactment.

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

As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth herein under the heading “Special Note Regarding Forward-Looking Statements” and in the section titled “Risk Factors” under Part II, Item 1A of this report and under Part I, Item 1A of our Annual Report. Historical results are not necessarily indicative of future results.

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

Continued Adoption of and Reimbursement for our Products

Revenue growth depends on our ability to secure coverage decisions, achieve broader reimbursement from third-party payers, obtain prior authorization, expand our base of prescribing physicians and increase our penetration in existing accounts. Because some payers consider our products experimental and investigational, we may not receive payment for tests and payments we receive may not be at acceptable levels. We expect our revenue growth to increase if more payers make a positive coverage decision and as payers enter into contracts with us, which should enhance our revenue and cash collections.

Our sales teams are aligned under our general manager-based structure to focus on specific products and global markets. If we are unable to expand the base of prescribing physicians and penetration within these accounts at an acceptable rate, or if we are not able to execute our strategy for increasing reimbursement and associated collections, we may not be able to effectively increase our revenue. We expect to continue to see pressure from payers to limit the utilization of tests, generally, and we believe more payers are deploying cost containment tactics, such as requiring prior authorization, reduction of the payer portion of reimbursement and employing laboratory benefit managers to reduce utilization rates. Revenue growth also depends on our ability to secure reimbursement from government payers at a reimbursement rate that is consistent with past reimbursement rates. Changes or implementation of government regulations or reimbursement policies, including under the Protecting Access to Medicare Act of 2014, or PAMA, could result in lower reimbursement rates for our tests. Any such reductions could negatively affect our revenues and margins.

Integrating Acquisitions

Revenue growth, operational results and advances to our test offering strategy depend on our ability to integrate any acquisitions into our existing business and effectively scale their operations. The integration of acquired assets and other strategic transactions that we may pursue may impact our revenue growth, increase the cost of operations or may require management resources that otherwise would be available for ongoing development of our existing business.

New Product Development

A significant aspect of our business is our investment in development activities, including activities related to the development of new tests and modifications and enhancements to our current tests, including the ongoing development of our IVD and MRD strategies. In addition to these development activities, we also perform clinical evidence studies which are critical to gaining clinician adoption of our tests, driving favorable coverage decisions by payers, as well as gaining guideline inclusion for such tests.

How We Recognize Revenue

We recognize revenue in accordance with the provisions of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers, or ASC 606. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied.

Testing Revenue

We generally bill for testing services at the time of test completion, upon delivery of a patient report to the prescribing physician. We recognize revenue based on estimates of the cash amount that will ultimately be collected. In determining the amount to accrue for a delivered test, we consider factors such as payment history, payer coverage, whether there is a reimbursement contract between the payer and us, payment as a percentage of agreed upon rate (if applicable), amount paid per test and any current developments or changes that could impact reimbursement. These estimates require significant judgment by management. Actual results could differ from those estimates and assumptions. Upon ultimate collection, the amount received is compared to previous estimates and the amount accrued is adjusted accordingly.

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

Product Revenue

Our product revenue consists primarily of sales of the Prosigna breast cancer IVD and related diagnostic kits, and services. We recognize product revenue when control of the promised goods is transferred to our customers, in an amount that reflects the consideration expected to be received in exchange for those products. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer, either on its own or together with other resources that are readily available to the customer, and is separately identified in the contract. Performance obligations are considered satisfied once we have transferred control of a product to the customer, meaning the customer has the ability to use and obtain the benefit of the product. We recognize product revenue for satisfied performance obligations only when there are no uncertainties regarding payment terms or transfer of control. Shipping and handling costs incurred for product shipments are charged to our customers and included in product revenue. Revenue is presented net of the taxes that are collected from customers and remitted to governmental authorities.

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

Timing of Our Research and Development Expenses

We deploy state-of-the-art and costly genomic technologies in our discovery and development experiments. Further, we conduct clinical studies to validate our new products, as well as on-going clinical studies to further the published evidence to support our commercialized tests. The timing of these research and development activities is difficult to predict, as is the timing of clinical trial enrollments and sample acquisitions. Therefore, spending on research and development may vary significantly by quarter depending on the timing of these various expenses.

Financial Overview

Revenue

Through June 30, 2025, we derived the majority of our revenue as testing revenue from the sale of Decipher Prostate and Afirma tests, delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of cash collection from the third-party payer and individual patients. Third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Medicare	33%	31%	33%	31%
UnitedHealthcare	14%	14%	13%	14%
	47%	45%	46%	45%

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

Cost of Product Revenue

Our cost of product revenue consists primarily of costs of purchasing diagnostic kit components, labor, installation, service and packaging and delivery costs. In addition, cost of product revenue includes royalty costs for licensed technologies included in our products. As our Prosigna test kits are sold in various configurations with different numbers of tests, our product cost per test will continue to vary based on the specific kit configuration purchased by customers.

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

Research and Development

Research and development expenses include expenses incurred to collect clinical samples and conduct clinical studies to develop and support our products and pipeline, as well as develop future technology. These expenses consist of compensation expenses, direct research and development expenses such as laboratory supplies and costs associated with setting up and conducting clinical studies at domestic and international sites, professional fees, depreciation and amortization, other miscellaneous expenses and allocation of facility and information technology expenses. We expense all research and development costs in the periods in which they are incurred. We incurred a majority of our research and development expenses in the six months ended June 30, 2025 and the year ended December 31, 2024 in support of our early-stage products, including Percepta Nasal Swab, support for the development and validation of our MRD tests, and the development of new IVD products and discovery. Going forward, we expect to incur significant expense as we invest in the continued development of our innovation engine, early-stage products including our MRD tests, required clinical studies and the development of current IVD tests.

Selling and Marketing

Selling and marketing expenses consist of compensation expenses, direct marketing expenses, professional fees, other expenses such as travel and communications costs, as well as allocation of facility and information technology expenses. Our sales team of approximately 110 representatives is organized by business unit in the U.S., with separate teams calling on thyroid cancer and urologic cancer physicians. The business units have dedicated marketing support, as well as a marketing operations team that serves the commercial organization broadly. Prosigna sales outside of the U.S. are led by country managers and sales teams that call on laboratories and breast cancer oncologists.

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

Results of Operations

Comparison of the three and six months ended June 30, 2025 and 2024 (in thousands of dollars, except percentages and test volume):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
Revenue:
Testing revenue	$122,263	$106,970	$15,293	14%	$229,572	$197,273	$32,299	16%
Product revenue	3,598	3,906	(308)	(8)%	7,178	7,443	(265)	(4)%
Biopharmaceutical and other revenue	4,303	3,552	751	21%	7,887	6,556	1,331	20%
Total revenue	130,164	114,428	15,736	14%	244,637	211,272	33,365	16%
Cost of revenue:
Cost of testing revenue	32,407	27,920	4,487	16%	60,667	53,899	6,768	13%
Cost of product revenue	1,749	1,874	(125)	(7)%	3,171	4,518	(1,347)	(30)%
Cost of biopharmaceutical and other revenue	3,572	3,812	(240)	(6)%	6,270	6,650	(380)	(6)%
Intangible asset amortization - cost of revenue	2,667	2,909	(242)	(8)%	5,252	5,824	(572)	(10)%
Total cost of revenue	40,395	36,515	3,880	11%	75,360	70,891	4,469	6%
Gross profit	89,769	77,913	11,856	15%	169,277	140,381	28,896	21%
Operating expenses:
Research and development	16,264	16,465	(201)	(1)%	33,984	32,430	1,554	5%
Selling and marketing	25,316	24,216	1,100	5%	49,770	47,998	1,772	4%
General and administrative	32,331	31,745	586	2%	66,139	57,955	8,184	14%
Impairment of assets	20,505	—	20,505	NM	20,505	429	20,076	4680%
Intangible asset amortization - operating expenses	621	881	(260)	(30)%	1,243	1,619	(376)	(23)%
Total operating expenses	95,037	73,307	21,730	30%	171,641	140,431	31,210	22%
Income (loss) from operations	(5,268)	4,606	(9,874)	(214)%	(2,364)	(50)	(2,314)	4628%
Other income, net	6,518	2,755	3,763	137%	11,042	5,503	5,539	101%
Income (loss) before income taxes	1,250	7,361	(6,111)	(83)%	8,678	5,453	3,225	59%
Income tax provision	2,230	1,627	603	37%	2,611	1,583	1,028	65%
Net income (loss)	$(980)	$5,734	$(6,714)	(117)%	$6,067	$3,870	$2,197	57%
Other Operating Data:
Diagnostic tests reported	42,441	36,057	6,384	18%	80,519	67,026	13,493	20%
Product tests sold	2,525	2,966	(441)	(15)%	5,102	5,421	(319)	(6)%
Total test volume	44,966	39,023	5,943	15%	85,621	72,447	13,174	18%

Depreciation and amortization expense	$5,489	$5,738	$(249)	(4)%	$10,851	$11,328	$(477)	(4)%
Stock-based compensation expense	$10,985	$9,854	$1,131	11%	$21,943	$17,873	$4,070	23%

Revenue

Revenue increased $15.7 million for the three months ended June 30, 2025 compared to the same period in 2024. This was primarily due to a $15.3 million increase in testing revenue and a $0.8 million increase in our biopharmaceutical and other revenue, partially offset by a $0.3 million decrease in our product revenue. The 14% growth in testing revenue was primarily driven by an 18% volume increase, partially offset by lower prior period collections compared to the prior year period.

Revenue increased $33.4 million for the six months ended June 30, 2025 compared to the same period in 2024. This was primarily due to a $32.3 million increase in testing revenue and a $1.3 million increase in our biopharmaceutical and other revenue, partially offset by a $0.3 million decrease in our product revenue. The 16% growth in testing revenue was primarily driven by a 20% volume increase, partially offset by lower prior period collections compared to the prior year period.

Product revenue decreased $0.3 million for the three and six months ended June 30, 2025 compared to the same periods in 2024.

Biopharmaceutical and other revenue increased by $0.8 million for the three months ended June 30, 2025 and increased by $1.3 million for the six months ended June 30, 2025, compared to the same periods in 2024, driven primarily by an increase of customer projects related to our U.S. CLIA test offering.

Cost of revenue

Comparison of the three and six months ended June 30, 2025 and 2024 is as follows (in thousands of dollars, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
Cost of testing revenue:
Laboratory supplies and reagents expense	$15,304	$13,326	$1,978	15%	$28,369	$25,244	$3,125	12%
Sample collection expense	3,494	3,164	330	10%	6,320	6,221	99	2%
Compensation expense	6,023	5,139	884	17%	11,634	10,354	1,280	12%
Cytopathology services	1,615	1,494	121	8%	3,071	2,867	204	7%
Depreciation and amortization	556	429	127	30%	986	856	130	15%
Other expenses	2,002	1,556	446	29%	3,502	2,602	900	35%
Allocations	3,413	2,812	601	21%	6,785	5,755	1,030	18%
Total	$32,407	$27,920	$4,487	16%	$60,667	$53,899	$6,768	13%
Cost of product revenue:
Product costs	$705	$628	$77	12%	$813	$1,891	$(1,078)	(57)%
License fees and royalties	307	314	(7)	(2)%	631	751	(120)	(16)%
Depreciation and amortization	183	212	(29)	(14)%	361	437	(76)	(17)%
Other expenses	332	588	(256)	(44)%	948	1,186	(238)	(20)%
Allocations	222	132	90	68%	418	253	165	65%
Total	$1,749	$1,874	$(125)	(7)%	$3,171	$4,518	$(1,347)	(30)%
Cost of biopharmaceutical and other revenue:
Compensation expense	$1,652	$2,072	$(420)	(20)%	$2,892	$3,533	$(641)	(18)%
License fees and royalties	—	—	—	NM	—	150	(150)	(100)%
Depreciation and amortization	52	46	6	13%	99	125	(26)	(21)%
Other expenses	1,410	1,225	185	15%	2,407	1,946	461	24%
Allocations	458	469	(11)	(2)%	872	896	(24)	(3)%
Total	$3,572	$3,812	$(240)	(6)%	$6,270	$6,650	$(380)	(6)%
Intangible asset amortization - cost of revenue	$2,667	$2,909	$(242)	(8)%	$5,252	$5,824	$(572)	(10)%

Cost of testing revenue increased $4.5 million, or 16%, for the three months ended June 30, 2025 compared to the same period in 2024. The increase in cost of testing revenue was due to increased volume in testing, higher staffing to support testing performance and the build out of infrastructure related to current and future growth expectations, primarily related to Decipher Prostate and Afirma tests, partially offset by lab efficiencies.

Cost of testing revenue increased $6.8 million, or 13%, for the six months ended June 30, 2025 compared to the same period in 2024. The increase in cost of testing revenue was due to increased volume in testing, higher staffing to support testing performance and the build out of infrastructure related to current and future growth expectations, primarily related to Decipher Prostate and Afirma tests, partially offset by lab efficiencies.

Cost of product revenue decreased $0.1 million, or 7%, for the three months ended June 30, 2025 and decreased $1.3 million, or 30%, for the six months ended June 30, 2025 compared to the same periods in 2024, driven primarily by lower volume of kit sales.

Cost of biopharmaceutical and other revenue includes labor costs, laboratory supplies and pass-through expenses incurred. Cost of biopharmaceutical and other revenue for the three and six months ended June 30, 2025 decreased by $0.2 million and $0.4 million, respectively, compared to the same periods in 2024, driven by reductions of staffing and variable expenses related to projects.

Research and development

Comparison of the three and six months ended June 30, 2025 and 2024 is as follows (in thousands of dollars, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
Research and development expense:
Compensation expense	$9,063	$8,365	$698	8%	$18,812	$17,450	$1,362	8%
Direct research and development expense	3,292	5,243	(1,951)	(37)%	7,434	9,117	(1,683)	(18)%
Depreciation and amortization	437	248	189	76%	868	486	382	79%
Other expenses	1,443	1,091	352	32%	2,824	2,371	453	19%
Allocations	2,029	1,518	511	34%	4,046	3,006	1,040	35%
Total	$16,264	$16,465	$(201)	(1)%	$33,984	$32,430	$1,554	5%

Research and development expense decreased $0.2 million, or 1%, for the three months ended June 30, 2025 compared to the same period in 2024. The decrease was primarily due to the timing of direct research and product development expense related to our on-going development costs for our IVD and MRD strategies, as well as projects to enhance laboratory efficiencies that were offset by increased headcount expenses. In addition to these costs, there was an increase in our allocated costs from general and administrative expenses.

Research and development expense increased $1.6 million, or 5%, for the six months ended June 30, 2025 compared to the same period in 2024. The increase was primarily driven by annual compensation expense increases and partially offset by timing of spend related to direct research and product development expense related to our on-going development costs for our U.S. CLIA, IVD and MRD strategies. In addition to these costs, there was an increase in our allocated costs from general and administrative expenses.

Selling and marketing

Comparison of the three and six months ended June 30, 2025 and 2024 is as follows (in thousands of dollars, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
Selling and marketing expense:
Compensation expense	$17,601	$17,081	$520	3%	$35,236	$34,703	$533	2%
Direct marketing expense	1,478	2,048	(570)	(28)%	2,188	3,186	(998)	(31)%
Other expenses	3,696	3,212	484	15%	7,549	6,627	922	14%
Allocations	2,541	1,875	666	36%	4,797	3,482	1,315	38%
Total	$25,316	$24,216	$1,100	5%	$49,770	$47,998	$1,772	4%

Selling and marketing expense increased $1.1 million, or 5%, for the three months ended June 30, 2025 compared to the same period in 2024. The increase in compensation expense was primarily related to annual merit increases. Direct marketing expense decreased primarily due to timing of trade shows and market research. Further, there was an increase in allocated costs from general and administrative expenses.

Selling and marketing expense increased $1.8 million, or 4%, for the six months ended June 30, 2025 compared to the same period in 2024. The increase was primarily due to annual merit increases, headcount additions and the impact of stock-based compensation related to employee exits in the prior year period, offset in part by the reduction of Envisia sales support.

Direct marketing expense decreased primarily due to the timing of trade show events. Further, there was an increase in allocated costs from general and administrative expenses.

General and administrative

Comparison of the three and six months ended June 30, 2025 and 2024 is as follows (in thousands of dollars, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
General and administrative expense:
Compensation expense	$21,260	$23,107	$(1,847)	(8)%	$41,433	$40,866	$567	1%
Professional fees	11,995	6,616	5,379	81%	26,716	14,080	12,636	90%
Information technology expense	3,636	3,089	547	18%	7,225	5,830	1,395	24%
Occupancy costs	2,807	2,539	268	11%	5,918	5,092	826	16%
Depreciation and amortization	960	999	(39)	(4)%	2,016	1,965	51	3%
Revaluation of acquisition-related contingent consideration	(925)	857	(1,782)	(208)%	(2,879)	863	(3,742)	(434)%
Other expenses	1,261	1,344	(83)	(6)%	2,628	2,651	(23)	(1)%
Allocations	(8,663)	(6,806)	(1,857)	27%	(16,918)	(13,392)	(3,526)	26%
Total	$32,331	$31,745	$586	2%	$66,139	$57,955	$8,184	14%

General and administrative expense increased by $0.6 million for the three months ended June 30, 2025, compared to the same period in 2024. The results were impacted primarily by an increase of $4.2 million in professional fees mainly related to the Veracyte SAS collective proceedings petition filing, as well as information technology expense increases related to our cloud infrastructure and software development investments. These increases were offset by reductions in the revaluation of contingent consideration related to the acquisitions of C2i and nCounter diagnostic rights, and compensation expense given the prior year expense related to the voluntary Veracyte SAS employee exits. General and administrative expenses related to occupancy costs and information technology costs are allocated to general and administrative expense, selling and marketing expense, research and development expense, and cost of revenue based on the number of employees by location.

General and administrative expense increased by $8.2 million for the six months ended June 30, 2025, compared to the same period in 2024. The results were impacted primarily by an increase of $7.9 million in professional fees mainly related to the Veracyte SAS collective proceedings petition filing, as well as information technology expense increases related to our cloud infrastructure and software development investments. Compensation expense increased primarily due to annual merit increases, additional headcount and higher stock-based compensation and was partially offset by the prior year expense related to the voluntary exits related to our Veracyte SAS employees. These increases were offset by reductions in the revaluation of contingent consideration related to the acquisitions of C2i and nCounter diagnostic rights. General and administrative expenses related to occupancy costs and information technology costs are allocated to general and administrative expense, selling and marketing expense, research and development expense, and cost of revenue based on the headcount and employee location.

Impairment of assets

On July 16, 2025, the Marseille Commercial Court published a decision approving the divestiture of certain portions of our French subsidiary, Veracyte SAS, to Helio Diagnostics SAS, effective August 1, 2025. The remaining assets will be managed by the judicial administrator until such time that the Marseille Commercial Court appoints a judicial liquidator to solely initiate and manage liquidation proceedings. Effective August 1, 2025, the Company no longer has the power to control the financial and operating policies of Veracyte SAS. We assessed the associated assets as of June 30, 2025 for impairment and determined that the value of the remaining assets of Veracyte SAS including accounts receivable; supplies and inventory; right-of-use assets; property, plant, and equipment; and other receivables were not recoverable. As a result, we recorded a $20.5 million non-cash impairment charge during the three months ended June 30, 2025.

Other income, net

Other income, net, increased $3.8 million for the three months ended June 30, 2025 compared to the same period in 2024, primarily due to increased gain of $3.5 million due to unrealized foreign currency gain(loss) and an increase of $0.2 million from interest income.

Other income, net, increased $5.5 million for the six months ended June 30, 2025 compared to the same period in 2024, primarily due to an increased gain of $5.6 million due to unrealized foreign currency gain(loss).

Income tax expense

We recorded income tax expense of $2.2 million and $1.6 million for the three months ended June 30, 2025 and 2024, respectively, and recorded income tax expense of $2.6 million and $1.6 million for the six months ended June 30, 2025 and 2024, respectively.

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

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act, or the OBBBA, which includes numerous changes to existing tax law including extending or making permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire. The OBBBA permanently eliminates the requirement to capitalize and amortize U.S.-based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred. The OBBBA also permanently extends the full expensing of qualifying assets through accelerated bonus depreciation in the period acquired. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. We will continue to analyze the OBBBA and its impact on our financial statements and will reflect any impact in the period of enactment.

Liquidity and Capital Resources

As of June 30, 2025, we had cash and cash equivalents and short-term investments of $320.7 million. During the six months ended June 30, 2025, our cash and cash equivalents and short-term investments increased by $31.3 million. Historically, we have obtained financing primarily through sales of our equity securities. Beginning in 2023, our operations have been financed primarily by cash flows generated by our revenue. For the six months ended June 30, 2025, we had net income of $6.1 million, but we may not sustain profitability in the future. As of June 30, 2025, we had an accumulated deficit of $437.9 million.

We believe our existing cash and cash equivalents and short-term investments as of June 30, 2025, and cash flows generated by our revenue during the next 12 months will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the filing date of this report. We expect that our near- and longer-term liquidity requirements will continue to consist of costs to run our laboratories, research and development expenses, selling and marketing expenses, general and administrative expenses, working capital, capital expenditures, lease obligations, potential milestones associated with the C2i Acquisition, and general corporate expenses associated with the growth of our business. However, we may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to generate cash flows from our revenue to finance our cash requirements, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. If we are not able to secure additional financing when needed, or on terms that are favorable to us, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives, or forgo potential acquisitions or investments. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to us. Moreover, any instability in the global credit markets or the banking system may impact our liquidity both in the short term and long term.

Our material cash requirements include the following obligations:

Operating Leases

We lease office and laboratory facilities in the U.S., including in South San Francisco and San Diego, California and Austin, Texas, and prior to the liquidation of Veracyte SAS assets, in Marseille, France, and lease certain equipment under various non-cancelable lease agreements. The lease terms extend to March 2040 and contain extension of lease term and expansion options. As of June 30, 2025, the leases have a weighted average remaining lease term of 11.3 years and total future minimum lease payments of $92.5 million.

Acquisition-Related Contingent Consideration

C2i Acquisition Contingent Consideration

Pursuant to the Agreement and Plan of Merger, dated as of January 5, 2024, by and among the Company, C2i, Canary Merger Sub I, Inc., a Delaware corporation and wholly owned subsidiary of the Company, Veracyte Diagnostics, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company, and Fortis Advisors LLC, as the C2i securityholders’ agent, or the Merger Agreement, we may be required to pay to certain noteholders of C2i up to an additional $16.0 million in cash or shares of our common stock, at our election, upon the achievement of certain milestones. During the six months ended June 30, 2025, one of the milestones was achieved resulting in the payment of $0.7 million. As of June 30, 2025, we expect to achieve a portion or all of the remaining milestones contained in the Merger Agreement within the next 12 months, requiring payments totaling up to $16.0 million.

nCounter Analysis System Acquisition Contingent Consideration

As part of our agreement to acquire the exclusive global diagnostic license to the nCounter Analysis System, we may be required to pay up to an additional $10.0 million in cash, contingent upon first achievement or occurrence, by us or on our behalf, of the commercial launch of the first, second and third diagnostic tests for use on the nCounter multiplex analysis system. As of June 30, 2025, the achievement of one of the milestones is forecasted to occur within the next 12 months, requiring payments totaling $3.5 million.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024 (in thousands of dollars):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$38,967	$20,609
Net cash (used in) provided by investing activities	(52,042)	108
Net cash used in financing activities	(7,050)	(875)

Cash Flows from Operating Activities

Cash provided by operating activities for the six months ended June 30, 2025 was $39.0 million. Our net income of $6.1 million includes non-cash charges of $21.9 million of stock-based compensation expense, $10.9 million of depreciation and amortization, of which $6.5 million was related to intangible asset amortization, $20.5 million tied to the impairment of assets, non-cash lease expense of $1.6 million, non-cash gains of $2.9 million from the revaluation of contingent consideration and $5.1 million from the effect of foreign currency changes on operations. Cash used as a result of changes in operating assets and liabilities was $14.2 million, primarily composed of an increase in prepaid expenses and other current assets of $5.5 million, an increase in accounts receivable of $4.3 million, a decrease in accrued liabilities and deferred revenue of $2.1 million, and an increase in supplies and inventory of $2.9 million partially offset by an increase in accounts payable of $3.1 million.

Cash provided by operating activities for the six months ended June 30, 2024 was $20.6 million. Our net income of $3.9 million includes non-cash charges of $17.9 million of stock-based compensation expense, $11.3 million of depreciation and amortization, of which $7.4 million was related to intangible asset amortization, and the remainder was due to a non-cash lease expense of $2.3 million. Cash used as a result of changes in operating assets and liabilities was $17.0 million, primarily composed of an increase in accounts receivable of $10.1 million, an increase in supplies and inventory of $3.3 million, a decrease in operating lease liability of $2.4 million, an increase in prepaids and other current assets of $2.2 million, a decrease in accounts payable of $1.7 million, and an increase in other assets of $1.2 million. Cash used as a result of changes in operating assets and liabilities was partially offset by cash provided by an increase in accrued liabilities and deferred revenue of $3.9 million.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2025 was $52.0 million, consisting of $48.9 million from the purchase and maturity of short-term investments and $3.1 million used in the purchase of property, plant and equipment.

Cash provided by investing activities for the six months ended June 30, 2024 was $0.1 million, consisting of $5.0 million net cash acquired from C2i excluding post-close transactions costs, partially offset by $4.9 million used in the purchase of property, plant and equipment

Cash Flows from Financing Activities

Cash used in financing activities for the six months ended June 30, 2025 was $7.1 million, consisting of $11.8 million in tax payments during the period related to the vesting of restricted stock units granted to employees, partially offset by $4.8 million in proceeds from the exercise of options to purchase our common stock and the purchase of stock under our Employee Stock Purchase Plan, or ESPP.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents and short-term investments of $320.7 million as of June 30, 2025 which consisted of bank deposits, money market funds and United States treasury securities. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements. This analysis is based on a sensitivity model that measures market value changes when changes in interest rates occur. Any realized gains or losses resulting from such interest rate changes and from the current unrealized gains or losses would only occur if we sold the investments prior to maturity. We do not enter into investments for trading purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Foreign Currency Risk

As of June 30, 2025 we held $3.6 million of bank deposits denominated in Euros. Such Euro denominated deposits carry a degree of risk from changes in currency exchange rates as the gains or losses from changes in exchange rates are included in our net income and comprehensive income (loss). As of June 30, 2025 a hypothetical 10% appreciation or depreciation of the U.S. dollar relative to the Euro would not have had a material impact on our condensed consolidated financial statements. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency risk.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of June 30, 2025 at the reasonable assurance level.

(b)Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(C) Insider Trading Arrangements

During the three months ended June 30, 2025, the following officer adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act). None of our other Section 16 officers or directors adopted, modified or terminated such “Rule 10b5-1 trading arrangements” during the three months ended June 30, 2025.
•John Leite, Global Chief Commercial Officer, adopted a new trading plan on June 9, 2025 (with the first trade under the new plan scheduled for approximately September 8, 2025). The trading plan will be effective until September 18, 2026 to sell an aggregate of (i) 9,077 shares of our common stock, plus (ii) 100% of the net shares resulting from the vesting of 42,137 additional common stock during the plan period (net shares are net of tax withholding).

Item 6.  Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1#	2023 Equity Incentive Plan, as Amended	8-K	001-36156	10.1	6/18/2025
10.2#	Form of agreements under the 2023 Equity Incentive Plan	S-8 POS	333-270147	99.6	6/8/2023
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)	X

#	Indicates management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2025

VERACYTE, INC.

By:	/s/ Rebecca Chambers
Rebecca Chambers Chief Financial Officer