Form 10-Q
period 2025-09-30
VERACYTE, INC.
filed 2025-11-05
CIK 1384101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
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

As of October 31, 2025, there were 79,049,173 shares of common stock, par value $0.001 per share, outstanding.

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
•the impact of inflation, volatile interest rates and foreign exchange fluctuations, as well as regional conflicts globally, including the war in Ukraine, the ongoing conflict in the Middle East, any impacts of the policies and legislation enacted by the current administration, energy, trade and supply chain disruptions, and market volatility resulting from the above on our business;
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
•our ability to obtain and maintain Medicare, other government payer, and other commercial third-party payer reimbursement at acceptable levels and our expectations regarding the timing of reimbursement;
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

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements-(Unaudited)

VERACYTE, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share and par value amounts)

	September 30, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$315,573	$239,087
Short-term investments	50,855	50,354
Accounts receivable	47,826	46,525
Supplies and inventory	20,327	21,750
Prepaid expenses and other current assets	14,643	14,551
Total current assets	449,224	372,267
Property, plant and equipment, net	18,900	22,953
Right-of-use assets, operating leases	37,301	48,189
Intangible assets, net	92,477	102,301
Goodwill	767,154	745,800
Restricted cash	1,637	1,544
Other assets	1,094	6,981
Total assets	$1,367,787	$1,300,035
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,509	$8,634
Accrued liabilities	48,373	43,826
Current portion of deferred revenue	417	1,673
Current portion of acquisition-related contingent consideration	13,571	16,981
Current portion of operating lease liabilities	4,282	7,500
Current portion of other liabilities	—	19
Total current liabilities	72,152	78,633
Deferred tax liabilities	1,214	1,227
Acquisition-related contingent consideration, net of current portion	583	561
Operating lease liabilities, net of current portion	36,171	43,237
Other liabilities	—	411
Total liabilities	110,120	124,069
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 79,034,078 and 77,772,678 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	79	78
Additional paid-in capital	1,684,587	1,655,961
Accumulated deficit	(418,779)	(443,983)
Accumulated other comprehensive loss	(8,220)	(36,090)
Total stockholders’ equity	1,257,667	1,175,966
Total liabilities and stockholders’ equity	$1,367,787	$1,300,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
 Condensed Consolidated Statements of Operations
 (Unaudited)
 (In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Testing revenue	$127,756	$109,536	$357,328	$306,809
Product revenue	3,301	3,188	10,479	10,631
Biopharmaceutical and other revenue	815	3,136	8,702	9,692
Total revenue	131,872	115,860	376,509	327,132
Cost of revenue:
Cost of testing revenue	33,777	29,029	94,444	82,928
Cost of product revenue	3,015	1,792	6,186	6,310
Cost of biopharmaceutical and other revenue	1,091	3,112	7,361	9,762
Intangible asset amortization - cost of revenue	2,707	2,917	7,959	8,741
Total cost of revenue	40,590	36,850	115,950	107,741
Gross profit	91,282	79,010	260,559	219,391
Operating expenses:
Research and development	15,981	17,574	49,965	50,004
Selling and marketing	24,455	22,612	74,225	70,610
General and administrative	27,278	25,742	93,417	83,697
Impairment of assets	—	185	20,505	614
Intangible asset amortization - operating expenses	622	880	1,865	2,499
Total operating expenses	68,336	66,993	239,977	207,424
Income from operations	22,946	12,017	20,582	11,967
Other income (loss), net	(4,057)	4,831	6,985	10,334
Income before income taxes	18,889	16,848	27,567	22,301
Income tax (benefit) provision	(248)	1,693	2,363	3,276
Net income	$19,137	$15,155	$25,204	$19,025
Earnings per share:
Basic	$0.24	$0.20	$0.32	$0.25
Diluted	$0.24	$0.19	$0.32	$0.25
Shares used to compute earnings per common share:
Basic	78,725,139	77,013,831	78,384,184	76,107,302
Diluted	79,691,703	78,464,654	79,946,386	77,339,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
 Condensed Consolidated Statements of Comprehensive Income (Loss)
 (Unaudited)
 (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$19,137	$15,155	$25,204	$19,025
Other comprehensive income (loss):
Change in currency translation adjustments	(4,556)	9,328	19,575	2,736
Release of accumulated translation adjustment	8,295	—	8,295	—
Other comprehensive income	3,739	9,328	27,870	2,736
Net comprehensive income	$22,876	$24,483	$53,074	$21,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2025	78,599	$79	$1,670,853	$(437,916)	$(11,959)	$1,221,057
Issuance of common stock on exercise of stock options and vesting of restricted stock units	363	—	4,386	—	—	4,386
Issuance of common stock under employee stock purchase plan (ESPP)	72	—	1,405	—	—	1,405
Tax portion of vested restricted stock units	—	—	(2,814)	—	—	(2,814)
Stock-based compensation expense (employee)	—	—	10,398	—	—	10,398
Stock-based compensation expense (ESPP)	—	—	359	—	—	359
Net income	—	—	—	19,137	—	19,137
Currency translation adjustments	—	—	—	—	(4,556)	(4,556)
Release of accumulated translation adjustment	—	—	—	—	8,295	8,295
Balance at September 30, 2025	79,034	$79	$1,684,587	$(418,779)	$(8,220)	$1,257,667

Balance at December 31, 2024	77,773	$78	$1,655,961	$(443,983)	$(36,090)	$1,175,966
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,105	1	7,519	—	—	7,520
Issuance of common stock under ESPP	156	—	3,052	—	—	3,052
Tax portion of vested restricted stock units	—	—	(14,645)	—	—	(14,645)
Stock-based compensation expense (employee)	—	—	31,866	—	—	31,866
Stock-based compensation expense (ESPP)	—	—	834	—	—	834
Net income	—	—	—	25,204	—	25,204
Currency translation adjustments	—	—	—	—	19,575	19,575
Release of accumulated translation adjustment	—	—	—	—	8,295	8,295
Balance at September 30, 2025	79,034	$79	$1,684,587	$(418,779)	$(8,220)	$1,257,667

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2024	76,744	$77	$1,627,307	$(464,251)	$(30,610)	$1,132,523
Issuance of common stock on exercise of stock options and vesting of restricted stock units	689	—	11,281	—	—	11,281
Issuance of common stock under ESPP	58	—	1,190	—	—	1,190
Tax portion of vested restricted stock units	—	—	(2,182)	—	—	(2,182)
Stock-based compensation expense (employee)	—	—	8,335	—	—	8,335
Stock-based compensation expense (ESPP)	—	—	412	—	—	412
Net income	—	—	—	15,155	—	15,155
Currency translation adjustments	—	—	—	—	9,328	9,328
Balance at September 30, 2024	77,491	$77	$1,646,343	$(449,096)	$(21,282)	$1,176,042

Balance at December 31, 2023	73,265	$73	$1,536,168	$(468,121)	$(24,018)	$1,044,102
Issuance of common stock and options for acquisition	2,698	3	74,142	—	—	74,145
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,390	1	13,842	—	—	13,843
Issuance of common stock under ESPP	138	—	2,886	—	—	2,886
Tax portion of vested restricted stock units	—	—	(7,315)	—	—	(7,315)
Stock-based compensation expense (employee)	—	—	25,636	—	—	25,636
Stock-based compensation expense (ESPP)	—	—	984	—	—	984
Net income	—	—	—	19,025	—	19,025
Currency translation adjustments	—	—	—	—	2,736	2,736
Balance at September 30, 2024	77,491	$77	$1,646,343	$(449,096)	$(21,282)	$1,176,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income	$25,204	$19,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,117	17,206
Loss on disposal of property, plant and equipment	15	131
Stock-based compensation	32,700	26,620
Deferred income taxes	(13)	10
Noncash lease expense	2,289	3,628
Revaluation of acquisition-related contingent consideration	(2,713)	1,242
Effect of foreign currency on operations	(3,845)	(785)
Amortization of discount on short-term investments	(2,619)	—
Impairment loss	20,505	614
Non-cash loss on deconsolidation of subsidiary	3,863	—
Changes in operating assets and liabilities:
Accounts receivable	(3,858)	(8,396)
Supplies and inventory	(2,642)	(4,175)
Prepaid expenses and other current assets	(6,416)	149
Other assets	331	(1,710)
Operating lease liabilities	(1,681)	(3,929)
Accounts payable	(547)	(2,950)
Accrued liabilities and deferred revenue	7,034	3,892
Net cash provided by operating activities	83,724	50,572
Investing activities
Acquisition of C2i, net of cash acquired	—	5,012
Purchase of short-term investments	(99,998)	—
Proceeds from maturity of short-term investments	102,116	—
Purchases of property, plant and equipment	(5,897)	(7,146)
Net cash used in investing activities	(3,779)	(2,134)
Financing activities
Payment of taxes on vested restricted stock units	(14,645)	(7,315)
Proceeds from the exercise of common stock options and employee stock purchases	10,572	16,729
Net cash (used in) provided by financing activities	(4,073)	9,414
Increase in cash, cash equivalents and restricted cash	75,872	57,852
Effect of foreign currency on cash, cash equivalents and restricted cash	707	(23)
Net increase in cash, cash equivalents and restricted cash	76,579	57,829
Cash, cash equivalents and restricted cash at beginning of period	240,631	217,330
Cash, cash equivalents and restricted cash at end of period	$317,210	$275,159
Supplementary cash flow information:
Purchases of property, plant and equipment included in accounts payable and accrued liability	$828	$552
Cash paid for tax	$2,388	$1,205
Cash, Cash Equivalents and Restricted Cash:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$315,573	$239,087
Restricted cash	1,637	1,544
Total cash, cash equivalents and restricted cash	$317,210	$240,631

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

Veracyte was incorporated in the state of Delaware on August 15, 2006, as Calderome, Inc. Calderome, Inc. operated as an incubator until early 2008. On March 4, 2008, the Company changed its name to Veracyte, Inc. The Company’s headquarters are in South San Francisco, California, and it also has operations in San Diego, California, Austin, Texas, and Haifa, Israel.

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

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of September 30, 2025, the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024, the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024, the condensed consolidated statements of stockholders' equity for the three and nine months ended September 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results, stockholders' equity and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2024 has been derived from audited financial statements. The results for the three and nine months ended September 30, 2025 are not indicative of the results expected for the full year or any other period. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company operates in one segment.

Effective August 1, 2025, the Company ceased to have a controlling financial interest in its wholly-owned French subsidiary, Veracyte SAS. Accordingly, the Company derecognized the related assets and liabilities from its condensed consolidated financial statements. Prior to deconsolidation, the operating results and cash flows of Veracyte SAS were included in the Company’s condensed consolidated financial statements. Refer to Note 3, Balance Sheet Components, for additional information.

The accompanying interim period condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Use of Estimates

The preparation of unaudited interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates include: revenue recognition; the useful lives of property, plant and equipment; the recoverability of long-lived assets; the incremental borrowing rates for leases; the estimation of the fair value of intangible assets and contingent consideration; stock-based compensation; income tax uncertainties, including a valuation allowance for deferred tax assets; credit related losses on investments; and allowance for credit losses and contingencies. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and assumptions.

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

Through September 30, 2025, the Company has derived most of its revenue from the sale of Decipher Prostate and Afirma testing. To date, Decipher Prostate and Afirma testing have been delivered primarily to physicians in the United States.

The Company is also subject to credit risk from its accounts receivable related to its sales. Credit risk for accounts receivable from testing revenue is incorporated in testing revenue accrual rates as the Company assesses historical collection rates and current developments to determine accrual rates and amounts the Company will ultimately collect. The Company generally does not perform evaluations of customers’ financial condition for testing revenue and generally does not require collateral. The Company assesses credit risk and the amount of accounts receivable the Company will ultimately collect for product, biopharmaceutical and other revenue based on collection history, current developments and credit worthiness of the customer. The estimate of credit losses is not material as of September 30, 2025.

The Company’s total third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Medicare	33%	31%	33%	31%
UnitedHealthcare	14%	13%	14%	14%
	47%	44%	47%	45%

The Company's significant third-party payers in excess of 10% of total accounts receivable and their related accounts receivable balance as a percentage of total accounts receivable were as follows:

	September 30, 2025	December 31, 2024
Medicare	22%	16%
UnitedHealthcare	12%	12%

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
Cash and Cash Equivalents

The Company considers demand deposits in a bank, money market funds and highly liquid investments with maturities at the time of purchase of three months or less to be cash equivalents.

Short-Term Investments

The Company's short-term investments consist of United States treasury securities and time deposits with a bank with maturities at the time of purchase that were between three months and one year. The Company classifies these investments as held-to-maturity debt securities, which are reported at amortized cost. Discounts or premiums from the purchase of the securities are recognized as a component of interest income in other income, net in the consolidated statements of operations. Investments are initially recorded net of an allowance for expected credit losses, if any, which are remeasured each period and any impairments are recognized as an expense. Unrealized gains and losses are not recognized in income. As of both September 30, 2025 and December 31, 2024, no allowances for expected credit losses had been recorded and there have been no impairment or credit losses on the Company's short-term investments.

Restricted Cash

The Company had deposits of $1.6 million and $1.5 million included in long-term assets as of September 30, 2025 and December 31, 2024, respectively, restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the Company's leases.

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

Testing Revenue

The Company recognizes testing revenue from the sale of tests performed for customers, including patients and institutions, at the time test results are reported to physicians. Most tests requested by customers are sold without a written agreement; however, the Company determines that an implied contract exists with its customers for whom a physician will order the test. The Company identifies each sale of its test to a customer as a single performance obligation. A stated contract price does not exist and the transaction price for each implied contract with a customer represents variable consideration. The Company estimates the variable consideration under the portfolio approach and considers the historical reimbursement data from third-party commercial and governmental payers and patients, as well as known or anticipated reimbursement trends not reflected in the historical data. The Company monitors the estimated amount to be collected in the portfolio at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Both the estimate and any subsequent revision contain uncertainty and require the use of significant judgment in the estimation of the variable consideration and application of the constraint for such variable consideration. The Company analyzes its actual cash

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
collections over the expected reimbursement period and compares it with the estimated variable consideration for each payer group and any difference is recognized as an adjustment to estimated revenue after the expected reimbursement period, subject to assessment of the risk of future revenue reversal. For the three and nine months ended September 30, 2025, the Company recorded $1.5 million and $3.7 million as revenue, respectively, and for the three and nine months ended September 30, 2024, the Company recorded $3.1 million and $10.0 million, respectively, resulting from cash collections exceeding the estimated variable consideration related to tests reported in previous years, including revenue received from successful appeals of reimbursement denials, net of recoupments.

Product Revenue

The Company's product revenue primarily consists of the Prosigna IVD breast cancer assay, related diagnostic kits and services. Product revenue from diagnostic kits is generally recognized upon shipment from the contract manufacturer. Shipping and handling costs incurred for product shipments are included in product revenue. Revenue is presented net of the taxes that are collected from customers and remitted to governmental authorities.

Biopharmaceutical and Other Revenue

From time to time, the Company enters into arrangements to license or provide access to its assets or services, including clinical and testing services, research and development, as well as other services, which are classified under biopharmaceutical and other revenue. Such arrangements may require the Company to deliver various rights, data, test results, services and/or samples, including intellectual property rights/licenses and biopharmaceutical research and development services. The Company receives consideration in the form of upfront license fees; payments on delivery of data or test results; costs of service plus margin; and development and commercial performance milestone payments.

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

Accounts receivable from biopharmaceutical and other revenue was $2.5 million at September 30, 2025 and $3.8 million at December 31, 2024. Deferred revenue related to these agreements was $0.4 million at September 30, 2025 and $1.7 million

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
at December 31, 2024. Revenue included in biopharmaceutical and other revenue for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Biopharmaceutical revenue	$646	$2,041	$5,573	$5,962
Contract manufacturing and testing	169	1,095	3,129	3,730
Total	$815	$3,136	$8,702	$9,692

Cost of Testing Revenue

The components of the Company's cost of testing revenue are laboratory expenses, sample collection expenses, compensation expense, license fees and royalties, depreciation, other expenses such as equipment and laboratory supplies, and allocations of facility and information technology expenses. Costs associated with performing tests are expensed as the test is processed regardless of whether and when revenue is recognized with respect to that test.

Cost of Product Revenue

Cost of product revenue consists primarily of costs of diagnostic kit components and reagents, labor, delivery costs and royalties for licensed technologies included in our products. Subsequent to the restructuring proceedings affecting Veracyte SAS in August 2025, these costs are paid to a third-party contract manufacturer. The cost of the finished product is recognized in the period the related revenue is recognized.

Cost of Biopharmaceutical and Other Revenue

Cost of biopharmaceutical and other revenue consists of costs of performing activities under arrangements that require the Company to license or provide access to its assets or laboratory testing services, as well as cost incurred in providing contracted research and development and manufacturing activities. These costs are mainly composed of compensation, manufacturing and laboratory supplies, and pass-through costs. Subsequent to the restructuring proceedings affecting Veracyte SAS beginning in August 2025 Veracyte SAS no longer performs biopharmaceutical services, contract manufacturing or contract development services.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator for basic and diluted EPS — net income (A)	$19,137	$15,155	$25,204	$19,025
Denominator for basic EPS — weighted average shares (B)	78,725	77,014	78,384	76,107
Effect of potentially dilutive common stock from:
Shares of common stock subject to outstanding options	333	511	438	503
Restricted stock units	595	907	1,081	696
Employee stock purchase plan	39	33	43	34
Dilutive potential common shares	967	1,451	1,562	1,233
Denominator for diluted EPS — adjusted weighted average shares and assumed conversions (C)	79,692	78,465	79,946	77,340
Basic EPS (A / B)	$0.24	$0.20	$0.32	$0.25
Diluted EPS (A / C)	$0.24	$0.19	$0.32	$0.25
Common stock equivalent shares excluded from the dilutive calculation due to antidilutive effect:
Shares of common stock subject to outstanding options	1,057	1,769	544	2,341
Restricted stock units	930	104	129	140
Anti-dilutive potential common shares	1,987	1,873	673	2,481

3. Balance Sheet Components

Goodwill

Goodwill was $767.2 million and $745.8 million as of September 30, 2025 and December 31, 2024, respectively. The changes in the carrying amounts of goodwill during the three and nine months ended September 30, 2025 were due to foreign currency translation. The Company has not recorded any impairment related to goodwill.

Intangible Assets, Net

Intangible assets include finite-lived product technology, customer relationships, licenses and trade names and indefinite-lived in-process research and development. Intangible assets consisted of the following (in thousands of dollars):

	September 30, 2025			December 31, 2024			Weighted Average Remaining Amortization Period (Years)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Percepta product technology	$16,000	$(11,200)	$4,800	$16,000	$(10,400)	$5,600	4.5
Prosigna product technology	4,120	(1,602)	2,518	4,120	(1,396)	2,724	9.2
Decipher product technology	97,300	(41,187)	56,113	90,000	(34,234)	55,766	6.6
Decipher trade names	4,000	(3,643)	357	4,000	(3,043)	957	0.5
C2i developed technology	25,300	(2,811)	22,489	25,300	(1,546)	23,754	13.3
Total finite-lived intangibles	146,720	(60,443)	86,277	139,420	(50,619)	88,801	8.3
In-process research and development	6,200	—	6,200	13,500	—	13,500
Total intangible assets	$152,920	$(60,443)	$92,477	$152,920	$(50,619)	$102,301

Acquisition-related intangibles are generally finite-lived and are carried at cost less accumulated amortization. Amortization of the finite-lived intangible assets is recognized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized.

Amortization expense of $3.3 million and $3.8 million was recognized for the three months ended September 30, 2025 and 2024, respectively, and an expense of $9.8 million and $11.2 million was recognized for the nine months ended September 30, 2025 and 2024, respectively.

The estimated future aggregate amortization expense as of September 30, 2025 is as follows (in thousands of dollars):

Year Ending December 31,	Amounts
2025 remainder of year	$3,329
2026	12,672
2027	12,515
2028	12,515
2029	12,515
Thereafter	32,731
Total	$86,277

Supplies and Inventory

Supplies consisted of lab supplies and reagents to be used in the performance of testing services. Inventory related to finished and semi-finished goods used in the assembly of diagnostic kits related to product sales as well as raw materials consumed in the contract manufacturing process. Subsequent to the restructuring proceedings affecting Veracyte SAS in August 2025, the Company no longer maintains inventory associated with product sales or contract manufacturing.

As of September 30, 2025 and December 31, 2024, supplies and inventory consisted of the following (in thousands of dollars):

	September 30, 2025	December 31, 2024
Supplies	$20,327	$17,876
Inventory	—	3,874
Total supplies and inventory	$20,327	$21,750

Impairment of Assets

On July 16, 2025, the Marseille Commercial Court published a decision approving the divestiture of the contract manufacturing portion of the Company's French subsidiary, Veracyte SAS, to Helio Diagnostics SAS, effective August 1, 2025. The remaining assets of Veracyte SAS will be managed by the judicial administrator until such time that the Marseille Commercial Court appoints a judicial liquidator to solely initiate and manage liquidation proceedings. Effective August 1, 2025, the Company ceased to have a controlling interest in Veracyte SAS. As the Company began judicial restructuring proceedings affecting Veracyte SAS with the Marseille Commercial Court in the second quarter of 2025, the Company evaluated whether the associated assets of Veracyte SAS were impaired. The Company concluded, during the second quarter of 2025, that the long-lived assets of the Veracyte SAS asset group were not recoverable. As a result, the Company recorded a $20.5 million non-cash impairment charge during the three months ended June 30, 2025. The impairment related primarily to the Company's right-of-use assets; property, plant, and equipment; and certain tax credits. The impairment is included within the impairment of assets in the condensed consolidated statement of operations. The divestiture did not meet the criteria for discontinued operations under ASC 205-20 as the Company concluded it does not represent a strategic shift in the Company’s operations.

Deconsolidation of Wholly-Owned Subsidiary

Effective August 1, 2025, the Company ceased to have a controlling interest in its wholly-owned French subsidiary, Veracyte SAS. Accordingly, the Company derecognized the related assets and liabilities from its condensed consolidated financial statements. Prior to deconsolidation, the operating results and cash flows of Veracyte SAS were included in the Company’s condensed consolidated financial statements. The Company has no continuing involvement with Veracyte SAS and has entered into a contract manufacturing agreement with Helio Diagnostics SAS, an unrelated party, for the manufacture of certain IVD products.

In accordance with ASC 810, Consolidation, the Company recognized a loss on deconsolidation of approximately $6.7 million, which is included in other income, net in the condensed consolidated statements of operations for the three months ended September 30, 2025. The Company recognized outstanding accounts payable to the subsidiary at the time of deconsolidation for intercompany purchases from the subsidiary. The functional currency of Veracyte SAS is the Euro. With the deconsolidation of Veracyte SAS, the Company released the related accumulated foreign currency translation adjustment from accumulated other comprehensive income into earnings. The loss on deconsolidation was calculated as the carrying amount of the former subsidiary’s net liabilities as of the deconsolidation date less the release of the accumulated foreign currency translation, recording of accounts payable and other expenses. The deconsolidation did not have a material effect on the Company’s ongoing operations or liquidity. The fair market value of Veracyte SAS was deemed to be zero consequently no goodwill was allocated.

The following table summarizes the major classes of assets and liabilities of Veracyte SAS that were deconsolidated as of August 1, 2025 (in thousands of dollars):

Amounts
Current assets:
Cash and cash equivalents	$2,845
Accounts receivable	2,087
Supplies and inventory	4,318
Prepaid expenses and other current assets	3,751
Total current assets	13,001
Property, plant and equipment, net	804
Right-of-use assets, operating leases	673
Total assets deconsolidated	14,478
Current liabilities:
Accounts payable	(3,171)
Accrued Liabilities	(6,004)
Total current liabilities	(9,175)
Operating lease liabilities	(9,459)
Total liabilities deconsolidated	(18,634)
Net liabilities deconsolidated	$(4,156)

The loss on deconsolidation was calculated as follows (in thousands of dollars):

Nine Months Ended September 30,
Net liabilities deconsolidated	$(4,156)
Release of accumulated translation adjustment	8,295
Recording of accounts payable to subsidiary	769
Other expenses	1,800
Net loss on deconsolidation	$6,708
Net cash outflows arising from the deconsolidation of the subsidiary was $2.9 million during the nine months ended September 30, 2025 related to the balance of cash and cash equivalents deconsolidated.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands of dollars):

	September 30, 2025	December 31, 2024
Accrued compensation expenses	$26,952	$30,595
Accrued other	21,421	13,231
Total accrued liabilities	$48,373	$43,826

4. Business Combination

On February 5, 2024, or the Closing Date, the Company acquired 100% of the outstanding equity interests of C2i, or the C2i Acquisition. C2i was a privately-held company that developed a novel method for estimating tumor burden in cancer

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
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

The carrying amounts of certain financial instruments of the Company, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The fair value of the Company’s financial assets include treasury bills, money market funds and deposits for leases of the Company's facilities. Included in cash and cash equivalents as of December 31, 2024 were $50.4 million of treasury bills with maturities at the time of purchase of three months or less, which are Level I assets as described above. Money market funds, included in cash and cash equivalents, were $2.8 million and $1.6 million as of September 30, 2025 and December 31, 2024, respectively, and are Level I assets as described above. The deposits for the leases, included in restricted cash, were $1.6 million and $1.5 million as of September 30, 2025 and December 31, 2024, respectively, and are Level I assets as described above. There were no transfers between Levels 1, 2 or 3 for the nine months ended September 30, 2025 and 2024.

As part of the Company’s agreement to acquire the exclusive global diagnostic license to the nCounter Analysis System, the Company may pay up to an additional $10.0 million in cash, contingent upon first achievement or occurrence, by or on behalf of the Company, of the commercial launch of the first, second and third diagnostic tests for use on the nCounter multiplex analysis system. This contingency was valued at $6.1 million as of the acquisition date and is remeasured to fair value at each reporting date until the contingent consideration is settled, with the corresponding changes included in general and administrative expense in the Company's condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, this contingency was remeasured to $2.3 million and $3.3 million, respectively. For the three and nine months ended September 30, 2025, reversal of expense of zero and $1.0 million, respectively, was recorded, and for the three and nine months ended September 30, 2024, expense of zero and $0.1 million, respectively, was recorded. As of September 30, 2025, the achievement of one of the milestones is forecasted to occur within the next 12 months. As a result, $1.7 million of the contingent consideration is included in short term liabilities at September 30, 2025.

The contingent consideration related to the C2i Acquisition as discussed in Note 4, is dependent on the achievement of certain milestones and is payable in cash or shares of the Company’s common stock, at the Company’s election, of up to $25 million and was valued at $17.2 million. The fair value of the contingent consideration related to the C2i Acquisition will be remeasured to fair value at each reporting date until the contingent consideration is settled, with the corresponding changes included in general and administrative expense. As of September 30, 2025 and December 31, 2024, this contingency was remeasured to $11.9 million and $14.3 million, respectively. For the three and nine months ended September 30, 2025, an expense of $0.1 million and a reversal of expense of $1.7 million, respectively, were recorded. For the three and nine months

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
ended September 30, 2024, an expense of $0.4 million and $1.2 million, respectively, was recorded. As of September 30, 2025, the achievement of all of the remaining milestones is forecasted to occur within the next 12 months. As a result, the contingent consideration is included in short term liabilities at September 30, 2025. During the year ended December 31, 2024, one of the milestones was achieved resulting in the payment of $5.0 million in cash and, during the nine months ended September 30, 2025, one of the milestones was achieved resulting in the payment of $0.7 million in cash.

The fair value of contingent consideration includes inputs that are not observable in the market and thus represents a Level III financial liability. The estimation of the fair value of the contingent consideration is based on the present value of the expected payments calculated by assessing the likelihood of when the related milestones would be achieved and estimating the Company's borrowing rate. These estimates form the basis for making judgments about the carrying value of the contingent consideration that are not readily apparent from other sources. Changes to the forecasts for the achievement of the milestones and the borrowing rate can significantly affect the estimated fair value of the contingent consideration. As of September 30, 2025 and December 31, 2024, the Company calculated the estimated fair value of the milestones using the following significant unobservable inputs:

Value or Range (Weighted-Average)
Unobservable input	September 30, 2025	December 31, 2024
Discount rate	4.4% - 5.0% (4.5%)	5.1% - 6.2% (5.3%)
Probability of achievement	10% - 90% (72%)	10% - 90% (86%)

Short-Term Investments Held-to-Maturity

The Company's short-term investments consist of United States treasury securities with maturities, at the time of purchase, that were between three months and one year. The Company classifies these investments as held-to-maturity debt securities, which are reported at amortized cost, and are Level I assets as described above. As of September 30, 2025 and December 31, 2024, short-term investments comprised United States treasury bills recorded at amortized cost of $50.9 million and $50.4 million, respectively, with fair values of approximately $50.9 million and $50.4 million, respectively. As of September 30, 2025, gross unrealized gains or losses on short-term investments were insignificant.

6. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory facilities in the U.S., including in South San Francisco and San Diego, California and Austin, Texas, and, prior to August 2025, in Marseille, France, and leases certain equipment under various non-cancelable lease agreements. Effective August 2025, in connection with the restructuring proceeding in Veracyte SAS, the Company is no longer a party to the lease in Marseille, France. The lease terms of the Company’s leases as of September 30, 2025 extend to March 2040 and contain extension of lease terms and expansion options. The leases have a weighted average remaining lease term of 11.3 years as of September 30, 2025. The Company had deposits of $1.6 million and $1.5 million included in long-term assets as of September 30, 2025 and December 31, 2024, respectively, restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the leases.

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

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
Future minimum lease payments under non-cancelable operating leases as of September 30, 2025 are as follows (in thousands of dollars):

Year Ending December 31,	Amounts
Remainder of 2025	$1,877
2026	4,314
2027	6,999
2028	7,173
2029	6,858
Thereafter	47,461
Total future minimum lease payments	74,682
Less: amount representing interest	34,229
Present value of future lease payments	40,453
Less: short-term lease liabilities	4,282
Long-term lease liabilities	$36,171

The Company recognizes operating lease expense on a straight-line basis over the non-cancelable lease period. The following table summarizes operating lease expense and cash paid for amounts included in the measurement of lease liabilities (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$1,912	$1,824	$6,274	$4,914
Cash paid for amounts included in the measurement of lease liabilities	$1,722	$1,967	$5,620	$5,274

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

On May 1, 2025, the Company filed a complaint in federal court in the Eastern District of Texas alleging that Sonic Healthcare USA, Inc., the healthcare company that is believed to offer ThyroSeq v3, is infringing three of the Company’s patents related to molecular testing of thyroid nodules. The complaint seeks treble damages, attorneys’ fees and costs as well as injunctive relief. On June 4, 2025, the Company filed an amended complaint asserting two additional patents. On July 21, 2025, Sonic Healthcare USA, Inc. filed an answer and a motion to dismiss. The Company filed its opposition to the motion to dismiss on October 31, 2025. The jury trial is currently scheduled for January 25, 2027.

7. Stockholders’ Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows:

	September 30, 2025	December 31, 2024
Stock options and restricted stock units issued and outstanding	5,170,600	5,773,382
Stock options and restricted stock units available for grant under stock option plans	10,899,141	8,971,566
Common stock available for the Employee Stock Purchase Plan	895,255	1,051,407
Total	16,964,996	15,796,355

8. Components of Other Income

Other income, net consists of the following (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$3,482	$2,898	$9,181	$8,293
Loss on deconsolidation of subsidiary	(6,708)	—	(6,708)	—
Interest expense	—	(1)	(1)	(2)
Gain (loss) on currency revaluation	(832)	1,487	4,062	756
Other	1	447	451	1,287
Total	$(4,057)	$4,831	$6,985	$10,334

9. Segment

The chief operating decision maker for the Company is the Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and assessing financial performance. The Company has a single reporting unit associated with the development and commercialization of diagnostic tests and biopharmaceutical services. The accounting policies of the Company's single segment are the same as those described in the summary of significant accounting policies in Note 1, Organization, Description of Business and Summary of Significant Accounting Policies. The chief operating decision maker assesses performance of the Company's single segment and decides how to allocate resources based on consolidated net income. Under the current organizational structure, this measure is not discreetly available or required individually for any of the Company’s business activities and is only available at the consolidated level. The monitoring of budgeted versus actual results are used in assessing performance of the Company's single segment, allocating resources and in establishing management’s compensation. The Company's chief operating decision maker intends for all revenue generating activities to rely on cross-functional activities across the consolidated entity in order to operate. No individual besides the chief operating decision maker has been tasked with reviewing discreet operating results of the business activities, nor is there any intent to bifurcate the overall business review process to produce discreet operating results specific to any of the Company's business activities. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. Consolidated revenue does not include any inter-segment sales or transfers.

Information about reported segment revenue, measures of segment profit or loss, significant segment expenses and reconciliation to income from operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Testing revenue	$127,756	$109,536	$357,328	$306,809
Product revenue	3,301	3,188	10,479	10,631
Biopharmaceutical and other revenue	815	3,136	8,702	9,692
Total revenue	131,872	115,860	376,509	327,132
Cost of revenue:
Cost of testing revenue:
Laboratory supplies and reagents expense	14,766	13,887	43,134	39,131
Sample collection expense	3,078	3,663	9,398	9,884
Compensation expense	6,273	5,743	17,906	16,097
Other cost of testing revenue (1)	6,456	2,797	14,017	9,122
Allocation of facilities and IT expenses	3,204	2,939	9,989	8,694
Total cost of testing revenue	33,777	29,029	94,444	82,928
Cost of product revenue:
Product costs	1,050	545	1,864	2,436
License fees and royalties	257	270	888	1,021
Other cost of product revenue (2)	1,672	750	2,980	2,372
Allocation of facilities and IT expenses	36	227	454	481
Total cost of product revenue	3,015	1,792	6,186	6,310
Cost of biopharmaceutical and other revenue:
Compensation expense	426	1,424	3,318	4,958
Other cost of biopharmaceutical and other revenue (3)	612	1,024	3,118	3,244
Allocation of facilities and IT expenses	53	664	925	1,560
Total cost of biopharmaceutical and other revenue	1,091	3,112	7,361	9,762
Intangible asset amortization - cost of revenue	2,707	2,917	7,959	8,741
Gross profit	91,282	79,010	260,559	219,391
Operating expenses:
Research and development:
Compensation expense	9,028	8,906	27,840	26,356
Direct research and development expense	3,512	5,479	10,946	14,596
Other research and development expenses (4)	1,586	1,338	5,278	4,195
Allocation of facilities and IT expenses	1,855	1,851	5,901	4,857
Total research and development	15,981	17,574	49,965	50,004
Selling and marketing:
Compensation expense	16,977	15,814	52,214	50,517
Direct marketing expense	1,376	1,427	3,564	4,613
Other selling and marketing expenses (5)	3,332	3,271	10,880	9,897
Allocation of facilities and IT expenses	2,770	2,100	7,567	5,583
Total selling and marketing	24,455	22,612	74,225	70,610
General and administrative:
Compensation expense	20,688	18,958	62,121	59,824
Other general and administrative expenses (6)	14,508	14,565	56,132	45,048
Allocation of facilities and IT expenses	(7,918)	(7,781)	(24,836)	(21,175)
Total general and administrative	27,278	25,742	93,417	83,697
Impairment of assets	—	185	20,505	614
Intangible asset amortization - operating expenses	622	880	1,865	2,499
Other income, net	4,057	(4,831)	(6,985)	(10,334)
Income tax (benefit) provision	(248)	1,693	2,363	3,276
Net income	$19,137	$15,155	$25,204	$19,025

________________

(1)Other cost of testing revenue includes cytopathology services, depreciation and amortization and other expenses.
(2)Other cost of product revenue includes contract manufacturing fees, license fees and royalties, depreciation and amortization and other expenses.
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

10. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate applied to the Company’s year to date income and is adjusted for discrete items recorded in the period. For the three months ended September 30, 2025 and 2024, the Company’s effective tax rate was (1.3)% and 10.0%, respectively. For the nine months ended September 30, 2025 and 2024, the Company’s effective tax rate was 8.6% and 14.7%, respectively. For the nine months ended September 30, 2025, the primary difference between the effective tax rate and the federal statutory rate is driven by unfavorable permanent differences, offset by benefits from the One Big Beautiful Bill Act, or the OBBBA, and the full valuation allowance the Company has established on its federal, state and foreign net operating losses and credits. For the nine months ended September 30, 2024, the primary difference between the effective tax rate and the federal statutory rate is driven by unfavorable permanent differences and foreign and state taxes offset by the full valuation allowance the Company has established on its federal, state and foreign net operating losses and credits.

The Company recorded income tax benefit of $0.2 million and expense of $1.7 million for the three months ended September 30, 2025 and 2024, respectively, and recorded income tax expense of $2.4 million and $3.3 million for the nine months ended September 30, 2025 and 2024, respectively. The benefit and provision for income taxes recorded in the three and nine months ended September 30, 2025 and 2024 consists primarily of state income taxes incurred by a subsidiary associated with the Company's Decipher product line.

On July 4, 2025, the U.S. government enacted the OBBBA, which includes numerous changes to existing tax law including extending or making permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire. The OBBBA permanently eliminates the requirement to capitalize and amortize U.S.-based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred. The OBBBA also permanently extends the full expensing of qualifying assets through accelerated bonus depreciation in the period acquired. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. The enactment of certain provisions in the period ending September 30, 2025 resulted in a reduction of current income tax liabilities and a corresponding reduction to income tax expense.

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

The following is a non-exhaustive list of Veracyte and its affiliates’ trademarks and/or registered trademarks in the United States and certain other countries: Afirma, Decipher, Envisia, GenomeDx, GRID, Percepta, Prosigna, TrueMRD, Veracyte, and the Veracyte logo. nCounter is the registered trademark of Bruker Spatial Biology, Inc. and used by Veracyte under license.

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

Macroeconomic Factors

Recent macroeconomic factors, such as interest rate fluctuations and inflation in the United States and other markets, evolving international trade policies and government actions relating to tariffs, as well as volatility in the global banking and finance systems, have resulted in volatility in the capital and credit markets globally. Moreover, the continued fluctuation and reduced valuation of the U.S. dollar compared to other currencies has impacted and may continue to impact our results of operations. Further, the U.S. federal government has been shut down since October 1, 2025, and the impact of a prolonged government shutdown on business and economic conditions generally, and our results of operations, is uncertain. We intend to continue to monitor macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions as appropriate. In addition, regional conflicts like those between Russia and Ukraine and in Israel may adversely impact our business and operating results. Finally, the ongoing conflict in the Middle East and related political, military and security conditions in and around Israel may disrupt our Israel business operations and employees that we acquired through the Company’s acquisition of 100% of the outstanding equity interests of C2i, or the C2i Acquisition.

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

Biopharmaceutical and Other Revenue

We enter into arrangements to license or provide access to our assets or services to third parties, including clinical and testing services, research and development, as well as other services. Such arrangements may require us to deliver various rights, data, services, access and/or testing services to partner biopharmaceutical and other companies. The underlying terms of these arrangements generally provide for consideration paid to us in the form of nonrefundable fees; payments on delivery of data or test results; costs of service plus margin; performance milestone payments; expense reimbursements and possibly royalty and/or other payments. Net sales of data or other services to our customers are recognized in accordance with ASC 606 and are classified under biopharmaceutical and other revenue. Payments received that are not related to sales or services to a customer are recorded as offsets against research and development expense or cost of biopharmaceutical and other revenue in our consolidated statements of operations.

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

Financial Overview

Revenue

Through September 30, 2025, we derived the majority of our revenue as testing revenue from the sale of Decipher Prostate and Afirma tests, delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of cash collection from the third-party payer and individual patients. Third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Medicare	33%	31%	33%	31%
UnitedHealthcare	14%	13%	14%	14%
	47%	44%	47%	45%

Cost of Testing Revenue

The components of our cost of testing revenue are sample collection kit costs, reagent expenses, compensation expense, license fees and royalties, depreciation, other expenses such as equipment and laboratory supplies, and allocations of facility and information technology expenses. We expect cost of testing revenue in absolute dollars to increase as the number of tests we perform increases. However, we expect that the cost per test will decrease over time due to leveraging fixed costs, efficiencies we may gain as test volume increases and process enhancements such as automation, and other cost reductions. As we introduce new tests, initially our cost per test will be high as we expect to run suboptimal batch sizes, quality control batches, test batches, registry samples, and generally incur costs that may suppress or reduce gross margins. This will disproportionately increase our aggregate cost of testing revenue until we achieve processing efficiencies.

Cost of Product Revenue

Our cost of product revenue consists primarily of costs of diagnostic kit components and reagents, labor, delivery costs and royalties for licensed technologies included in our products. Subsequent to the restructuring proceedings affecting Veracyte SAS in August 2025, these costs are paid to a third-party contract manufacturer. As our Prosigna test kits are sold in various configurations with different numbers of tests, our product cost per test will continue to vary based on the specific kit configuration purchased by customers.

Cost of Biopharmaceutical and Other Revenue

Our cost of biopharmaceutical and other revenue consists of costs of performing activities under arrangements that require us to license or provide access to our assets or laboratory testing services, as well as cost incurred in providing contracted research and development and manufacturing activities. These costs are mainly composed of compensation, manufacturing and laboratory supplies, and pass-through costs. Subsequent to the to the restructuring proceedings affecting Veracyte SAS in August 2025, Veracyte SAS will no longer perform biopharmaceutical services, and contract manufacturing and development services.

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

Research and Development

Research and development expenses include expenses incurred to collect clinical samples and conduct clinical studies to develop and support our products and pipeline, as well as develop future technology. These expenses consist of compensation expenses, direct research and development expenses such as laboratory supplies and costs associated with setting up and conducting clinical studies at domestic and international sites, professional fees, depreciation and amortization, other miscellaneous expenses and allocation of facility and information technology expenses. We expense all research and development costs in the periods in which they are incurred. We incurred a majority of our research and development expenses in the nine months ended September 30, 2025 and the year ended December 31, 2024 in support of our early-stage products, including Percepta Nasal Swab, support for the development and validation of our MRD tests, and the development of new IVD products and discovery. Going forward, we expect to incur significant expense as we invest in the continued development of our innovation engine, early-stage products including our MRD tests, required clinical studies and the development of current IVD tests.

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

Other Income (Loss), Net

Other income (loss), net consists primarily of interest income from our cash held in interest bearing accounts, realized and unrealized gains and losses on foreign currency transactions and loss on the deconsolidation of Veracyte SAS.

Results of Operations

Comparison of the three and nine months ended September 30, 2025 and 2024 (in thousands of dollars, except percentages and test volume):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	%	2025	2024	Change	%
Revenue:
Testing revenue	$127,756	$109,536	$18,220	17%	$357,328	$306,809	$50,519	16%
Product revenue	3,301	3,188	113	4%	10,479	10,631	(152)	(1)%
Biopharmaceutical and other revenue	815	3,136	(2,321)	(74)%	8,702	9,692	(990)	(10)%
Total revenue	131,872	115,860	16,012	14%	376,509	327,132	49,377	15%
Cost of revenue:
Cost of testing revenue	33,777	29,029	4,748	16%	94,444	82,928	11,516	14%
Cost of product revenue	3,015	1,792	1,223	68%	6,186	6,310	(124)	(2)%
Cost of biopharmaceutical and other revenue	1,091	3,112	(2,021)	(65)%	7,361	9,762	(2,401)	(25)%
Intangible asset amortization - cost of revenue	2,707	2,917	(210)	(7)%	7,959	8,741	(782)	(9)%
Total cost of revenue	40,590	36,850	3,740	10%	115,950	107,741	8,209	8%
Gross profit	91,282	79,010	12,272	16%	260,559	219,391	41,168	19%
Operating expenses:
Research and development	15,981	17,574	(1,593)	(9)%	49,965	50,004	(39)	—%
Selling and marketing	24,455	22,612	1,843	8%	74,225	70,610	3,615	5%
General and administrative	27,278	25,742	1,536	6%	93,417	83,697	9,720	12%
Impairment of assets	—	185	(185)	(100)%	20,505	614	19,891	3240%
Intangible asset amortization - operating expenses	622	880	(258)	(29)%	1,865	2,499	(634)	(25)%
Total operating expenses	68,336	66,993	1,343	2%	239,977	207,424	32,553	16%
Income from operations	22,946	12,017	10,929	91%	20,582	11,967	8,615	72%
Other income (loss), net	(4,057)	4,831	(8,888)	(184)%	6,985	10,334	(3,349)	(32)%
Income before income taxes	18,889	16,848	2,041	12%	27,567	22,301	5,266	24%
Income tax (benefit) provision	(248)	1,693	(1,941)	(115)%	2,363	3,276	(913)	(28)%
Net income	$19,137	$15,155	$3,982	26%	$25,204	$19,025	$6,179	32%
Other Operating Data:
Diagnostic tests reported	43,679	36,792	6,887	19%	124,198	103,818	20,380	20%
Product tests sold	2,209	2,240	(31)	(1)%	7,311	7,661	(350)	(5)%
Total test volume	45,888	39,032	6,856	18%	131,509	111,479	20,030	18%

Depreciation and amortization expense	$5,267	$5,878	$(611)	(10)%	$16,117	$17,206	$(1,089)	(6)%
Stock-based compensation expense	$10,757	$8,747	$2,010	23%	$32,700	$26,620	$6,080	23%

Revenue

Revenue increased $16.0 million for the three months ended September 30, 2025 compared to the same period in 2024. This was primarily due to a $18.2 million increase in testing revenue partially offset by a $2.3 million decrease in our biopharmaceutical and other revenue. The $2.3 million decrease was due to continued decline in the biopharma business conducted in France and the ultimate deconsolidation of Veracyte SAS in August 2025. The 17% growth in testing revenue was primarily driven by a 19% volume increase, partially offset by lower prior period collections compared to the prior year period.

Revenue increased $49.4 million for the nine months ended September 30, 2025 compared to the same period in 2024. This was primarily due to a $50.5 million increase in testing revenue and a $1.0 million decrease in our biopharmaceutical and other revenue. The 16% growth in testing revenue was primarily driven by a 20% volume increase, partially offset by lower prior period collections compared to the prior year and the decision to stop marketing Envisia. The Biopharmaceutical and other revenue decrease was driven primarily by a continued decline in biopharmaceutical services, as well as contract development and manufacturing services projects as a result of the restructuring proceedings affecting Veracyte SAS that were underway throughout 2025.

Product revenue was flat for the three and nine months ended September 30, 2025 compared to the same periods in 2024.

Cost of revenue

Comparison of the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	%	2025	2024	Change	%
Cost of testing revenue:
Laboratory supplies and reagents expense	$14,766	$13,887	$879	6%	$43,134	$39,131	$4,003	10%
Sample collection expense	3,078	3,663	(585)	(16)%	9,398	9,884	(486)	(5)%
Compensation expense	6,273	5,743	530	9%	17,906	16,097	1,809	11%
Cytopathology services	1,629	1,518	111	7%	4,700	4,386	314	7%
Depreciation and amortization	501	360	141	39%	1,487	1,216	271	22%
Other expenses	4,326	919	3,407	371%	7,830	3,520	4,310	122%
Allocations	3,204	2,939	265	9%	9,989	8,694	1,295	15%
Total	$33,777	$29,029	$4,748	16%	$94,444	$82,928	$11,516	14%
Cost of product revenue:
Product costs	$1,050	$545	$505	93%	$1,864	$2,436	$(572)	(23)%
License fees and royalties	257	270	(13)	(5)%	888	1,021	(133)	(13)%
Depreciation and amortization	110	222	(112)	(50)%	471	659	(188)	(29)%
Other expenses	1,562	528	1,034	196%	2,509	1,713	796	46%
Allocations	36	227	(191)	(84)%	454	481	(27)	(6)%
Total	$3,015	$1,792	$1,223	68%	$6,186	$6,310	$(124)	(2)%
Cost of biopharmaceutical and other revenue:
Compensation expense	$426	$1,424	$(998)	(70)%	$3,318	$4,958	$(1,640)	(33)%
License fees and royalties	—	—	—	NM	—	150	(150)	(100)%
Depreciation and amortization	10	48	(38)	(79)%	109	172	(63)	(37)%
Other expenses	602	976	(374)	(38)%	3,009	2,922	87	3%
Allocations	53	664	(611)	(92)%	925	1,560	(635)	(41)%
Total	$1,091	$3,112	$(2,021)	(65)%	$7,361	$9,762	$(2,401)	(25)%
Intangible asset amortization - cost of revenue	$2,707	$2,917	$(210)	(7)%	$7,959	$8,741	$(782)	(9)%

Cost of testing revenue increased $4.7 million, or 16%, for the three months ended September 30, 2025 compared to the same period in 2024. The increase in cost of testing revenue was due to increased volume in testing, higher staffing to support higher volume and the build out of infrastructure related to current and future growth expectations, primarily related to Decipher Prostate and Afirma tests, partially offset by lab efficiencies.

Cost of testing revenue increased $11.5 million, or 14%, for the nine months ended September 30, 2025 compared to the same period in 2024. The increase in cost of testing revenue was due to increased volume in testing, higher staffing to support higher volume and the build out of infrastructure related to current and future growth expectations, primarily related to Decipher Prostate and Afirma tests, partially offset by lab efficiencies.

Cost of product revenue increased $1.2 million, or 68%, for the three months ended September 30, 2025 and decreased $0.1 million, or 2%, for the nine months ended September 30, 2025 compared to the same periods in 2024. The increase for the three months ended September 30, 2025 is primarily related to one-time start-up costs associated with our new contract manufacturer of Prosigna kits.

Cost of biopharmaceutical and other revenue includes labor costs, laboratory supplies and pass-through expenses incurred. Cost of biopharmaceutical and other revenue for the three and nine months ended September 30, 2025 decreased by

$2.0 million and $2.4 million, respectively, compared to the same periods in 2024, driven primarily by a continued decline in biopharmaceutical services, as well as contract development and manufacturing services projects as a result of the restructuring proceedings affecting Veracyte SAS that were underway throughout 2025.

Research and development

Comparison of the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	%	2025	2024	Change	%
Research and development expense:
Compensation expense	$9,028	$8,906	$122	1%	$27,840	$26,356	$1,484	6%
Direct research and development expense	3,512	5,479	(1,967)	(36)%	10,946	14,596	(3,650)	(25)%
Depreciation and amortization	444	332	112	34%	1,311	819	492	60%
Other expenses	1,142	1,006	136	14%	3,967	3,376	591	18%
Allocations	1,855	1,851	4	—%	5,901	4,857	1,044	21%
Total	$15,981	$17,574	$(1,593)	(9)%	$49,965	$50,004	$(39)	—%

Research and development expense decreased $1.6 million, or 9%, for the three months ended September 30, 2025 compared to the same period in 2024. The decrease was primarily due the deconsolidation of Veracyte SAS and the timing of direct research and product development expense related to our on-going development costs for our IVD and MRD strategies, partially offset by increased headcount expenses.

Research and development expense for the nine months ended September 30, 2025 was unchanged compared to the same period in 2024. A decrease due to the timing of spend related to direct research and product development expense related to our on-going development costs for our U.S. CLIA, IVD and MRD strategies was offset by increases in annual compensation expense and our allocated costs from general and administrative expenses.

Selling and marketing

Comparison of the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	%	2025	2024	Change	%
Selling and marketing expense:
Compensation expense	$16,977	$15,814	$1,163	7%	$52,214	$50,517	$1,697	3%
Direct marketing expense	1,376	1,427	(51)	(4)%	3,564	4,613	(1,049)	(23)%
Other expenses	3,332	3,271	61	2%	10,880	9,897	983	10%
Allocations	2,770	2,100	670	32%	7,567	5,583	1,984	36%
Total	$24,455	$22,612	$1,843	8%	$74,225	$70,610	$3,615	5%

Selling and marketing expense increased $1.8 million, or 8%, for the three months ended September 30, 2025 compared to the same period in 2024. The increase in compensation expense was primarily related to annual merit increases and headcount additions. Further, there was an increase in allocated costs from general and administrative expenses.

Selling and marketing expense increased $3.6 million, or 5%, for the nine months ended September 30, 2025 compared to the same period in 2024. The increase was primarily due to annual merit increases and headcount additions offset in part by the reduction of Envisia sales support and associated restructuring costs. Direct marketing expense decreased primarily due to the timing of trade show events. Further, there was an increase in allocated costs from general and administrative expenses.

General and administrative

Comparison of the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	%	2025	2024	Change	%
General and administrative expense:
Compensation expense	$20,688	$18,958	$1,730	9%	$62,121	$59,824	$2,297	4%
Professional fees	6,193	5,796	397	7%	32,908	19,876	13,032	66%
Information technology expense	3,794	3,057	737	24%	11,019	8,887	2,132	24%
Occupancy costs	2,565	2,736	(171)	(6)%	8,482	7,828	654	8%
Depreciation and amortization	861	1,105	(244)	(22)%	2,876	3,070	(194)	(6)%
Revaluation of acquisition-related contingent consideration	166	379	(213)	(56)%	(2,713)	1,242	(3,955)	(318)%
Other expenses	929	1,492	(563)	(38)%	3,560	4,145	(585)	(14)%
Allocations	(7,918)	(7,781)	(137)	2%	(24,836)	(21,175)	(3,661)	17%
Total	$27,278	$25,742	$1,536	6%	$93,417	$83,697	$9,720	12%

General and administrative expense increased by $1.5 million for the three months ended September 30, 2025, compared to the same period in 2024. The results were impacted primarily by an increase in stock-based compensation and professional fees, related to the Veracyte SAS collective proceedings petition filing, as well as information technology expense increases related to our cloud infrastructure and software development investments. These increases were offset by a favorable legal settlement associated with a vendor dispute. General and administrative expenses related to occupancy costs and information technology costs are allocated to general and administrative expense, selling and marketing expense, research and development expense, and cost of revenue based on the number of employees by location.

General and administrative expense increased by $9.7 million for the nine months ended September 30, 2025, compared to the same period in 2024. The results were impacted primarily by an increase of $8.6 million in professional fees related to the Veracyte SAS collective proceedings petition filing, as well as information technology expense increases related to our cloud infrastructure and software development investments. Compensation expense increased primarily due to annual merit increases, additional headcount and higher stock-based compensation and was partially offset by the prior year expense related to the voluntary exits related to our Veracyte SAS employees. These increases were offset by reductions in the revaluation of contingent consideration related to the acquisitions of C2i and nCounter diagnostic rights and the impact of the deconsolidation of Veracyte SAS. General and administrative expenses related to occupancy costs and information technology costs are allocated to general and administrative expense, selling and marketing expense, research and development expense, and cost of revenue based on the headcount and employee location.

Impairment of assets

On July 16, 2025, the Marseille Commercial Court published a decision approving the divestiture of the contract manufacturing portion of our French subsidiary, Veracyte SAS, to Helio Diagnostics SAS, effective August 1, 2025. The remaining assets of Veracyte SAS will be managed by the judicial administrator until such time that the Marseille Commercial Court appoints a judicial liquidator to solely initiate and manage liquidation proceedings. Effective August 1, 2025, we ceased to have a controlling interest in Veracyte SAS. As we began judicial restructuring proceedings affecting Veracyte SAS with the Marseille Commercial Court in the second quarter of 2025, we evaluated whether the associated assets of Veracyte SAS were impaired. We concluded, during the second quarter of 2025, that the long-lived assets of the Veracyte SAS asset group were not recoverable. As a result, we recorded a $20.5 million non-cash impairment charge during the three months ended June 30, 2025. The impairment related primarily to the Company's right-of-use assets; property, plant, and equipment; and certain tax credits.

Other income, net

Other income, net, decreased $8.9 million for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to a loss of $6.7 million due to the deconsolidation of Veracyte SAS and a decrease of $2.3 million due to foreign currency revaluation, partially offset by an increase of $0.6 million from interest income.

Other income, net, decreased $3.3 million for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to a loss of $6.7 million due to the deconsolidation of Veracyte SAS, partially offset by an increase of $3.3 million due to foreign currency revaluation and an increase of $0.9 million from interest income.

Income tax expense

We recorded income tax benefit of $0.2 million and expense of $1.7 million for the three months ended September 30, 2025 and 2024, respectively, and recorded income tax expense of $2.4 million and $3.3 million for the nine months ended September 30, 2025 and 2024, respectively.

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

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act, or the OBBBA, which includes numerous changes to existing tax law including extending or making permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire. The OBBBA permanently eliminates the requirement to capitalize and amortize U.S.-based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred. The OBBBA also permanently extends the full expensing of qualifying assets through accelerated bonus depreciation in the period acquired. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. The enactment of certain provisions in the period ending September 30, 2025 resulted in a reduction of current income tax liabilities and a corresponding reduction to income tax expense.

Liquidity and Capital Resources

As of September 30, 2025, we had cash and cash equivalents and short-term investments of $366.4 million. During the nine months ended September 30, 2025, our cash and cash equivalents and short-term investments increased by $77.0 million. Historically, we have obtained financing primarily through sales of our equity securities. Beginning in 2023, our operations have been financed primarily by cash flows generated by our revenue. For the nine months ended September 30, 2025, we had net income of $25.2 million, but we may not sustain profitability in the future. As of September 30, 2025, we had an accumulated deficit of $418.8 million.

We expect to continue to generate cash and our near- and longer-term liquidity requirements will continue to consist of costs to run our laboratories, research and development expenses, selling and marketing expenses, general and administrative expenses, working capital, capital expenditures, lease obligations, potential milestones associated with the C2i Acquisition, and general corporate expenses associated with the growth of our business. However, we may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to generate cash flows from our revenue to finance our cash requirements, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. If we are not able to secure additional financing when needed, or on terms that are favorable to us, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives, or forgo potential acquisitions or investments. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to us. Moreover, any instability in the global credit markets or the banking system may impact our liquidity both in the short term and long term.

Our material cash requirements include the following obligations:

Operating Leases

We lease office and laboratory facilities in the U.S., including in South San Francisco and San Diego, California and Austin, Texas, and lease certain equipment under various non-cancelable lease agreements. Effective August 2025, in connection with the restructuring proceeding in Veracyte SAS, we are no longer a party to the lease in Marseille, France. The lease terms of our leases as of September 30, 2025 extend to March 2040 and contain extension of lease term and expansion options. As of September 30, 2025, the leases have a weighted average remaining lease term of 11.3 years and total future minimum lease payments of $74.7 million.

Acquisition-Related Contingent Consideration

C2i Acquisition Contingent Consideration

Pursuant to the Agreement and Plan of Merger, dated as of January 5, 2024, by and among the Company, C2i, Canary Merger Sub I, Inc., a Delaware corporation and wholly owned subsidiary of the Company, Veracyte Diagnostics, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company, and Fortis Advisors LLC, as the C2i securityholders’ agent, or the Merger Agreement, we may be required to pay to certain noteholders of C2i up to an additional $16.0 million in cash or shares of our common stock, at our election, upon the achievement of certain milestones. During the nine months ended September 30, 2025, one of the milestones was achieved resulting in the payment of $0.7 million. As of September 30, 2025, we expect to potentially achieve a portion of all of the remaining milestones contained in the Merger Agreement within the next 12 months, requiring payments totaling up to $16.0 million.

nCounter Analysis System Acquisition Contingent Consideration

As part of our agreement to acquire the exclusive global diagnostic license to the nCounter Analysis System, we may be required to pay up to an additional $10.0 million in cash, contingent upon first achievement or occurrence, by us or on our behalf, of the commercial launch of the first, second and third diagnostic tests for use on the nCounter multiplex analysis system. As of September 30, 2025, the achievement of one of the milestones is forecasted to occur within the next 12 months, requiring payments totaling $3.5 million.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024 (in thousands of dollars):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$83,724	$50,572
Net cash used in investing activities	(3,779)	(2,134)
Net cash (used in) provided by financing activities	(4,073)	9,414

Cash Flows from Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2025 was $83.7 million. Our net income of $25.2 million includes non-cash charges of $32.7 million of stock-based compensation expense, $16.1 million of depreciation and amortization, of which $9.8 million was related to intangible asset amortization, $20.5 million tied to the impairment of assets, $3.9 million loss on the deconsolidation of Veracyte SAS, non-cash lease expense of $2.3 million, non-cash gains of $2.7 million from the revaluation of contingent consideration, $3.8 million from the effect of foreign currency changes on operations and amortization of discount on short-term investments of $2.6 million. Cash used as a result of changes in operating assets and liabilities was $7.8 million, primarily composed of an increase in prepaid expenses and other current assets of $6.4 million, an increase in accounts receivable of $3.9 million, an increase in supplies and inventory of $2.6 million, a decrease in operating lease liabilities of $1.7 million, and an increase in accounts payable of $0.5 million, partially offset by an increase in accrued liabilities and deferred revenue of $7.0 million and a decrease in other assets of $0.3 million.

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

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2025 was $3.8 million, consisting of $5.9 million used in the purchase of property, plant and equipment, partially offset by net proceeds of $2.1 million from the purchase and maturity of short-term investments.

Cash used in investing activities for the nine months ended September 30, 2024 was $2.1 million, consisting of $7.1 million used in the purchase of property, plant and equipment, partially offset by $5.0 million net cash acquired from C2i excluding post-close transactions costs.

Cash Flows from Financing Activities

Cash used in financing activities for the nine months ended September 30, 2025 was $4.1 million, consisting of $14.6 million in tax payments during the period related to the vesting of restricted stock units granted to employees, partially offset by $10.6 million in proceeds from the exercise of options to purchase our common stock and the purchase of stock under our Employee Stock Purchase Plan, or ESPP.

Cash provided by financing activities for the nine months ended September 30, 2024 was $9.4 million, consisting of $16.7 million in proceeds from the exercise of options to purchase our common stock and the purchase of stock under our ESPP, partially offset by $7.3 million in tax payments during the period related to the vesting of restricted stock units granted to employees.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents and short-term investments of $366.4 million as of September 30, 2025 which consisted of bank deposits, money market funds and United States treasury securities. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements. This analysis is based on a sensitivity model that measures market value changes when changes in interest rates occur. Any realized gains or losses resulting from such interest rate changes and from the current unrealized gains or losses would only occur if we sold the investments prior to maturity. We do not enter into investments for trading purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Foreign Currency Risk

As of September 30, 2025 we held $1.0 million of bank deposits denominated in Euros. Such Euro denominated deposits carry a degree of risk from changes in currency exchange rates as the gains or losses from changes in exchange rates are included in our net income and comprehensive income (loss). As of September 30, 2025 a hypothetical 10% appreciation or depreciation of the U.S. dollar relative to the Euro would not have had a material impact on our condensed consolidated financial statements. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency risk.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of September 30, 2025 at the reasonable assurance level.

(b)Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(C) Insider Trading Arrangements

During the three months ended September 30, 2025, the following officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act). None of our other Section 16 officers or directors adopted, modified or terminated such “Rule 10b5-1 trading arrangements” during the three months ended September 30, 2025.
•Jens Holstein, Director, adopted a new trading plan on August 21, 2025 (with the first trade under the new plan scheduled for approximately November 20, 2025). The trading plan will be effective until August 21, 2026 to sell an aggregate of 10,000 shares of our common stock.
•Phil Febbo, Chief Scientific Officer and Chief Medical Officer, adopted a new trading plan on August 21, 2025 (with the first trade under the new plan scheduled for approximately February 28, 2026). The trading plan will be effective until November 27, 2026 to sell an aggregate of (i) 13,425 shares of our common stock, plus (ii) 100% of the net shares resulting from the vesting of 26,514 restricted stock units during the plan period (net shares are net of tax withholding).
•Rebecca Chambers, Chief Financial Officer, adopted a new trading plan on August 21, 2025 (with the first trade under the new plan scheduled for approximately November 20, 2025). The trading plan will be effective until December 11, 2026 to sell an aggregate of (i) 10,000 shares of our common stock, plus (ii) 100% of the net shares resulting from the vesting of 82,188 restricted stock units during the plan period (net shares are net of tax withholding).
•Annie McGuire, General Counsel and Chief People Officer, adopted a new trading plan on August 29, 2025 (with the first trade under the new plan scheduled for approximately November 28, 2025). The trading plan will be effective until December 18, 2026 to sell an aggregate of (i) 7,671 shares of our common stock, plus (ii) specified percentages ranging between 33% and 100% of the net shares resulting from the vesting of 179,803 restricted stock units during the plan period (net shares are net of tax withholding).
•Karin Eastham, Director, adopted a new trading plan on September 5, 2025 (with the first trade under the new plan scheduled for approximately December 5, 2025). The trading plan will be effective until November 20, 2026 to sell an aggregate of 29,533 shares of our common stock.

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

Date: November 5, 2025

VERACYTE, INC.

By:	/s/ Rebecca Chambers
Rebecca Chambers Chief Financial Officer