Form 10-K
period 2025-12-31
VERACYTE, INC.
filed 2026-02-26
CIK 1384101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $1.7 billion, based on the closing price of the common stock as reported on the Nasdaq Global Market for that date.

The number of shares of the registrant's Common Stock outstanding as of February 20, 2026 was 79,458,427.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2026 Annual Meeting of Stockholders, or the Proxy Statement, are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the registrant’s fiscal year ended December 31, 2025.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA

This Annual Report on Form 10-K, or this report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact, including statements concerning our business strategy and plans, future operating results and financial position, as well as our objectives and expectations for our future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by such terminology as “may,” “will,” “potentially,” "expect," "anticipate," "intend," "estimate," "plan," “project,” "believe," "continuing," "ongoing," “could,” “would,” or the negative of these terms or similar expressions, although not all forward-looking statements contain these words. These are statements that relate to future events and include, but are not limited to, the factors that may impact our financial results; our expectations regarding revenue; our expectations with respect to our future research and development, general and administrative and selling and marketing expenses and our anticipated uses of our funds; the impact of inflation, volatile interest rates, inflation and foreign exchange fluctuations, as well as regional conflicts globally, including the war in Ukraine, the ongoing conflict in the Middle East, any impacts of the current administration on energy, trade, foreign policy and supply chain disruptions, and market volatility resulting from the foregoing, on our business; changes in our executive officers; our beliefs with respect to the optimization of our processes for the analysis of ribonucleic acid, or RNA, samples; our ability to successfully integrate C2i Genomics, Inc., or C2i, into our business; our ability to develop and launch tests, and enter into supply agreements, with manufacturers of alternative systems; our belief in the importance of maintaining libraries of clinical evidence; our expectations regarding the Percepta Nasal Swab classifier for early lung cancer detection and the Prosigna breast cancer test; our expectations regarding the launch of TrueMRD and the addition of minimal residual detection capabilities to our diagnostics platform; our expectations regarding Prosigna as a laboratory developed test for the U.S. market; our expectations regarding our diagnostic company partnerships; our expectations regarding capital expenditures; our anticipated cash needs and our estimates regarding our capital requirements; the timing and success of our transition to offering more of our tests as in vitro diagnostic tests on multiple platforms worldwide, and our ability to continue to receive quality reagents and other raw materials from certain single source suppliers, for such products; our ability to obtain and maintain Medicare coverage for each of our tests; our need for additional financing; potential future sources of cash; our business strategy and our ability to execute our strategy; our ability to achieve and maintain reimbursement from third-party payers at acceptable levels and our expectations regarding the timing of reimbursement; the estimated number of patients who are candidates for our tests; the attributes and potential benefits of our tests and any future tests we may develop to patients, physicians and payers; the factors we believe drive demand for and reimbursement of our tests; our ability to sustain or increase demand for our tests; our intent to expand into other clinical areas; our ability to develop new tests, and the timeframes for development or commercialization; our ability to get our data and clinical studies accepted in peer-reviewed publications; our dependence on strategic relationships, and the success of those relationships; our beliefs regarding our laboratory capacity; the potential for future clinical studies to contradict or undermine previously published clinical study results; the applicability of clinical results to actual outcomes; our expectations regarding our international expansion; the occurrence, timing, outcome or success of clinical trials or studies; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive position; our compliance with federal, state and international regulations; the potential impact of regulation of our tests by the Food and Drug Administration, or FDA, or other regulatory bodies; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business; the impact of seasonal fluctuations and economic conditions on our business; our belief that we have taken reasonable steps to protect our intellectual property; our belief that our intellectual property will develop and maintain our competitive position; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; and anticipated trends and challenges in our business and the markets in which we operate. We caution you that the foregoing list does not contain all of the forward-looking statements made in this report.

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

"Veracyte," "Afirma," "Percepta," "Envisia," "Prosigna," "Lymphmark," "Decipher," "GRID," "C2i", "C2i Genomics" and the Veracyte logo are registered trademarks, and "TrueMRD" is a pending trademark application, of Veracyte, Inc. and its subsidiaries in the United States and selected countries. nCounter is the registered trademark of NanoString Technologies, Inc., or NanoString, now owned by Bruker Corporation as part of Bruker Corporation’s asset acquisition of NanoString, in the United States and selected countries and used by Veracyte under license.

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

PART I

ITEM 1.    BUSINESS

General

At Veracyte, we believe that exceptional cancer care begins with exceptional diagnostics. We are a global diagnostics company that empowers clinicians with the high-value insights they need to guide and assure patients at pivotal moments in the race to diagnose and treat cancer. Our high-performing tests enable clinicians to make more confident diagnostic, prognostic and predictive treatment decisions. Insights from these tests help patients avoid unnecessary procedures and interventions and accelerate time to appropriate treatment, thereby improving outcomes for patients across our global markets.
Through our leading portfolio of comprehensive molecular diagnostic tests, we are focused on progressing patient care from the current standard to a more individualized approach, leveraging each patient’s unique cancer biology to improve their outcomes. We serve global markets with two complementary models. In the United States, we offer laboratory developed tests, or LDTs, through our centralized Clinical Laboratory Improvement Amendments of 1988, or CLIA, certified laboratories in South San Francisco and San Diego, California, supported by our cytopathology expertise in Austin, Texas. Outside of the United States, we provide in vitro diagnostic, or IVD, tests to patients through distribution to laboratories and hospitals that can perform the tests locally. In the United States, we currently offer tests in prostate cancer (Decipher Prostate), thyroid cancer (Afirma), breast cancer (Prosigna) and bladder cancer (Decipher Bladder). Our international distribution of IVDs is currently focused on our Prosigna test and, in the future, we intend to offer Decipher Prostate as an IVD.
The majority of our revenue presently comes from sales of our Decipher Prostate and Afirma tests. In the near-term, we are focused on continuing to expand Decipher Prostate's penetration and leadership position while also sustaining strong growth for Afirma. We are also focused on investing in innovation to drive durable growth over the medium and long term. In particular, we are prioritizing the following growth drivers: the launch of TrueMRD, our minimal residual disease, or MRD, platform to expand our reach further across the cancer care continuum and the launch of Prosigna as an LDT for the U.S. market to be able to serve more patients in the United States who face a breast cancer diagnosis. In addition, we are focused on longer term growth drivers like the launch of IVD products for patients globally, and solving new cancer challenges, with tests such as our novel Percepta Nasal Swab test for patients identified with a lung nodule.

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
The Veracyte Diagnostics Platform begins by identifying an unmet clinical need, determining the combination of appropriate biomarkers utilizing cutting-edge genomic and other technologies before tuning our assays with deep scientific and machine learning capabilities.
We then take a comprehensive approach to launching and driving adoption for our tests. We generate extensive genomic and clinical data through our whole-omic approach, fueling insights, evidence and, ultimately, further utility. We currently take a whole-transcriptome approach to our diagnostic, prognostic and predictive tests and with our MRD technology will add a whole-genome approach for treatment effectiveness, monitoring, and disease recurrence detection.
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
Prostate Cancer - Decipher Prostate Genomic Classifiers
An estimated 334,000 men are diagnosed with prostate cancer each year in the United States. Prior to the utilization of genomics, clinicians relied solely on clinical parameters, such as prostate-specific antigen, or PSA, level and pathology to determine the appropriate treatment for each patient. However, those factors alone do not always reflect the true biology of the tumor, which often leads to over- and under-treatment of patients with localized prostate cancer. The Decipher Prostate Genomic Classifier test dramatically improves the physician's ability to personalize therapy for each patient and make more appropriate treatment decisions.
The Decipher Prostate test uses whole-transcriptome analysis and machine learning to assess tumor biology and estimate the risk of developing metastatic disease in localized prostate cancer and the risk of metastatic progression in patients with metastatic disease, helping guide treatment planning. Decipher Prostate is performed on prostate tissue obtained from biopsy or surgical specimens and is used to inform clinical decision-making across the spectrum of prostate cancer, including active surveillance decisions; selection among active surveillance, focal therapy, and definitive treatment; use of androgen deprivation therapy (ADT) with primary radiation therapy, including ADT duration; and the timing and intensity of treatment following radical prostatectomy, including treatment intensification with androgen receptor pathway inhibitors (ARPIs) or chemotherapy. To our knowledge, Decipher Prostate is the only genomic test used across the full continuum of prostate cancer, supported by evidence from more than 115 peer-reviewed, published studies.
The 2026 NCCN Clinical Practice Guidelines in Oncology for Prostate Cancer, or NCCN Guidelines, include a table within the Principles of Risk Stratification describing how Advanced Prognostic Tools may be used to refine risk in clinically localized disease and after radical prostatectomy. In this table, Decipher Prostate is the only gene expression test included, with supporting evidence and treatment guidance provided based on the Decipher score. Decipher Prostate is currently covered by Medicare and commercial payers representing more than 215 million enrollees.
Thyroid Cancer - Afirma Genomic Sequencing Classifier
Each year in the U.S, approximately 650,000 people undergo fine needle aspiration, or FNA, biopsy evaluation for potentially cancerous thyroid nodules. Using traditional cytopathology evaluation many of these patients receive indeterminate results (i.e., not clearly benign or malignant), while many others receive a suspicious for malignancy or malignant result. Historically, most of the patients with indeterminate results were referred to diagnostic surgery, even though 70% to 80% of the time, the nodules proved to be benign.
We developed the Afirma Genomic Sequencing Classifier, or GSC, to determine which patients with indeterminate results are actually benign so that these patients may avoid unnecessary, costly surgery that often leads to the need for lifelong daily thyroid hormone replacement therapy. The test was developed with whole-transcriptome RNA sequencing and machine learning to provide physicians with clinically actionable results from a specimen collected during the FNA biopsy procedure used for initial cytopathology. Afirma GSC testing also provides important gene mutation information to help guide treatment decisions for patients with thyroid nodules that are suspicious for malignancy or malignant based on traditional cytopathology evaluation.
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
Our sales team sells Afirma GSC to endocrinologists and other physicians who perform FNA biopsies on patients with thyroid nodules. Physicians can order Afirma GSC testing in one of two ways: by submitting indeterminate FNA samples directly to Veracyte for genomic testing or by submitting FNA samples for initial cytopathology analysis by our partner, Thyroid Cytopathology Partners, with genomic testing performed by Veracyte when the cytopathology is indeterminate. Our online portal enables physicians and their staff to easily submit and track test orders and download results. Afirma GSC is much more commonly used in patients with indeterminate results than patients with suspicious for malignancy or malignant results.
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
In 2024, we acquired C2i, an MRD company, or the C2i Acquisition, adding whole-genome MRD capabilities to our novel diagnostics platform and positioning us to serve physicians and their patients further along the care continuum, in combination with our prognostic and predictive diagnostic tests. We believe we can leverage our specialist commercial channels while also building relationships with medical oncologists to partner early in a patient’s care, using our indication-specific focus and expertise to drive adoption from the first diagnostic test onward. MRD testing will expand the value we provide to clinicians to inform whether a patient’s intervention was successful or if management escalation is required.
TrueMRD, our whole-genome, AI-powered approach generates broad signatures from blood more quickly and efficiently than bespoke tumor informed panels. TrueMRD requires less than a tube of blood (as little as 3-4 ml blood, or 1-2 ml plasma), can go from sample to result in just two weeks, and delivers improved performance compared to imaging and other molecular tests. We believe this ability will enable physicians to track a tumor’s progression as it evolves from early diagnosis through patient treatment and follow-up.
We expect our first application for TrueMRD will be a muscle-invasive bladder cancer, or MIBC, MRD test, where we plan to leverage our strong urology commercial channel and have a clear pathway to expected reimbursement. We also plan to utilize TrueMRD to offer additional MRD tests in several other indications. We have submitted a tech assessment to MolDx, who administers Medicare reimbursement in our lab jurisdiction and, subject to a positive response, expect to launch our first MRD test in the first half of 2026.
Breast Cancer - Prosigna Breast Cancer Assay
Breast cancer is the most common cancer and the leading cause of cancer-related death in women worldwide. In 2023, an estimated 2.3 million new cases of breast cancer were diagnosed worldwide. Hormone receptor positive (HR+) breast cancer is the most common type of breast cancer, comprising approximately 70% of cases. We estimate that there are approximately 225,000 patients in the United States and 270,000 patients across Europe diagnosed with HR+ disease annually and potentially eligible for the Prosigna Breast Cancer Assay.

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
The Prosigna Breast Cancer Assay utilizes formalin-fixed and paraffin-embedded breast cancer tissue and is offered as an IVD test that runs on the nCounter Analysis System and is expected to be offered as an LDT run out of our CLIA lab for patients in the United States as soon as 2026. The test has been CE-IVD marked, showing that it currently conforms with European Union regulations, and is available for use by healthcare professionals in the European Union and other countries that recognize the CE mark.
The Prosigna Breast Cancer Assay is currently sold to laboratories outside the United States by our direct sales team and through distributors in certain countries. With the launch of the Prosigna LDT, our sales team will sell to physicians, particularly medical oncologists, treating breast cancer patients in the United States. The test is clinically validated in studies published in Annals of Oncology and the Journal of Clinical Oncology. The test is recommended in guidelines from the National Comprehensive Cancer Network and the American Society of Clinical Oncology in the United States. Outside of the United States, the test is included in leading medical guidelines, including from the National Institute for Health and Care Excellence in the United Kingdom and the European Society for Medical Oncology.
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
We currently offer our Prosigna breast cancer IVD test in Europe, the Middle East, Asia Pacific and Latin America on the nCounter Analysis System, for which we acquired the exclusive worldwide license for clinical IVD test use in 2019. In 2023, we announced a multi-year agreement with Illumina, Inc. to also develop and offer some of our molecular tests in Canada, Europe, the Middle East, Asia Pacific and Latin America as decentralized IVD tests on their NextSeq 550Dx NGS instrument thereby leveraging the large installed base. We expect to launch our Prosigna Breast Cancer Assay on the NextSeq 550Dx system. We are also currently developing our Decipher Prostate test as a quantitative polymerase chain reaction-based, or qPCR-based, test to be launched as a decentralized IVD test outside of the United States.
Solving New Cancer Challenges With the Percepta Nasal Swab Test
Lung cancer has the highest mortality rate of all cancers worldwide, causing approximately 1.8 million deaths each year. Lung nodules are typically the first sign of lung cancer and should not be ignored, however most of them are benign. Physicians currently have limited objective tools to help accurately determine which patients with lung nodules found on computerized axial tomography, or CT, scans have cancer. Approximately 15 million patients are now recommended for annual lung cancer CT screening to detect potentially cancerous lung nodules early. Approximately 2.7 million Americans are screened annually for lung cancer, and about 1.6 million lung nodules are found incidentally each year. We developed the noninvasive Percepta Nasal Swab test to help physicians more accurately, quickly and confidently determine lung cancer risk so that patients whose lung nodules are benign may avoid unnecessary invasive procedures and patients whose nodules are likely cancerous may proceed to further diagnostic work-up and, if necessary, treatment.
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
Medicare generally covers molecular diagnostic tests through individual Medicare Administrative Contractors, or MACs. Medicare coverage for most of Veracyte’s tests is determined through the MolDX program, administered by the MAC, Palmetto GBA. Through Local Coverage Determinations, or LCDs, and associated coverage articles, MolDX covers Afirma GSC, Decipher Prostate, Decipher Bladder, and Prosigna. For testing services that do not fall within the scope of the MolDX program, coverage may be adjudicated by the MAC with jurisdiction over the laboratory that performs the test, either via an LCD or on a claim-by-claim basis.
Medicare prices clinical diagnostic laboratory tests, or CDLTs, on the Clinical Laboratory Fee Schedule, or CLFS, under section 1833(h) of the Social Security Act, or the SSA. Section 216(a) of the Protecting Access to Medicare Act of 2014, or PAMA, made extensive revisions to the Medicare CLFS coding, rate setting processes, and laboratory payment reporting for CDLTs, and created a new subcategory of CDLTs called Advanced Diagnostic Laboratory Tests, or ADLTs, with separate reporting and payment requirements. We submit claims to payers directly using unique American Medical Association Current Procedural Terminology, or CPT, codes when they exist for our products and services and use either miscellaneous or common CPT codes for non-proprietary testing services or when unique codes do not exist. When miscellaneous CPT codes are used for testing, Medicare pricing is determined by the local MAC.
In 2016, the Centers for Medicare and Medicaid Services, or CMS, issued the final rule to implement the requirements of the Protecting Access to Medicare Act of 2014, or PAMA, which significantly revised the Medicare payment system for CDLTs. Under the final rule, for CDLTs furnished on or after January 1, 2018, the amount Medicare pays is equal to the weighted median of private payer rates for the CDLTs, reported annually for ADLTs and triennially for CDLTs. Since the initial implementation of PAMA, Congress has extended the payment review cycle on multiple occasions. Most recently, Congress passed the Consolidated Appropriations Act, 2026, which included revisions to the PAMA review cycle. The first PAMA data reporting period for CPT 81546 (Afirma GSC), CPT 81542 (Decipher Prostate), and CPT 0016U (Decipher Bladder) under the current triennial data reporting schedule is expected to occur between May 1 through July 31, 2026 based on the data collection period of January 1 through June 30, 2025. This could result in updated reimbursement rates effective January 1, 2027 through December 31, 2029.
Third-party payers, including Medicare, have specific and often complex billing rules, failure to abide by which may result in denials, audits, and/or refund requests. We work with commercial payers to establish medical coverage policies for our tests and services, negotiate network status and contracted rates. Payment from third-party payers differs depending on whether we have entered into a contract with the payers as a “contracted, participating provider” or do not have a contract and are considered a “non-contracted, non-participating provider.” Payers will often reimburse non-contracted providers, if at all, at a lower rate than contracted providers.
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
•contracted/network status and claims adjudication as in-network or out of network and corresponding patient co-pay/coinsurance responsibilities;

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
•billing errors; and
•claims disputes.
For the years ended December 31, 2025, 2024 and 2023, respectively, revenue was represented by the indicated percent for each payer:
Medicare Fee-For-Service accounted for 34%, 33% and 35% of our testing revenue. Medicare Advantage, paid for by commercial payers, accounted for 18%, 17%, and 14% of our testing revenue. Medicaid accounted for 1%, 1%, and 1% of our testing revenue. Private commercial payers accounted for 47%, 49%, and 50% of our testing revenue.
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
We believe our primary competition in MRD for MIBC is Natera, Inc. For future indications we choose to serve, competition may come from numerous other companies, including but not limited to, Natera, Inc., Guardant Health, Inc., Exact Sciences Corporation, Personalis, Myriad Genetics, Neogenomics, Inc., Quest Diagnostics, Billion-To-One, Caris Life Sciences or TempusAI, Inc.
In addition, competitors may develop their own versions of our solutions in countries we may seek to enter where we do not have patents or where our intellectual property rights are not recognized, and compete with us in those countries, including encouraging the use of their solutions by physicians in other countries.
We believe key factors contributing to our success in the market include our Veracyte Diagnostics Platform, scientific and technological excellence, evidence of clinical differentiation underscored by the breadth of publications supporting our tests, strong KOL support and payer coverage policies for our tests. We believe our strength across these areas form a barrier to entry and a competitive advantage. Our specialist channels and relationships allow us to enter the cancer care continuum at the beginning of a cancer patient’s journey, which positions us to more easily move down through that journey from diagnosis through treatment and monitoring. However, our competitive landscape may change over time as new competitors enter the market. As we add new tests and services, we will face many of these same competitive risks.

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
We apply for, and in-license, patents covering our products and technologies and uses thereof, as we deem appropriate; however, we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. Our issued patents expire between 2027 and 2040.
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
We hold registered trademarks in the United States for “Veracyte,” “Afirma,” “Percepta,” “Envisia,” “Prosigna,” “Lymphmark,” “Decipher,” “GRID,” “C2i,” “C2i Genomics” and the Veracyte logo, and a pending trademark application for “TrueMRD”. We also hold registered trademarks in various jurisdictions outside of the United States.
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
Environmental Matters
Our operations require the use of hazardous materials (including biological materials) which subject us to a variety of federal, state and local environmental and safety laws and regulations. Some of these regulations provide for strict liability, holding a party potentially liable without regard to fault or negligence. We could be held liable for damages and fines as a result of our, or others’, business operations should contamination of the environment or individual exposure to hazardous substances occur. We cannot predict how changes in laws or new regulations will affect our business operations, or the cost of compliance. Historically, the cost of compliance for these safety laws and regulations related to the protection of the environment has not materially impacted our operations. There were no material capital expenditures related to environmental compliance in the year ended December 31, 2025. Similarly, we do not anticipate any significant expenditures for the year ending December 31, 2026.
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

Legal Proceedings
From time to time, we may be party to lawsuits in the ordinary course of business. We are currently not a party to any material legal proceedings. Certain legal proceedings in which we are involved are discussed in Note 7, Commitments and Contingencies, to the accompanying consolidated financial statements.

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

New York law also mandates proficiency testing for laboratories licensed under New York law, regardless of whether such laboratories are located in New York. If a laboratory is out of compliance with New York statutory or regulatory standards, the New York State Department of Health, or NYSDOH, may suspend, limit, revoke or annul the laboratory's New York license, censure the holder of the license or assess civil money penalties. Statutory or regulatory noncompliance may result in a laboratory's operator being found guilty of a misdemeanor under New York law. NYSDOH also must approve laboratory developed tests before the test is offered in New York; approval has been received for the Afirma GSC, Decipher Prostate and Decipher Bladder tests. NYSDOH approval has also been received for Percepta Nasal Swab in support of our clinical trial. Should we be found out of compliance with New York laboratory standards of practice, we could be subject to sanctions, which could harm our business. We maintain a current license in good standing with NYSDOH for our South San Francisco and San Diego, California; and Austin, Texas laboratories. We cannot provide assurance that the NYSDOH will at all times find us to be in compliance with applicable laws.

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

Devices that may be legally marketed are subject to numerous regulatory requirements. These include: good manufacturing practice requirements for medical devices as set out in the Quality Management System Regulation, or QMSR, labeling regulations, restrictions on promotion and advertising, the Medical Device Reporting regulation, or MDR (which requires manufacturers to report certain adverse events and product malfunctions to the FDA), and the Reports of Corrections and Removals regulation (which requires manufacturers to report certain field actions to the FDA). Certain corrections and market removals may also be subject to FDA’s recall regulation and procedures.

The FDA has issued a regulation outlining specific requirements for "specimen transport and storage containers." "Specimen transport and storage containers" are medical devices "intended to contain biological specimens, body waste, or body exudate during storage and transport" so that the specimen can be destroyed or used effectively for diagnostic examination. A specimen transport and storage container is classified as a Class I exempt device, which means that the device is exempt from the 510(k) premarket notification requirement and, if not labeled or otherwise represented as sterile, the QMSR, except for recordkeeping and complaint handling requirements. These 510(k) exempt devices are still subject to general controls, including MDR requirements, the reporting of corrections and removals, and establishment registration and product listing.

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

In May 2024, the FDA published a final rule to phase out its policy of enforcement discretion over LDTs, and that rule was vacated by a federal district court on March 31, 2025. As part of its current enforcement discretion policy, the FDA could still decide to pursue enforcement action at any time against LDTs that it deems to be violative of its regulations when appropriate.

We believe that our Decipher Prostate test, Afirma classifier and Decipher Bladder test, have been developed and are performed in a manner consistent with the FDA’s enforcement discretion policy.

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

We cannot provide any assurance that FDA premarket review or other requirements will not be imposed in the future for our diagnostic services, whether through additional guidance or regulations issued by the FDA, new enforcement policies adopted by the FDA or new legislation enacted by Congress. In March 2025, a federal district court vacated the FDA’s 2024 final rule that would have increased FDA regulation of LDTs, and the FDA did not appeal that decision; however, the regulatory and legislative landscape remains uncertain and could change. Legislative proposals addressing oversight of LDTs were introduced in recent years, including most recently the Verifying Accurate Leading-edge IVCT Development (VALID) Act of 2023 in March 2023, and we expect that new legislative proposals will be introduced from time to time. It is possible that legislation could be enacted into law or regulations, or guidance could be issued by the FDA which may result in new or increased regulatory requirements for us to continue to offer our tests or to develop and introduce new tests.

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

European Union Regulation of Laboratory Testing

In the European Union, or EU, only in vitro diagnostics that have a medical purpose are regulated as IVD medical devices, or IVD MDs, under the legal frameworks described below. In contrast to other IVDs, IVD MDs are intended to provide information on, among other things, a person’s physiological or pathological state, disease, or treatment response.

Directive 98/79/EC

IVD MDs previously were regulated under EU-Directive 98/79/EC, or the IVDD, and corresponding national provisions.

The IVDD required that IVD MDs meet certain essential requirements, which were set out in Annex I of the IVDD. To demonstrate compliance with the essential requirements, IVD MDs needed to undergo a conformity assessment procedure. As a general rule, demonstration of conformity of IVD MDs and their manufacturers with the essential requirements needed to be based, among other things, on adequate performance evaluation data supporting the safety and performance of the products during the intended conditions of use.

IVD MDs must bear the CE marking of conformity when placed on the market, unless a specific exemption applies. Compliance with the IVDD essential requirements was a prerequisite for a manufacturer to be able to affix a CE mark, which was a declaration by the manufacturer that the IVD MD met all the appropriate requirements under the IVDD and corresponding national provisions, as applicable.

Under the IVDD, for most IVD MDs, manufacturers used to “self-declare” the conformity of their IVD MDs with the essential requirements of the IVDD. For types of IVD MDs listed in Annex II of the IVDD and devices for self-testing, a conformity assessment procedure required the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of medical devices, including IVD MDs that qualify as such when required, with all relevant requirements under the applicable laws before a CE mark is affixed to the device and the device is placed on the market. The notified body would typically audit and examine the device’s technical file and the manufacturer’s quality system, though conformity with the relevant harmonized standards – which is ISO 13485:2016 for Quality Management Systems – can be used to demonstrate compliance with these requirements. If satisfied that the IVD MD conforms to the relevant requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity.

Prosigna continues to be marketed in the EU/EEA as a self-declared CE marked device under the IVDD as regulated under a transition arrangement defined in the Regulation EU 2017/746, or IVDR, and as amended.

In Vitro Diagnostic Medical Device Regulations (2017/746)

The EU regulatory landscape concerning medical devices and IVD MDs has and continues to change significantly. The IVDD was replaced with the full implementation of the In Vitro Diagnostic Medical Device Regulations (2017/746), or IVDR, in the EU on 26 May 2022. In July 2024, certain transition timelines were extended, where IVD MDs can continue to be placed on the market under the IVDD for a certain period of time based on the risk class of the IVD MD, provided manufacturers meet the expectations set forth when the transition timelines were extended.

The main aims of the IVDR are to standardize diagnostic procedures throughout the EU, increase reliability of diagnostic analysis and enhance patient safety. As such, IVD MDs are subject to additional regulatory scrutiny now that the IVDR has come into force fully.

The IVDR introduced a rule-based classification system, whereby IVD MDs must be classified into one of four classes: A, B, C or D. Class A is the lowest risk, and Class D is the highest. These take into account the intended purpose of the IVD MD and its inherent risks. According to the IVDR classification rules, all cancer diagnostics are classified as Class C devices, so any Veracyte cancer diagnostic to be placed on the market in the EU would be classified as Class C. Prosigna is currently marketed as a so-called “legacy” device placed on the market under the IVDD in the EU. The device is currently undergoing transition (via Notified Body review and quality system audit) as an IVDR Class C device.

The IVDR also introduces new requirements for conformity assessments. In particular, substantially more IVD MDs will require the involvement of a notified body to be able to affix a CE mark to the IVD MD. In addition, under the IVDR there is a greater emphasis on post-market surveillance and submission of post-market performance follow-up reports. In addition, the EU introduced a new compulsory role, the Person Responsible for Regulatory Compliance (PRRC). This individual has regulatory oversight of all IVD MDs placed on the market by Veracyte as manufacturer in the EU and reports directly to senior management. Together with the CEO, the PRRC is legally responsible for ensuring regulatory compliance, including safety, under the IVDR.

In December 2025, the European Commission published a proposal to amend the IVDR, aimed at, among other things, reducing administrative burdens and improving conformity assessments. The proposal is now under consideration by the European Parliament and the Council and may lead to changes to the IVDR in the future.

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

For the time being, the regulatory regime for medical devices and IVD MDs in Great Britain (England, Scotland and Wales) continues to be based on the requirements derived from current EU legislation. The MHRA seeks to amend the UK Medical Devices Regulations 2002, in particular to create a new access pathway to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform IVD MD regulation, and foster sustainability through the reuse and remanufacture of medical devices. For IVD medical devices, the regime is expected to come into force in July 2030, coinciding with the end of the acceptance period for EU CE marks in Great Britain, subject to appropriate transitional arrangements. On June 26, 2022, the MHRA published its response to a 10-week consultation on the post-Brexit regulatory framework for medical devices and diagnostics. Regulations implementing the new regime came into force in July 2025. Until the final legislation and accompanying guidance has been published there will remain uncertainty as to the future IVD regulatory requirements in Great Britain.

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

Corporate Practice of Medicine

Numerous states, including California, New York and Texas, have enacted laws prohibiting corporations such as us from practicing medicine and employing or engaging physicians to practice medicine. These laws are designed to prevent interference in the medical decision-making process by anyone who is not a licensed physician. This prohibition is generally referred to as the prohibition against the corporate practice of medicine. Violation of this prohibition may result in civil or criminal fines, as well as sanctions imposed against us or the professional through licensing proceedings. The pathologists who review and classify thyroid FNA cytopathology results for Afirma are employed by Thyroid Cytopathology Partners, or TCP, a Texas professional association, pursuant to services agreement between us and TCP. Pursuant to the agreement, we pay TCP a monthly fee on a per FNA basis, and TCP manages and supervises the pathologists who perform the cytopathology services as a component of the Afirma solution.

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

Finally, under PAMA, laboratories are required to report to CMS the private payer payment rates and test volumes paid by private payers based on final payments made during a specific “data collection period.” The PAMA review cycle was recently revised in the 2026 Consolidated Appropriations Act. This data reporting requirement is triennial for most clinical diagnostic laboratory tests (annual for ADLTs), with the first PAMA data reporting period for CPT 81546 (Afirma GSC), CPT 81542 (Decipher Prostate), and CPT 0016U (Decipher Bladder) under the current triennial data reporting schedule expected to occur between May 1 through July 31, 2026 based on the data collection period of January 1 through June 30, 2025. This could result in updated reimbursement rates effective January 1, 2027 through December 31, 2029. When reporting data under PAMA, the President, CEO, or CFO of a reporting entity, or an individual who has been delegated authority to sign for, and who reports directly to, such an officer, must sign the certification statement and be responsible for assuring that the data provided are accurate, complete, and truthful, and meets all the required reporting parameters. Failure to report or misrepresentation or omission in reporting can result in civil penalties of up to $10,000 per day for each violation and other penalties. We believe we are in compliance with the PAMA reporting requirements, but there can be no assurance that our reporting practices will not be scrutinized under the PAMA regulations.

International

Many countries in which we may offer any of our tests in the future have anti-kickback regulations prohibiting providers from offering, paying, soliciting or receiving remuneration, directly or indirectly, in order to induce business that is reimbursable under any national health care program. The IVDR prohibits (and the IVDD previously prohibited) the offer of inducements, particularly financial, that might influence the judgement of notified regulatory bodies and their personnel to carry out their conformity assessment activities. The IVDR does not address the question of inducements offered to healthcare professionals or other third parties, though EU member states may implement their own national laws in this regard. For example, Sapin II is the French anti-corruption law, which imposes regulations to prevent and detect bribery and corruption through increased corporate transparency, reinforced internal monitoring, and enhanced whistleblower protection. In the UK, the 2002 Regulations do not address the question of inducements offered to healthcare professionals to prescribe, sell, supply or recommend use of a particular medical device or IVD or to offer the relevant device company any other benefit. These activities are, however, prohibited by the Bribery Act 2010, which provides general offenses relating to bribery and receiving a bribe.

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

Human Capital

As of December 31, 2025, we had 755 employees. None of our employees are the subject of collective bargaining arrangements, and our management considers its relationships with employees to be good.

We pride ourselves on our strong culture, which encourages innovation, collaboration, and mutual respect. We were certified as a Great Place to Work in both the United States and Israel in 2025. This recognition is based solely on employee feedback gathered through an anonymous, third-party survey. Our core values across the company are: We are stronger together; We seek a better way; We care deeply; and We make it happen. Individual members of our leadership team have volunteered to sponsor each aspirational value to ensure the values are embedded into our culture.

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
•We have engaged, and may continue to engage, in acquisitions, dispositions or other strategic transactions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources. If our general strategy of seeking incremental growth through acquisitions and collaborations is not successful, or if we do not successfully integrate companies or assets that we acquire into our business, our prospects and financial condition may suffer.
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
•We depend on our senior management team, and the loss of one or more of our executive officers, or the inability to attract and retain highly skilled employees or other key personnel in our highly competitive industry, could adversely affect our business.
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

Risks Related to Our Business

Our financial results currently depend mainly on sales of our Decipher Prostate and Afirma laboratory developed tests (LDTs), and we may not generate sufficient revenue from these and our other diagnostic tests to grow our business.

Most of our revenue to date has been derived from sales of our Decipher Prostate and Afirma laboratory developed tests (LDTs), which are used in the diagnosis of urological and thyroid cancers. Over the next few years, we expect to continue to derive a substantial portion of our revenue from sales of our Decipher Prostate and Afirma laboratory developed tests (LDTs) as well as our Prosigna LDT, MRD (LDT) and IVD strategies. Once our tests are clinically validated and commercially available for patient testing, we must continue to develop and publish evidence that our tests are informing clinical decisions in order for them to receive positive coverage decisions by payers. Without coverage policies, our tests may not be reimbursed and we will not be able to recognize revenue. While Afirma is covered by most major payers in the U.S., there remains payers that do not cover Decipher Prostate. We cannot guarantee that our tests we commercialize will maintain positive coverage decisions. If we are unable to maintain or increase sales and maintain or expand reimbursement for our Decipher Prostate and Afirma tests, our revenue and our ability to sustain profitability would be impaired, and the market price of our common stock could decline.

If we are unable to grow sales of our tests or products, or we are unable to launch or commercialize our new tests or products, our business may suffer.

We plan to launch the Prosigna LDT and our first indication of TrueMRD in MIBC in 2026. While we do not expect these tests to contribute meaningfully to revenue in 2026, our inability to successfully commercialize these tests or obtain adequate reimbursement could negatively affect our future revenue growth and impact our ability to achieve our revenue projections in future years. Additionally, our Prosigna IVD and Decipher Bladder test have not contributed significant revenue to date. Although we expect them to grow and become an increasingly important component of our portfolio, as well as our results of operations, we may be unable to increase sales or expand reimbursement, and therefore we may not meet our revenue projections. Additionally, we anticipate further expanding the reach of some of our tests in international markets; if our products are not widely adopted internationally, our business and results of operations may be adversely affected.

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

For the year ended December 31, 2025, we had a net income of $66.4 million and as of December 31, 2025, we had an accumulated deficit of $377.6 million. Although we recorded net income in 2025 and 2024, we have recorded net loss in prior years, and we may be unable to sustain profitability in the future. Ongoing widespread inflationary pressures in the United States and across global economies have resulted in higher costs for our raw materials, non-material costs, labor and other business costs, and significant increases in the future could adversely affect our results of operations. We may not sustain or grow past our current levels of profitability, and our failure to do so in the future could cause the market price of our common stock to decline.

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

For example, Decipher Prostate is currently reimbursed by Medicare pursuant to LCDs issued by Palmetto GBA's MolDX program and adopted by Noridian Healthcare Solutions, each acting as a MAC, as well as by a number of commercial payers. However, there are many commercial payers who currently do not provide reimbursement for our prostate genomic tests, or provide only limited reimbursement, and we have contracts for reimbursement with only a limited number of commercial payers for our prostate tests. In September 2024, a new LCD for “Gene Expression Profile Tests for Decision-Making in Castration Resistant and Metastatic Prostate Cancers” was finalized through the MolDX program. In December 2024, we received confirmation that our Technical Assessment, or TA, was approved with a retroactive effective date of October 18, 2024, and the metastatic indication for Decipher is now covered by Medicare.

Additionally, coverage and payment determinations for our Afirma GSC classifier are covered by Noridian Healthcare Solutions, the current MAC for our jurisdiction, through the MolDX program, administered by Palmetto GBA, under a Local Coverage Determination, or LCD. On July 28, 2024, a new LCD took effect through the MolDX program, “Molecular Testing for Risk Stratification of Thyroid Nodules,” which provides expanded Medicare coverage for Afirma GSC.

Modifications to the LCDs and associated coverage articles for Afirma, Decipher Prostate and our other tests could have an adverse effect on our business, financial condition and results of operations.

We submit claims to payers directly using CPT codes, which plays a significant role in how our tests are reimbursed both from commercial and governmental payers. Any changes to the codes or associated reimbursement rates can materially affect our revenue. For example, with the transition from Afirma GEC to Afirma GSC, a new CPT Category I code (81546) was established for the Afirma classifier, effective January 1, 2021. This code underwent the national payment determination process for Medicare in 2020, through which the Centers for Medicare & Medicaid Services, or CMS, set its reimbursement rate at $3,600 on the Clinical Laboratory Fee Schedule (CLFS), the same rate as the prior CPT code for Afirma GEC, unchanged since 2018. Similarly, Decipher Prostate was assigned a Category I CPT code (81542) in 2020. CMS included this code in the gapfill pricing process and set the final CLFS reimbursement rate for CPT code 81542 at $3,873, effective January 1, 2021. Additionally, Decipher Bladder was assigned CPT code 0016U, which CMS priced through the gapfill process, setting a final CLFS reimbursement rate of $3469.83 effective January 1, 2021. Most recently, Congress passed the Consolidated Appropriations Act, 2026, which included revisions to PAMA review cycle. The first Protecting Access to Medicare Act of 2014, or PAMA, data reporting period for CPT 81546 (Afirma GSC), CPT 81542 (Decipher Prostate), and CPT 0016U (Decipher Bladder) under the current triennial data reporting process is expected to occur between May 1 through July 31, 2026 based on the data collection period of January 1 through June 30, 2025. This could result in updated reimbursement rates effective January 1, 2027 through December 31, 2029. There is no guarantee that Medicare payment rates for Afirma GSC, Decipher Prostate, or Decipher Bladder will remain stable in future PAMA reporting cycles, as rates are based on the weighted median of private commercial payer payments.

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

We expect to continue to focus substantial resources on increasing adoption, coverage and reimbursement for Decipher Prostate, Afirma, Prosigna, TrueMRD and Decipher Bladder, as well as any other future tests we may develop. We believe it will take several years to achieve coverage and contracted reimbursement with most third-party payers across our entire portfolio of tests. We cannot predict whether, under what circumstances, or at what payment levels payers will reimburse for our tests. Also, payer consolidation is underway and creates uncertainty as to whether coverage and contracts with existing payers will remain in effect. Finally, if there is a decrease in the Medicare payment rates for our tests, the payment rates for some of our commercial payers may also decrease if they tie their allowable rates to the Medicare rates. Reductions in private payer amounts could also decrease the Medicare payment rates for our tests under PAMA. Our failure to establish broad adoption of and reimbursement for our tests, or our inability to maintain existing reimbursement from payers, will negatively impact our ability to generate revenue and sustain profitability, as well as our future prospects and our business.

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

In making coverage determinations, third-party payers often rely on practice guidelines issued by professional societies. Lack of guideline inclusion or recommendation could limit the adoption of our tests and our ability to generate revenue and sustain profitability, as physicians may be reluctant to order tests that are not recommended in these guidelines. Guidelines that include our tests currently may subsequently be revised to recommend another testing protocol, and these changes may result in physicians deciding not to use our tests. While the Afirma genomic classifier is included in most physician practice guidelines in the United States for the assessment of patients with thyroid nodules, historical practice recommended a full or partial thyroidectomy in cases where cytopathology results were indeterminate to confirm a diagnosis. The strength of the clinical data supporting the use of the Decipher Prostate Genomic Classifier has led to the test’s inclusion in leading clinical guidelines. For example, the Decipher Prostate test has Simon Level IB evidence, resulting in inclusion in the 2026 NCCN Guidelines for prostate cancer, distinguishing it as the only gene-expression test to do so. Nonetheless, if we are unsuccessful in maintaining the relative level of recommendation of Decipher Prostate or other of our genomic tests within these guidelines, unable to cause any new or modified genomic tests we develop to be included in these guidelines, unable to cause our genomic tests to be included in other influential guidelines, or if our competitors are successful at achieving similar or more extensive guidelines for their tests, we may be at a disadvantage in gaining market acceptance and market share relative to our competitors.

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

Some patients may decide not to use our tests because of price, all or part of which may be payable directly by the patient if the patient’s insurer denies reimbursement in full or in part. There is a growing trend among insurers to shift more of the cost of healthcare to patients in the form of higher co-payments or premiums, putting patients in the position of having to pay more for our tests. In addition, volatile interest rates and ongoing inflation in the United States and globally may put further pressure on insurers and other providers to raise prices or reduce reimbursement, increasing the cost to the patient. We expect to continue to see pressure from payers to limit the utilization of tests, generally, and we believe more payers are deploying costs containment tactics, such as pre-authorization and employing laboratory benefit managers to reduce utilization rates. Payors are increasingly contracting with healthcare intermediaries like laboratory benefit managers as a way to contain healthcare costs by limiting both coverage and the level of reimbursement that may be provided to tests. Laboratory benefit managers may take steps to restrict patient access to our tests, including by not covering our tests through changes to medical policies or adding prior approval requirements before reimbursing providers or patients for using our tests. We cannot be sure that laboratory benefit managers will authorize coverage and reimbursement of our tests. Implementation of provisions of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively the ACA, has also resulted in increases in premiums and reductions in coverage for some patients. These events may result in patients delaying or forgoing medical checkups or treatment due to their inability to pay for our tests, which could have an adverse effect on our revenue.

If we fail to comply with federal and state licensing requirements, we could lose the ability to perform our tests or experience disruptions to our business.

Our high complexity clinical labs that design, develop and manufacture our laboratory developed tests are subject to the Clinical Laboratory Improvement Amendment (CLIA) regulations, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations mandate specific personnel qualifications, facilities administration, quality systems, inspections, and proficiency testing. CLIA certification is also required for us to be eligible to bill state and federal healthcare programs, as well as many private third-party payers. To renew these certifications, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may conduct random inspections of our clinical reference laboratories. If we fail to maintain CLIA certificates in our South San Francisco, California; San Diego, California; or Austin, Texas laboratory locations, we would be unable to bill for services provided by state and federal healthcare programs, as well as many private third-party payers, which may have an adverse effect on our business, financial condition and results of operations.

We are also required to maintain state licenses to conduct testing in our laboratories. The laws of California, New York, and Texas, among other states, require that we maintain a license and comply with state regulation, in addition to the federal CLIA regulation, as a clinical laboratory. Other states may have similar requirements or may adopt similar requirements in the future. In addition, all of our clinical laboratories are required to be licensed and approved by the New York State Department of Health on a test-specific basis to perform testing on specimens from New York. We have received New York State Department of Health approval for the Decipher Prostate, Afirma and Decipher Bladder tests. We will be required to obtain approval for other tests we may offer in the future. If we were to lose our CLIA certificate or California license for our South San Francisco or San Diego laboratories, or our CLIA certificate for our Austin laboratory, whether as a result of revocation, suspension, limitation or otherwise, we may experience delays in processing testing, experience increased costs, or may no longer be able to perform our molecular tests, which would eliminate our primary source of revenue and harm our business. If we were to lose our licenses issued by New York or by any other states where we are required to hold licenses, we would not be able to test specimens from those states. New tests we may develop, and modifications to existing tests, may be subject to new approvals by regulatory bodies such as the New York State Department of Health, and we may not be able to offer our new or modified tests until such approvals are received. Furthermore, certain state agencies, including the New York State Department of Health, have been experiencing delays in their response time which may cause delay in our receipt of our corresponding approvals or renewals for our tests. Any such delays or holds on our ability to test specimens could harm our business and operating results.

We have engaged, and may continue to engage, in acquisitions, dispositions or other strategic transactions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources. If our general strategy of seeking incremental growth through acquisitions and collaborations is not successful, or if we do not successfully integrate companies or assets that we acquire into our business, our prospects and financial condition may suffer.

As an element of our growth strategy, we have, from time to time, pursued opportunities to license assets or purchase companies or assets that we believe would complement our current business or help us expand into new markets. For example, in the first quarter of 2024 we completed the C2i Acquisition, and we may pursue additional acquisitions of complementary businesses or assets as part of our business strategy. On August 1, 2025, we completed the divestiture of the contract manufacturing portion of our French subsidiary, Veracyte SAS, to Helio Diagnostics SAS in connection with a restructuring proceeding. Additional potential transactions that we may consider in the future include a variety of business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction could be material and could disrupt our business or change our business profile, focus or strategy significantly. This and any future acquisitions, dispositions or strategic transactions made by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results.

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
•Prior to its acquisition, C2i was not required to maintain internal controls that would meet the requirements of a public company. Given the limited size and scope of C2i’s operations, its inclusion in the Company’s consolidated financial statements does not have a material impact on the Company’s internal control over financial reporting. The Company has integrated C2i into its existing internal control framework where appropriate and will continue to evaluate control needs as integration activities progress;
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

Our strategy to expand into international markets depends on our ability to successfully adapt our menu of diagnostic tests as IVDs and secure necessary regulatory approvals. See Item 1. Business –Driving Global Growth with Distributed IVD Tests. Currently, the Prosigna Breast Cancer Assay is available globally as an IVD test that runs on the nCounter Analysis System platform. If we are not able to adapt our other current or future tests to be performed on IVD platforms or if our tests fail to be competitive against competing products in international markets, our prospects for growth could suffer. In addition, to the extent international markets have existing practices and standards of care that are different than those in the United States, we may face challenges with the adoption of our tests in international markets. For commercialization of our tests on other IVD platforms, we will be dependent on third parties for the support and clinical registration of their platforms as well as certain reagents, instruments, software or components.

Additionally, our success in international markets depends on the ability of our contract manufacturers to produce test kits at a quality and quantity to keep up with demand. We have and may continue to experience quality, regulatory, or manufacturing irregularities and challenges. Our contract manufacturers may fail to successfully grow manufacturing capacity needed to meet demand.

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

We rely on sole suppliers for critical supply of reagents, equipment and other materials and services that we use to perform our CLIA tests as well as to satisfy demand for our Prosigna test kits, service kits and service on the nCounter Analysis System. We also purchase components used in our extraction and sample collection kits from sole-source suppliers. Some of these items are unique to these suppliers and vendors and their inability to provide us with reagents that perform to specifications, could negatively impact our ability to provide timely response and reports to our customers and, as a result, may materially impact our ability to generate revenue.

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

For example, we rely on NanoString (now Bruker Spatial Biology as a result of Bruker Corporation’s asset acquisition of NanoString) for certain components and raw materials for the Prosigna test and nCounter service kits.

We also rely on sole service providers for certain services such as cytopathology professional diagnoses on thyroid fine needle aspiration. If any of these service providers were unable to provide the quality or quantity of services that we require, or if we were unable to agree on commercial terms and our relationships with such service providers were to terminate, our business could be harmed until we were able to secure the services of another provider. In addition, some of our software and operational support vendors and service providers represent our sole source of these services, and our ability to provide such services might be materially adversely affected if any of these parties experience or engage in operating difficulties, network or information system shutdowns or other service disruptions, or are otherwise unable to provide the services we need in a timely manner.

While we have developed alternate sourcing strategies for many materials, vendors and service providers, we cannot be certain whether these strategies will be effective or the alternative sources will be available when we need them. Moreover, the supply of key reagents and testing materials has been periodically challenged by quality of reagents received. Further, we experience supply chain disruptions, although, to date, this has not resulted in delays in our ability to return test results in a timely manner. Any such interruption may significantly affect our future revenue, cause us to incur higher costs, and harm our customer relationships and reputation. In addition, in order to mitigate these risks, we maintain inventories of these supplies at higher levels than would be the case if multiple sources of supplies were available. If our total test volume decreases or we switch suppliers, we may hold excess supplies with expiration dates that occur before use which would adversely affect our losses and cash flow position. As we introduce any new test or make changes to existing tests, we may experience supply issues as we ramp test volume.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

In addition to the need to scale our testing capacity, our future growth, including our transition to a multi-product company with international operations, will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees with the necessary skills to support the growing complexities of our business, including the ongoing development of our IVD and LDT strategies, such as MRD. Rapid and significant growth may place strain on our administrative, financial and operational infrastructure. Our ability to manage our business and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We have implemented an internally developed data warehouse, which is critical to our ability to track our diagnostic services and patient reports delivered to physicians, as well as to support our financial reporting systems. The time and resources required to optimize these systems is uncertain, and failure to complete optimization in a timely and efficient manner could adversely affect our operations. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.

If we are unable to support demand for our tests, products or services, our business could suffer.

As demand for our tests, products and services grows, we will need to continue to scale our capacity and processing technology, expand customer service, billing and systems processes, enhance our internal quality assurance program and ensure test and product continuity. We will also need additional certified laboratory scientists as well as other scientific and technical personnel to process higher volumes. We cannot assure that any increases in scale, related improvements, supply of reagents to perform testing, and quality assurance measures will be successfully implemented or that appropriate personnel will be available and able to be hired. Failure to implement necessary procedures, transition to new processes or hire the necessary personnel could result in higher costs of processing tests, quality control issues or inability to meet demand. There can be no assurance that we will be able to perform our testing or fulfill our product, testing, or service commitments on a timely basis at a level consistent with demand, or that our efforts to scale our operations will not negatively affect the quality of test results. If we encounter difficulty meeting market demand or quality standards, our reputation could be harmed and our future prospects and our business could suffer.

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

For example, the ACA, enacted in March 2010, made changes that significantly affected the pharmaceutical and medical device industries and clinical laboratories. Some significant measures contained in the ACA include coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The ACA also includes significant fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. Since its enactment, there have been various judicial, executive and congressional challenges to aspects of the ACA. It is unclear how any such challenges and any healthcare reform measures of the current administration, or any future presidential administration, will impact the ACA or our business. For example, a former administration issued various executive orders which eliminated cost sharing subsidies and various provisions that would impose a financial burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Additionally, the U.S. Congress has previously introduced several pieces of legislation aimed at significantly revising or repealing the ACA. We cannot predict if, or when, the ACA will be amended, and cannot predict the impact that an amendment of the ACA will have on our business.

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

We cannot predict whether future healthcare initiatives will be implemented at the federal or state level, or in countries outside of the United States in which we do or may do business, or the effect any future legislation or regulation will have on us. The taxes imposed by the new federal legislation, cost reduction measures and the expansion in the role of the U.S. government in the healthcare industry may result in decreased revenue, lower reimbursement by payers for our tests or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations. In addition, sales of our tests outside the United States subject our business to foreign regulatory requirements and cost-reduction measures, which may also change over time.

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

PAMA includes a substantial payment system for clinical laboratory tests under the CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenue from payments made under the CLFS and the Physician Fee Schedule report on a triennial basis (or annually for ADLTs), private payer rates and volumes for their tests with specific CPT codes based on final payments made during a set data collection period. We believe that PAMA and its implementing regulations are generally favorable to us, however, there can be no assurance that the payment rate for Afirma, Decipher Prostate and Decipher Bladder will not decrease in the future or will not be adversely affected by the PAMA law and regulations. In addition, the Inflation Reduction Act of 2022 may subject certain products to government-established pricing, potentially impose rebates and subject manufacturers who fail to adhere to the government’s interpretation of the law to penalties.

In December 2016, Congress passed the 21st Century Cures Act, which, among other things, revised the process for LCDs. Additionally, effective June 11, 2017, a MAC is required to, among other things, publish a summary of the evidence that it considered when developing an LCD, including a list of sources, and an explanation of the rationale that supports the MAC’s determinations. In October 2018, CMS issued additional guidance revising the requirements for the development of LCDs. This guidance has extended the timelines for development of new LCDs and may result in impeded coverage for our test products, which could have a material negative impact on revenue.

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

Further, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies, including the FDA, in certain circumstances. As a result of this decision, there may be increased challenges to existing agency regulations and policies, and it is uncertain how lower courts will apply the decision in the context of other regulatory schemes. This decision may result in regulatory uncertainties in the healthcare industry and could impact the timely review of any regulatory filings or applications we submit to the FDA, which could negatively impact our business.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. It is difficult to predict whether or how any current executive orders will be rescinded and replaced under the current administration. The policies and priorities of any administration and the U.S. Congress are unknown and could materially impact the regulations governing our business. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies or if we are not able to maintain regulatory compliance, then we may be subject to enforcement action and we may not achieve or sustain profitability.

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

In 2018, CMS revised its billing rules to allow the performing laboratory to bill Medicare directly for molecular pathology tests and Criterion A ADLTs performed on specimens collected from hospital outpatients, even when those tests are ordered less than 14 days after the date of discharge, if certain conditions are met. We believe that our Decipher Prostate, Afirma and Decipher Bladder classifiers, along with Prosigna, are covered by this policy. Accordingly, we bill Medicare for these tests when we perform them on specimens collected from hospital outpatients and meet the conditions set forth in CMS's revised billing rules.

This change does not apply to tests performed on specimens collected from hospital inpatients. We will continue to bill hospitals for tests performed on specimens collected from hospital inpatients when the test was ordered less than 14 days after the date of discharge.

In the CY 2020 Hospital Outpatient Prospective Payment System Proposed Rule, CMS solicited comments on potential revisions to these billing rules that could have impacted our ability to bill Medicare directly for our Decipher Prostate, Afirma and Decipher Bladder classifiers, as well as for Prosigna, when performed on specimens collected from hospital outpatients. Although these changes were not finalized, if CMS makes similar changes in the future, it could negatively impact our business.

In addition, we must maintain CLIA compliance and certification to sell our tests and be eligible to bill for diagnostic services provided to Medicare beneficiaries.

If the FDA or foreign authorities regulate those of our tests that they do not currently regulate, we could incur substantial costs and delays associated with trying to obtain premarket clearance, approval or certification.

Clinical laboratory tests have long been subject to comprehensive regulations under CLIA, as well as by applicable state laws. Most clinical diagnostic tests developed and run within a single CLIA-certified clinical laboratory are known as laboratory developed tests or LDTs. While the FDA has historically maintained its authority to regulate LDTs as devices, it has generally exercised enforcement discretion, meaning that it has not required premarket review, quality system/current Good Manufacturing Practice regulations, and other applicable medical device requirements for LDT developers and users. Certain reagents, instruments, software or components manufactured and sold by third parties and used by their customers to manufacture or perform diagnostic tests may be subject to regulation under certain circumstances. We believe that our Decipher Prostate, Afirma and Decipher Bladder classifiers, have been developed and are performed in a manner consistent with the FDA’s enforcement discretion policy concerning LDTs.

In May 2024, the FDA published a final rule to phase out its policy of enforcement discretion over LDTs, and that rule was vacated by a federal district court on March 31, 2025. As part of its current enforcement discretion policy, the FDA could still decide to pursue enforcement action at any time against LDTs that it deems to be violative of its regulations when appropriate.

While there is continued FDA enforcement discretion for our existing LDTs, if the FDA were to determine that Decipher Prostate, Afirma and Decipher Bladder classifiers, or modifications thereof, are not within the scope of the FDA's enforcement discretion policy for LDTs for any reason, including based on rules, regulations, policies or guidance, or due to changes in statute, our existing tests may become subject to extensive FDA requirements, or our business may otherwise be adversely affected and lead to potential adverse effects on our business, prospects, results of operations and financial condition. Furthermore, subject to any changes in regulation, any future Veracyte tests, not currently on market that we later develop and commercialize are likely to be subject to extensive FDA requirements, including potential pre-market review, which may adversely impact our business, prospects, results of operations and financial conditions.

If the FDA or foreign authorities were to require us to seek clearance, approval or certification for our existing LDTs that are not currently cleared, approved, or certified or any of our future products for clinical use, we may not be able to obtain such clearances, approvals or certifications on a timely basis, or at all. If premarket reviews or certifications are required, our business could be negatively impacted if we are required to stop selling our products pending their clearance, approval or certification. In addition, the launch of any new products that we develop or modifications we make to existing products could be delayed by the implementation of FDA or foreign regulations. The cost of complying with premarket review or certification requirements, including obtaining clinical data, could be significant. In addition, any future regulation by the FDA or foreign authorities could subject our business to further regulatory risks and costs.

The FDA has raised potential concerns where companies manufacture and label finished clinical test kits or clinical testing components as “research use only”, or RUO, or “investigational use only”, or IUO, and either knowingly use them or sell them for use in patient care. The FDA has taken the position that if evidence demonstrates that a product which otherwise meets the definition of a regulated medical device is inappropriately labeled as RUO or IUO, the distribution, sale, or use of the product could violate the misbranding or adulteration provisions of the FDC Act. In the EU, the IVDR expressly provides that products intended for RUO are excluded from the scope of the regulation. A product intended for RUO, without any medical purpose or objective, is therefore not considered as an IVD MD, and is not subject to compliance with the IVDR requirements. If any RUO product is integrated into an IVD MD, it must be fully assessed and documented as part of the device and comply with the IVDR. An RUO product on its own may not be used for clinical diagnostic purposes. Depending on the product in question, other regulations may be applicable to the RUO products. Some of the reagents, instruments, software or components obtained by us from suppliers for use in our products are currently labeled by those suppliers as “RUO” or “IUO”. If the FDA or foreign bodies were to determine that any of these reagents, instruments, software or components are improperly labeled as RUO or IUO and undertake enforcement actions, some of our suppliers might cease selling these reagents, instruments, software or components to us or be forced to recall them, and any failure to obtain an acceptable substitute could significantly and adversely affect our business, financial condition and results of operations, including increasing the cost of testing or delaying, limiting or prohibiting the purchase of reagents, instruments, software or components necessary to perform testing. Such actions could also lead the FDA to investigate our purchase and use of supplier products and for the Agency to question whether or not Veracyte has violated the FDC Act, which could have a material adverse affect on our business.

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

Unless an exemption applies, before we begin to label and market some of our products for use as clinical diagnostics in the United States, we are required to obtain clearance from the FDA by submitting a premarket notification under section 510(k) of the FDC Act or 510(k), or approval from the FDA by submitting a premarket approval, or PMA. Alternatively, we may be able to obtain marketing authorization through a De Novo classification process rather than through a PMA for class I or class II devices if the 510(k) pathway is not available. Additionally, we may need to obtain the appropriate marketing clearance, approval, and authorization, as applicable, for any future tests that are offered as LDTs in accordance with the timelines provided in the policies discussed under the heading “If the FDA or other foreign authorities regulate those of our tests that they do not currently regulate, we could incur substantial costs and delays associated with trying to obtain premarket clearance, approval or certification.”

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

Any medical device product for which we obtain marketing authorization, including any tests that are currently offered as LDTs, would be subject to regulatory requirements that would affect how we are able to market and sell the device. The FDC Act and FDA regulations place considerable requirements on medical devices, including, but not limited to, compliance with the quality management system regulation, or QMSR, establishment registration and product listing with the FDA, and compliance with labeling, marketing, complaint handling, medical device reporting requirements, and reporting certain corrections and removals. Obtaining FDA clearance or approval for diagnostics can be expensive and uncertain, generally may take several months to several years, and generally requires detailed and comprehensive scientific and clinical data, as well as compliance with FDA regulations for investigational devices.

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

For instance, all IVD MDs, including our products, placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the IVDR, including the requirement that an IVD MD must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performances intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. To demonstrate compliance with the general safety and performance requirements and other IVDR requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification.

As a general rule, demonstration of conformity of IVD MDs with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence.

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

On April 5, 2017, the IVDR was adopted to establish a modernized and more robust EU legislative framework, with the aim of ensuring better protection of public health and patient safety. Unlike directives, the IVDR does not need to be transposed into national law and therefore reduces the risk of discrepancies in interpretation across the different European markets. The IVDR has increased the regulatory requirements applicable to IVD MDs in the EU and requires that we re-classify and obtain new certificates of conformity for our existing CE-marked IVD MDs subject to transitional provisions of the IVDR, meaning that where such transitional provisions apply, the products can continue to be placed on the market under the IVDD for a certain period of time. Currently Prosigna for use on the nCounter Analysis System is our only product that required recertification, which is currently in progress. For many IVD MDs, the manufacturer used to self-declare the conformity of its products with the essential requirements of the IVDD. Under the IVDR, the majority of IVD MDs now require the intervention of a notified body for conformity assessment depending on the new device classification. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. Depending on the applicable conformity assessment procedure, which is primarily determined by the device’s (risk) classification, the notified body may review the technical documentation, assess the manufacturer’s quality management system and/or carry out additional assessments. If satisfied that the relevant product complies with the IVDR, then the notified body issues a certificate of conformity. The manufacturer may then apply the CE Mark to the device, which allows the device to be placed on the market throughout the EU. Complying with the stricter regulatory requirements of the IVDR, including with respect to clinical evaluation requirements, quality systems, and post-market surveillance, may require us to incur significant expenditures. If we fail to remain in compliance with applicable EU laws, we would be unable to continue to affix the CE mark to our products, which would prevent us from selling them within the EU and European Economic Area, or EEA (which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland), and any other regions that tie their product registrations or regulations to the EU requirements.

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

While the FDA has cleared the Prosigna test for marketing in the United States, and Prosigna is CE marked, which currently permits us to market the test in the EU, and Prosigna has received marketing authorizations in selected other jurisdictions, we intend to seek regulatory authorizations or certifications for Prosigna in other jurisdictions and for IVD tests focused on other indications. We cannot guarantee that the regulatory authorization or certification for Prosigna or other tests will be granted or, if granted, will not be revoked, which could adversely impact our business, financial condition, and operations.

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

We are dependent on third-party platform and technology providers to maintain their platforms and technology in accordance with the requirements of applicable regulatory bodies. We cannot assure investors that we will be successful in obtaining or maintaining regulatory clearances, certifications, approvals, or marketing authorizations of our existing or future tests or technology, including nCounter. If we do not obtain or maintain regulatory clearances, certifications, approvals, or marketing authorizations for existing or future diagnostic kit products or technology, or expand future indications for diagnostic purposes, if additional regulatory limitations are placed on our diagnostic kit products or if we fail to successfully commercialize such products, the market potential for our diagnostic kit products would be constrained, and our business and growth prospects related to our IVD strategy would be adversely affected.

We are subject to ongoing and increasingly extensive regulatory requirements, which may be subject to change, and our failure to comply with these requirements could substantially harm our business.

Certain of our products are regulated as IVD MDs, including Prosigna and the nCounter Analysis System. Accordingly, we and certain of our contract manufacturers are subject to ongoing obligations under the International Organization for Standardization, or ISO, the FDC Act and related FDA regulations, and other statutory and regulatory requirements enforced by other government authorities. These may include routine inspections by notified bodies, the FDA, CMS, and other health authorities, of our manufacturing facilities and our records for compliance with standards such as ISO 13485 and the QMSR, which establish extensive requirements for quality assurance and control as well as manufacturing and change control procedures, among other things. These inspections may include the manufacturing facilities of any suppliers. In the event that a supplier fails to maintain compliance with regulatory or our quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result. We are also subject to other regulatory obligations, such as registration of our company offices and facilities and the listing of our devices with the FDA (and similar listings and certifications in certain other countries); continued adverse event and malfunction reporting; reporting certain corrections and removals; and labeling and promotional requirements.

For example, the FDA has recently finalized a rule to revise the QMSR under 21 CFR Part 820 to more closely align with ISO 13485:2016 but that also includes proposed clarifications and additional definitions and requirements. The revised Part 820 is now titled the Quality Management System Regulation, or QMSR, and device manufacturers must comply with the new QMSR by February 2, 2026. The promotional claims we can make for Prosigna in the United States are limited to the indications for use as cleared by the FDA or outside the United States as authorized or certified by the applicable regulatory authority. If we are not able to maintain regulatory compliance, we may not be permitted to market our medical device products and/or may be subject to enforcement actions by the FDA or other governmental authorities such as the issuance of warning or untitled letters, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution. In addition, we may be subject to similar regulatory regimes of foreign jurisdictions as we continue to commercialize our products in new markets outside of the United States and Europe. Adverse actions in any of these areas could significantly increase our expenses and limit our revenue and profitability.

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

As we expand our portfolio of tests, including into the MRD space, we may also face competition from companies informing treatment decisions such as Natera, Inc., Guardant Health, Inc., Exact Sciences Corporation, Personalis, Myriad Genetics, Neogenomics, Inc., Quest Diagnostics, Billion-To-One, Caris Life Sciences or TempusAI, Inc. However, we believe our primary competition in MRD for MIBC is Natera, Inc. Further, competition could also emerge using alternative samples, such as blood, urine or sputum, as well as tumor naive approaches.

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

We depend on our senior management team, and the loss of one or more of our executive officers, or any inability to attract and retain highly skilled employees and other key personnel in our highly competitive industry, could adversely affect our business.

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

While we manage the overall processing of claims, we rely on third-party providers to ascertain insurance eligibility, obtain prior authorizations, transmit the actual claims to payers based on the specific payer billing format and process payments from approved claims and submit appeals for denied claims. We have agreements governing the activities of our third-party contractors, however we have limited influence over their actual performance. We have previously experienced delays in prior authorizations and claims processing when our third-party provider made changes to its invoicing system, and again when it did not submit claims to payers within the timeframe we require. If prior authorizations and claims are not submitted to payers on a timely basis or are erroneously submitted, we may experience delays in our ability to process these claims, delays in the receipt of payments from payers, or the denial of claims for lack of timely submission. Additionally, if we choose to or are required to switch to a different provider to handle insurance eligibility, prior authorization or claim submissions, we may not be able to enter into arrangements with alternative third parties or do so on commercially reasonable terms or in a time frame acceptable to us. Any such delays or denials would have an adverse effect on our revenue and our business.

If our internal sales force is less successful than anticipated, our business expansion plans could suffer and our ability to generate revenue could be diminished.

Our molecular diagnostic tests and products are sold to providers and laboratories by our direct sales team and through distributors in certain countries. If our internal sales force and distributors are not successful or fail to gain traction among our customers, we may not be able to increase market awareness and sales of our molecular diagnostic tests and products. If we fail to establish our molecular diagnostic tests and products in the marketplace, it could have a negative effect on our ability to sell both current and subsequent molecular diagnostic tests and products, thereby hindering the desired expansion of our business.

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
•scale our laboratory processes and infrastructure to accommodate new tests; and
•build the commercial, regulatory, and compliance infrastructure to market and sell new products.

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

In recent years, there have been numerous advances in technologies relating to diagnostics, particularly diagnostics that are based on genomic information. These advances require us to continuously develop our technology and to work to develop new solutions to keep pace with evolving standards of care. Our solutions could become obsolete unless we continually innovate and expand our product offerings to include new clinical applications. A significant aspect of our business is our investment in development activities, including activities related to the development of new tests and modifications and enhancements to our current tests, including the ongoing development of our LDT and IVD strategies, such as MRD and Prosigna LDT. If we are unable to respond timely to technological, medical and scientific advances or develop new products or to demonstrate the applicability of our products for other diseases, our sales could decline, and our competitive position could be harmed.

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
•the No Surprises Act, which prohibits an out-of-network provider from billing a patient at an amount in excess of the in-network cost sharing for services furnished with respect to a visit at certain in-network healthcare facilities, as well as various state laws restricting balance billing of patients;
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
•the Foreign Corrupt Practices Act of 1977, and other similar anti-bribery and anti-corruption laws, which apply to our business activities;
•in California, the Private Attorneys General Act, or PAGA, which empowers employees to bring representative actions for alleged violations of the California Labor Code. As a California-based employer, we face heightened legal and financial exposure under PAGA, including exposure related to scale and complexity of class actions, statutory PAGA penalties, and compliance and defense burden of such claims;
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

In recent years U.S. Attorneys’ Offices have increased scrutiny of the healthcare industry, as have Congress, the Department of Justice, the Department of Health and Human Services’ Office of the Inspector General and the Department of Defense. These bodies have issued subpoenas and other requests for information to conduct investigations of, and commenced civil and criminal actions against, healthcare companies based on financial arrangements with health-care providers (including physicians and labs), regulatory compliance, product promotional practices and documentation, and coding and billing practices. Whistleblowers have filed numerous qui tam lawsuits against healthcare companies under the federal and state False Claims Acts in recent years, in part because the whistleblower can receive a portion of the government’s recovery under such suits. The scope for whistleblower rewards expanded in 2024 under the Department of Justice’s Corporate Whistleblower Awards Pilot Program, which allows a whistleblower to potentially receive an award for reporting healthcare fraud schemes targeting private insurers not subject to qui tam recovery under the False Claims Act.

Several EU member states have adopted specific anti-gift-type statutory restrictions or regulated payments and transfers of values to healthcare professionals and entities, which further limits commercial practices for medical devices (including IVD MDs). Additionally, several EU member states have adopted national “Sunshine Acts” which impose reporting and transparency requirements (often on an annual basis), similar to the requirements in the United States, on medical device manufacturers.

These laws and regulations are complex and are subject to interpretation by the courts and by government agencies, and it is difficult to ensure that all our employees, agents, contractors, vendors, licensees, partners or collaborators will comply, or have historically complied, with all applicable laws and regulations. If one or more such agencies alleges that we may be in violation of any of these requirements, regardless of the outcome, it could damage our reputation and adversely affect important business relationships with third parties, including managed care organizations and other commercial third-party payers. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to applicable penalties associated with the violation, including civil and criminal penalties, damages and fines, we could be required to refund payments received by us, and we could be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business and our financial results.

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

Our business strategy currently includes international presence and expansion in select countries and may include developing and maintaining physician outreach and education capabilities outside of the United States, establishing agreements with laboratories, and expanding our relationships with international payers. For example, in 2024, we acquired C2i, an oncology diagnostics company based in Tel Aviv, Israel, with global operations. Doing business internationally involves a number of risks, including:

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
•disagreements, challenges, work stoppage, labor shortages, strikes or other labor unrest, and litigation;
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

As part of the C2i Acquisition, we acquired assets and employees based in Israel. As of December 31, 2025, the conflicts in the Middle East have not impacted our operations. Although a ceasefire has been in place since October 2025, the situation remains volatile. The short and long-term implications of the Israel-Hamas war remains difficult to predict at this time, including the intensity, duration, and expansion of the war in other regions in the Middle East. The conflict has the potential to disrupt operations and business continuity, including physical damage or impaired access to Company facilities, offices, or technology and disruptions in access to electricity, gasoline, or water, as well as potential impact on our key employees located in Israel, such as the mobilization of employees who are members of the Israeli military reserves to active duty, disrupted communication with employees and restrictions on movement in areas subject to armed conflict. Additionally, a prolonged conflict may impact the global economy and result in, among other things, increased inflation, supply chain shortages and declines in economic growth. The war may also have the effect of heightening other risks to our business including, but not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; and constraints, volatility, or disruption in the capital markets, any of which could have a material adverse effect on our business and financial condition.

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

We have created and are continuing to create new tests, products and services, many of which are initially based on novel technologies. Our tests and products may contain undetected errors or defects that are not identified until after they are first introduced to the market. As all of our tests, products and services progress, we or others may determine that we made unintended scientific or technological mistakes or omissions. Furthermore, the testing processes utilize a number of complex and sophisticated biochemical, informatics, optical and mechanical processes, many of which are highly sensitive to external factors and variation between testing runs. Refinements to our processes may initially result in unanticipated issues that reduce efficiency or increase variability. In particular, sequencing, which is a key component of these processes, could be inefficient with higher-than-expected variability. This could increase total sequencing costs and reduce the number of samples we can process in a given time period, which may negatively impact customer turnaround time. Additionally, our laboratory operations could result in any number of errors or defects. Our quality assurance system or product development processes may fail to prevent us from inadvertent problems with samples, sample quality, lab processes including sequencing, software, data upload or analysis, raw materials, reagent manufacturing, assay quality or design, or other components or processes. Moreover, our assays may have quality or design errors, and we may have inadequate procedures or instrumentation to process samples, assemble our proprietary primer mixes and commercial materials, upload and analyze data, or otherwise conduct our laboratory operations. Additionally, the marketing, sale and use of our current or future tests could lead to product liability claims if someone were to allege that the tests failed to perform as they were designed or marketed. We may also be subject to liability for errors in the results we provide to physicians or for a misunderstanding of, or inappropriate reliance upon, the information we provide. Our Afirma classifiers are performed on FNA samples that are diagnosed as indeterminate by standard cytopathology review. We report results as benign or suspicious to the prescribing physician. Under certain circumstances, we might report a result as benign that later proves to have been malignant. This could be the result of the physician having poor nodule sampling in collecting the FNA, performing the FNA on a different nodule than the one that is malignant or failure of the classifier to perform as intended. We may also be subject to similar types of claims related to our Decipher Prostate, Prosigna, and Decipher Bladder tests, as well as tests we may develop or acquire in the future, including MRD.

Additionally, with respect to the manufacturing of our IVD test kits, we have addressed and must continue to address any quality issues associated with our products, including in our engineering, design, manufacturing and delivery processes, as well as issues with third-party raw materials or components included in our products or with third-party contract manufacturers. Furthermore, quality and performance issues may increase as we continue to introduce new tests and rapidly scale up manufacturing to meet demand. Although we have established internal procedures to minimize risks that may arise from product quality issues, there can be no assurance that we will be able to eliminate or mitigate occurrences of these issues and associated liabilities.

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

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers, viruses, malware or otherwise breached due to employee error, malfeasance or other activities. Increasingly complex methods have been used in cyberattacks, including ransomware, phishing, structured query language injections, social engineering schemes, distributed denial-of-service attacks, or other emerging technologies, such as advanced forms of AI and quantum computing, and we may be unable to anticipate these techniques or implement adequate preventative measures. In addition, threat actors are increasingly using artificial intelligence and machine learning tools to increase the speed, scale and sophistication of cyberattacks, which may make such attacks more difficult to detect and defend against. The risk of a security breach or disruption has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our information technology systems and those of our third-party providers, strategic partners and other contractors, subcontractors or consultants are also vulnerable to attack and damage or interruption from telecommunications or network failures, natural disasters, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. As a result of the continued hybrid working environment, we and our third-party service providers and partners may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities.

While we are not currently aware of any cybersecurity incidents having occurred that has materially affected us, we and certain of our third-party service providers have been from time to time subject to cyberattacks and security incidents, including several of the types of attacks noted above. Further, the techniques used in cybersecurity attacks or breaches change frequently and often are not recognized until launched against a target. Consequently, we may experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. We can provide no assurance that we or our vendors will be able to detect, prevent or contain the effects of such attacks or other information security risks or threats in the future.

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

Legislation in various countries around the world with regard to cybersecurity, artificial intelligence, privacy and data protection is rapidly expanding and creating a complex compliance environment. We are subject to many federal, state, and foreign laws and regulations, including those related to privacy, rights of publicity, data protection, content regulation, intellectual property, health and safety, competition, protection of minors, consumer protection, employment, and taxation.

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

Following the United Kingdom’s withdrawal from the EEA and the EU, and the expiry of the transition period, companies processing the information of EU data subjects are now required to comply with both the GDPR and the GDPR as incorporated into United Kingdom national law, or UK GPDR. Under the UK GDPR, the Information Commissioner has the ability to separately fine up to the greater of £17.5 million or 4% of global turnover in certain circumstances. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards, but that decision is currently set to expire in December 2031. In June 2025, a new Data Use and Access Bill was passed by the parliament of the United Kingdom and received royal assent, becoming the Data (Use and Access) Act 2025, or the UK Act. The UK Act may have the effect of further altering the similarities between the United Kingdom and the EEA data protection regimes. These developments may lead to additional costs and increase our overall risk exposure.

In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH. Depending on the facts and circumstances, we could be subject to civil and criminal penalties if we obtain, use, or disclose individually identifiable health information that we create, receive, maintain or transmit, including information maintained by a HIPAA-covered entity, in a manner that is not authorized or permitted by HIPAA.

The CCPA established individual privacy rights for California consumers and places increased privacy and data security obligations on entities handling personal information of consumers or households. The CCPA was amended several times after its enactment, most recently by the CPRA, which, as of its effective date of January 1, 2023, gives California residents expanded privacy rights, including the right to opt out of certain personal information sharing, the use of “sensitive personal information,” and the use of personal information for automated decision-making or targeted advertising. The CCPA and CPRA provide for civil penalties and a private right of action for data breaches that are expected to increase data breach litigation. The CCPA and CPRA may increase our compliance costs and potential liability , and it remains unclear what, if any, further amendments will be made to this legislation or how it will be interpreted. Following California, several other states, including Colorado, Connecticut, Delaware, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah, and Virginia have each enacted laws similar to the CCPA/CPRA. The multiple layers of privacy law within the United States could increase our potential liability, increase our compliance costs, and adversely affect our business.

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

Furthermore, the C2i Acquisition included acquiring personal data that may originate from, be processed in, or be transferred to and from, Israel, the EU and other jurisdictions. Our ability to process, use and transfer such personal data may be subject to Israel’s privacy and data protection laws including but not limited to Basic Law: Human Dignity and Liberty, 5752 -1992; the Protection of Privacy Law, 5741-1981 and the regulations promulgated thereunder, or the PPL, and the guidelines of the Israel Privacy Authority. The PPL was most recently amended in August 2024 and took effect in August 2025 as PPL, 5774-2024. Personal data acquired through the C2i Acquisition may be subject to third-party contractual restrictions, as well as privacy and data protection laws in additional jurisdictions. The additional layers of privacy laws in Israel, additional jurisdictions, and contractual requirements increases the complexity of our global data privacy and data protection compliance obligations and risks. This could increase our potential liability, compliance costs, and may adversely affect our business operations.

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

In the EU, the Unified Patent Court, or UPC, has jurisdiction over all unitary and certain European patents in those EU member states that have ratified the Agreement on a Unified Patent Court, or UPCA. However, during the transitional period of seven years from June 1, 2023 (which may be extended), European patents fall within the jurisdiction of both the UPC and national courts, unless they have been validly opted out of the jurisdiction of the UPC. After the transitional period, the UPC will have exclusive jurisdiction over European patents that have not been opted out during the transition period. A decision of the UPC has effect across all UPCA ratifying states in which the unitary or European patent is in force and, in the case of revocation, may invalidate the patent in all such states simultaneously. Our patents that are under the jurisdiction of the UPC may be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all EU member states who had ratified the UPCA at the time of the ruling. As the UPC is a new court system, there is only limited precedent for the court, increasing the uncertainty.

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

Litigation may be necessary for us to enforce our patent and proprietary rights or to determine the scope, coverage, and validity of the intellectual property and proprietary rights of others. We may also in the future initiate or become involved in legal proceedings against a third party to enforce a patent covering their tests, products or services. The outcome of such lawsuits, as well as any other litigation or proceeding, is inherently uncertain and might not be favorable to us. In addition, if we resort to legal proceedings to enforce our intellectual property rights or to determine the validity, scope, and coverage of the intellectual property or other proprietary rights of others, the proceedings may be burdensome and expensive, even if we were to prevail. Any litigation that may be necessary in the future may result in substantial costs and diversion of resources and may have a material adverse effect on our business, operating results or financial condition.

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

We license third-party technology in our existing tests, products and services, and in the future, we may continue to license third-party technology to develop or commercialize new tests, products or services. In return for the use of a third-party’s technology, we often agree to pay the licensor royalties based on sales of our solutions. Royalties are a component of cost of revenue and affect the margins on our solutions.

Our business may suffer if we are unable to enter into the necessary licenses on acceptable or reasonable terms, or at all. The licensing and acquisition of third-party intellectual property rights is a competitive area, and other companies may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These companies may have a competitive advantage over us due to their size, financial resources and greater commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. If platform providers change their fee structure, add fees associated with access to and use of their platform, refuse to grant a license to use the platform, change how we can use the platform, or fail to maintain, support, or secure their platforms in accordance with the requirements of applicable regulatory bodies, we may need to terminate the relationships we have established with such platform providers. Procuring new third-party platform and technology providers may cause disruptions to our business and make it difficult to operate some aspects of our business. Due to certain CPT codes being associated with specific technology platforms, a change in platform may impact our billing activities and reduce our ability to bill for certain CPT codes, which could have an adverse effect on our revenue.

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

We have incurred net losses in the past and may not sustain our level of profitability in the future. As of December 31, 2025, we had net operating loss, or NOL, carryforwards of approximately $561.9 million, $113.3 million and $298.4 million available to reduce future taxable income, if any, for federal, California and other state income tax purposes, respectively. Of the $561.9 million of U.S. federal net operating loss carryforwards, $57.5 million will begin to expire in 2036 while the remainder will carryforward indefinitely. For state purposes, the net operating losses began to expire in 2028. In addition, as of December 31, 2025, we had foreign net operating loss carryforwards of approximately $65.7 million available to reduce future taxable income, if any, for Canadian income tax purposes. The Canada net operating loss carryforwards will begin to expire in 2034. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Acts, or Tax Act, which was enacted in December 2017, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited.

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
•previously established that our board of directors is divided into three classes, with each class serving staggered three-year terms. However, beginning with our annual meeting of stockholders held in 2024, our board of directors is being declassified over a three-year period. Upon election, each class is now subject to an election for a term of one year expiring at the next succeeding annual meeting of stockholders;

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

Our business or financial results may be adversely impacted by uncertain economic conditions, including: regional conflicts globally, turmoil in the global banking and finance system, adverse changes in interest rates, foreign currency exchange rates, tax laws or tax rates; inflation; a recession; the impact of disease outbreak; prolonged government shutdown; geopolitical challenges; trade disputes and other measures that restrict international trade; contraction in the availability of credit in the marketplace due to legislation or other economic conditions, which may potentially impair our ability to access the capital markets on terms acceptable to us or at all; and the effects of government initiatives to manage economic conditions. Many of the countries in which we operate, including the United States and those in Europe, have experienced and continue to experience uncertain economic conditions, including persistent inflation and volatile interest rates, resulting from global as well as local factors. For example, the war in Ukraine and the conflict in the Middle East have caused disruptions of the global supply chain and energy markets, and other ongoing implications of the wars may be difficult to predict and prepare for, including as it relates to our site in Haifa, Israel. The wars as well as actions taken by other countries, including new and stricter sanctions imposed by the United States and the European Union, and other countries and companies and organizations, could adversely affect the global economy and financial markets and thus could affect our business and results of operations, as well as the price of our common stock and our ability to raise additional capital when needed on acceptable terms.

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

In addition, we perform all of the Afirma genomic classifier testing at our laboratory in South San Francisco, California, near major earthquake faults known for seismic activity and in a region affected by wildfires. We perform our urology tests in our laboratory in San Diego, California in a region affected by wildfires and seismic activity. Our laboratory in Austin, Texas accepts and stores the majority of our Afirma FNA samples pending transfer to our California laboratory for genomic test processing.

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

We are subject to income taxes in the United States and various foreign jurisdictions. Our effective tax rate may be lower or higher than experienced in the past due to numerous factors, including a change in the mix of our revenue from country to country, the establishment or release of valuation allowances against our deferred tax assets, and changes in tax laws. In addition, we have recorded gross unrecognized tax benefits in our consolidated financial statements that, if recognized, would impact our effective tax rate. We are subject to tax audits in various jurisdictions, including the United States, and tax authorities may disagree with certain positions we have taken and assess additional taxes. There can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes could have a material impact on our net income or financial condition. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could have an adverse effect on our business and results of operations. We recognize deferred tax assets when the tax benefit is considered to be more likely than not of being realized; otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates based on historical income, projected future income, the expected timing of the reversals of existing temporary differences, the implementation of tax-planning strategies and the application of specific tax laws in each jurisdiction. Changes in these estimates or assumptions, including changes in future profitability or taxable income, could result in the establishment, increase, or reversal of valuation allowances. Given our current earnings, we believe that, within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a portion of the valuation allowance recorded against the deferred tax assets held may be reversed. A reversal would result in an income tax benefit for the quarterly and annual period in which we determine to release the valuation allowance. The impact of releasing some or all of such valuation allowance in a future period could be material in the period in which such release occurs. However, the exact timing and amount of a valuation allowance release are subject to change on the basis of the level of profitability that we actually achieve. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted.

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

There is a focus from certain investors, employees, regulators and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance, or ESG, matters. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to corporate responsibility are inadequate. In addition, corporate responsibility criteria with respect to ESG could change, which could result in greater expectations of us and cause us to undertake more costly initiatives to satisfy such new criteria. For example, in 2023, California passed new climate bills governing disclosure of climate house gas emissions data, climate-related financial risks, and details around emissions-related claims and carbon offsets. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate and we may be subject to fines from regulatory authorities and may harm our reputation. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies. If we fail to implement sufficient oversight or accurately capture and disclose on environmental matters, our reputation, business, operating results and financial condition may be materially adversely affected.

Furthermore, if our competitors’ corporate social responsibility performance is perceived to be better than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, employees and other stakeholders or our initiatives are not executed as planned, our reputation and business, results of operations, and financial condition could be adversely affected. In addition, in recent years “anti-ESG” sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions, and the current administration having issued an executive order opposing diversity equity and inclusion (“DEI”) initiatives in the private sector. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in us facing additional compliance obligations, becoming the subject of investigations and enforcement actions, or sustaining reputational harm.

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

Our CIO brings more than 20 years of information and operational leadership experience in the life sciences and technology industries to his role at Veracyte. He holds a B.B.A. and an M.B.A from the University of San Diego. Our VP, Global IT Operations oversees IT operations for all sites globally, and has more than 20 years of experience. He holds an M.S. in Business Technology Management, and a B.S. in Computer Applications and Networks from Coleman University. Our Director of Cybersecurity has over 25 years of experience in enhancing digital security and driving technological innovation. He holds a B.Sc. (Honors) in Computer Information Systems from the National University along with several industry related Cybersecurity certifications.

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

ITEM 2.    PROPERTIES

We lease office and laboratory facilities in South San Francisco (approximately 65,700 square feet) and San Diego (approximately 50,900 square feet), California; and Austin, Texas (approximately 10,400 square feet). We believe our facilities are in good condition and adequate for their current use. We may expand or improve our current facilities or add additional facilities as appropriate to meet the needs of our operations.

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

Holders of Record

As of February 20, 2026, there were 15 holders of record of our common stock. Because many of our shares of common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our commons stock represented by these holders of record.

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

	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Veracyte, Inc.	$100	$84	$48	$56	$81	$86
Nasdaq Global Market Index	$100	$121	$81	$116	$150	$180
Nasdaq Biotechnology Index	$100	$100	$90	$94	$93	$125

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

Overview

We are a global diagnostics company that empowers clinicians with the high-value insights they need to guide and assure patients at pivotal moments in the race to diagnose and treat cancer. Our high-performing tests enable clinicians to make more confident diagnostic, prognostic and predictive treatment decisions. Insights from these tests help patients avoid unnecessary procedures and interventions and accelerate time to appropriate treatment, thereby improving outcomes for patients across our global markets.
In the United States, we currently offer tests in prostate cancer (Decipher Prostate), thyroid cancer (Afirma), breast cancer (Prosigna) and bladder cancer (Decipher Bladder). In addition, we are planning to offer our Prosigna test for breast cancer as an LDT in 2026.
We serve global markets with two complementary models. In the United States, we offer LDTs through our centralized CLIA certified laboratories in South San Francisco and San Diego, California, supported by our cytopathology expertise in Austin, Texas. Additionally, outside of the United States, we provide IVD tests to patients through distribution to laboratories and hospitals that can perform the tests locally. Our international distribution of IVDs is currently focused on our Prosigna test and, in the future, we intend to offer Decipher Prostate as an IVD test. We believe our broad menu of advanced diagnostic tests, combined with our ability to deliver them globally, differentiates us in the diagnostics industry.
We are aiming to expand our role across the cancer continuum with the addition of our minimal residual disease, or MRD platform, TrueMRD, and our assays. This will broaden our portfolio of tests to help monitor the success of a therapeutic or surgical intervention and support the determination of the best course of action for each patient.

Macroeconomic Factors

Recent macroeconomic factors, such as interest rate fluctuations and inflation in the United States and other markets, evolving international trade policies and government actions relating to tariffs, as well as volatility in the global banking and finance systems, geopolitical challenges and other measures that restrict international trade, have resulted in volatility in the capital and credit markets globally. Moreover, the continued fluctuation and reduced valuation of the U.S. dollar compared to other currencies has impacted and may continue to impact our results of operations. We intend to continue to monitor macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions as appropriate. In addition, regional conflicts like those between Russia and Ukraine and in Israel may adversely impact our business and operating results. Finally, the ongoing conflict in the Middle East and related political, military and security conditions in and around Israel may disrupt our Israel business operations and employees that we acquired through the C2i Acquisition.

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
•the time it takes us or our customers to perform our tests and report the results, including as a result of supply chain challenges (including quality and supply of single-source reagents and consumables);
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

New Product Development

A significant aspect of our business is our investment in development activities, including activities related to the development of new tests and modifications and enhancements to our current tests, including the ongoing development of our Prosigna LDT, MRD and IVD strategies. In addition to these development activities, we also perform clinical evidence studies which are critical to gaining clinician adoption of our tests, driving favorable coverage decisions by payers, as well as gaining guideline inclusion for such tests.

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

Product Revenue

Our product revenue consists primarily of international sales of the Prosigna breast cancer IVD and related diagnostic kits, and services. We recognize product revenue when control of the promised goods is transferred to our customers, in an amount that reflects the consideration expected to be received in exchange for those products. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer, either on its own or together with other resources that are readily available to the customer, and is separately identified in the contract. Performance obligations are considered satisfied once we have transferred control of a product to the customer, meaning the customer has the ability to use and obtain the benefit of the product. We recognize product revenue for satisfied performance obligations only when there are no uncertainties regarding payment terms or transfer of control. Shipping and handling costs incurred for product shipments are charged to our customers and included in product revenue. Revenue is presented net of the taxes that are collected from customers and remitted to government authorities.

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

Financial Overview

Revenue

Through December 31, 2025, we derived the majority of our revenue as testing revenue from the sale of Decipher Prostate and Afirma tests, delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of cash collection from the third-party payer and individual patients. Third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows for the years presented:

	Year Ended December 31,
	2025	2024	2023
Medicare	33%	31%	31%
UnitedHealthcare	14%	13%	11%
	47%	44%	42%

In the above table, Medicare Advantage plans are included with their associated private payer amounts and Medicare amounts do not include Medicare Advantage.

Cost of Testing Revenue

The components of our cost of testing revenue are sample collection kit costs, reagent expenses, compensation expense, license fees and royalties, depreciation, other expenses such as equipment and laboratory supplies, and allocations of facility and information technology expenses. We expect cost of testing revenue in absolute dollars to increase as the number of tests we perform increases. However, we expect that the cost per test will decrease over time due to leveraging fixed costs, efficiencies we may gain as test volume increases and process enhancements such as automation, implementation of new technologies and other cost reductions. As we introduce new tests, initially our cost per test will be high as we expect to run suboptimal batch sizes, quality control batches, test batches, registry samples, and generally incur costs that may suppress or reduce gross margins. This will disproportionately increase our aggregate cost of testing revenue until we achieve processing efficiencies.

Cost of Product Revenue

Our cost of product revenue consists primarily of costs of diagnostic kit components and reagents, labor, delivery costs and royalties for licensed technologies included in our products. Subsequent to the restructuring proceedings affecting Veracyte SAS in August 2025, the costs of diagnostic kit components and reagents and labor costs are paid to a third-party contract manufacturer. As our Prosigna test kits are sold in various configurations with different numbers of tests, our product cost per test will continue to vary based on the specific kit configuration purchased by customers.

Cost of Biopharmaceutical and Other Revenue

Our cost of biopharmaceutical and other revenue consists of costs of performing activities under arrangements that require us to license or provide access to our assets or laboratory testing services, as well as costs incurred in providing contracted research and development and manufacturing activities. These costs are mainly composed of compensation, manufacturing and laboratory supplies, and pass-through costs. Following the restructuring proceedings affecting Veracyte SAS in August 2025, the Company no longer performs contract research, development and manufacturing services.

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

Research and Development

Research and development expenses primarily include compensation expense, direct research and development expenses such as laboratory supplies and costs associated with setting up and conducting clinical studies at domestic and international sites, professional fees, depreciation and amortization, other miscellaneous expenses and allocation of facility and information technology expenses. Further, research and development expenses include costs to collect clinical samples and conduct clinical studies to develop and support our products and pipeline, as well as develop future technology. We expense all research and development costs in the periods in which they are incurred. We incurred a majority of our research and development expenses in the year ended December 31, 2025 in support of our early-stage products, support for the development and validation of our MRD tests, as well as our Prosigna LDT test, the development of new IVD products and discovery. Going forward, we expect to incur significant expense as we invest in the continued development of our innovation engine, early-stage products including our MRD tests, required clinical studies and the development of current IVD tests.

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

Other Income (Loss), Net

Other income (loss), net consists primarily of interest income from our cash held in interest bearing accounts, realized and unrealized gains and losses on foreign currency transactions, and, prior to the restructuring proceedings affecting Veracyte SAS in August 2025, French tax credits, as well as loss on deconsolidation of Veracyte SAS.

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

Testing Revenue

We recognize revenue from the sale of our tests performed for customers, including patients and institutions, at the time test results are reported to physicians. Most tests requested by customers are sold without a written agreement; however, we determine that an implied contract exists with our customers for whom a physician will order the test. We identify each sale of our test to a customer as a single performance obligation. A stated contract price does not exist and the transaction price for each implied contract with our customer represents variable consideration. We estimate the variable consideration under the portfolio approach and consider the historical reimbursement data from third-party commercial and governmental payers and patients, as well as known or anticipated reimbursement trends not reflected in the historical data. We monitor the estimated amount to be collected in the portfolio at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Both the estimate and any subsequent revision contain uncertainty and require the use of significant judgment in the estimation of the variable consideration and application of the constraint for such variable consideration. We analyze actual cash collections over the expected reimbursement period and compare it with the estimated variable consideration for each payer group and any difference is recognized as an adjustment to estimated revenue after the expected reimbursement period, subject to assessment of the risk of future revenue reversal.

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

Intangible Assets and Other Long-Lived Assets — Impairment Assessment

We test our intangible assets and other long-lived assets for impairment on an annual basis and we perform regular reviews to determine if any event has occurred that may indicate that the carrying values of our intangible assets with finite lives and other long-lived assets are impaired. If indicators of impairment exist, we assess the recoverability of the affected assets by determining whether their carrying amounts exceed their undiscounted expected future cash flows. If the affected assets are not recoverable, we estimate the fair value of the assets and record an impairment loss if the carrying value exceeds the fair value. Factors that may indicate potential impairment include significant changes in the ability of an asset to generate positive cash flows and the pattern of utilization of a particular asset.

Goodwill

Goodwill is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate that it may be impaired. Our goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. We have determined that we operate in a single segment and have a single reporting unit associated with the development and commercialization of diagnostic products. In the event we determine that it is more likely than not the carrying value of the reporting unit is higher than its fair value, quantitative testing is performed comparing recorded values to estimated fair values. If impairment is present, the impairment loss is measured as the excess of the recorded goodwill over its implied fair value. We perform our annual evaluation of goodwill during the fourth quarter of each fiscal year. There was no impairment recognized during the years ended December 31, 2025, 2024, or 2023.

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

Supplies and Inventory

Supplies consists of materials and reagents consumed in the performance of testing services. Inventory consists of finished and semi-finished goods used in the assembly of diagnostic kits related to product sales as well as raw materials consumed in the contract manufacturing process. Subsequent to the restructuring proceedings affecting Veracyte SAS in August 2025, the Company no longer maintains inventory associated with product sales or contract manufacturing. Inventory is stated at the lower of cost or net realizable value on a weighted average basis. We periodically analyze supply and inventory levels and expiration dates, and write down supply or inventory that has become obsolete, that has a cost basis in excess of its net realizable value, or in excess of expected sales requirements as cost of revenue. We record an allowance for excess or obsolete supplies and inventory using an estimate based on historical trends and evaluation of near-term expirations.

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

Foreign Currency Translation

The functional currency of our foreign subsidiary, C2i Genomics, Ltd., is the Israeli Shekel. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using the exchange rates at the balance sheet date. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Revenue and expenses from our foreign subsidiary are translated using the monthly average exchange rates in effect during the period in which the transactions occur. Foreign currency transaction gains and losses are recorded in other income (loss), net, on the consolidated statements of operations.

Comprehensive Income (Loss)

Comprehensive income (loss) is the change in stockholders’ equity from transactions and other events and circumstances other than those resulting from investments by stockholders and distributions to stockholders. Our comprehensive income (loss) includes our net income (loss) and gains and losses from the foreign currency translation of the assets and liabilities of our foreign subsidiary.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024 (in thousands of dollars, except percentages and test volume)

	Year Ended December 31,
	2025	Change	%	2024
Revenue:
Testing revenue	$493,154	$74,193	18%	$418,961
Product revenue	14,327	677	5%	13,650
Biopharmaceutical and other revenue	9,664	(3,489)	(27)%	13,153
Total revenue	517,145	71,381	16%	445,764
Cost of revenue:
Cost of testing revenue	127,562	12,989	11%	114,573
Cost of product revenue	8,807	(303)	(3)%	9,110
Cost of biopharmaceutical and other revenue	7,578	(4,806)	(39)%	12,384
Intangible asset amortization - cost of revenue	10,666	(886)	(8)%	11,552
Total cost of revenue	154,613	6,994	5%	147,619
Gross profit	362,532	64,387	22%	298,145
Operating expenses:
Research and development	70,814	1,520	2%	69,294
Selling and marketing	100,165	4,731	5%	95,434
General and administrative	110,784	174	—%	110,610
Impairment of assets	20,505	17,137	509%	3,368
Intangible asset amortization - operating expenses	2,487	(810)	(25)%	3,297
Total operating expenses	304,755	22,752	8%	282,003
Income (loss) from operations	57,777	41,635	258%	16,142
Other income, net	10,424	822	9%	9,602
Income (loss) before income taxes	68,201	42,457	165%	25,744
Income tax provision (benefit)	1,848	242	15%	1,606
Net income (loss)	$66,353	$42,215	175%	$24,138
Other Operating Data:
Diagnostic tests reported	169,714	26,789	19%	142,925
Product tests sold	9,814	(11)	—%	9,825
Total test volume	179,528	26,778	18%	152,750

Depreciation and amortization expense	$21,415	$(2,044)	(9)%	$23,459
Stock-based compensation expense	$43,601	$7,352	20%	$36,249

Revenue

Revenue increased $71.4 million, or 16%, for the year ended December 31, 2025 compared to 2024. This was primarily due to a $74.2 million increase in testing revenue driven by a 19% volume increase and a $0.7 million increase in our product revenue, partially offset by a $3.5 million decrease in our Biopharmaceutical and other revenue.

Testing revenue increased by $74.2 million, or 18%, driven by a $66.7 million increase in Decipher revenue and a $13.7 million increase in Afirma revenue. Testing volume increased by 19%, driven by Decipher volume growing to approximately 102,000 tests, representing a year-over-year growth of 27%, additionally Afirma volume grew to approximately 67,700 tests or 11% growth over prior year.

Product revenue increased $0.7 million, or 5%, for the year ended December 31, 2025 compared to 2024, driven primarily by improved average selling price per test.

Biopharmaceutical and other revenue decreased by $3.5 million for the year ended December 31, 2025 compared to 2024, due to the decrease in the business conducted in France given the restructuring proceedings affecting Veracyte SAS in August 2025.

Comparison of revenue for the years ended December 31, 2024 and 2023 is included in Item 7 of Part II of the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 28, 2025.

Cost of revenue

Comparison of the years ended December 31, 2025 and 2024 was as follows (in thousands of dollars, except percentages):

	Year Ended December 31,
	2025	Change	%	2024
Cost of testing revenue:
Laboratory supplies and reagents expense	$57,284	$2,906	5%	$54,378
Sample collection expense	12,436	(1,432)	(10)%	13,868
Compensation expense	24,611	2,219	10%	22,392
Cytopathology services	6,326	395	7%	5,931
Depreciation and amortization	2,131	483	29%	1,648
Other expenses	11,198	6,630	145%	4,568
Allocations	13,576	1,788	15%	11,788
Total	$127,562	$12,989	11%	$114,573

Cost of product revenue:
Product costs	$3,787	$418	12%	$3,369
License fees and royalties	1,206	(57)	(5)%	1,263
Depreciation and amortization	542	(795)	(59)%	1,337
Other expenses	2,806	328	13%	2,478
Allocations	466	(197)	(30)%	663
Total	$8,807	$(303)	(3)%	$9,110

Cost of biopharmaceutical and other revenue:
Compensation expense	$3,320	$(2,695)	(45)%	$6,015
License fees and royalties	—	(150)	(100)%	150
Depreciation and amortization	117	(95)	(45)%	212
Other expenses	3,216	(785)	(20)%	4,001
Allocations	925	(1,081)	(54)%	2,006
Total	$7,578	$(4,806)	(39)%	$12,384

Cost of testing revenue increased $13.0 million, or 11%, for the year ended December 31, 2025, compared to 2024. The increase in cost of testing revenue was due to increased volume in testing, higher staffing to support higher volume and the build out of infrastructure related to current and future growth expectations, primarily related to Decipher Prostate and Afirma tests, partially offset by lab efficiencies.

Cost of product revenue is primarily related to sales of Prosigna test kits. Cost of product revenue decreased $0.3 million, or 3%, for the year ended December 31, 2025 compared to the same period in 2024.

Cost of biopharmaceutical and other revenue includes labor costs, laboratory supplies and pass-through expenses incurred. Cost of biopharmaceutical and other revenue decreased by $4.8 million driven by the decrease in biopharmaceutical services, as well as contract development and manufacturing services projects, prior to the ultimate deconsolidation of Veracyte SAS in August 2025.

Comparison of cost of revenue for the years ended December 31, 2024 and 2023 are included in Item 7 of Part II of the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 28, 2025.

Research and development

Comparison of the years ended December 31, 2025 and 2024 was as follows (in thousands of dollars, except percentages):

	Year Ended December 31,
	2025	Change	%	2024
Research and development expense
Compensation expense	$37,784	$716	2%	$37,068
Direct research and development expense	16,596	(2,641)	(14)%	19,237
Depreciation and amortization	1,647	371	29%	1,276
Other expenses	6,845	1,876	38%	4,969
Allocations	7,942	1,198	18%	6,744
Total	$70,814	$1,520	2%	$69,294

Research and development expense increased $1.5 million, or 2%, for the year ended December 31, 2025 compared to 2024. The increase is primarily due to annual compensation expense and our allocated costs from general and administrative expenses. Spend supporting direct research and product development expense related to our ongoing development costs for our CLIA tests and MRD strategies increased but was offset by the impact of the deconsolidation of Veracyte SAS in August 2025.

Comparison of research and development expense for the years ended December 31, 2024 and 2023 are included in Item 7 of Part II of the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 28, 2025.

Selling and marketing

Comparison of the years ended December 31, 2025 and 2024 was as follows (in thousands of dollars, except percentages):

	Year Ended December 31,
	2025	Change	%	2024
Selling and marketing expense:
Compensation expense	$69,209	$1,547	2%	$67,662
Direct marketing expense	5,563	(720)	(11)%	6,283
Other expenses	14,943	1,455	11%	13,488
Allocations	10,450	2,449	31%	8,001
Total	$100,165	$4,731	5%	$95,434

Selling and marketing expense increased $4.7 million, or 5%, for the year ended December 31, 2025 compared to 2024. The increase in compensation and other expense was primarily due to annual merit increases and headcount additions, offset in part by the reduction of Envisia sales support in 2024 and associated restructuring costs. Direct marketing expense decreased primarily due to decreased trade show events due to the deconsolidation of Veracyte SAS in August 2025.

Comparison of selling and marketing expense for the years ended December 31, 2024 and 2023 are included in Item 7 of Part II of the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 28, 2025.

General and administrative

Comparison of the years ended December 31, 2025 and 2024 was as follows (in thousands of dollars, except percentages):

	Year Ended December 31,
	2025	Change	%	2024
General and administrative expense:
Compensation expense	$82,909	$8,094	11%	$74,815
Professional fees	42,299	11,903	39%	30,396
Information technology expense	14,777	2,513	20%	12,264
Occupancy costs	10,980	542	5%	10,438
Depreciation and amortization	3,774	(318)	(8)%	4,092
Contingent consideration	(15,294)	(17,461)	(806)%	2,167
Other expenses	4,698	(942)	(17)%	5,640
Allocations	(33,359)	(4,157)	14%	(29,202)
Total	$110,784	$174	—%	$110,610

General and administrative expense increased $0.2 million, for the year ended December 31, 2025 compared to 2024. Professional fees increased $11.9 million primarily due to fees related to the Veracyte SAS collective proceedings petition filing and other consulting spend. Compensation expense increased primarily due to annual merit increases, additional headcount and higher stock-based compensation, partially offset by the prior year expense related to the voluntary exits of Veracyte SAS employees in connection with the deconsolidation of Veracyte SAS in August 2025. Information technology and occupancy expenses increased primarily due to additional cloud infrastructure supporting our MRD platform, TrueMRD, and infrastructure development for our order-to-cash operations. Contingent consideration decreased $17.5 million due to the revaluation of contingent consideration related to the acquisitions of C2i and nCounter diagnostic rights. General and administrative expenses related to occupancy costs and information technology costs are allocated to general and administrative expense, selling and marketing expense, research and development expense, and cost of revenue based on the headcount and employee location.

Comparison of general and administrative expense for the years ended December 31, 2024 and 2023 are included in Item 7 of Part II of the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 28, 2025.

Impairment of assets

On July 16, 2025, the Marseille Commercial Court published a decision approving the divestiture of the contract manufacturing portion of our French subsidiary, Veracyte SAS, to Helio Diagnostics SAS, effective August 1, 2025. The remaining assets of Veracyte SAS will be managed by the judicial administrator until such time that the Marseille Commercial Court appoints a judicial liquidator to solely initiate and manage final liquidation proceedings. Effective August 1, 2025, we ceased to have a controlling interest in Veracyte SAS. As we began judicial restructuring proceedings affecting Veracyte SAS with the Marseille Commercial Court in the second quarter of 2025, we evaluated whether the associated assets of Veracyte SAS were impaired. We concluded, during the second quarter of 2025, that the long-lived assets of the Veracyte SAS asset group were not recoverable. As a result, we recorded a $20.5 million non-cash impairment charge during the year ended December 31, 2025 primarily related to the Company's right-of-use assets; property, plant, and equipment; and certain tax credits.

Impairment of assets during the year ended December 31, 2024 was $3.4 million primarily from impairment charges associated with the HalioDx developed technology, customer relationships and customer backlog finite-lived intangible assets and impairment of right-of-use asset in relation to exiting the C2i facility in Watertown, Massachusetts.

Comparison of impairment of long-lived assets expense for the years ended December 31, 2024 and 2023 are included in Item 7 of Part II of the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 28, 2025.

Other income, net

Other income, net, increased $0.8 million for the year ended December 31, 2025 compared to 2024, primarily due to an increase of $6.0 million due to foreign currency revaluation and an increase of $1.6 million of interest and dividend income, partially offset by a loss of $6.7 million due to the deconsolidation of Veracyte SAS.

Comparison of Other income, net, for the years ended December 31, 2024 and 2023 are included in Item 7 of Part II of the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 28, 2025.

Income tax expense

We recorded income tax expense of $1.8 million and $1.6 million for the years ended December 31, 2025 and 2024, respectively.

Given our current earnings, we believe that, within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a portion of the valuation allowance recorded against the deferred tax assets held may be reversed. A reversal would result in an income tax benefit for the quarterly and annual period in which we determine to release the valuation allowance. However, the exact timing and amount of a valuation allowance release are subject to change on the basis of the level of profitability that we actually achieve.

On July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was signed into law. The legislation includes a broad range of tax reform provisions affecting businesses including, but not limited to, the reinstatement of 100% bonus depreciation, immediate expensing of domestic research and development costs, and revisions to the U.S. taxation of profits derived from international operations. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have assessed the effects of the new tax legislation, including immediate expensing of domestic research and development expenditures, and the results have been reflected in the Form 10-K for the year ended December 31, 2025.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents and short-term investments of $412.9 million. During 2025, our cash and cash equivalents and short-term investments increased by $123.4 million. Historically, we have obtained financing primarily through sales of our equity securities. Beginning in 2023, our operations have been financed primarily by cash flows generated by our revenue. For the year ended December 31, 2025, we had net income of $66.4 million, but we may not sustain profitability in the future. As of December 31, 2025, we had an accumulated deficit of $377.6 million.

We expect to continue to generate cash and our near- and longer-term liquidity requirements will continue to consist of costs to run our laboratories, research and development expenses, selling and marketing expenses, general and administrative expenses, working capital, capital expenditures, lease obligations, and general corporate expenses associated with the growth of our business. However, we may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to generate cash flows from our revenue to finance our cash requirements, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. If we are not able to secure additional financing when needed, or on terms that are favorable to us, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives, or forgo potential acquisitions or investments. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to us. Moreover, any instability in the global credit markets or the banking system may impact our liquidity both in the short term and long term.

Our material cash requirements include the following obligations:

Operating Leases

We lease office and laboratory facilities in the United States, including in South San Francisco and San Diego, California and Austin, Texas, and lease certain equipment under various non-cancelable lease agreements. Effective August 2025, in connection with the restructuring proceeding in Veracyte SAS, we no longer had any responsibility related to the lease in Marseille, France. The lease terms of our leases as of December 31, 2025 extend to March 2040 and contain extension of lease term and expansion options. As of December 31, 2025, the leases have a weighted average remaining lease term of 11.2 years and total future minimum lease payments of $72.8 million.

Supplies Purchase Commitments

Non-cancelable purchase commitments totaled approximately $44.0 million as of December 31, 2025.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2025, 2024 and 2023 (in thousands of dollars):

	Years Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$136,307	$75,096	$44,222
Net cash (used in) provided by investing activities	(9,209)	(56,275)	15,112
Net cash (used in) provided by financing activities	(4,222)	4,904	2,837

Cash Flows from Operating Activities

Cash provided by operating activities for the year ended December 31, 2025 was $136.3 million. The net income of $66.4 million includes non-cash charges of $43.6 million of stock-based compensation expense, $21.4 million of depreciation and amortization, of which $13.2 million was related to intangible asset amortization, $20.5 million tied to the impairment of long-lived assets, $15.3 million from the revaluation of contingent consideration, and non-cash lease expense of $3.0 million.

Cash used as a result of changes in operating assets and liabilities was $2.3 million, primarily comprising a decrease in operating lease liability of $2.5 million, an increase in prepaid expense and other current assets of $2.1 million, an increase in supplies and inventory of $2.9 million, a decrease in accounts payable of $1.0 million, and an increase in accounts receivable of $0.7 million, partially offset by an increase in accrued liabilities of $6.3 million and a decrease in other assets of $0.5 million.

Cash provided by operating activities for the year ended December 31, 2024 was $75.1 million. The net income of $24.1 million includes non-cash charges of $36.2 million of stock-based compensation expense, $23.5 million of depreciation and amortization, of which $14.8 million was related to intangible asset amortization, $3.4 million tied to the impairment of long-lived assets, $2.2 million from the revaluation of contingent consideration, and non-cash lease expense of $5.0 million. Cash used as a result of changes in operating assets and liabilities was $21.0 million, primarily comprising an increase in accounts receivable of $6.4 million, an increase in supplies and inventory of $5.9 million, a decrease in operating lease liability of $5.4 million, a decrease in accounts payable of $4.3 million, an increase in other assets of $1.2 million, and an increase in prepaid expense and other current assets of $1.3 million, partially offset by an increase in accrued liabilities of $3.5 million.

Cash provided by operating activities for the year ended December 31, 2023 was $44.2 million. The net loss of $74.4 million includes non-cash charges of $68.3 million tied to the impairment of long-lived assets, $33.1 million of stock-based compensation expense, $27.2 million of depreciation and amortization, of which $20.6 million was related to intangible asset amortization, $5.4 million from the revaluation of contingent consideration, and non-cash lease expense of $4.2 million. Cash used as a result of changes in operating assets and liabilities was $3.7 million, primarily comprising a decrease in operating lease liability of $4.3 million, an increase in supplies and inventory of $1.7 million, a decrease in accrued liabilities of $0.7 million, an increase in prepaid expense and other current assets of $0.5 million, and an increase in other assets of $0.3 million, partially offset by a decrease in accounts receivable of $3.9 million.

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2025 was $9.2 million consisting of $9.7 million used in the acquisition of property and equipment, partially offset by net proceeds of $150.0 million from the purchase and maturity of short-term investments.

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

Cash Flows from Financing Activities

Cash used in financing activities for the year ended December 31, 2025 was $4.2 million, consisting of $18.3 million in tax payments during the period related to the vesting of restricted stock units granted to employees, partially offset by $14.1 million in proceeds from the exercise of options to purchase our common stock and purchase of stock under our Employee Stock Purchase Plan, or ESPP.

Cash provided by financing activities for the year ended December 31, 2024 was $4.9 million, consisting of $20.0 million in proceeds from the exercise of options to purchase our common stock and purchase of stock under our ESPP, partially offset by $10.6 million in tax payments during the period related to the vesting of restricted stock units granted to employees and $4.5 million in payment of contingent consideration.

Cash provided by financing activities for the year ended December 31, 2023 was $2.8 million, consisting of $9.6 million in proceeds from the exercise of options to purchase our common stock and purchase of stock under our ESPP, partially offset by $6.7 million in tax payments during the period related to the vesting of restricted stock units granted to employees.

Recently issued accounting pronouncements

For a discussion of recent accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, in the notes to our audited consolidated financial statements included elsewhere in this report.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents and short-term investments of $412.9 million as of December 31, 2025 which consisted of bank deposits, money market funds and United States treasury securities. Such interest-bearing instruments carry a degree of risk; however, as of December 31, 2025, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements. This analysis is based on a sensitivity model that measures market value changes when changes in interest rates occur. Any realized gains or losses resulting from such interest rate changes and from the current unrealized gains or losses would only occur if we sold the investments prior to maturity. We do not enter into investments for trading purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Foreign Currency Risk

As of December 31, 2025, we held $1.5 million of bank deposits denominated in Euros. Such Euro denominated deposits carry a degree of risk from changes in currency exchange rates as the gains or losses from changes in exchange rates are included in our net income (loss) and comprehensive income (loss). As of December 31, 2025 a hypothetical 10% appreciation or depreciation of the U.S. dollar relative to the Euro would not have had a material impact on our consolidated financial statements. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency risk.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Veracyte, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Veracyte, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Veracyte, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

Revenue from testing
Description of the Matter
During the year ended December 31, 2025, the Company’s revenue from testing was approximately $493.2 million. As discussed in Note 2, the Company’s testing revenue is recognized upon the delivery of test results to the physician. As most tests requested by customers are sold based on a physician requisition form without further written terms and conditions, the Company determined an implied contract exists with its customers and estimates variable consideration to be received for the services. Management estimates variable consideration based on historical reimbursement data from third-party commercial and governmental payers and patients, as well as known or anticipated reimbursement trends not reflected in historical data.

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

Our audit procedures included, among others, evaluating the methodology used, understanding and testing the significant assumptions described above, and testing the underlying data used by the Company, including the completeness and accuracy of historical data. We compared the significant assumptions and inputs used by management to the Company’s third-party payer collection trends and other relevant factors. We tested historical cash receipts from payers by test type used in the estimate by agreeing selections to supporting documentation such as physician requisition, cash collected and proof of delivery, as applicable. We also assessed and tested management’s review of differences between prior period reimbursement rates and actual cash collections and evaluated how those differences were factored into management’s estimate of current period reimbursement rates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

San Diego, California
February 26, 2026

VERACYTE, INC.

Consolidated Balance Sheets

(in thousands, except share and par value amounts)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$362,578	$239,087
Short-term investments	50,311	50,354
Accounts receivable	44,660	46,525
Supplies and inventory	20,546	21,750
Prepaid expenses and other current assets	10,281	14,551
Total current assets	488,376	372,267
Property, plant and equipment, net	22,192	22,953
Right-of-use assets, operating leases	36,599	48,189
Intangible assets, net	89,148	102,301
Goodwill	767,154	745,800
Restricted cash	1,648	1,544
Other assets	902	6,981
Total assets	$1,406,019	$1,300,035
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,593	$8,634
Accrued liabilities	48,801	43,826
Current portion of deferred revenue	1,160	1,673
Current portion of acquisition-related contingent consideration	1,332	16,981
Current portion of operating lease liabilities	4,051	7,500
Current portion of other liabilities	—	19
Total current liabilities	59,937	78,633
Deferred tax liability	646	1,227
Acquisition-related contingent consideration, net of current portion	257	561
Operating lease liabilities, net of current portion	35,603	43,237
Other liabilities	—	411
Total liabilities	96,443	124,069
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 79,359,005 and 77,772,678 shares issued and outstanding as of December 31, 2025 and 2024, respectively	79	78
Additional paid-in capital	1,695,339	1,655,961
Accumulated deficit	(377,630)	(443,983)
Accumulated other comprehensive loss	(8,212)	(36,090)
Total stockholders' equity	1,309,576	1,175,966
Total liabilities and stockholders' equity	$1,406,019	$1,300,035

The accompanying notes are an integral part of these consolidated financial statements.

VERACYTE, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Testing revenue	$493,154	$418,961	$326,542
Product revenue	14,327	13,650	15,588
Biopharmaceutical and other revenue	9,664	13,153	18,921
Total revenue	517,145	445,764	361,051

Cost of revenue:
Cost of testing revenue	127,562	114,573	88,913
Cost of product revenue	8,807	9,110	8,666
Cost of biopharmaceutical and other revenue	7,578	12,384	15,324
Intangible asset amortization - cost of revenue	10,666	11,552	18,464
Total cost of revenue	154,613	147,619	131,367
Gross profit	362,532	298,145	229,684
Operating expenses:
Research and development	70,814	69,294	57,305
Selling and marketing	100,165	95,434	101,490
General and administrative	110,784	110,610	86,229
Impairment of assets	20,505	3,368	68,349
Intangible asset amortization - operating expenses	2,487	3,297	2,106
Total operating expenses	304,755	282,003	315,479
Income (loss) from operations	57,777	16,142	(85,795)
Other income, net	10,424	9,602	9,183
Income (loss) before income taxes	68,201	25,744	(76,612)
Income tax provision (benefit)	1,848	1,606	(2,208)
Net income (loss)	$66,353	$24,138	$(74,404)
Earnings (loss) per share:
Basic	$0.84	$0.32	$(1.02)
Diluted	$0.82	$0.31	$(1.02)
Shares used to compute earnings (loss) per common share:
Basic	78,584,291	76,484,759	72,644,487
Diluted	80,573,140	78,163,217	72,644,487

The accompanying notes are an integral part of these consolidated financial statements.

VERACYTE, INC.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$66,353	$24,138	$(74,404)
Other comprehensive income (loss):
Change in currency translation adjustments	19,583	(12,072)	7,328
Release of accumulated translation adjustment	8,295	—	—
Other comprehensive income (loss)	27,878	(12,072)	7,328
Net comprehensive income (loss)	$94,231	$12,066	$(67,076)

The accompanying notes are an integral part of these consolidated financial statements.

VERACYTE, INC.

Consolidated Statements of Stockholders' Equity

(in thousands)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2022	71,959	$72	$1,500,191	$(393,717)	$(31,346)	$1,075,200
Issuance of common stock on exercise of stock options and vesting of restricted stock units	1,160	1	6,424	—	—	6,425
Issuance of common stock under employee stock purchase plan (ESPP)	146	—	3,153	—	—	3,153
Tax portion of vested restricted stock units	—	—	(6,741)	—	—	(6,741)
Stock-based compensation expense (employee)	—	—	31,494	—	—	31,494
Stock-based compensation expense (ESPP)	—	—	1,647	—	—	1,647
Net loss	—	—	—	(74,404)	—	(74,404)
Currency translation adjustments	—	—	—	—	7,328	7,328
Balance at December 31, 2023	73,265	73	1,536,168	(468,121)	(24,018)	1,044,102
Issuance of common stock and options for acquisition	2,698	3	74,142	—	—	74,145
Issuance of common stock on exercise of stock options and vesting of restricted stock units	1,672	2	17,105	—	—	17,107
Issuance of common stock under ESPP	138	—	2,886	—	—	2,886
Tax portion of vested restricted stock units	—	—	(10,589)	—	—	(10,589)
Stock-based compensation expense (employee)	—	—	34,919	—	—	34,919
Stock-based compensation expense (ESPP)	—	—	1,330	—	—	1,330
Net income	—	—	—	24,138	—	24,138
Currency translation adjustments	—	—	—	—	(12,072)	(12,072)
Balance at December 31, 2024	77,773	78	1,655,961	(443,983)	(36,090)	1,175,966
Issuance of common stock on exercise of stock options and vesting of restricted stock units	1,430	1	11,029	—	—	11,030
Issuance of common stock under ESPP	156	—	3,052	—	—	3,052
Tax portion of vested restricted stock units	—	—	(18,304)	—	—	(18,304)
Stock-based compensation expense (employee)	—	—	42,413	—	—	42,413
Stock-based compensation expense (ESPP)	—	—	1,188	—	—	1,188
Net income	—	—	—	66,353	—	66,353
Currency translation adjustments	—	—	—	—	19,583	19,583
Release of accumulated translation adjustment	—	—	—	—	8,295	8,295
Balance at December 31, 2025	79,359	$79	$1,695,339	$(377,630)	$(8,212)	$1,309,576

  The accompanying notes are an integral part of these consolidated financial statements.

VERACYTE, INC.

Consolidated Statements of Cash Flows

(in thousands of dollars)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net income (loss)	$66,353	$24,138	$(74,404)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,415	23,459	27,188
Loss on disposal of property, plant and equipment	15	202	271
Stock-based compensation	43,601	36,249	33,141
Deferred income taxes	(581)	(233)	(3,839)
Non-cash lease expense	2,991	4,955	4,158
Revaluation of acquisition-related contingent consideration	(15,295)	2,167	(5,383)
Amortization of discount on short-term investments	(3,270)	(354)	(468)
Impairment loss	20,505	3,368	68,349
Non-cash loss on deconsolidation of subsidiary	6,708	—	—
Effect of foreign currency on operations	(3,834)	2,110	(1,096)
Changes in operating assets and liabilities:
Accounts receivable	(708)	(6,405)	3,887
Supplies and inventory	(2,861)	(5,871)	(1,694)
Prepaid expenses and other current assets	(2,054)	(1,296)	(458)
Other assets	525	(1,222)	(290)
Operating lease liability	(2,480)	(5,407)	(4,330)
Accounts payable	(1,039)	(4,305)	(134)
Accrued liabilities and deferred revenue	6,316	3,541	(676)
Net cash provided by operating activities	136,307	75,096	44,222
Investing activities
Purchase of short-term investments	(149,998)	(50,000)	(19,700)
Proceeds from sale of short-term investments	—	—	39,773
Proceeds from maturity of short-term investments	153,311	—	5,000
Loss on deconsolidation of subsidiary - cash	(2,845)	—	—
Acquisition of C2i, net of cash acquired	—	5,012	—
Purchases of property, plant and equipment	(9,677)	(11,287)	(9,961)
Net cash (used in) provided by investing activities	(9,209)	(56,275)	15,112
Financing activities
Payment of contingent consideration for acquisition	—	(4,500)	—
Payment of taxes on vested restricted stock units	(18,304)	(10,589)	(6,741)
Proceeds from the exercise of common stock options and employee stock purchases	14,082	19,993	9,578
Net cash (used in) provided by financing activities	(4,222)	4,904	2,837
Increase in cash, cash equivalents and restricted cash	122,876	23,725	62,171
Effect of foreign currency on cash, cash equivalents and restricted cash	719	(424)	163
Net increase in cash, cash equivalents and restricted cash	123,595	23,301	62,334
Cash, cash equivalents and restricted cash at beginning of year	240,631	217,330	154,996
Cash, cash equivalents and restricted cash at end of year	$364,226	$240,631	$217,330

Supplementary cash flow information of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$2,308	$1,186	$966

Cash, Cash Equivalents and Restricted Cash:

	December 31,
	2025	2024	2023
Cash and cash equivalents	$362,578	$239,087	$216,454
Restricted cash	1,648	1,544	876
Total cash, cash equivalents and restricted cash	$364,226	$240,631	$217,330

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

The Company’s headquarters are in South San Francisco, California, and it has operations in San Diego, California, Austin, Texas, and Haifa, Israel.

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

Deconsolidation of Subsidiary

Effective August 1, 2025, the Company ceased to have a controlling financial interest in its wholly-owned French subsidiary, Veracyte SAS. Accordingly, the Company derecognized the related assets and liabilities from its consolidated financial statements. Prior to deconsolidation, the operating results and cash flows of Veracyte SAS were included in the Company’s consolidated financial statements. Refer to Note 5, Balance Sheet Components, for additional information.

Reclassifications

Certain prior period balances have been reclassified to conform to current period presentation of the Company’s consolidated financial statements and accompanying notes. Such reclassifications have no effect on previously reported results of operations, accumulated deficit, subtotals of operating, investing or financing cash flows or consolidated balance sheet totals; however, for the years ended December 31, 2024 and 2023, the Company reclassified $0.4 million and $0.5 million of amortization of discount on short-term investments from the changes in other assets caption in the consolidated statements of cash flow to a separate caption, amortization of discount on short-term investments, within the operating activities section.

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

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

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

Through December 31, 2025, the Company has derived most of its revenue from the sale of Decipher Prostate and Afirma testing. To date, Decipher Prostate and Afirma testing have been delivered primarily to physicians in the United States.

The Company is also subject to credit risk from its accounts receivable related to its sales. Credit risk for accounts receivable from testing revenue is incorporated in testing revenue accrual rates as the Company assesses historical collection rates and current developments to determine accrual rates and amounts the Company will ultimately collect. The Company generally does not perform evaluations of customers’ financial condition for testing revenue and generally does not require collateral. The Company assesses credit risk and the amount of accounts receivable the Company will ultimately collect for product, biopharmaceutical and other revenue based on collection history, current developments and credit worthiness of the customer. The estimate of credit losses is not material as of December 31, 2025.

The Company's total third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Year Ended December 31,
	2025	2024	2023
Medicare	33%	31%	31%
UnitedHealthcare	14%	13%	11%
	47%	44%	42%

In the above table, Medicare Advantage plans are included with their associated private payer amounts and Medicare amounts do not include Medicare Advantage.

The Company's significant third-party payers in excess of 10% of total accounts receivable and their related accounts receivable balance as a percentage of total accounts receivable were as follows:

	As of December 31,
	2025	2024
Medicare	20%	16%
UnitedHealthcare	14%	12%

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

Cash Equivalents

The Company considers demand deposits in a bank, money market funds and highly liquid investments with maturities at the time of purchase of three months or less to be cash equivalents.

Short-Term Investments

The Company's short-term investments consist of United States treasury securities and time deposits with a bank with maturities at the time of purchase that were between three months and one year. The Company classifies these investments as held-to-maturity debt securities, which are reported at amortized cost. Discounts or premiums from the purchase of the securities are recognized as a component of interest income in other income (loss), net in the consolidated statements of operations. Investments are initially recorded net of an allowance for expected credit losses, if any, which are remeasured each period and any impairments are recognized as an expense. Unrealized gains and losses are not recognized in income. As of both December 31, 2025 and December 31, 2024, no allowances for expected credit losses had been recorded and there have been no impairment or credit losses on the Company's short-term investments.

Restricted Cash

The Company had deposits of $1.6 million and $1.5 million included in long-term assets as of December 31, 2025 and December 31, 2024, respectively, restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the Company's leases.

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

Supplies and Inventory

Supplies consist of lab supplies and reagents to be used in the performance of testing services. Inventory related to finished and semi-finished goods used in the assembly of diagnostic kits is related to product sales as well as raw materials consumed in the contract manufacturing process. Subsequent to the restructuring proceedings affecting Veracyte SAS in August 2025, the Company no longer maintains inventory associated with product sales or contract manufacturing. Inventory is stated at the lower of cost or net realizable value on a weighted average basis. The Company periodically analyzes supply and inventory levels and expiration dates, and writes down supply or inventory that has become obsolete, that has a cost basis in excess of its net realizable value, or in excess of expected sales requirements as cost of revenue. The Company records an allowance for excess or obsolete supplies and inventory using an estimate based on historical trends and evaluation of near-term expirations.

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

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

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

Finite-lived Intangible Assets

Finite-lived intangible assets consist of intangible assets acquired as part of business combinations. The Company amortizes finite-lived intangible assets using the straight-line method over their estimated useful lives of 5 to 15 years, based on management's estimate of the period over which their economic benefits will be realized, product life and patent life. The Company tests these finite-lived intangible assets for impairment when events or circumstances indicate a reduction in the fair value below their carrying amounts. The Company recorded impairment charges of $2.7 million and $66.9 million for the years ended December 31, 2024 and 2023. There was no impairment of finite-lived intangible assets recorded for the year ended December 31, 2025. See Note 5, Balance Sheet Components, for more information on impairment testing.

Indefinite-lived Intangible Assets

Indefinite-lived intangible assets consist of in-process research and development, or IPR&D, acquired as part of business combinations. The IPR&D is not amortized until it becomes commercially viable and placed in service. At the time when the intangible assets are placed in service the Company will determine a useful life. The Company also tests these indefinite-lived intangible assets for impairment when events or circumstances indicate a reduction in the fair value below their carrying amounts. There was no impairment of indefinite-lived intangible assets for the years ended December 31, 2025, 2024 or 2023.

Other Long-Lived Assets — Impairment Assessment

The Company tests other long-lived assets for impairment on an annual basis and regularly reviews other long-lived assets to determine if any event has occurred that may indicate that the carrying values of other long-lived assets are impaired. If indicators of impairment exist, the Company assess the recoverability of the affected assets by determining whether their carrying amounts exceed their undiscounted expected future cash flows. If the affected assets are not recoverable, the Company estimates the fair value of the assets and records an impairment loss if the carrying value exceeds the fair value. Factors that may indicate potential impairment include significant changes in the ability of an asset to generate positive cash flows and the pattern of utilization of a particular asset. The Company recorded impairment charges of $20.5 million and $0.6 million for the years ended December 31, 2025 and 2024, respectively. There was no impairment of other long-lived assets recorded for the year ended December 31, 2023. See Note 5, Balance Sheet Components, for more information on impairment testing.

Goodwill

Goodwill, is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate that it may be impaired. The Company's goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. The Company has determined that it operates in a single segment and has a single reporting unit associated with the development and commercialization of diagnostic products. In the event the Company determines that it is more likely than not the carrying value of the reporting unit is higher than its fair value, quantitative testing

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

is performed comparing recorded values to estimated fair values. If impairment is present, the impairment loss is measured as the excess of the recorded goodwill over its implied fair value. There was no impairment of goodwill for the years ended December 31, 2025, 2024 or 2023.

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

Testing Revenue

The Company recognizes testing revenue from the sale of tests performed for customers, including patients and institutions, at the time test results are reported to physicians. Most tests requested by customers are sold without a written agreement; however, the Company determines that an implied contract exists with its customers for whom a physician will order the test. The Company identifies each sale of its test to a customer as a single performance obligation. A stated contract price does not exist and the transaction price for each implied contract with a customer represents variable consideration. The Company uses the expected value method of estimating variable consideration. The Company estimates the variable consideration under the portfolio approach and considers the historical reimbursement data from third-party commercial and governmental payers and patients, as well as known or anticipated reimbursement trends not reflected in the historical data. The Company monitors the estimated amount to be collected in the portfolio at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Both the estimate and any subsequent revision contain uncertainty and require the use of significant judgment in the estimation of the variable consideration and application of the constraint for such variable consideration. The Company analyzes its actual cash collections over the expected reimbursement period and compares it with the estimated variable consideration for each payer group and any difference is recognized as an adjustment to estimated revenue after the expected reimbursement period, subject to assessment of the risk of future revenue reversal. For the years ended December 31, 2025, 2024 and 2023, the Company recorded $6.2 million, $11.8 million, and $7.8 million as revenue, respectively, resulting from cash collections exceeding the estimated variable consideration related to tests reported in previous years, including revenue received from successful appeals of reimbursement denials, net of recoupments.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

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
The Company develops estimates and assumptions to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligations. The estimation of the stand-alone selling price may include independent evidence of market price, forecasted revenue or costs, development timelines, discount rates, and probabilities of technical and regulatory success. The Company evaluates each performance obligation to determine if the obligation can be satisfied at a point in time or over time, and it measures the services delivered to the collaborative partner which are periodically reviewed based on the progress of the related program. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time. The effect of any change made to an estimated input component and, therefore revenue or expense recognized, would be recorded as a change in estimate. In addition, variable consideration must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.

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

Accounts receivable from biopharmaceutical and other revenue was $3.6 million and $3.8 million at December 31, 2025 and 2024, respectively. There was $1.2 million and $1.7 million of deferred revenue related to these agreements at December 31, 2025 and 2024, respectively.

Revenue included in biopharmaceutical and other revenue for the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands of dollars):

	Year Ended December 31,
	2025	2024	2023
Biopharmaceutical revenue	$6,536	$7,149	$13,874
Contract manufacturing and testing	3,128	6,004	5,047
Total	$9,664	$13,153	$18,921

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

Cost of Product Revenue

Cost of product revenue consists primarily of costs of diagnostic kit components and reagents, labor, delivery costs and royalties for licensed technologies included in the Company’s products. Subsequent to the restructuring proceedings affecting Veracyte SAS in August 2025, the costs of diagnostic kit components and reagents and labor costs are paid to a third-party contract manufacturer. The cost of the finished product is recognized in the period the related revenue is recognized.

Cost of Biopharmaceutical and Other Revenue

Cost of biopharmaceutical and other revenue consists of costs of performing activities under arrangements that require the Company to license or provide access to its assets or laboratory testing services, as well as costs incurred in providing contracted research and development and manufacturing activities. These costs are mainly composed of compensation, manufacturing and laboratory supplies, and pass-through costs. Following the restructuring proceedings affecting Veracyte SAS, as of August 2025 Veracyte SAS no longer provides biopharmaceutical services, contract manufacturing or contract development services.

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

French Research Tax Credits

French research tax credits (crédit d’impôt recherche, or CIR) were generated by the Company’s wholly owned subsidiary, Veracyte SAS, in connection with its research efforts performed in Marseille, France. The Company recognized other income from the CIR over time based on when the research and development expenses were incurred. Subsequent to the restructuring proceedings affecting Veracyte SAS, beginning in August 2025 the Company no longer receives the CIR.

Foreign Currency Translation

The functional currency of the Company’s French subsidiary, Veracyte SAS, was the Euro. The functional currency of the Company’s Israeli subsidiary, C2i Genomics, Ltd., is the Shekel. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using the exchange rates at the balance sheet date. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Revenues and expenses from the Company’s foreign subsidiaries are translated using the monthly average exchange rates in effect during the period in which the transactions occur. Foreign currency transaction gains and losses are recorded in other income, net, on the consolidated statements of operations.

Comprehensive Income (Loss)

Comprehensive income (loss) is the change in stockholders’ equity from transactions and other events and circumstances other than those resulting from investments by stockholders and distributions to stockholders. The Company's comprehensive income (loss) includes the Company's net income (loss), gains and losses from the foreign currency translation of the assets and liabilities of our foreign subsidiaries, and the release of accumulated translation adjustment.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). This update requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. This ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. The Company adopted the standard for the year ended December 31, 2025, resulting in the additional disclosures included in Note 10, Income Taxes.

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

3. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted EPS (in thousands, except per-share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator for basic and diluted EPS — net income (loss) (A)	$66,353	$24,138	$(74,404)
Denominator for basic EPS — weighted average shares (B)	78,584	76,485	72,644
Effect of potentially dilutive common stock from:
Shares of common stock subject to outstanding options	502	553	—
Restricted stock units	1,440	1,087	—
Employee stock purchase plan	47	38	—
Dilutive potential common shares	1,989	1,678	—
Denominator for diluted EPS — adjusted weighted average shares and assumed conversions (C)	80,573	78,163	72,644
Basic EPS (A / B)	$0.84	$0.32	$(1.02)
Diluted EPS (A / C)	$0.82	$0.31	$(1.02)
Common stock equivalent shares excluded from the dilutive calculation due to antidilutive effect:
Shares of common stock subject to outstanding options	493	1,802	3,821
Restricted stock units	41	90	2,714
Employee stock purchase plan	—	—	35
Anti-dilutive potential common shares	534	1,892	6,570

4. Business Combination

On February 5, 2024, or the Closing Date, the Company acquired 100% of the outstanding equity interests of C2i, or the C2i Acquisition. C2i was a privately-held company that developed a novel method for estimating tumor burden in cancer patients by analyzing a patient’s cell free DNA sequence and offered post-treatment monitoring of cancer recurrence and progression by analyzing subtle changes in the pattern of the tumor’s DNA. The consideration to acquire C2i was $100.2 million, comprised of $73.3 million in the form of approximately 2.7 million shares of the Company’s common stock based on the Company's share price on the Closing Date, $0.8 million of pre-combination portion of replacement stock options issued to C2i’s continuing employees, and $17.2 million of contingent consideration that was agreed to be paid on achievement of certain milestones prior to January 1, 2026 and the remainder in cash. During the years ended December 31, 2025 and 2024, milestones were achieved resulting in payments of $0.7 million and $5.0 million, respectively. On January 1, 2026, the remaining milestones had not been achieved and the contingent obligation expired.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

Assets acquired and liabilities assumed were recorded based on valuations derived from estimated fair value assessments and assumptions used by the Company.

5. Balance Sheet Components

Supplies and Inventory

As of December 31, 2025 and 2024, supplies and inventory consisted of the following (in thousands of dollars):

	December 31, 2025	December 31, 2024
Supplies	$20,546	$17,876
Inventory	—	3,874
Total supplies and inventory	$20,546	$21,750

Property and Equipment, Net

Property and equipment consisted of the following (in thousands of dollars):

	December 31,
	2025	2024
Leasehold improvements	$12,377	$10,625
Laboratory equipment	36,717	33,729
Computer equipment	7,039	6,959
Software, including software developed for internal use	6,856	6,878
Furniture and fixtures	2,683	4,045
Construction-in-process	—	106
Total property and equipment, at cost	65,672	62,342
Accumulated depreciation	(43,480)	(39,389)
Total property and equipment, net	$22,192	$22,953

Depreciation expense was $8.3 million, $8.6 million and $6.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

Intangible Assets, Net

Intangible assets include finite-lived product technology, customer relationships, licenses and trade names and indefinite-lived in-process research and development. Intangible assets consisted of the following (in thousands of dollars):

	December 31, 2025			December 31, 2024			Weighted Average Remaining Amortization Period (Years)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Percepta product technology	$16,000	$(11,467)	$4,533	$16,000	$(10,400)	$5,600	4.2
Prosigna product technology	4,120	(1,671)	2,449	4,120	(1,396)	2,724	8.9
Decipher product technology	97,300	(43,558)	53,742	90,000	(34,234)	55,766	6.4
Decipher trade names	4,000	(3,843)	157	4,000	(3,043)	957	0.2
C2i developed technology	25,300	(3,233)	22,067	25,300	(1,546)	23,754	13.1
Total finite lived intangibles	146,720	(63,772)	82,948	139,420	(50,619)	88,801	8.1
In-process research and development	6,200	—	6,200	13,500	—	13,500
Total intangible assets	$152,920	$(63,772)	$89,148	$152,920	$(50,619)	$102,301

Amortization of the finite-lived intangible assets is recognized on a straight-line basis. Amortization of $13.2 million, $14.8 million and $20.6 million was recognized for the years ended December 31, 2025, 2024, and 2023, respectively.
The estimated future aggregate amortization expense as of December 31, 2025 is as follows (in thousands of dollars):

Year Ending December 31,	Amounts
2026	$12,672
2027	12,515
2028	12,515
2029	12,515
2030	11,715
Thereafter	21,016
Total	$82,948

Impairment of Assets

On July 16, 2025, the Marseille Commercial Court published a decision approving the divestiture of the contract manufacturing portion of the Company's French subsidiary, Veracyte SAS, to Helio Diagnostics SAS, effective August 1, 2025. The remaining assets of Veracyte SAS will be managed by the judicial administrator until such time that the Marseille Commercial Court appoints a judicial liquidator to solely initiate and manage liquidation proceedings. Effective August 1, 2025, the Company ceased to have a controlling interest in Veracyte SAS. As the Company began judicial restructuring proceedings affecting Veracyte SAS with the Marseille Commercial Court in the second quarter of 2025, the Company evaluated whether the associated assets of Veracyte SAS were impaired. The Company concluded, during the second quarter of 2025, that the long-lived assets of the Veracyte SAS asset group were not recoverable. As a result, the Company recorded a $20.5 million non-cash impairment charge for the year ended December 31, 2025. The impairment related primarily to the Company's right-of-use assets; property, plant, and equipment; and certain tax credits. The impairment is included within the impairment of assets in the consolidated statement of operations. The divestiture did not meet the criteria for discontinued operations under ASC 205-20 as the Company concluded it does not represent a strategic shift in the Company’s operations.

During 2024, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets related to declines in future revenue expectations in the Company's IVD services. As a result, the Company

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

reviewed the long-lived assets for impairment and recorded a $2.7 million impairment charge associated with its HalioDx developed technology, customer relationships and customer backlog finite-lived intangible assets. Impairment of assets for the year ended December 31, 2024 also includes $0.6 million of impairment right-of-use and fixed assets in relation to exiting the C2i Watertown, Massachusetts facility.

During 2023, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with management’s decision to adopt a multi-platform IVD strategy. Management believes that a multi-platform strategy will enable the Company to more rapidly reach more patients globally with its tests. As a result, the Company reviewed the long-lived assets for impairment and recorded a $34.9 million impairment charge associated with its nCounter Dx license finite-lived intangible asset. In addition, during 2023, the Company concluded that it had a triggering event requiring assessment of impairment for certain of its long-lived assets related to HalioDx biopharmaceutical services. This determination was due to spending constraints across the industry and loss of customers, which resulted in a significant decline in management’s current and future revenue and cash flow expectations for this product offering. As a result, the Company recorded a $32.0 million impairment charge associated with its HalioDx developed technology, customer relationships and customer backlog finite-lived intangible assets. Both impairments are recorded within impairment of assets on the consolidated statement of operations.

The Company assessed the impairment of the intangible assets using an income approach which involved significant unobservable inputs, which are Level III inputs, including revenue projections and cash flow projections. This method is consistent with the methods the Company employed in prior periods to value other long-lived assets.

Deconsolidation of Wholly-Owned Subsidiary

Effective August 1, 2025, the Company ceased to have a controlling interest in its wholly-owned French subsidiary, Veracyte SAS. Accordingly, the Company derecognized the related assets and liabilities from its consolidated financial statements. Prior to deconsolidation, the operating results and cash flows of Veracyte SAS were included in the Company’s consolidated financial statements. The Company has no continuing involvement with Veracyte SAS and has entered into a contract manufacturing agreement with Helio Diagnostics SAS, an unrelated party, for the manufacture of certain IVD products.

In accordance with ASC 810, Consolidation, the Company recognized a loss on deconsolidation of approximately $6.7 million, which is included in other income, net in the consolidated statements of operations for the year ended December 31, 2025. The Company recognized outstanding accounts payable to the subsidiary at the time of deconsolidation for intercompany purchases from the subsidiary. The functional currency of Veracyte SAS was the Euro. With the deconsolidation of Veracyte SAS, the Company released the related accumulated foreign currency translation adjustment from accumulated other comprehensive income into earnings. The loss on deconsolidation was calculated as the carrying amount of the former subsidiary’s net liabilities as of the deconsolidation date less the release of the accumulated foreign currency translation, recording of accounts payable and other expenses. The deconsolidation did not have a material effect on the Company’s ongoing operations or liquidity. The fair market value of Veracyte SAS was deemed to be zero, consequently no goodwill was allocated.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

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

Twelve Months Ended December 31, 2025
Net liabilities deconsolidated	$(4,156)
Release of accumulated translation adjustment	8,295
Recording of accounts payable to subsidiary	769
Other expenses	1,800
Net loss on deconsolidation	$6,708

Net cash outflows arising from the deconsolidation of the subsidiary was $2.9 million during the year ended December 31, 2025 related to the balance of cash and cash equivalents deconsolidated.

Goodwill

Goodwill was $767.2 million and $745.8 million as of December 31, 2025 and 2024, respectively. The changes in the carrying amounts of goodwill during the year ended December 31, 2025 were due to foreign currency translation. The Company has not recorded any impairment related to goodwill.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands of dollars):

	December 31,
	2025	2024
Accrued compensation expense	$27,459	$30,595
Accrued other	21,342	13,231
Total accrued liabilities	$48,801	$43,826

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

The carrying amounts of certain financial instruments of the Company, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The fair value of the Company’s financial assets includes treasury bills, money market funds and deposits for leases of the Company's facilities. Included in cash and cash equivalents as of December 31, 2025 and 2024 were $50.3 million and $50.4 million, respectively, of treasury bills with maturities at the time of purchase of three months or less, which are Level I assets as described above. Money market funds, included in cash and cash equivalents in the accompanying consolidated balance sheets, was $29.3 million and $1.6 million as of December 31, 2025 and 2024, respectively, and are Level I assets as described above. The deposits for the leases, included in restricted cash, was $1.6 million and $1.5 million as of December 31, 2025 and 2024 respectively, and are Level I assets. There were no transfers between Levels 1, 2 or 3 for the years ended December 31, 2025, 2024, and 2023.

As part of the Company’s agreement to acquire the exclusive global diagnostic license to the nCounter Analysis System, the Company may pay up to an additional $10.0 million in cash, contingent upon first achievement or occurrence, by or on behalf of the Company, of the commercial launch of the first, second and third diagnostic tests for use on the nCounter multiplex analysis system. This contingency was valued at $6.1 million as of the acquisition date and is remeasured to fair value at each reporting date until the contingent consideration is settled, with the corresponding changes included in general and administrative expense in the Company's consolidated statements of operations. As of December 31, 2025 and 2024, this contingency was remeasured to $1.6 million and $3.2 million, respectively. For the years ended December 31, 2025 and 2023, reversal of expenses of $1.7 million and $5.4 million were recorded. For the year ended December 31, 2024, expense of $0.1 million was recorded. As of December 31, 2025, the achievement of one of the milestones is forecasted to occur within the next 12 months. As a result, $1.3 million of the contingent consideration is included in short-term liabilities at December 31, 2025.

The contingent consideration related to the C2i Acquisition as discussed in Note 4, Business Combination, is dependent on the achievement of certain milestones on or before January 1, 2026 and is payable in cash or shares of the Company’s

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

common stock, at the Company’s election, of up to $25 million and was valued at $17.2 million. The fair value of the contingent consideration related to the C2i Acquisition will be remeasured to fair value at each reporting date until the contingent consideration is settled or expires, with the corresponding changes included in general and administrative expense. As of December 31, 2025 and 2024, this contingency was remeasured to zero and $14.3 million, respectively. For the years ended December 31, 2025 and 2024, a reversal of expense of $13.6 million and an expense of $2.1 million, respectively, was recorded. During the years ended December 31, 2025 and 2024, milestones were achieved resulting in payments of $0.7 million and $5.0 million, respectively. On January 1, 2026, the remaining milestones had not been achieved and the contingent obligation expired.

The fair value of contingent consideration includes inputs that are not observable in the market and thus represents a Level III financial liability. The estimation of the fair value of the contingent consideration is based on the present value of the expected payments calculated by assessing the likelihood of when the related milestones would be achieved and estimating the Company's borrowing rate. These estimates form the basis for making judgments about the carrying value of the contingent consideration that are not readily apparent from other sources. Changes to the forecasts for the achievement of the milestones and the borrowing rate can significantly affect the estimated fair value of the contingent consideration. As of December 31, 2025 and 2024, the Company calculated the estimated fair value of the milestones using the following significant unobservable inputs:

	Value or Range (Weighted-Average)
Unobservable input	December 31, 2025	December 31, 2024
Discount rate	4.8%	5.1% - 6.2% (5.3%)
Probability of achievement	4% - 40% (34%)	10% - 90% (86%)

Short-Term Investments Held-to-Maturity

The Company's short-term investments consist of United States treasury securities with maturities, at the time of purchase, that were between three months and one year. The Company classifies these investments as held-to-maturity debt securities, which are reported at amortized cost, and are Level I assets as described above. As of December 31, 2025 and 2024, short-term investments comprised United States treasury bills recorded at amortized cost of $50.3 million and $50.4 million, with fair values of approximately $50.4 million and $50.4 million, respectively. As of December 31, 2025 and 2024, gross unrealized gains on short-term investments were $0.1 million and zero, respectively. As part of its banking partner diversification efforts, the Company sold $40.0 million United States treasury bills with an amortized cost of $39.8 million, netting proceeds of $39.8 million and realized a gross gain of $13 thousand during the year ended December 31, 2023. No realized gains or losses on short-term investments were recognized in 2025 or 2024.

7. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory facilities in the United States, including in South San Francisco and San Diego, California and Austin, Texas, and leases certain equipment under various non-cancelable lease agreements. Effective August 2025, in connection with the restructuring proceeding in Veracyte SAS, the Company is no longer a party to its lease in Marseille, France. The lease terms of the Company’s leases as of December 31, 2025 extend to March 2040 and contain extension of lease term and expansion options. The leases have a weighted average remaining lease term of 11.2 years as of December 31, 2025. The Company had deposits of $1.6 million and $1.5 million included in long-term assets as of December 31, 2025 and 2024, respectively, restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the leases.

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

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

the Company classified its deferred rent for tenant improvements with its operating lease ROU assets on the consolidated balance sheets.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2025 are as follows (in thousands of dollars):

Year Ending December 31,	Amounts
2026	$4,314
2027	6,999
2028	7,173
2029	6,858
2030	7,055
Thereafter	40,406
Total future minimum lease payments	72,805
Less: amount representing interest	33,151
Present value of future lease payments	39,654
Less: short-term lease liabilities	4,051
Long-term lease liabilities	$35,603

The Company recognizes operating lease expense on a straight-line basis over the non-cancelable lease period. The following table summarizes operating lease expense and cash paid for amounts included in the measurement of lease liabilities (in thousands of dollars):

	Year Ended December 31,
	2025	2024	2023
Operating lease expense	$8,049	$6,668	$5,265
Cash paid for amounts included in the measurement of lease liabilities	$7,497	$7,176	$5,365

Supplies Purchase Commitments

The Company had non-cancelable purchase commitments with suppliers to purchase a minimum quantity of supplies within the next twelve months for approximately $44.0 million at December 31, 2025.

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

On May 1, 2025, the Company filed a complaint in federal court in the Eastern District of Texas alleging that Sonic Healthcare USA, Inc., the healthcare company that is believed to offer ThyroSeq v3, is infringing three of the Company’s patents related to molecular testing of thyroid nodules. The complaint seeks treble damages, attorneys’ fees and costs as well as injunctive relief. On June 4, 2025, the Company filed an amended complaint asserting two additional patents. On July 21, 2025, Sonic Healthcare USA, Inc. filed an answer and a motion to dismiss. The court denied Sonic Healthcare USA, Inc.’s motion to dismiss on January 20, 2026. The jury trial is currently scheduled for January 25, 2027.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

8. Stockholders' Equity

Common Stock

The Company's Restated Certificate of Incorporation authorizes the Company to issue 125,000,000 shares of common stock with a par value of $0.001 per share. The holder of each share of common stock shall have one vote for each share of stock. The common stockholders are also entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors, subject to the prior rights of holders of all series of convertible preferred stock outstanding. No dividends have been declared as of December 31, 2025.

As of December 31, 2025 and 2024, the Company had reserved shares of common stock for issuance as follows:

	December 31,
	2025	2024
Stock options and restricted stock units issued and outstanding	4,806,993	5,773,382
Stock options and restricted stock units available for grant under stock option plans	10,937,821	8,971,566
Common stock available for the Employee Stock Purchase Plan	895,255	1,051,407
Total	16,640,069	15,796,355

9. Stock Incentive Plans

Stock Plans

On June 8, 2023, the Company’s stockholders approved the Company’s 2023 Equity Incentive Plan, as amended to the date hereof, or the 2023 Plan. The 2023 Plan, which became effective on June 8, 2023, serves as the successor to the Company’s 2013 Stock Incentive Plan, or the Prior Plan, and will terminate 10 years after the date approved by the Company’s board of directors. The 2023 Plan initially reserved for issuance 5,306,156 shares, which equaled the number of reserved shares available for grant under the Prior Plan as of June 8, 2023, which was subsequently increased to 12,806,156 shares. In addition, the number of (a) shares of common stock that are subject to awards granted under the Prior Plan that cease to be subject to such awards by forfeiture or otherwise after the effective date, (b) shares of common stock issued under the Prior Plan, including shares of common stock issued pursuant to the exercise of stock options, that are forfeited after the effective date, (c) shares of common stock issued under the Prior Plan that are repurchased by the Company at the original issue price after the effective date, (d) shares of common stock that are subject to awards granted under the Prior Plan that are settled in cash after the effective date, and (e) shares of common stock that are subject to awards under the Prior Plan that are used to pay the exercise price of an award or withheld to satisfy the tax withholding obligations related to an award after the effective date, is also reserved and eligible for issuance by the Company upon the exercise or settlement of awards to be granted under the 2023 Plan. The 2023 Plan permits the granting of stock options, restricted stock units, or RSUs, restricted stock awards, stock bonus awards, stock appreciation rights and performance awards to employees, consultants, and outside directors of the Company. Options granted may be either ISOs or NSOs. As of December 31, 2025, 10,937,821 shares were available for future issuance under the 2023 Plan.

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

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

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

The following table summarizes activity under the Company's stock incentive plans (aggregate intrinsic value in thousands):

	Stock Options Outstanding and Unvested Restricted Stock Units	Weighted Average Exercise Price of Stock Options	Weighted Average Remaining Contractual Life of Stock Options (Years)	Aggregate Intrinsic Value of Stock Options
Balance—December 31, 2024	5,773,382	$25.11	5.74	$38,056
Granted - restricted stock units	1,423,977
Canceled	(472,983)	10.59
Exercised	(591,008)	18.66
Restricted stock units vested	(1,326,375)
Balance—December 31, 2025	4,806,993	$26.41	5.28	$28,887

Options vested and exercisable—December 31, 2025	1,513,876	$26.86	5.00	$24,680
Options vested and expected to vest—December 31, 2025	1,722,236	$26.44	5.26	$28,580

The aggregate intrinsic value was calculated as the difference between the exercise price of the options to purchase common stock and the fair market value of the Company's common stock, which was $42.10 and $39.60 per share as of December 31, 2025 and 2024, respectively.

No options to purchase common stock were granted for the years ended December 31, 2025 and 2024. The weighted average fair value of options was $14.90 for the year ended December 31, 2023.

The aggregate estimated grant date fair value of employee options to purchase common stock vested during the years ended December 31, 2025, 2024 and 2023 was $5.4 million, $9.8 million and $8.1 million, respectively.

The intrinsic value of stock options exercised was $11.2 million, $15.5 million and $9.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The weighted average fair value of RSUs granted was $32.41 and $23.77 for the years ended December 31, 2025, and 2024, respectively. The intrinsic value of RSUs vested was $40.8 million and $27.1 million for the years ended December 31, 2025 and 2024, respectively.

Included in RSUs granted for 2025, 2024 and 2023 are PSUs with a grant date fair value for remaining participants of $8.4 million, $7.0 million and $4.7 million, respectively. These PSUs vest based on the achievement of certain performance conditions, subject to the employees’ continued service with the Company. For the years ended December 31, 2025 and 2024 and 2023, the Company recorded $8.8 million, $3.4 million and $0.7 million, respectively, of expense related to these PSUs.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

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

No employee is permitted to accrue, under the ESPP, a right to purchase stock of the Company having a value in excess of $25,000 of the fair market value of such stock (determined at the time the right is granted) for each calendar year. As of December 31, 2025, 895,255 shares of common stock were reserved for issuance under the ESPP.
Stock-based Compensation

The following table summarizes stock-based compensation expense related to stock options, RSUs and the ESPP for the years ended December 31, 2025, 2024 and 2023, and are included in the consolidated statements of operations as follows (in thousands of dollars):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$2,286	$2,319	$1,779
Research and development	7,919	7,511	5,277
Selling and marketing	8,317	6,897	9,588
General and administrative	25,079	19,522	16,497
Total stock-based compensation expense	$43,601	$36,249	$33,141

As of December 31, 2025, the Company had $60.9 million of unrecognized compensation expense related to unvested stock options and RSUs, which is expected to be recognized over an estimated weighted-average period of 2.2 years.

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

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

•Risk-Free Interest Rate: The Company based the risk-free interest rate over the expected term of the options based on the constant maturity rate of U.S. Treasury securities with similar maturities as of the date of the grant.
•Expected Dividend Yield: The Company has not paid and does not anticipate paying any dividends in the near future. Therefore, the expected dividend yield was zero.

No employee stock options were granted in 2025 or 2024. During the year ended December 31, 2023, the estimated grant-date fair value of employee stock options using the Black-Scholes option-pricing model was based on the following assumptions:

Year Ended December 31, 2023
Weighted-average volatility	68.82 - 69.78%
Weighted-average expected term (years)	5.44 - 5.66
Risk-free interest rate	3.51 - 4.72%
Expected dividend yield	—

The estimated grant date fair value of the ESPP shares was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

Year Ended December 31,
	2025	2024	2023
Weighted-average volatility	46.68% - 54.09%	46.29 - 51.73%	54.86 - 83.69%
Weighted-average expected term (years)	0.50 - 1.00	0.50 - 1.00	0.50 - 1.00
Risk-free interest rate	3.83% - 4.24%	4.57 - 5.09%	4.61 - 5.46%
Expected dividend yield	—	—	—

10. Income Taxes

The Company generated a pre-tax income of $68.2 million and $25.7 million for the years ended December 31, 2025 and 2024, respectively, and a pre-tax loss of $76.6 million for the year ended December 31, 2023. Pre-tax income (loss) has been recorded in the following jurisdictions for the years ended December 31, 2025, 2024 and 2023 (in thousands of dollars):

	Year Ended December 31,
	2025	2024	2023
United States	$95,477	$44,197	$(15,853)
Foreign	(27,276)	(18,453)	(60,759)
Total	$68,201	$25,744	$(76,612)

The Company recorded an income tax provision in 2025 of $1.8 million primarily due to state income taxes partially offset by reductions in deferred tax liabilities from acquired entities. The Company recorded an income tax provision in 2024 of $1.6 million primarily due to foreign and state income taxes partially offset by the release of certain valuation allowances on the Company's deferred tax assets upon recording of the deferred tax liabilities related to the acquisition of C2i. The Company recorded an income tax benefit in 2023 of $2.2 million primarily due to reductions in deferred tax liabilities from acquired

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

entities partially offset by foreign and state income taxes. The components of the provision (benefit) for income taxes are as follows for the years ended December 31, 2025, 2024 and 2023 (in thousands of dollars):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$—	$—	$—
State	2,314	1,814	1,520
Foreign	114	22	193
Total current	2,428	1,836	1,713
Deferred:
Federal	(307)	159	—
State	(273)	(389)	(90)
Foreign	—	—	(3,831)
Total deferred	(580)	(230)	(3,921)
Total income tax provision (benefit)	$1,848	$1,606	$(2,208)

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

ASU 2023-09, Improvements to Income Tax Disclosures was issued by FASB on December 14, 2023 which provides more transparency through enhanced income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. The Company adopted this ASU on January 1, 2025 on a prospective basis. The following table provides the updated requirements of ASU 2023-09 for 2025 (in thousands of dollars):

	Year Ended December 31, 2025
U.S. federal statutory tax rate	14,322	21.0%
Effect of cross-border tax laws	(5,570)	(8.2)%
Tax effects of foreign branches	(5,546)	(8.1)%	(1)
Other	(24)	—%
Effect of changes in tax laws or rates enacted in the current period	—	—%
Tax credits	(4,560)	(6.7)%
R&D credits	(4,560)	(6.7)%
Non-taxable or non-deductible items	5,334	7.8%
Veracyte SAS deconsolidation	5,017	7.4%
Non-deductible compensation	4,184	6.1%
Stock-based compensation	1,065	1.6%
Excess tax benefits on stock-based compensation	(3,401)	(5.0)%
Transaction costs	738	1.1%
Contingent consideration	(2,424)	(3.6)%
Other	155	0.2%
Change in valuation allowance	(14,590)	(21.4)%
Other adjustments	(1,456)	(2.1)%
Federal deferred tax true-up	(1,456)	(2.1)%
State and local income taxes, net of federal income tax effect	801	1.2%	(2)
Foreign tax effects	5,406	7.9%
France	5,577	8.2%
Foreign rate differential	(1,277)	(1.9)%
Deconsolidation loss	5,344	7.8%
Change in valuation allowance	811	1.2%
Other	699	1.0%
Other foreign jurisdictions	(171)	(0.3)%	(3)
Worldwide changes in unrecognized tax benefits	2,161	3.2%
Grand total	1,848	2.7%
________________
(1)Primarily related to the tax effects of the Foreign Branch in France.
(2)On December 31, 2025, state taxes in Pennsylvania, Georgia, New York, Maryland and Tennessee comprise the majority (greater than 50 percent) of the state and local income taxes, net of federal effect category.
(3)None of the remaining foreign jurisdictions for which there are foreign tax effects reconciling items meet the 5% threshold in 2025. There are no additional reconciling items by nature in any of the remaining foreign jurisdictions that meet the 5% threshold in 2025.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

The following table presents a reconciliation of the income tax expense computed at the statutory federal rate and the Company's income tax expense for the periods presented, as previously disclosed, prior to the adoption of ASU 2023-09 (in thousands of dollars):

	Year Ended December 31,
	2024	2023
U.S. federal taxes at statutory rate	$5,407	$(16,088)
State tax (net of federal benefit)	(11,472)	(491)
Foreign rate differential	3,939	9,049
Non-deductible officers' compensation	2,271	639
Transaction costs	263	477
Permanent differences	529	419
Stock based compensation - excess benefit	381	739
Tax credits	(1,255)	(1,551)
Foreign worthless stock deduction	(74,719)	—
Other	(469)	(176)
Change in valuation allowance	76,731	4,775
Total	$1,606	$(2,208)

For the year ended December 31, 2024, the Company made an election to treat its wholly owned French subsidiary as a disregarded entity for U.S. federal income tax purposes which resulted in a worthless stock deduction of approximately $356 million and an effective tax rate benefit of $74.7 million. This resulted in an increase to the Company’s net operating loss carryforwards. The Company has not recognized any tax benefits from the worthless stock deduction as a result of the full valuation allowance maintained on its deferred tax assets.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands of dollars):

	Year Ended December 31,
	2025	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$158,191	$183,912	$110,975
Research and development credits	18,607	14,074	10,728
Section 174 capitalization	25,453	32,612	17,388
Stock-based compensation	2,970	3,722	4,503
NanoString intangibles and goodwill	7,016	8,740	8,778
Operating lease liability	9,898	10,739	3,335
Accruals and other	6,362	8,170	7,128
Gross deferred tax assets	228,497	261,969	162,835
Valuation allowance	(197,301)	(227,984)	(139,920)
Net deferred tax assets	31,196	33,985	22,915
Deferred tax liabilities:
Property and equipment	(1,079)	(228)	(83)
Other acquired intangibles	(20,080)	(20,105)	(17,358)
In-process research and development	(1,548)	(4,787)	(3,461)
ROU assets	(9,135)	(10,092)	(2,747)
Gross deferred tax liabilities	(31,842)	(35,212)	(23,649)
Net deferred tax liabilities	(31,842)	(35,212)	(23,649)
Net deferred taxes	$(646)	$(1,227)	$(734)

The Company records net deferred tax assets to the extent it is more likely than not that the assets will be realized. In making such determination, the Company considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. The Company has established a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets. The valuation allowance decreased $30.7 million, and increased $88.1 million and $14.5 million during the years ended December 31, 2025, 2024 and 2023, respectively.

The Internal Revenue Code of 1986, as amended, imposes restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Accordingly, a company's ability to use net operating losses and tax credits may be limited as prescribed under Internal Revenue Code Section 382 and 383, or IRC Section 382. Events which may cause limitations in the amount of the net operating losses or tax credits that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Utilization of the federal and state net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 rules and similar state provisions. In the event the Company has any changes in ownership, net operating losses and research and development credit carryforwards could be limited and may expire unutilized.

As of December 31, 2025, the Company had net operating loss carryforwards of approximately $561.9 million, $113.3 million and $298.4 million available to reduce future taxable income, if any, for federal, California and other state income tax purposes, respectively. Of the $561.9 million of U.S. federal net operating loss carryforwards, $57.5 million will begin to expire in 2036 while the remainder will carryforward indefinitely. For state purposes, the net operating losses began to expire in 2028.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2025, the Company had foreign net operating loss carryforwards of approximately $65.7 million available to reduce future taxable income, if any, for Canadian income tax purposes. The Canada net operating loss carryforwards will begin to expire in 2034.

As of December 31, 2025, the Company had net research and development credit carryforwards of approximately $15.8 million and $11.0 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The federal credit carryforwards begin to expire in 2028. California credits have no expiration date. Other state credit carryforwards begin to expire in 2026.

As of December 31, 2025, the Company also had scientific net research and development credit carryforwards of approximately $2.7 million available to reduce future taxable income liabilities, if any, for Canadian income tax purposes. The credit carryforwards begin to expire in 2026. The Company also has deductible scientific net research and development expenditures of $7.7 million available to reduce future taxable income, if any, and these deductions can be carried forward indefinitely.

Income Tax Payments

A summary of income taxes paid (net of refunds) pursuant to the disclosure requirements of ASU 2023-09 were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Federal:
States:
Georgia	$217
Maryland	238
Missouri	196
New York	245
Pennsylvania	432
Tennessee	372
Virginia	275
Other	1,496
Total State	3,471
Foreign:
Israel	169
Total Foreign	169
Cash taxes paid during the period for income taxes (prior to ASU 2023-09)		$2,236	$1,697
Total income taxes paid (net of refunds)	$3,640	$2,236	$1,697

Uncertain Tax Positions

As of December 31, 2025, the Company had unrecognized tax benefits of $9.6 million, none of which currently would affect the Company's effective tax rate if recognized due to the Company's deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at December 31, 2025 will significantly increase or decrease within the next 12 months.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands of dollars):

	Year Ended December 31,
	2025	2024	2023
Unrecognized tax benefits, beginning of period	$7,176	$5,687	$4,888
Gross increases—tax position in prior period	774	469	37
Gross decreases—tax position in prior period	(45)	(29)	(11)
Gross increases—current period tax position	1,650	1,049	773
Lapse of statute of limitations	—	—	—
Unrecognized tax benefits, end of period	$9,555	$7,176	$5,687

It is the Company's policy to include penalties and interest expense related to income taxes as a component of other income (expense), net, and interest expense, respectively, as necessary. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2025.

The Company's major tax jurisdictions are the United States, Canada, France, and Israel. All of the Company's tax years will remain open for examination by the Federal and state tax authorities for three and four years, respectively, from the date of utilization of the net operating loss or research and development credit. The Company is not currently under any tax audits in any jurisdiction, with the exception of an audit of Veracyte SAS. In light of the ongoing bankruptcy proceedings for Veracyte SAS, the audit of its Research Tax Credits by the French Tax Authorities is deemed to be without practical consequence.

On July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was signed into law. The legislation includes a broad range of tax reform provisions affecting businesses including, but not limited to, the reinstatement of 100% bonus depreciation, immediate expensing of domestic research and development costs, and revisions to the U.S. taxation of profits derived from international operations. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has assessed the effects of the new tax legislation, including immediate expensing of domestic research and development expenditures, and the results have been reflected in the Form 10-K for the year ended December 31, 2025.

11. Employee Benefit Plans

401(k) plan

The Company sponsors a 401(k) defined contribution plan covering all employees. Under the plan, participants are entitled to make pre-tax contributions up to the annual maximums established by the Internal Revenue Service. The Company, at its discretion, may make matching contributions to the 401(k) plan. Employer contributions to the plan were $2.9 million, $1.6 million and $1.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

12. Components of Other Income, net

Other income, net consists of the following (in thousands of dollars):

	Year Ended December 31,
	2025	2024	2023
Interest and dividend income	$12,724	$11,154	$7,344
Loss on deconsolidation of subsidiary	(6,708)	—	—
Interest expense	(1)	(2)	(15)
Gain (loss) on currency revaluation	3,973	(2,045)	723
Other	436	495	1,131
Total	$10,424	$9,602	$9,183

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

Information about reported segment revenue, measures of segment profit or loss, significant segment expenses and reconciliation to income from operations was as follows (in thousands):

VERACYTE, INC.
Notes to Consolidated Financial Statements (Continued)

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Revenue:
Testing revenue	$493,154	$418,961	326,542
Product revenue	14,327	13,650	15,588
Biopharmaceutical and other revenue	9,664	13,153	18,921
Total revenue	517,145	445,764	361,051
Cost of revenue:
Cost of testing revenue:
Laboratory supplies and reagents expense	57,284	54,378	42,058
Sample collection expense	12,436	13,868	10,814
Compensation expense	24,611	22,392	18,534
Other cost of testing revenue (1)	19,655	12,147	10,375
Allocation of facilities and IT expenses	13,576	11,788	7,132
Total cost of testing revenue	127,562	114,573	88,913
Cost of product revenue:
Product costs	3,787	3,369	6,362
License fees and royalties	1,206	1,263	1,242
Other cost of product revenue (2)	3,348	3,815	902
Allocation of facilities and IT expenses	466	663	160
Total cost of product revenue	8,807	9,110	8,666
Cost of biopharmaceutical and other revenue:
Compensation expense	3,320	6,015	7,747
Other cost of biopharmaceutical and other revenue (3)	3,333	4,363	5,612
Allocation of facilities and IT expenses	925	2,006	1,965
Total cost of biopharmaceutical and other revenue	7,578	12,384	15,324
Intangible asset amortization - cost of revenue	10,666	11,552	18,464
Gross profit	362,532	298,145	229,684
Operating expenses:
Research and development:
Compensation expense	37,784	37,068	29,180
Direct research and development expense	16,596	19,237	12,918
Other research and development expenses (4)	8,492	6,245	10,280
Allocation of facilities and IT expenses	7,942	6,744	4,927
Total research and development	70,814	69,294	57,305
Selling and marketing:
Compensation expense	69,209	67,662	74,886
Direct marketing expense	5,563	6,283	5,422
Other selling and marketing expenses (5)	14,943	13,488	14,584
Allocation of facilities and IT expenses	10,450	8,001	6,598
Total selling and marketing	100,165	95,434	101,490
General and administrative:
Compensation expense	82,909	74,815	63,769
Other general and administrative expenses (6)	61,234	64,997	43,242
Allocation of facilities and IT expenses	(33,359)	(29,202)	(20,782)
Total general and administrative	110,784	110,610	86,229
Impairment of long-lived assets	20,505	3,368	68,349
Intangible asset amortization - operating expenses	2,487	3,297	2,106
Other income, net	(10,424)	(9,602)	(9,183)
Income tax provision (benefit)	1,848	1,606	(2,208)
Net income (loss)	$66,353	$24,138	$(74,404)
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

Revenue by geographic region based on the customer billing address was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$496,598	$423,537	$334,525
International	20,547	22,227	26,526
Total revenue	$517,145	$445,764	$361,051

Substantially all of the Company’s long-lived assets were located in the United States as of December 31, 2025 and 2024.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, which are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria established in Internal Control Integrated Framework, or 2013 Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Our management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Veracyte, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Veracyte, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Veracyte, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Diego, California
February 26, 2026

ITEM 9B.    OTHER INFORMATION

Insider Trading Arrangements

During the three months ended December 31, 2025, the following Section 16 officers and directors adopted, modified or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act).
•Marc Stapley, Chief Executive Officer, adopted a new trading plan on November 24, 2025 (with the first trade under the new plan scheduled for approximately March 3, 2026). The trading plan will be effective until August 31, 2026 to sell an aggregate of (i) 138,051 shares of our common stock, plus (ii) 100% of the net shares resulting from the vesting of 69,476 restricted stock units during the plan period (net shares are net of tax withholding).
•Robert Epstein, director, adopted a new trading plan on December 5, 2025 (with the first trade under the new plan scheduled for approximately March 6, 2026). The trading plan will be effective until March 5, 2027 to sell an aggregate of 10,000 shares of our common stock.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to directors is incorporated by reference from the information contained in our proxy statement to be filed with the Securities and Exchange Commission no later than 120 days from the end of our fiscal year ended December 31, 2025 in connection with the solicitation of proxies for our 2026 Annual Meeting of Stockholders, or the Proxy Statement.

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

(b)Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-36156	3.2	6/9/2023
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36156	3.3	6/9/2023
4.1	Form of Common Stock Certificate	S-1/A	333-191282	4.1	10/15/2013
4.2	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended					X
10.1#	Form of Indemnification Agreement between the Registrant and its officers and directors	S-1/A	333-191282	10.1	10/7/2013
10.2#	2013 Stock Incentive Plan, as amended, and forms of stock option award agreement, stock option exercise agreement, restricted stock agreement and restricted stock unit agreement	8-K	001-36156	10.1	3/3/2021
10.3#	Form of stock option award under 2013 Stock Incentive Plan	10-Q	001-36156	10.1	11/2/2020
10.4#	Form of stock unit award under 2013 Stock Incentive Plan	10-Q	001-36156	10.1	11/2/2020
10.5#	Amended and Restated Employee Stock Purchase Plan	10-Q	001-36156	10.1	7/30/2020
10.6#	Form of Performance Stock Unit	10-Q	001-36156	10.1	5/1/2018
10.7†	License and Asset Purchase Agreement, dated December 3, 2019, between NanoString Technologies, Inc. and the Registrant	8-K	001-36156	2.1	12/3/2019

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.8#	Employment Agreement, dated as of May 7, 2021, between Marc Stapley and the Registrant	10-Q	001-36156	10.2	7/29/2021
10.9#	Change in Control and Severance Agreement, effective June 1, 2021 between Marc Stapley and the Registrant	10-Q	001-36156	10.3	7/29/2021
10.10#	Amended and Restated Offer Letter, dated August 15, 2021, between the Registrant and Rebecca Chambers	10-Q	001-36156	10.1	11/9/2021
10.11#	Change in Control and Severance Agreement, effective July 19, 2021 between Rebecca Chambers and the Registrant	10-Q	001-36156	10.2	11/9/2021
10.12#	Offer Letter, dated as of January 9, 2023, between Annie McGuire and the Registrant	10-K	001-36156	10.32	3/1/2023
10.13#	Change of Control and Severance Agreement, effective January 1, 2023, between Annie McGuire and the Registrant	10-K	001-36156	10.33	3/1/2023
10.14#	2023 Equity Incentive Plan, as amended	8-K	001-36156	10.1	6/18/2025
10.15#	Form of agreements under the 2023 Equity Incentive Plan	8-K	001-36156	10.2	6/9/2023
10.16#	Promotion Letter, dated as of August 22, 2023, between John Leite and the Registrant	10-K	001-36156	10.23	2/29/2024
10.17#	Change of Control and Severance Agreement, effective September 1, 2023, between John Leite and the Registrant	10-K	001-36156	10.24	2/29/2024
10.18#	Offer Letter, dated as of September 11, 2023, between Phil Febbo and the Registrant	10-K	001-36156	10.25	2/29/2024
10.19#	Change of Control and Severance Agreement, effective October 2, 2023, between Phil Febbo and the Registrant	10-K	001-36156	10.26	2/29/2024
10.20#	2019 Stock Incentive Plan of C2i Genomics, Inc.	10-K	001-36156	10.27	2/29/2024
10.21#	Form of Option Grant under the 2019 Stock Incentive Plan of C2i Genomics, Inc.	10-K	001-36156	10.28	2/29/2024
10.22#	Form of Stock Option Assumption Notice by the Registrant to Option holders of C2i Genomics, Inc.	10-K	001-36156	10.29	2/29/2024
19.	Insider Trading Policy	10-K	001-36156	19.	2/29/2024
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see the signature page of this Annual Report on Form 10-K)					X
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X
32.2*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X
97.1	Compensation Recovery Policy	10-K	001-36156	97.1	2/29/2024
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)					X
_____________________________________________

#	Indicates management contract or compensatory plan or arrangement.
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
Date: February 26, 2026

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

Signature	Title	Date

/s/ MARC STAPLEY	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2026
Marc Stapley

/s/ REBECCA CHAMBERS	Chief Financial Officer (Principal Financial Officer)	February 26, 2026
Rebecca Chambers

/s/ JONATHAN WYGANT	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2026
Jonathan Wygant

/s/ ROBERT S. EPSTEIN, M.D., M.S.	Chairperson and Director	February 26, 2026
Robert S. Epstein, M.D., M.S.

/s/ ELIAV BARR, M.D.	Director	February 26, 2026
Eliav Barr, M.D.

/s/ MUNA BHANJI	Director	February 26, 2026
Muna Bhanji

/s/ KARIN EASTHAM	Director	February 26, 2026
Karin Eastham

/s/ JENS HOLSTEIN	Director	February 26, 2026
Jens Holstein

/s/ EVAN JONES	Director	February 26, 2026
Evan Jones

/s/ TOM MILLER	Director	February 26, 2026
Tom Miller

/s/ BRENT SHAFER	Director	February 26, 2026
Brent Shafer