Form 10-Q
period 2026-03-31
VERACYTE, INC.
filed 2026-05-06
CIK 1384101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
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

As of May 1, 2026, there were 79,792,647 shares of common stock, par value $0.001 per share, outstanding.

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

In some cases, you can identify forward-looking statements by such terminology as “believe,” “may,” “will,” “potentially,” “expect,” “estimate,” “continue,” “ongoing,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative of these terms or similar expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these words. These are statements that relate to future events and include, but are not limited to, statements about:

•the factors that may impact our financial results;
•our expectations regarding total revenue and total test volume;
•our expectations with respect to our future research and development, general and administrative and selling and marketing expenses and the anticipated uses of our funds;
•the impact of macroeconomic conditions, including inflation, volatile interest rates and foreign exchange fluctuations; geopolitical developments, including regional and global conflicts, such as the ongoing conflict in the Middle East and the war in Ukraine; and government actions, including evolving policies and legislation, tariffs, energy, trade and supply chain disruptions, and market volatility resulting from the above on our business;
•our expectations regarding the Percepta Nasal Swab classifier for early lung cancer classification and the Prosigna breast cancer test as a laboratory developed test, or LDT;
•our expectations regarding the launch of the TrueMRD platform and the addition of minimal residual detection capabilities to our diagnostics platform;
•our expectations regarding the timing and success of our transition to offering more of our tests as in vitro diagnostic, or IVD, tests on multiple platforms worldwide;
•our ability to continue to receive quality reagents and other raw materials from certain single-source suppliers;
•our ability to develop and launch tests, and enter into supply agreements, with manufacturers of alternative systems;
•our expectations regarding our partnerships and agreements;
•our expectations regarding capital expenditures, our anticipated cash needs and our estimates regarding our capital requirements and profitability;
•our business strategy and our ability to execute on our strategy;
•our ability to obtain and maintain Medicare, other government payer, and other commercial third-party payer reimbursement at acceptable levels and our expectations regarding the timing of reimbursement and changes or implementation of government regulations or reimbursement policies;
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

We caution you that the foregoing list does not contain all of the forward-looking statements made in this report. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, and financial needs. These forward-looking statements speak only as of the date of this report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and elsewhere in this report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We disclaim any intention or obligation to publicly update or revise any forward-looking statements for any reason or to conform such statements to actual results or revised expectations, except as required by law.
ii

iii

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements-(Unaudited)

VERACYTE, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share and par value amounts)

	March 31, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$263,136	$362,578
Short-term investments	175,924	50,311
Accounts receivable	50,112	44,660
Supplies	21,416	20,546
Prepaid expenses and other current assets	11,587	10,281
Total current assets	522,175	488,376
Property, plant and equipment, net	22,652	22,192
Right-of-use assets, operating leases	35,865	36,599
Intangible assets, net	85,863	89,148
Goodwill	767,154	767,154
Restricted cash	1,657	1,648
Other assets	1,034	902
Total assets	$1,436,400	$1,406,019
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,908	$4,593
Accrued liabilities	43,129	48,801
Current portion of deferred revenue	749	1,160
Current portion of acquisition-related contingent consideration	982	1,332
Current portion of operating lease liabilities	4,347	4,051
Total current liabilities	56,115	59,937
Deferred tax liabilities	636	646
Acquisition-related contingent consideration, net of current portion	257	257
Operating lease liabilities, net of current portion	34,986	35,603
Total liabilities	91,994	96,443
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 79,791,856 and 79,359,005 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	80	79
Additional paid-in capital	1,701,470	1,695,339
Accumulated deficit	(348,923)	(377,630)
Accumulated other comprehensive loss	(8,221)	(8,212)
Total stockholders’ equity	1,344,406	1,309,576
Total liabilities and stockholders’ equity	$1,436,400	$1,406,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
 Condensed Consolidated Statements of Operations
 (Unaudited)
 (In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue:
Testing revenue	$135,091	$107,309
Product revenue	3,679	3,580
Biopharmaceutical and other revenue	301	3,584
Total revenue	139,071	114,473
Cost of revenue:
Cost of testing revenue	33,306	28,260
Cost of product revenue	1,891	1,422
Cost of biopharmaceutical and other revenue	8	2,698
Intangible asset amortization - cost of revenue	2,707	2,585
Total cost of revenue	37,912	34,965
Gross profit	101,159	79,508
Operating expenses:
Research and development	27,098	17,720
Selling and marketing	27,156	24,454
General and administrative	23,680	33,808
Intangible asset amortization - operating expenses	579	622
Total operating expenses	78,513	76,604
Income from operations	22,646	2,904
Other income, net	7,328	4,524
Income before income taxes	29,974	7,428
Income tax provision	1,267	381
Net income	$28,707	$7,047
Earnings per share:
Basic	$0.36	$0.09
Diluted	$0.35	$0.09
Shares used to compute earnings per common share:
Basic	79,536,601	78,028,254
Diluted	81,313,588	80,056,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
 Condensed Consolidated Statements of Comprehensive Income
 (Unaudited)
 (In thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$28,707	$7,047
Other comprehensive income (loss):
Change in currency translation adjustments	(9)	7,449
Net comprehensive income	$28,698	$14,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2025	79,359	$79	$1,695,339	$(377,630)	$(8,212)	$1,309,576
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	336	1	795	—	—	796
Issuance of common stock under employee stock purchase plan (ESPP)	97	—	1,939	—	—	1,939
Tax portion of vested restricted stock units	—	—	(9,364)	—	—	(9,364)
Stock-based compensation expense (employee)	—	—	12,384	—	—	12,384
Stock-based compensation expense (ESPP)	—	—	377	—	—	377
Net income	—	—	—	28,707	—	28,707
Currency translation adjustments	—	—	—	—	(9)	(9)
Balance at March 31, 2026	79,792	$80	$1,701,470	$(348,923)	$(8,221)	$1,344,406

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	77,773	$78	$1,655,961	$(443,983)	$(36,090)	$1,175,966
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	449	—	1,320	—	—	1,320
Issuance of common stock under ESPP	84	—	1,647	—	—	1,647
Tax portion of vested restricted stock units	—	—	(9,451)	—	—	(9,451)
Stock-based compensation expense (employee)	—	—	10,753	—	—	10,753
Stock-based compensation expense (ESPP)	—	—	205	—	—	205
Net income	—	—	—	7,047	—	7,047
Currency translation adjustments	—	—	—	—	7,449	7,449
Balance at March 31, 2025	78,306	$78	$1,660,435	$(436,936)	$(28,641)	$1,194,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income	$28,707	$7,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,430	5,362
Loss on disposal of property, plant and equipment	366	—
Stock-based compensation	12,761	10,958
Deferred income taxes	(10)	15
Noncash lease expense	732	904
Revaluation of acquisition-related contingent consideration	(350)	(1,954)
Effect of foreign currency on operations	(80)	(1,585)
Amortization of discount on short-term investments	(614)	(882)
Changes in operating assets and liabilities:
Accounts receivable	(5,567)	(7,053)
Supplies	(870)	(2,298)
Prepaid expenses and other current assets	(1,306)	(2,928)
Other assets	(132)	122
Operating lease liabilities	(319)	(577)
Accounts payable	2,587	7,120
Accrued liabilities and deferred revenue	(6,120)	(8,889)
Net cash provided by operating activities	35,215	5,362
Investing activities
Purchase of short-term investments	(124,999)	(49,999)
Purchases of property, plant and equipment	(2,962)	(1,819)
Net cash used in investing activities	(127,961)	(51,818)
Financing activities
Payment of taxes on vested restricted stock units	(9,364)	(9,451)
Proceeds from the exercise of common stock options and employee stock purchases	2,735	2,967
Net cash used in financing activities	(6,629)	(6,484)
Decrease in cash, cash equivalents and restricted cash	(99,375)	(52,940)
Effect of foreign currency on cash, cash equivalents and restricted cash	(58)	74
Net decrease in cash, cash equivalents and restricted cash	(99,433)	(52,866)
Cash, cash equivalents and restricted cash at beginning of period	364,226	240,631
Cash, cash equivalents and restricted cash at end of period	$264,793	$187,765
Supplementary cash flow information:
Purchases of property, plant and equipment included in accounts payable and accrued liability	$2,317	$977
Cash paid for tax	$164	$121
Cash, Cash Equivalents and Restricted Cash:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$263,136	$362,578
Restricted cash	1,657	1,648
Total cash, cash equivalents and restricted cash	$264,793	$364,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Notes to Financial Statements
(unaudited)

1. Organization, Description of Business and Summary of Significant Accounting Policies

Veracyte, Inc., or Veracyte, or the Company, is a global diagnostics company that provides clinicians with tests for patients with, or potentially facing, a cancer diagnosis. Veracyte's tests are used by clinicians for diagnostic, prognostic, predictive and treatment decisions, as well as the detection of disease recurrence.

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

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of March 31, 2026, the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2026 and 2025, the condensed consolidated statements of stockholders' equity for the three months ended March 31, 2026 and 2025, and the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results, stockholders' equity and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2025 has been derived from audited financial statements. The results for the three months ended March 31, 2026 are not indicative of the results expected for the full year or any other period. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company operates in one segment.

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

The accompanying interim period condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Reclassification

Certain prior period balances have been reclassified to conform to current period presentation of the Company’s condensed consolidated financial statements and accompanying notes. Such reclassifications have no effect on previously reported results of operations, accumulated deficit, subtotals of operating, investing or financing cash flows or consolidated balance sheet totals; however, for the three months ended March 31, 2025, the Company reclassified $0.9 million of amortization of discount on short-term investments from the changes in other assets caption in the condensed consolidated statements of cash flow to a separate caption, amortization of discount on short-term investments, within the operating activities section.

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

Through March 31, 2026, the Company has derived most of its revenue from the sale of Decipher Prostate and Afirma testing. To date, Decipher Prostate and Afirma testing have been delivered primarily to physicians in the United States.

The Company is also subject to credit risk from its accounts receivable related to its sales. Credit risk for accounts receivable from testing revenue is incorporated in testing revenue accrual rates as the Company assesses historical collection rates and current developments to determine accrual rates and amounts the Company will ultimately collect. The Company generally does not perform evaluations of customers’ financial condition for testing revenue and generally does not require collateral. The Company assesses credit risk and the amount of accounts receivable the Company will ultimately collect for product, biopharmaceutical and other revenue based on collection history, current developments and credit worthiness of the customer. The estimate of credit losses is not material as of March 31, 2026.

The Company’s total third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended March 31,
	2026	2025
Medicare	34%	33%
UnitedHealthcare	13%	13%
	47%	46%

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

	March 31, 2026	December 31, 2025
Medicare	23%	20%
UnitedHealthcare	16%	14%

Cash and Cash Equivalents

The Company considers demand deposits in a bank, money market funds and highly liquid investments with maturities at the time of purchase of three months or less to be cash equivalents.

Short-Term Investments

The Company's short-term investments consist of United States treasury securities and certificates of deposit with maturities at the time of purchase that were between three months and one year. The Company classifies these investments as held-to-maturity debt securities, which are reported at amortized cost. Discounts or premiums from the purchase of the securities are recognized as a component of interest income in other income, net in the consolidated statements of operations. Investments are initially recorded net of an allowance for expected credit losses, if any, which are remeasured each period and any impairments are recognized as an expense. Unrealized gains and losses are not recognized in income. As of both March 31, 2026 and December 31, 2025, no allowances for expected credit losses had been recorded and there have been no impairment or credit losses on the Company's short-term investments.

Restricted Cash

The Company had deposits of $1.7 million and $1.6 million included in long-term assets as of March 31, 2026 and December 31, 2025, respectively, restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the Company's leases.

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

Testing Revenue

The Company recognizes testing revenue from the sale of tests performed for customers, including patients and institutions, at the time test results are reported to physicians. Most tests requested by customers are sold without a written agreement; however, the Company determines that an implied contract exists with its customers for whom a physician will

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
order the test. The Company identifies each sale of its test to a customer as a single performance obligation. A stated contract price does not exist and the transaction price for each implied contract with a customer represents variable consideration. The Company uses the expected value method of estimating variable consideration. The Company estimates the variable consideration under the portfolio approach and considers the historical reimbursement data from third-party commercial and governmental payers and patients, as well as known or anticipated reimbursement trends not reflected in the historical data. The Company monitors the estimated amount to be collected in the portfolio at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Both the estimate and any subsequent revision contain uncertainty and require the use of significant judgment in the estimation of the variable consideration and application of the constraint for such variable consideration. The Company analyzes its actual cash collections over the expected reimbursement period and compares it with the estimated variable consideration for each payer group and any difference is recognized as an adjustment to estimated revenue after the expected reimbursement period, subject to assessment of the risk of future revenue reversal. For the three months ended March 31, 2026 and 2025, the Company recorded $4.2 million and $0.4 million, respectively, resulting from cash collections exceeding the estimated variable consideration related to tests reported in previous years, including revenue received from successful appeals of reimbursement denials, net of recoupments.

Product Revenue

The Company's product revenue primarily consists of the Prosigna IVD breast cancer assay, as well as to a much lesser extent, related diagnostic kits and services. Product revenue from diagnostic kits is generally recognized upon shipment from the contract manufacturer. Shipping and handling costs incurred for product shipments are included in product revenue. Revenue is presented net of the taxes that are collected from customers and remitted to governmental authorities.

Biopharmaceutical and Other Revenue

Accounts receivable from biopharmaceutical and other revenue was $1.1 million at March 31, 2026 and $3.6 million at December 31, 2025. Deferred revenue related to these agreements was $0.7 million at March 31, 2026 and $1.2 million at December 31, 2025. Following the restructuring proceedings affecting Veracyte SAS, as of August 2025 Veracyte SAS no longer provides biopharmaceutical services, contract manufacturing or contract development services. Revenue included in biopharmaceutical and other revenue for the three months ended March 31, 2026 and 2025 was as follows (in thousands of dollars):

	Three Months Ended March 31,
	2026	2025
Biopharmaceutical revenue	$301	$2,297
Contract manufacturing and testing	—	1,287
Total	$301	$3,584

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

Cost of Product Revenue

Cost of product revenue consists primarily of costs of diagnostic kit components and reagents, labor, delivery costs and royalties for licensed technologies included in the Company's products. Subsequent to the restructuring proceedings affecting Veracyte SAS in August 2025, the costs of diagnostic kit components and reagents and labor costs are paid to a third-party contract manufacturer. The cost of the finished product is recognized in the period the related revenue is recognized.

Cost of Biopharmaceutical and Other Revenue

Cost of biopharmaceutical and other revenue consists of costs of performing activities under arrangements that require the Company to license or provide access to its assets or laboratory testing services, as well as costs incurred in providing

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
contracted research and development and manufacturing activities. These costs are mainly composed of compensation, manufacturing and laboratory supplies, and pass-through costs. Following the restructuring proceedings affecting Veracyte SAS, as of August 2025 Veracyte SAS no longer provides biopharmaceutical services, contract manufacturing or contract development services.

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update, or ASU, 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 will require public business entities to disclose in the notes to the financial statements, at each interim and annual reporting period, specific information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement, and the total amount of an entity's selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

2. Net Income Per Common Share

Basic earnings per share, or EPS, is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period. In loss periods, basic and diluted loss per share are identical since the effect of potentially dilutive common shares is antidilutive and therefore excluded. Potentially dilutive common shares from equity awards are determined using the average share price for each period under the treasury stock method. In addition, proceeds from exercises of equity awards and the average amount of unrecognized compensation expense for equity awards are assumed to be used to repurchase shares. The following table sets forth the computation of basic and diluted EPS (in thousands, except per-share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator for basic and diluted EPS — net income (A)	$28,707	$7,047
Denominator for basic EPS — weighted average shares (B)	79,537	78,028
Effect of potentially dilutive common stock from:
Shares of common stock subject to outstanding options	490	671
Restricted stock units	1,243	1,320
Employee stock purchase plan	44	37
Dilutive potential common shares	1,777	2,028
Denominator for diluted EPS — adjusted weighted average shares and assumed conversions (C)	81,314	80,056
Basic EPS (A / B)	$0.36	$0.09
Diluted EPS (A / C)	$0.35	$0.09
Common stock equivalent shares excluded from the dilutive calculation due to antidilutive effect:
Shares of common stock subject to outstanding options	162	305
Restricted stock units	73	27
Anti-dilutive potential common shares	235	332

3. Balance Sheet Components

Goodwill

Goodwill was $767.2 million as of both March 31, 2026 and December 31, 2025. The Company has not recorded any impairment related to goodwill.

Intangible Assets, Net

Intangible assets include finite-lived product technology, customer relationships, licenses and trade names and indefinite-lived in-process research and development. Intangible assets consisted of the following (in thousands of dollars):

	March 31, 2026			December 31, 2025			Weighted Average Remaining Amortization Period (Years)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Percepta product technology	$16,000	$(11,733)	$4,267	$16,000	$(11,467)	$4,533	4
Prosigna product technology	4,120	(1,740)	2,380	4,120	(1,671)	2,449	8.7
Decipher product technology	97,300	(45,930)	51,370	97,300	(43,558)	53,742	6.3
Decipher trade names	4,000	(4,000)	—	4,000	(3,843)	157
C2i developed technology	25,300	(3,654)	21,646	25,300	(3,233)	22,067	12.8
Total finite-lived intangibles	146,720	(67,057)	79,663	146,720	(63,772)	82,948	8.0
In-process research and development	6,200	—	6,200	6,200	—	6,200
Total intangible assets	$152,920	$(67,057)	$85,863	$152,920	$(63,772)	$89,148

Acquisition-related intangibles are generally finite-lived and are carried at cost less accumulated amortization. Amortization of the finite-lived intangible assets is recognized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized.

Amortization expense of $3.3 million and $3.2 million was recognized for the three months ended March 31, 2026 and 2025, respectively.

The estimated future aggregate amortization expense as of March 31, 2026 is as follows (in thousands of dollars):

Year Ending December 31,	Amounts
2026 remainder of year	$9,386
2027	12,515
2028	12,515
2029	12,515
2030	11,715
Thereafter	21,017
Total	$79,663

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands of dollars):

	March 31, 2026	December 31, 2025
Accrued compensation expenses	$18,935	$27,459
Accrued other	24,194	21,342
Total accrued liabilities	$43,129	$48,801

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

The carrying amounts of certain financial instruments of the Company, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The fair value of the Company’s financial assets include treasury bills, money market funds and deposits for leases of the Company's facilities. As of March 31, 2026 and December 31, 2025, the Company had the following financial instruments measured at fair value (in thousands of dollars):

March 31, 2026	Level I	Level II	Level III	Total	Balance Sheet Line	Recorded Method
Assets
Money market funds	$29,659	$—	$—	$29,659	Cash and cash equivalents	Fair value
Treasury bills	100,924	—	—	100,924	Short-term investments	Amortized cost
Certificates of deposit	—	75,000	—	75,000	Short-term investments	Amortized cost
Deposits for the leases	1,657	—	—	1,657	Restricted cash	Fair value
Total assets	$132,240	$75,000	$—	$207,240
Liabilities
Acquisition-related contingent consideration	$—	$—	$1,239	$1,239	Acquisition-related contingent consideration	Fair value

December 31, 2025	Level I	Level II	Level III	Total	Balance Sheet Line	Recorded Method
Assets
Money market funds	$29,300	$—	$—	$29,300	Cash and cash equivalents	Fair value
Treasury bills	50,300	—	—	50,300	Cash and cash equivalents	Fair value
Treasury bills	50,311	—	—	50,311	Short-term investments	Amortized cost
Deposits for the leases	1,648	—	—	1,648	Restricted cash	Fair value
Total assets	$131,559	$—	$—	$131,559
Liabilities
Acquisition-related contingent consideration	$—	$—	$1,589	$1,589	Acquisition-related contingent consideration	Fair value

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
There were no transfers between Levels 1, 2 or 3 for the three months ended March 31, 2026 and 2025.

As of March 31, 2026 and December 31, 2025, the contingent consideration related to the acquisition of the exclusive global diagnostic license to the nCounter Analysis System was remeasured to $1.2 million and $1.6 million, respectively. For the three months ended March 31, 2026 and 2025, reversal of expense of $0.4 million and zero, respectively, was recorded. As of March 31, 2026, the achievement of one of the milestones is forecasted to occur within the next 12 months. As a result, $1.0 million of the contingent consideration is included in short term liabilities at March 31, 2026.

The fair value of contingent consideration includes inputs that are not observable in the market. The estimation of the fair value of the contingent consideration is based on the present value of the expected payments calculated by assessing the likelihood of when the related milestones would be achieved and estimating the Company's borrowing rate. These estimates form the basis for making judgments about the carrying value of the contingent consideration that are not readily apparent from other sources. Changes to the forecasts for the achievement of the milestones and the borrowing rate can significantly affect the estimated fair value of the contingent consideration. As of March 31, 2026 and December 31, 2025, the Company calculated the estimated fair value of the milestones using the following significant unobservable inputs:

	Value or Range (Weighted-Average)
Unobservable input	March 31, 2026	December 31, 2025
Discount rate	5.3%	4.8%
Probability of achievement	4% - 30% (25%)	4% - 40% (34%)

Short-Term Investments Held-to-Maturity

The Company's short-term investments consist of United States treasury securities and certificates of deposit with maturities, at the time of purchase, that were between three months and one year. Based upon the Company's intent and ability to hold its short-term investments to maturity, the Company classified these investments as held-to-maturity and recorded them at amortized cost. As of March 31, 2026 and December 31, 2025, the Company had the following short-term investments (in thousands of dollars):

	March 31, 2026
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Treasury bills	$100,924	$57	$—	$100,981
Certificates of deposit	75,000	—	(125)	74,875
Total short-term investments	$175,924	$57	$(125)	$175,856

	December 31, 2025
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Treasury bills	$50,311	$69	$—	$50,380

5. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory facilities in the U.S., including in South San Francisco and San Diego, California and Austin, Texas, and, prior to August 2025, in Marseille, France. Effective August 2025, in connection with the restructuring proceeding in Veracyte SAS, the Company is no longer a party to the lease in Marseille, France. The lease terms of the Company’s leases as of March 31, 2026 extend to March 2040 and contain extension of lease terms and expansion options. The leases have a weighted average remaining lease term of 11.0 years as of March 31, 2026. The Company had deposits of $1.7 million and $1.6 million included in long-term assets as of March 31, 2026 and December 31, 2025,

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
respectively, restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the leases.

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

Future minimum lease payments under non-cancelable operating leases as of March 31, 2026 are as follows (in thousands of dollars):

Year Ending December 31,	Amounts
Remainder of 2026	$2,952
2027	6,999
2028	7,173
2029	6,858
2030	7,055
Thereafter	40,405
Total future minimum lease payments	71,442
Less: amount representing interest	32,109
Present value of future lease payments	39,333
Less: short-term lease liabilities	4,347
Long-term lease liabilities	$34,986

The Company recognizes operating lease expense on a straight-line basis over the non-cancelable lease period. The following table summarizes operating lease expense and cash paid for amounts included in the measurement of lease liabilities (in thousands of dollars):

	Three Months Ended March 31,
	2026	2025
Operating lease expense	$1,771	$2,254
Cash paid for amounts included in the measurement of lease liabilities	$1,362	$1,922

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

On May 1, 2025, the Company filed a complaint in federal court in the Eastern District of Texas alleging that Sonic Healthcare USA, Inc., the healthcare company that is believed to offer ThyroSeq v3, is infringing three of the Company’s patents related to molecular testing of thyroid nodules. The complaint seeks treble damages, attorneys’ fees and costs as well as injunctive relief. On June 4, 2025, the Company filed an amended complaint asserting two additional patents. On July 21, 2025, Sonic Healthcare USA, Inc. filed an answer and a motion to dismiss. The court denied Sonic Healthcare USA, Inc.’s motion to dismiss on January 20, 2026. The jury trial is currently scheduled for the first quarter of next year.

6. Stockholders’ Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows:

	March 31, 2026	December 31, 2025
Stock options and restricted stock units issued and outstanding	5,620,597	4,806,993
Stock options and restricted stock units available for grant under stock option plans	9,704,039	10,937,821
Common stock available for the Employee Stock Purchase Plan	798,732	895,255
Total	16,123,368	16,640,069

7. Components of Other Income

Other income, net consists of the following (in thousands of dollars):

	Three Months Ended March 31,
	2026	2025
Interest income	$3,478	$2,762
Settlement of escrow claims	4,179	—
Interest expense	—	—
Gain (loss) on currency revaluation	23	1,546
Other	(352)	216
Total	$7,328	$4,524

8. Segment

The chief operating decision maker for the Company is the Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and assessing financial performance. The Company has a single reporting unit associated with the development and commercialization of diagnostic tests and biopharmaceutical services. The accounting policies of the Company's single segment are the same as those described in the summary of significant accounting policies in Note 1, Organization, Description of Business and Summary of Significant Accounting Policies. The chief operating decision maker assesses performance of the Company's single segment and decides how to allocate resources based on consolidated net income. Under the current organizational structure, this measure is not discretely available or required individually for any of the Company’s business activities and is only available at the consolidated level. The monitoring of budgeted versus actual results are used in assessing performance of the Company's single segment, allocating resources and in establishing management’s compensation. The Company's chief operating decision maker intends for all revenue generating activities to rely on cross-functional activities across the consolidated entity in order to operate. No individual besides the chief operating decision maker has been tasked with reviewing discrete operating results of the business activities, nor is there any intent to bifurcate the overall business review process to produce discrete operating results specific to any of the Company's business activities. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. Consolidated revenue does not include any inter-segment sales or transfers.

Information about reported segment revenue, measures of segment profit or loss, significant segment expenses and reconciliation to income from operations was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue:
Testing revenue	$135,091	$107,309
Product revenue	3,679	3,580
Biopharmaceutical and other revenue	301	3,584
Total revenue	139,071	114,473
Cost of revenue:
Cost of testing revenue:
Laboratory supplies and reagents expense	12,314	13,067
Sample collection expense	3,288	2,825
Compensation expense	9,804	5,611
Other cost of testing revenue (1)	4,937	3,385
Allocation of facilities and IT expenses	2,963	3,372
Total cost of testing revenue	33,306	28,260
Cost of product revenue:
Product costs	1,401	109
License fees and royalties	313	324
Other cost of product revenue (2)	174	792
Allocation of facilities and IT expenses	3	197
Total cost of product revenue	1,891	1,422
Cost of biopharmaceutical and other revenue:
Compensation expense	—	1,240
Other cost of biopharmaceutical and other revenue (3)	8	1,044
Allocation of facilities and IT expenses	—	414
Total cost of biopharmaceutical and other revenue	8	2,698
Intangible asset amortization - cost of revenue	2,707	2,585
Gross profit	101,159	79,508
Operating expenses:
Research and development:
Compensation expense	15,547	9,748
Direct research and development expense	4,198	4,141
Other research and development expenses (4)	5,460	1,815
Allocation of facilities and IT expenses	1,893	2,016
Total research and development	27,098	17,720
Selling and marketing:
Compensation expense	19,972	17,635
Direct marketing expense	1,455	710
Other selling and marketing expenses (5)	4,561	3,853
Allocation of facilities and IT expenses	1,168	2,256
Total selling and marketing	27,156	24,454
General and administrative:
Compensation expense	16,236	20,173
Other general and administrative expenses (6)	13,471	21,890
Allocation of facilities and IT expenses	(6,027)	(8,255)
Total general and administrative	23,680	33,808
Intangible asset amortization - operating expenses	579	622
Other income, net	(7,328)	(4,524)
Income tax provision	1,267	381
Net income	$28,707	$7,047
________________

(1)Other cost of testing revenue includes cytopathology services, depreciation and amortization and other expenses.
(2)Other cost of product revenue includes contract manufacturing fees, license fees and royalties, depreciation and amortization and other expenses.
(3)Other cost of biopharmaceutical and other revenue includes professional fees, information technology expense, depreciation and amortization and other expenses.
(4)Other research and development expenses include depreciation and amortization and other expenses.
(5)Other selling and marketing expenses include travel, entertainment, conference and other expenses.
(6)Other general and administrative expenses include professional fees, information technology expense, occupancy costs, depreciation and amortization, contingent consideration and other expenses.

9. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate applied to the Company’s year to date income and is adjusted for discrete items recorded in the period. For the three months ended March 31, 2026 and 2025, the Company’s effective tax rate was 4.2% and 5.1%, respectively. For the three months ended March 31, 2026 and 2025, the primary difference between the effective tax rate and the federal statutory rate is driven by unfavorable permanent differences, offset by the full valuation allowance the Company has established on its federal, state and foreign net operating losses and credits.

The Company recorded income tax expense of $1.3 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively. The provision for income taxes recorded in the three months ended March 31, 2026 and 2025 consists primarily of federal, state and foreign income taxes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, or our Annual Report.

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

Overview

We are a global diagnostics company that empowers clinicians with the high-value insights they need to guide and assure patients at pivotal moments in the race to diagnose and treat cancer. Our high-performing tests enable clinicians to make more confident diagnostic, prognostic and predictive treatment decisions, as well as the detection of disease recurrence. Insights from these tests help patients avoid unnecessary procedures and interventions and accelerate time to appropriate treatment, thereby improving outcomes for patients across our global markets.
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
We are aiming to expand our role across the cancer continuum with the addition of our minimal residual disease, or MRD platform, TrueMRD platform, and our assays. This will broaden our portfolio of tests to help monitor the success of a therapeutic or surgical intervention, and support the determination of the best course of action for each patient.

Macroeconomic Factors

Recent macroeconomic factors, such as interest rate fluctuations and inflation in the United States and other markets, evolving international trade policies and government actions relating to tariffs, as well as volatility in the global banking and finance systems, geopolitical challenges and other measures that restrict international trade, have resulted in volatility in the capital and credit markets globally. Moreover, the continued fluctuation and reduced valuation of the U.S. dollar compared to other currencies has impacted and may continue to impact our results of operations. We intend to continue to monitor macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions as appropriate. In addition, macroeconomic effects of regional conflicts like those in the Middle East and between Russia and Ukraine may adversely impact our business and operating results. Finally, the ongoing conflict in the Middle East and related political, military and security conditions in and around Israel may disrupt our Israel business operations and employees that we acquired through our acquisition of 100% of the outstanding equity interests of C2i, or the C2i Acquisition.

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
•the seasonality inherent in our business, such as the impact of workdays per period, weather-related disruptions, timing of industry conferences and timing of when patient deductibles are exceeded, which also impacts the reimbursement we receive from insurers;
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

Our sales teams are aligned under our general manager-based structure to focus on specific products and markets. If we are unable to expand the base of prescribing physicians and penetration within these accounts at an acceptable rate, or if we are not able to execute our strategy for increasing reimbursement and associated collections, we may not be able to effectively increase our revenue. We expect to continue to see pressure from payers to limit the utilization of tests, generally, and we believe more payers are deploying cost containment tactics, such as requiring prior authorization, reduction of the payer portion of reimbursement and employing laboratory benefit managers to reduce utilization rates. Revenue growth also depends on our ability to secure reimbursement from government payers at a reimbursement rate that is consistent with past reimbursement rates. Changes or implementation of government regulations or reimbursement policies, including under the Protecting Access to Medicare Act of 2014, or PAMA, could result in lower reimbursement rates for our tests. Any such reductions could negatively affect our revenues and margins.

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

New Product Development

A significant aspect of our business is our investment in development activities, including activities related to the development of new tests, as well as modifications and enhancements to our current tests, including the ongoing development of our Prosigna LDT test and TrueMRD platform. In addition to these development activities, we also perform clinical evidence studies which are critical to gaining clinician adoption of our tests, driving favorable coverage decisions by payers, as well as gaining guideline inclusion for such tests.

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

Financial Overview

Revenue

Through March 31, 2026, we derived the majority of our revenue as testing revenue from the sale of Decipher Prostate and Afirma tests, delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of cash collection from the third-party payer and individual patients. Third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows for the periods presented:

	Three Months Ended March 31,
	2026	2025
Medicare	34%	33%
UnitedHealthcare	13%	13%
	47%	46%

In the above table, Medicare Advantage plans are included with their associated private payer amounts and Medicare amounts do not include Medicare Advantage.

Cost of Testing Revenue

The components of our cost of testing revenue are sample collection kit costs, reagent expenses, compensation expense, license fees and royalties, depreciation, customer service, other expenses such as equipment and laboratory supplies, and allocations of facility and information technology expenses. We expect cost of testing revenue in absolute dollars to increase as the number of tests we perform increases. However, we expect that the cost per test will decrease over time due to leveraging fixed costs, efficiencies we may gain as test volume increases and process enhancements such as automation, implementation of new technologies and other cost reductions. As we introduce new tests, initially our cost per test will be high as we expect to run suboptimal batch sizes, quality control batches, test batches, registry samples, and generally incur costs that may suppress or reduce gross margins. This will disproportionately increase our aggregate cost of testing revenue until we achieve processing efficiencies.

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

Research and Development

Research and development expenses primarily include compensation expense, direct research and development expenses such as laboratory supplies and costs associated with setting up and conducting clinical studies at domestic and international sites, software development expenses, professional fees, depreciation and amortization, other miscellaneous expenses and allocation of facility and information technology expenses. Further, research and development expenses include costs to collect clinical samples and conduct clinical studies to develop and support our products and pipeline, as well as develop future technology. We expense all research and development costs in the periods in which they are incurred. We incurred a majority of our research and development expenses in the three months ended March 31, 2026 and the year ended December 31, 2025 in support of our early-stage products, including support for the development and validation of our TrueMRD platform, as well as our Prosigna LDT test, the development of new IVD products and discovery. Going forward, we expect to incur significant expense as we invest in the continued development of our innovation engine, early-stage products including our TrueMRD platform, required clinical studies and the development of current IVD tests.

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

General and Administrative

General and administrative expenses include compensation expenses for executive officers and administrative, billing personnel, professional fees for legal and audit services, occupancy costs, depreciation and amortization, and other expenses such as information technology, acquisition related costs and miscellaneous expenses, offset by allocation of facility and information technology expenses to other functions. We expect general and administrative expenses to continue to increase as we build our infrastructure to scale revenue growth, and to decline as a percentage of revenue thereafter.

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

Other Income (Loss), Net

Other income (loss), net consists primarily of interest income from our cash held in interest bearing accounts and our short-term investments, realized and unrealized gains and losses on foreign currency transactions, settlement of escrow claims and, prior to the restructuring proceedings affecting Veracyte SAS in August 2025, French tax credits.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025 (in thousands of dollars, except percentages and test volume):

	Three Months Ended March 31,
	2026	2025	Change	%
Revenue:
Testing revenue	$135,091	$107,309	$27,782	26%
Product revenue	3,679	3,580	99	3%
Biopharmaceutical and other revenue	301	3,584	(3,283)	(92)%
Total revenue	139,071	114,473	24,598	21%
Cost of revenue:
Cost of testing revenue	33,306	28,260	5,046	18%
Cost of product revenue	1,891	1,422	469	33%
Cost of biopharmaceutical and other revenue	8	2,698	(2,690)	(100)%
Intangible asset amortization - cost of revenue	2,707	2,585	122	5%
Total cost of revenue	37,912	34,965	2,947	8%
Gross profit	101,159	79,508	21,651	27%
Operating expenses:
Research and development	27,098	17,720	9,378	53%
Selling and marketing	27,156	24,454	2,702	11%
General and administrative	23,680	33,808	(10,128)	(30)%
Intangible asset amortization - operating expenses	579	622	(43)	(7)%
Total operating expenses	78,513	76,604	1,909	2%
Income from operations	22,646	2,904	19,742	680%
Other income, net	7,328	4,524	2,804	62%
Income before income taxes	29,974	7,428	22,546	304%
Income tax provision	1,267	381	886	233%
Net income	$28,707	$7,047	$21,660	307%
Other Operating Data:
Diagnostic tests reported	45,248	38,078	7,170	19%
Product tests sold	2,367	2,577	(210)	(8)%
Total test volume	47,615	40,655	6,960	17%

Depreciation and amortization expense	$5,430	$5,362	$68	1%
Stock-based compensation expense	$12,761	$10,958	$1,803	16%

Revenue

Revenue increased $24.6 million for the three months ended March 31, 2026 compared to the same period in 2025. This was primarily due to a $27.8 million increase in testing revenue partially offset by a $3.3 million decrease in our biopharmaceutical and other revenue. The 26% growth in testing revenue was primarily driven by a 19% volume increase, as well as improved ASP and prior period collections. The Biopharmaceutical and other revenue decrease was due to the discontinuation of biopharmaceutical services, contract manufacturing or contract development services previously conducted in France, following the restructuring proceedings affecting Veracyte SAS, as of August 2025.

Product revenue was flat for the three months ended March 31, 2026 compared to the same periods in 2025.

Cost of revenue

Comparison of the three months ended March 31, 2026 and 2025 is as follows (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2026	2025	Change	%
Cost of testing revenue:
Laboratory supplies and reagents expense	$12,314	$13,067	$(753)	(6)%
Sample collection expense	3,288	2,825	463	16%
Compensation expense	9,804	5,611	4,193	75%
Cytopathology services	1,662	1,455	207	14%
Depreciation and amortization	709	430	279	65%
Other expenses	2,566	1,500	1,066	71%
Allocations	2,963	3,372	(409)	(12)%
Total	$33,306	$28,260	$5,046	18%
Cost of product revenue:
Product costs	$1,401	$109	$1,292	1,185%
License fees and royalties	313	324	(11)	(3)%
Depreciation and amortization	70	178	(108)	(61)%
Other expenses	104	614	(510)	(83)%
Allocations	3	197	(194)	(98)%
Total	$1,891	$1,422	$469	33%
Cost of biopharmaceutical and other revenue:
Compensation expense	$—	$1,240	$(1,240)	(100)%
Depreciation and amortization	8	48	(40)	(83)%
Other expenses	—	996	(996)	(100)%
Allocations	—	414	(414)	(100)%
Total	$8	$2,698	$(2,690)	(100)%
Intangible asset amortization - cost of revenue	$2,707	$2,585	$122	5%

Cost of testing revenue increased $5.0 million, or 18%, for the three months ended March 31, 2026 compared to the same period in 2025. The increase in cost of testing revenue was due to increased volume in testing, higher staffing to support higher volume, the build out of infrastructure related to current and future growth expectations, primarily related to Decipher Prostate and Afirma tests, and the assignment of customer service expenses directly to cost of revenue. These increases were partially offset by lab efficiencies and lower allocated expenses.

Cost of product revenue increased $0.5 million, or 33%, for the three months ended March 31, 2026 compared to the same periods in 2025. The increase for the three months ended March 31, 2026 is primarily related to the transition to contract manufacturing of Prosigna kits.

Cost of biopharmaceutical and other revenue includes labor costs, laboratory supplies and pass-through expenses incurred. Cost of biopharmaceutical and other revenue for the three months ended March 31, 2026 decreased by $2.7 million compared to the same periods in 2025, driven primarily by a continued decline in biopharmaceutical services, as well as contract development and manufacturing services projects as a result of the restructuring proceedings affecting Veracyte SAS that were underway throughout 2025.

Research and development

Research and development expense increased $9.4 million, or 53%, for the three months ended March 31, 2026 compared to the same period in 2025. The increase was primarily due to a $6.0 million increase from the assignment of research and development related software expenses previously accounted for in general and administrative and partially allocated. This was due to the addition of the Chief Development and Technology Officer and that these expenses are now fully dedicated to product development objectives. General and administrative expense allocations and compensation expense associated with added headcount and annual merit increases also increased. Spend supporting direct research and product development expense related to our ongoing development costs for our CLIA tests and MRD strategies increased but was partially offset by the impact of the deconsolidation of Veracyte SAS in August 2025.

Selling and marketing

Selling and marketing expense increased $2.7 million, or 11%, for the three months ended March 31, 2026 compared to the same period in 2025. The increase was primarily due to annual merit increases and headcount additions. Direct marketing expense increased primarily due to website design costs and expenses related to the anticipated launch of new tests.

General and administrative

General and administrative expense decreased by $10.1 million for the three months ended March 31, 2026, compared to the same period in 2025. The results were impacted primarily by a $6.0 million decrease related to the assignment of software development expenses, previously included in General and administrative expense allocations, directly to research and development, the assignment of customer service expenses directly to cost of revenue, as well as a decline in professional fees related to lower legal, audit and tax fees in the quarter. These decreases were offset by fewer allocations and reductions in the revaluation of contingent consideration related to the acquisition of C2i recognized in the prior year. General and administrative expenses related to occupancy costs and information technology costs, excluding software development, are allocated to general and administrative expense, selling and marketing expense, research and development expense, and cost of revenue based on the headcount and employee location.

Other income, net

Other income, net, increased $2.8 million for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to the settlement of escrow claims of $4.2 million and an increase of $0.7 million from interest income, partially offset by a decrease of $1.5 million due to foreign currency revaluation.

Income tax expense

We recorded income tax expense of $1.3 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively.

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

Liquidity and Capital Resources

As of March 31, 2026, we had cash and cash equivalents and short-term investments of $439.1 million. During the three months ended March 31, 2026, our cash and cash equivalents and short-term investments increased by $26.2 million. Historically, we have obtained financing primarily through sales of our equity securities. Beginning in 2023, our operations have been financed primarily by cash flows generated by our revenue. For the three months ended March 31, 2026, we had net income of $28.7 million, but we may not sustain profitability in the future. As of March 31, 2026, we had an accumulated deficit of $348.9 million.

We expect to continue to generate cash and our near- and longer-term liquidity requirements will continue to consist of costs to run our laboratories, research and development expenses, selling and marketing expenses, general and administrative expenses, working capital, capital expenditures, lease obligations, and general corporate expenses associated with the growth of our business. However, we may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to generate cash flows from our revenue to finance our cash requirements, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. If we are not able to secure additional financing when needed, or on terms that are favorable to us, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives, or forgo potential acquisitions or investments. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to us. Moreover, ongoing instability in the global credit markets or the banking system may impact our liquidity both in the short term and long term.

Our material cash requirements include the following obligations:

Operating Leases

We lease office and laboratory facilities in the U.S., including in South San Francisco and San Diego, California and Austin, Texas. Effective August 2025, in connection with the restructuring proceeding in Veracyte SAS, we are no longer a party to the lease in Marseille, France. The lease terms of our leases as of March 31, 2026 extend to March 2040 and contain extension of lease term and expansion options. As of March 31, 2026, the leases have a weighted average remaining lease term of 11.0 years and total future minimum lease payments of $71.4 million.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025 (in thousands of dollars):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$35,215	$5,362
Net cash used in investing activities	(127,961)	(51,818)
Net cash used in financing activities	(6,629)	(6,484)

Cash Flows from Operating Activities

Cash provided by operating activities for the three months ended March 31, 2026 was $35.2 million. Our net income of $28.7 million includes non-cash charges of $12.8 million of stock-based compensation expense, $5.4 million of depreciation and amortization, of which $3.3 million was related to intangible asset amortization, non-cash lease expense of $0.7 million, amortization of discount on short-term investments of $0.6 million, non-cash gains of $0.4 million from the revaluation of contingent consideration, loss of $0.4 million on the disposal of fixed assets, and $0.1 million from the effect of foreign currency changes on operations. Cash used as a result of changes in operating assets and liabilities was $11.7 million, primarily composed of a decrease in accrued liabilities and deferred revenue of $6.1 million, an increase in accounts receivable of $5.6 million, an increase in prepaid expenses and other current assets of $1.3 million, an increase in supplies of $0.9 million, a decrease in operating lease liabilities of $0.3 million partially offset by an increase in accounts payable of $2.6 million.

Cash provided by operating activities for the three months ended March 31, 2025 was $5.4 million. Our net income of $7.0 million includes non-cash charges of $11.0 million of stock-based compensation expense, $5.4 million of depreciation and amortization, of which $3.2 million was related to intangible asset amortization, non-cash lease expense of $0.9 million, non-cash gains of $2.0 million from the revaluation of contingent consideration and $1.6 million from the effect of foreign currency changes on operations. Cash used as a result of changes in operating assets and liabilities was $14.5 million, primarily composed of a decrease in accrued liabilities and deferred revenue of $8.9 million, an increase in accounts receivable of $7.1 million, an increase in prepaid expenses and other current assets of $2.9 million, and an increase in supplies and inventory of $2.3 million partially offset by an increase in accounts payable of $7.1 million.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2026 was $128.0 million, consisting of the purchase of $125.0 million of short-term investments and $3.0 million used in the purchase of property, plant and equipment.

Cash used in investing activities for the three months ended March 31, 2025 was $51.8 million, consisting of $50.0 million from the purchase of short-term investments and $1.8 million used in the purchase of property, plant and equipment.

Cash Flows from Financing Activities

Cash used in financing activities for the three months ended March 31, 2026 was $6.6 million, consisting of $9.4 million in tax payments during the period related to the vesting of restricted stock units granted to employees, partially offset by $2.7 million in proceeds from the exercise of options to purchase our common stock and the purchase of stock under our Employee Stock Purchase Plan, or ESPP.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents and short-term investments of $439.1 million as of March 31, 2026 which consisted of bank deposits, money market funds and United States treasury securities. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements. This analysis is based on a sensitivity model that measures market value changes when changes in interest rates occur. Any realized gains or losses resulting from such interest rate changes and from the current unrealized gains or losses would only occur if we sold the investments prior to maturity. We do not enter into investments for trading purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Foreign Currency Risk

As of March 31, 2026 we held $1.8 million of bank deposits denominated in Euros. Such Euro denominated deposits carry a degree of risk from changes in currency exchange rates as the gains or losses from changes in exchange rates are included in our net income and comprehensive income (loss). As of March 31, 2026 a hypothetical 10% appreciation or depreciation of the U.S. dollar relative to the Euro would not have had a material impact on our condensed consolidated financial statements. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency risk.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of March 31, 2026 at the reasonable assurance level.

(b)Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1.  Legal Proceedings

The information set forth in Note 5, Commitments and Contingencies, under the heading “Contingencies,” in the notes to our condensed consolidated financial statements included elsewhere in this report is incorporated herein by reference

Item 1A.  Risk Factors

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(A) Bylaw Amendment

The Board of Directors of the Company amended and restated the Company’s amended and restated bylaws (as so amended and restated, the “Bylaws”), effective May 1, 2026. The amendments implement a cure process for certain deficiencies in director nomination notices submitted by stockholders. For nomination notices received by the Company within the time period specified in the Bylaws, the Company will notify stockholders of deficiencies in the notice and there will be an opportunity to cure such deficiencies within the time period specified.

This description of the amendments to the Bylaws is not complete and is qualified in its entirety by reference to the text of the Bylaws filed as Exhibit 3.2 to this report.

(C) Insider Trading Arrangements

During the three months ended March 31, 2026, none of our officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

Item 6.  Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.2	Amended and Restated Bylaws of the Registrant					X
10.1	Offer Letter, dated as of February 24, 2026, between Kevin Haas and the Registrant					X
10.2	Change of Control and Severance Agreement, effective March 24, 2026, between Kevin Haas and the Registrant					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)					X

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2026

VERACYTE, INC.

By:	/s/ Rebecca Chambers
Rebecca Chambers Chief Financial Officer