Form 10-Q
period 2026-06-30
VERACYTE, INC.
filed 2026-07-31
CIK 1384101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
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

As of July 27, 2026, there were 80,390,731 shares of common stock, par value $0.001 per share, outstanding.

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

In some cases, you can identify forward-looking statements by such terminology as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “ongoing,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative of these terms or similar expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these words. These are statements that relate to future events and include, but are not limited to, statements about:

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
•our expectations regarding our ability to drive demand for and reimbursement of our tests;
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

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements-(Unaudited)

VERACYTE, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share and par value amounts)

	June 30, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$299,521	$362,578
Short-term investments	185,711	50,311
Accounts receivable	54,177	44,660
Supplies	22,656	20,546
Prepaid expenses and other current assets	12,710	10,281
Total current assets	574,775	488,376
Property, plant and equipment, net	21,933	22,192
Right-of-use assets, operating leases	35,163	36,599
Intangible assets, net	82,700	89,148
Goodwill	767,154	767,154
Restricted cash	1,666	1,648
Other assets	2,975	902
Total assets	$1,486,366	$1,406,019
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,024	$4,593
Accrued liabilities	47,677	48,801
Current portion of deferred revenue	597	1,160
Current portion of acquisition-related contingent consideration	662	1,332
Current portion of operating lease liabilities	5,776	4,051
Total current liabilities	62,736	59,937
Deferred tax liabilities	637	646
Acquisition-related contingent consideration, net of current portion	259	257
Operating lease liabilities, net of current portion	34,331	35,603
Total liabilities	97,963	96,443
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 80,363,927 and 79,359,005 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	80	79
Additional paid-in capital	1,719,695	1,695,339
Accumulated deficit	(323,433)	(377,630)
Accumulated other comprehensive loss	(7,939)	(8,212)
Total stockholders’ equity	1,388,403	1,309,576
Total liabilities and stockholders’ equity	$1,486,366	$1,406,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
 Condensed Consolidated Statements of Operations
 (Unaudited)
 (In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Testing revenue	$145,661	$122,263	$280,752	$229,572
Product revenue	3,858	3,598	7,537	7,178
Biopharmaceutical and other revenue	802	4,303	1,103	7,887
Total revenue	150,321	130,164	289,392	244,637
Cost of revenue:
Cost of testing revenue	36,309	32,407	69,615	60,667
Cost of product revenue	2,515	1,749	4,406	3,171
Cost of biopharmaceutical and other revenue	207	3,572	215	6,270
Intangible asset amortization - cost of revenue	2,741	2,667	5,448	5,252
Total cost of revenue	41,772	40,395	79,684	75,360
Gross profit	108,549	89,769	209,708	169,277
Operating expenses:
Research and development	29,442	16,264	56,540	33,984
Selling and marketing	28,263	25,316	55,419	49,770
General and administrative	27,443	32,331	51,123	66,139
Impairment of assets	—	20,505	—	20,505
Intangible asset amortization - operating expenses	421	621	1,000	1,243
Total operating expenses	85,569	95,037	164,082	171,641
Income (loss) from operations	22,980	(5,268)	45,626	(2,364)
Other income, net	3,543	6,518	10,871	11,042
Income before income taxes	26,523	1,250	56,497	8,678
Income tax provision	1,033	2,230	2,300	2,611
Net income (loss)	$25,490	$(980)	$54,197	$6,067
Earnings (loss) per share:
Basic	$0.32	$(0.01)	$0.68	$0.08
Diluted	$0.31	$(0.01)	$0.66	$0.08
Shares used to compute earnings (loss) per common share:
Basic	79,972,389	78,391,502	79,755,699	78,210,881
Diluted	82,059,442	78,391,502	81,753,292	79,905,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
 Condensed Consolidated Statements of Comprehensive Income
 (Unaudited)
 (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$25,490	$(980)	$54,197	$6,067
Other comprehensive income (loss):
Change in currency translation adjustments	282	16,682	273	24,131
Net comprehensive income	$25,772	$15,702	$54,470	$30,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2026	79,792	$80	$1,701,470	$(348,923)	$(8,221)	$1,344,406
Issuance of common stock on exercise of stock options and vesting of restricted stock units	572	—	8,433	—	—	8,433
Tax portion of vested restricted stock units	—	—	(4,294)	—	—	(4,294)
Stock-based compensation expense (employee)	—	—	13,688	—	—	13,688
Stock-based compensation expense (ESPP)	—	—	398	—	—	398
Net income	—	—	—	25,490	—	25,490
Currency translation adjustments	—	—	—	—	282	282
Balance at June 30, 2026	80,364	$80	$1,719,695	$(323,433)	$(7,939)	$1,388,403

Balance at December 31, 2025	79,359	$79	$1,695,339	$(377,630)	$(8,212)	$1,309,576
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	908	1	9,228	—	—	9,229
Issuance of common stock under employee stock purchase plan (ESPP)	97	—	1,939	—	—	1,939
Tax portion of vested restricted stock units	—	—	(13,658)	—	—	(13,658)
Stock-based compensation expense (employee)	—	—	26,073	—	—	26,073
Stock-based compensation expense (ESPP)	—	—	774	—	—	774
Net income	—	—	—	54,197	—	54,197
Currency translation adjustments	—	—	—	—	273	273
Balance at June 30, 2026	80,364	$80	$1,719,695	$(323,433)	$(7,939)	$1,388,403

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2025	78,306	$78	$1,660,435	$(436,936)	$(28,641)	$1,194,936
Issuance of common stock on exercise of stock options and vesting of restricted stock units	293	1	1,814	—	—	1,815
Tax portion of vested restricted stock units	—	—	(2,381)	—	—	(2,381)
Stock-based compensation expense (employee)	—	—	10,715	—	—	10,715
Stock-based compensation expense (ESPP)	—	—	270	—	—	270
Net loss	—	—	—	(980)	—	(980)
Currency translation adjustments	—	—	—	—	16,682	16,682
Balance at June 30, 2025	78,599	$79	$1,670,853	$(437,916)	$(11,959)	$1,221,057

Balance at December 31, 2024	77,773	$78	$1,655,961	$(443,983)	$(36,090)	$1,175,966
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	742	1	3,133	—	—	3,134
Issuance of common stock under ESPP	84	—	1,647	—	—	1,647
Tax portion of vested restricted stock units	—	—	(11,831)	—	—	(11,831)
Stock-based compensation expense (employee)	—	—	21,468	—	—	21,468
Stock-based compensation expense (ESPP)	—	—	475	—	—	475
Net income	—	—	—	6,067	—	6,067
Currency translation adjustments	—	—	—	—	24,131	24,131
Balance at June 30, 2025	78,599	$79	$1,670,853	$(437,916)	$(11,959)	$1,221,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income	$54,197	$6,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,268	10,851
Loss on disposal of property, plant and equipment	367	15
Stock-based compensation	26,847	21,943
Deferred income taxes	(9)	74
Noncash lease expense	1,436	1,600
Revaluation of acquisition-related contingent consideration	(668)	(2,879)
Effect of foreign currency on operations	(69)	(5,050)
Amortization of discount on short-term investments	(1,337)	(1,929)
Impairment loss	—	20,505
Changes in operating assets and liabilities:
Accounts receivable	(9,729)	(4,283)
Supplies	(2,110)	(2,863)
Prepaid expenses and other current assets	(2,429)	(5,460)
Other assets	(451)	540
Operating lease liabilities	453	(1,186)
Accounts payable	3,758	3,113
Accrued liabilities and deferred revenue	517	(2,091)
Net cash provided by operating activities	81,041	38,967
Investing activities
Purchase of short-term investments	(184,998)	(99,998)
Proceeds from maturity of short-term investments	50,935	51,061
Issuance of loan receivable	(1,622)	—
Purchases of property, plant and equipment	(5,821)	(3,105)
Net cash used in investing activities	(141,506)	(52,042)
Financing activities
Payment of taxes on vested restricted stock units	(13,658)	(11,831)
Proceeds from the exercise of common stock options and employee stock purchases	11,168	4,781
Net cash used in financing activities	(2,490)	(7,050)
Decrease in cash, cash equivalents and restricted cash	(62,955)	(20,125)
Effect of foreign currency on cash, cash equivalents and restricted cash	(84)	647
Net decrease in cash, cash equivalents and restricted cash	(63,039)	(19,478)
Cash, cash equivalents and restricted cash at beginning of period	364,226	240,631
Cash, cash equivalents and restricted cash at end of period	$301,187	$221,153
Supplementary cash flow information:
Purchases of property, plant and equipment included in accounts payable and accrued liability	$414	$505
Cash paid for tax	$1,517	$1,553
Cash, Cash Equivalents and Restricted Cash:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$299,521	$362,578
Restricted cash	1,666	1,648
Total cash, cash equivalents and restricted cash	$301,187	$364,226

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

The Company’s headquarters are in South San Francisco, California, and it has operations in San Diego, California, Austin, Texas, and Haifa, Israel.

The Company currently offers tests in prostate cancer (Decipher Prostate); thyroid cancer (Afirma); breast cancer (Prosigna); and bladder cancer (Decipher Bladder and TrueMRD for muscle-invasive bladder cancer, or MIBC).

The Company serves global markets with two complementary models. In the United States, it offers laboratory developed tests, or LDTs, through its centralized, CLIA certified laboratories in South San Francisco and San Diego, California, supported by its cytopathology expertise in Austin, Texas. Additionally, outside of the United States, the Company provides its Prosigna test to patients through distribution to laboratories and hospitals that can perform the tests locally as an in vitro diagnostic, or IVD, test.

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of June 30, 2026, the condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2026 and 2025, the condensed consolidated statements of stockholders' equity for the three and six months ended June 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results, stockholders' equity and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2025 has been derived from audited financial statements. The results for the three and six months ended June 30, 2026 are not indicative of the results expected for the full year or any other period. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company operates in one segment.

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

Reclassification

Certain prior period balances have been reclassified to conform to current period presentation of the Company’s condensed consolidated financial statements and accompanying notes. Such reclassifications have no effect on previously reported results of operations, accumulated deficit, subtotals of operating, investing or financing cash flows or consolidated balance sheet totals; however, for the six months ended June 30, 2025, the Company reclassified $1.9 million of amortization of discount on short-term investments from the changes in other assets caption in the condensed consolidated statements of cash flow to a separate caption, amortization of discount on short-term investments, within the operating activities section.

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

Through June 30, 2026, the Company has derived most of its revenue from the sale of Decipher Prostate and Afirma testing. To date, Decipher Prostate and Afirma testing have been delivered primarily to physicians in the United States.

The Company is also subject to credit risk from its accounts receivable related to its sales. Credit risk for accounts receivable from testing revenue is incorporated in testing revenue accrual rates as the Company assesses historical collection rates and current developments to determine accrual rates and amounts the Company will ultimately collect. The Company generally does not perform evaluations of customers’ financial condition for testing revenue and generally does not require collateral. The Company assesses credit risk and the amount of accounts receivable the Company will ultimately collect for product, biopharmaceutical and other revenue based on collection history, current developments and credit worthiness of the customer. The estimate of credit losses is not material as of June 30, 2026.

The Company’s total third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Medicare	33%	33%	33%	33%
UnitedHealthcare	13%	14%	13%	13%
	46%	47%	46%	46%

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

	June 30, 2026	December 31, 2025
Medicare	19%	20%
UnitedHealthcare	17%	14%

Cash and Cash Equivalents

The Company considers demand deposits in a bank, money market funds and highly liquid investments with maturities at the time of purchase of three months or less to be cash equivalents.

Short-Term Investments

The Company's short-term investments consist of United States treasury securities and certificates of deposit with maturities at the time of purchase that were between three months and one year. The Company classifies these investments as held-to-maturity debt securities, which are reported at amortized cost. Discounts or premiums from the purchase of the securities are recognized as a component of interest income in other income, net in the consolidated statements of operations. Investments are initially recorded net of an allowance for expected credit losses, if any, which are remeasured each period and any impairments are recognized as an expense. Unrealized gains and losses are not recognized in income. As of both June 30, 2026 and December 31, 2025, no allowances for expected credit losses had been recorded and there have been no impairment or credit losses on the Company's short-term investments.

Restricted Cash

The Company had deposits of $1.7 million and $1.6 million included in long-term assets as of June 30, 2026 and December 31, 2025, respectively, restricted from withdrawal and held by banks primarily in the form of collateral for irrevocable standby letters of credit held as security for the Company's leases.

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

Testing Revenue

The Company recognizes testing revenue from the sale of tests performed for customers, including patients and institutions, at the time test results are reported to physicians. Most tests requested by customers are sold without a written agreement; however, the Company determines that an implied contract exists with its customers for whom a physician will

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
order the test. The Company identifies each sale of its test to a customer as a single performance obligation. A stated contract price does not exist and the transaction price for each implied contract with a customer represents variable consideration. The Company uses the expected value method of estimating variable consideration. The Company estimates the variable consideration under the portfolio approach and considers the historical reimbursement data from third-party commercial and governmental payers and patients, as well as known or anticipated reimbursement trends not reflected in the historical data. The Company monitors the estimated amount to be collected in the portfolio at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Both the estimate and any subsequent revision contain uncertainty and require the use of significant judgment in the estimation of the variable consideration and application of the constraint for such variable consideration. The Company analyzes its actual cash collections over the expected reimbursement period and compares it with the estimated variable consideration for each payer group and any difference is recognized as an adjustment to estimated revenue after the expected reimbursement period, subject to assessment of the risk of future revenue reversal. For the three and six months ended June 30, 2026, the Company recorded $4.5 million and $8.7 million, respectively, and for the three and six months ended June 30, 2025 the Company recorded $1.8 million and $2.2 million, respectively, resulting from cash collections exceeding the estimated variable consideration related to tests reported in previous years, including revenue received from successful appeals of reimbursement denials, net of recoupments.

Product Revenue

The Company's product revenue primarily consists of the Prosigna IVD breast cancer assay and, to a much lesser extent, related diagnostic kits and services. Product revenue from diagnostic kits is generally recognized upon shipment from the contract manufacturer. Shipping and handling costs incurred for product shipments are included in product revenue. Revenue is presented net of the taxes that are collected from customers and remitted to governmental authorities.

Biopharmaceutical and Other Revenue

Accounts receivable from biopharmaceutical and other revenue was $1.4 million at June 30, 2026 and $3.6 million at December 31, 2025. Deferred revenue related to these agreements was $0.6 million at June 30, 2026 and $1.2 million at December 31, 2025. Following the restructuring proceedings affecting Veracyte SAS, as of August 2025 Veracyte SAS no longer provides biopharmaceutical services, contract manufacturing or contract development services. Revenue included in biopharmaceutical and other revenue for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Biopharmaceutical revenue	$802	$2,630	$1,103	$4,927
Contract manufacturing and testing	—	1,673	—	2,960
Total	$802	$4,303	$1,103	$7,887

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

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator for basic and diluted EPS — net income (A)	$25,490	$(980)	$54,197	$6,067
Denominator for basic EPS — weighted average shares (B)	79,972	78,392	79,756	78,211
Effect of potentially dilutive common stock from:
Shares of common stock subject to outstanding options	559	—	531	503
Restricted stock units	1,466	—	1,413	1,146
Employee stock purchase plan	62	—	53	45
Dilutive potential common shares	2,087	—	1,997	1,694
Denominator for diluted EPS — adjusted weighted average shares and assumed conversions (C)	82,059	78,392	81,753	79,905
Basic EPS (A / B)	$0.32	$(0.01)	$0.68	$0.08
Diluted EPS (A / C)	$0.31	$(0.01)	$0.66	$0.08
Common stock equivalent shares excluded from the dilutive calculation due to antidilutive effect:
Shares of common stock subject to outstanding options	144	2,303	148	535
Restricted stock units	19	3,725	51	129
Employee stock purchase plan	—	51	—	—
Anti-dilutive potential common shares	163	6,079	199	664

3. Balance Sheet Components

Goodwill

Goodwill was $767.2 million as of both June 30, 2026 and December 31, 2025. The Company has not recorded any impairment related to goodwill.

Intangible Assets, Net

Intangible assets include finite-lived product technology, customer relationships, licenses and trade names and indefinite-lived in-process research and development. Intangible assets consisted of the following (in thousands of dollars):

	June 30, 2026			December 31, 2025			Weighted Average Remaining Amortization Period (Years)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Percepta product technology	$16,000	$(12,000)	$4,000	$16,000	$(11,467)	$4,533	3.8
Prosigna product technology	4,120	(1,808)	2,312	4,120	(1,671)	2,449	8.4
Decipher product technology	97,300	(48,301)	48,999	97,300	(43,558)	53,742	6.0
Decipher trade names	4,000	(4,000)	—	4,000	(3,843)	157
C2i developed technology	31,500	(4,111)	27,389	25,300	(3,233)	22,067	13.1
Total finite-lived intangibles	152,920	(70,220)	82,700	146,720	(63,772)	82,948	8.3
In-process research and development	—	—	—	6,200	—	6,200
Total intangible assets	$152,920	$(70,220)	$82,700	$152,920	$(63,772)	$89,148

Acquisition-related intangibles are generally finite-lived and are carried at cost less accumulated amortization. Amortization of the finite-lived intangible assets is recognized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized. During the second quarter of 2026 following the launch of TrueMRD, in-process research and development intangibles of $6.2 million were reclassified to C2i developed technology intangibles and is being amortized over its estimated useful life.

Amortization of $3.2 million and $3.3 million was recognized for the three months ended June 30, 2026 and 2025, respectively, and an expense of $6.4 million and $6.5 million was recognized for the six months ended June 30, 2026 and 2025, respectively.

The estimated future aggregate amortization expense as of June 30, 2026 is as follows (in thousands of dollars):

Year Ending December 31,	Amounts
2026 remainder of year	$6,464
2027	12,928
2028	12,928
2029	12,928
2030	12,128
Thereafter	25,324
Total	$82,700

Impairment of Assets

The Company concluded, during the second quarter of 2025, that the long-lived assets of the Veracyte SAS asset group were not recoverable. As a result, the Company recorded a $20.5 million non-cash impairment charge for the three and six months ended December 31, 2025. The impairment related primarily to the Company's right-of-use assets; property, plant, and equipment; and certain tax credits. The impairment is included within the impairment of assets in the consolidated statement of operations.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands of dollars):

	June 30, 2026	December 31, 2025
Accrued compensation expenses	$25,131	$27,459
Accrued other	22,546	21,342
Total accrued liabilities	$47,677	$48,801

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

The carrying amounts of certain financial instruments of the Company, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The fair value of the Company’s financial assets include treasury bills, money market funds and deposits for leases of the Company's facilities. As of June 30, 2026 and December 31, 2025, the Company had the following financial instruments measured at fair value (in thousands of dollars):

VERACYTE, INC.
Notes to Financial Statements
(unaudited)

June 30, 2026	Level I	Level II	Level III	Total	Balance Sheet Line	Recorded Method
Assets
Money market funds	$29,989	$—	$—	$29,989	Cash and cash equivalents	Fair value
Treasury bills	95,711	—	—	95,711	Short-term investments	Amortized cost
Certificates of deposit	—	90,000	—	90,000	Short-term investments	Amortized cost
Deposits for the leases	1,666	—	—	1,666	Restricted cash	Fair value
Loan receivable	—	—	1,633	1,633	Other assets	Amortized cost
Total assets	$127,366	$90,000	$1,633	$218,999
Liabilities
Acquisition-related contingent consideration	$—	$—	$921	$921	Acquisition-related contingent consideration	Fair value

December 31, 2025	Level I	Level II	Level III	Total	Balance Sheet Line	Recorded Method
Assets
Money market funds	$29,300	$—	$—	$29,300	Cash and cash equivalents	Fair value
Treasury bills	50,300	—	—	50,300	Cash and cash equivalents	Fair value
Treasury bills	50,311	—	—	50,311	Short-term investments	Amortized cost
Deposits for the leases	1,648	—	—	1,648	Restricted cash	Fair value
Total assets	$131,559	$—	$—	$131,559
Liabilities
Acquisition-related contingent consideration	$—	$—	$1,589	$1,589	Acquisition-related contingent consideration	Fair value

There were no transfers between Levels 1, 2 or 3 for the six months ended June 30, 2026 and 2025.

As of June 30, 2026 and December 31, 2025, the contingent consideration related to the acquisition of the exclusive global diagnostic license to the nCounter Analysis System was remeasured to $0.9 million and $1.6 million, respectively. For the three and six months ended June 30, 2026, reversal of expense of $0.3 million and $0.7 million, respectively, and for both the three and six months ended June 30, 2025, reversal of expense of $1.0 million was recorded. As of June 30, 2026, the achievement of one of the milestones is forecasted to occur within the next 12 months. As a result, $0.7 million of the contingent consideration is included in short term liabilities at June 30, 2026.

The fair value of contingent consideration includes inputs that are not observable in the market. The estimation of the fair value of the contingent consideration is based on the present value of the expected payments calculated by assessing the likelihood of when the related milestones would be achieved and estimating the Company's borrowing rate. These estimates form the basis for making judgments about the carrying value of the contingent consideration that are not readily apparent from other sources. Changes to the forecasts for the achievement of the milestones and the borrowing rate can significantly affect the estimated fair value of the contingent consideration. As of June 30, 2026 and December 31, 2025, the Company calculated the estimated fair value of the milestones using the following significant unobservable inputs:

	Value or Range (Weighted-Average)
Unobservable input	June 30, 2026	December 31, 2025
Discount rate	5.4%	4.8%
Probability of achievement	4% - 20% (16%)	4% - 40% (34%)

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
Short-Term Investments Held-to-Maturity

The Company's short-term investments consist of United States treasury securities and certificates of deposit with maturities, at the time of purchase, that were between three months and one year. Based upon the Company's intent and ability to hold its short-term investments to maturity, the Company classified these investments as held-to-maturity and recorded them at amortized cost. As of June 30, 2026 and December 31, 2025, the Company had the following short-term investments (in thousands of dollars):

	June 30, 2026
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Treasury bills	$95,711	$57	$—	$95,768
Certificates of deposit	90,000	—	(78)	89,922
Total short-term investments	$185,711	$57	$(78)	$185,690

	December 31, 2025
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Treasury bills	$50,311	$69	$—	$50,380

5. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory facilities in the U.S., including in South San Francisco and San Diego, California and Austin, Texas, and, prior to August 2025, in Marseille, France. Effective August 2025, in connection with the restructuring proceeding in Veracyte SAS, the Company is no longer a party to the lease in Marseille, France. The lease terms of the Company’s leases as of June 30, 2026 extend to March 2040 and contain extension of lease terms and expansion options. The leases have a weighted average remaining lease term of 10.9 years as of June 30, 2026. The Company had deposits of $1.7 million and $1.6 million included in long-term assets as of June 30, 2026 and December 31, 2025, respectively, restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the leases.

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

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
Future minimum lease payments under non-cancelable operating leases as of June 30, 2026 are as follows (in thousands of dollars):

Year Ending December 31,	Amounts
Remainder of 2026	$2,656
2027	6,999
2028	7,173
2029	6,858
2030	7,055
Thereafter	40,405
Total future minimum lease payments	71,146
Less: amount representing interest	31,039
Present value of future lease payments	40,107
Less: short-term lease liabilities	5,776
Long-term lease liabilities	$34,331

The Company recognizes operating lease expense on a straight-line basis over the non-cancelable lease period. The following table summarizes operating lease expense and cash paid for amounts included in the measurement of lease liabilities (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense	$1,767	$2,182	$3,539	$4,362
Cash paid for amounts included in the measurement of lease liabilities	$296	$1,977	$1,658	$3,899

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

On May 1, 2025, the Company filed a complaint in federal court in the Eastern District of Texas alleging that Sonic Healthcare USA, Inc., the healthcare company that is believed to offer ThyroSeq v3, is infringing three of the Company’s patents related to molecular testing of thyroid nodules. The complaint seeks treble damages, attorneys’ fees and costs as well as injunctive relief. On June 4, 2025, the Company filed an amended complaint asserting two additional patents. On July 21, 2025, Sonic Healthcare USA, Inc. filed an answer and a motion to dismiss. The court denied Sonic Healthcare USA, Inc.’s motion to dismiss on January 20, 2026. The parties attended the claim construction hearing on July 15, 2026. On July 21, 2026, an ex parte reexamination of one of the asserted patents was granted by the United States Patent and Trademark Office. The jury trial in the litigation is currently scheduled for the first quarter of next year.

6. Stockholders’ Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows:

	June 30, 2026	December 31, 2025
Stock options and restricted stock units issued and outstanding	5,158,954	4,806,993
Stock options and restricted stock units available for grant under stock option plans	13,059,710	10,937,821
Common stock available for the Employee Stock Purchase Plan	798,732	895,255
Total	19,017,396	16,640,069

7. Components of Other Income

Other income, net consists of the following (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$3,884	$2,937	$7,362	$5,699
Settlement of escrow claims	—	—	4,179	—
Interest expense	—	—	—	(1)
Gain (loss) on currency revaluation	(341)	3,348	(318)	4,895
Other	—	233	(352)	449
Total	$3,543	$6,518	$10,871	$11,042

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

Information about reported segment revenue, measures of segment profit or loss, significant segment expenses and reconciliation to income from operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Testing revenue	$145,661	$122,263	$280,752	$229,572
Product revenue	3,858	3,598	7,537	7,178
Biopharmaceutical and other revenue	802	4,303	1,103	7,887
Total revenue	150,321	130,164	289,392	244,637
Cost of revenue:
Cost of testing revenue:
Laboratory supplies and reagents expense	13,846	15,304	26,161	28,369
Sample collection expense	3,644	3,494	6,932	6,320
Compensation expense	9,858	6,023	19,662	11,634
Other cost of testing revenue (1)	5,884	4,173	10,820	7,559
Allocation of facilities and IT expenses	3,077	3,413	6,040	6,785
Total cost of testing revenue	36,309	32,407	69,615	60,667
Cost of product revenue:
Product costs	1,985	705	3,386	813
License fees and royalties	336	307	649	631
Other cost of product revenue (2)	190	515	364	1,309
Allocation of facilities and IT expenses	4	222	7	418
Total cost of product revenue	2,515	1,749	4,406	3,171
Cost of biopharmaceutical and other revenue:
Compensation expense	—	1,652	—	2,892
Other cost of biopharmaceutical and other revenue (3)	207	1,462	215	2,506
Allocation of facilities and IT expenses	—	458	—	872
Total cost of biopharmaceutical and other revenue	207	3,572	215	6,270
Intangible asset amortization - cost of revenue	2,741	2,667	5,448	5,252
Gross profit	108,549	89,769	209,708	169,277
Operating expenses:
Research and development:
Compensation expense	16,820	9,063	32,367	18,812
Direct research and development expense	3,785	3,292	7,984	7,434
Other research and development expenses (4)	6,789	1,880	12,248	3,692
Allocation of facilities and IT expenses	2,048	2,029	3,941	4,046
Total research and development	29,442	16,264	56,540	33,984
Selling and marketing:
Compensation expense	19,574	17,601	39,545	35,236
Direct marketing expense	2,706	1,478	4,162	2,188
Other selling and marketing expenses (5)	4,559	3,696	9,120	7,549
Allocation of facilities and IT expenses	1,424	2,541	2,592	4,797
Total selling and marketing	28,263	25,316	55,419	49,770
General and administrative:
Compensation expense	18,446	21,260	34,683	41,433
Other general and administrative expenses (6)	15,550	19,734	29,020	41,624
Allocation of facilities and IT expenses	(6,553)	(8,663)	(12,580)	(16,918)
Total general and administrative	27,443	32,331	51,123	66,139
Impairment of assets	—	20,505	—	20,505
Intangible asset amortization - operating expenses	421	621	1,000	1,243
Other income, net	(3,543)	(6,518)	(10,871)	(11,042)
Income tax provision	1,033	2,230	2,300	2,611
Net income (loss)	$25,490	$(980)	$54,197	$6,067

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

9. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate applied to the Company’s year to date income and is adjusted for discrete items recorded in the period. For the three months ended June 30, 2026 and 2025, the Company’s effective tax rate was 3.9% and 178.5%, respectively. The non-cash impairment of $20.5 million recorded in the three months ended June 30, 2025 was treated as a discrete item for provisioning purposes and excluded from income thus the Company’s effective tax rate for the three months ended June 30, 2025 was substantially higher when compared to prior periods. For the six months ended June 30, 2026 and 2025, the Company’s effective tax rate was 4.1% and 30.1%, respectively. For the six months ended June 30, 2026 and 2025, the primary difference between the effective tax rate and the federal statutory rate is driven by unfavorable permanent differences, offset by the full valuation allowance the Company has established on its federal, state and foreign net operating losses and credits.

The Company recorded income tax expense of $1.0 million and $2.2 million for the three months ended June 30, 2026 and 2025, respectively, and recorded income tax expense of $2.3 million and $2.6 million for the six months ended June 30, 2026 and 2025, respectively. The provision for income taxes recorded in the six months ended June 30, 2026 and 2025 consists primarily of federal, state and foreign income taxes.

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

Overview

We are a global diagnostics company whose mission is to transform cancer care for patients all over the world. We do that by empowering clinicians with the high-value insights they need to guide and assure patients at pivotal moments along their cancer journey. Our high-performing tests enable clinicians to make more confident diagnostic, prognostic and predictive treatment decisions, as well as to detect disease recurrence. Insights from our tests help patients avoid unnecessary procedures and interventions and accelerate time to appropriate treatment, thereby improving outcomes and personalizing care decisions.
We serve global markets with two complementary models. In the United States, we offer laboratory developed tests, or LDTs, through our centralized CLIA certified laboratories in South San Francisco and San Diego, California, supported by our cytopathology lab in Austin, Texas. Additionally, outside of the United States, we provide in vitro diagnostic, or IVD, tests to patients through diagnostic kits sold to laboratories and hospitals that can perform the tests locally. Our international distribution of IVDs is currently focused on breast cancer with our Prosigna Breast Cancer Assay kits and, in the future, we intend to offer Decipher Prostate as an IVD test. In the United States, we currently offer tests in prostate cancer (Decipher Prostate), thyroid cancer (Afirma), breast cancer (Prosigna) and bladder cancer (Decipher Bladder and TrueMRD for MIBC).
We believe our broad menu of advanced diagnostic tests, combined with our ability to deliver them globally, differentiates us in the diagnostics industry.
We are also aiming to further expand our role across the cancer continuum by extending the use of our TrueMRD test into new indications. This will broaden the use of our portfolio of tests from prognosis and prediction to monitoring the success of a therapeutic or surgical intervention. In this way, across the cancer continuum, we can support the determination of the best course of action for each patient.

Macroeconomic Factors

Recent macroeconomic factors, such as interest rate fluctuations and inflation in the United States and other markets, evolving international trade policies and government actions relating to tariffs, as well as volatility in the global banking and finance systems, geopolitical challenges and other measures that restrict international trade, have resulted in volatility in the capital and credit markets globally. Moreover, the continued fluctuation and reduced valuation of the U.S. dollar compared to other currencies has impacted and may continue to impact our results of operations. We intend to continue to monitor macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions as appropriate. In addition, macroeconomic effects of regional conflicts like those in the Middle East and between Russia and Ukraine may adversely impact our business and operating results. Finally, the ongoing conflict in the Middle East and related political, military and security conditions in and around Israel may disrupt our Israel business operations and employees that we acquired through our acquisition of 100% of the outstanding equity interests of C2i.

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

New Product Development

A significant aspect of our business is our investment in development activities, including activities related to the development of new tests, as well as modifications and enhancements to our current tests, including the ongoing development of our TrueMRD platform. In addition to these development activities, we also perform clinical evidence studies which are critical to gaining clinician adoption of our tests, driving favorable coverage decisions by payers, as well as gaining guideline inclusion for such tests.

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

Financial Overview

Revenue

Through June 30, 2026, we derived the majority of our revenue as testing revenue from the sale of Decipher Prostate and Afirma tests, delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of cash collection from the third-party payer and individual patients. Third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Medicare	33%	33%	33%	33%
UnitedHealthcare	13%	14%	13%	13%
	46%	47%	46%	46%

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

Research and Development

Research and development expenses primarily include compensation expense, direct research and development expenses such as laboratory supplies and costs associated with setting up and conducting clinical studies at domestic and international sites, software development expenses, professional fees, depreciation and amortization, other miscellaneous expenses and allocation of facility and information technology expenses. Further, research and development expenses include costs to collect clinical samples and conduct clinical studies to develop and support our products and pipeline, as well as develop future technology. We expense all research and development costs in the periods in which they are incurred. We incurred a majority of our research and development expenses in the six months ended June 30, 2026 and the year ended December 31, 2025 in support of our early-stage products, including support for the development and validation of our TrueMRD platform, as well as our Prosigna LDT test, the development of new IVD products and discovery. Going forward, we expect to incur significant expense as we invest in the continued development of our innovation engine, early-stage products including our TrueMRD platform, required clinical studies and the development of current IVD tests.

Selling and Marketing

Selling and marketing expenses consist of compensation expenses, direct marketing expenses, professional fees, other expenses such as travel and communications costs, as well as allocation of facility and information technology expenses. Our sales team of approximately 130 representatives is organized by business unit in the U.S., with separate teams calling on thyroid cancer physicians, urologic cancer physicians and breast medical oncologists. The business units have dedicated marketing support, as well as a marketing operations team that serves the commercial organization broadly. Prosigna sales outside of the U.S. are led by country managers and sales teams that call on laboratories and breast cancer oncologists.

General and Administrative

General and administrative expenses include compensation expenses for executive officers and administrative, billing personnel, professional fees for legal and audit services, occupancy costs, depreciation and amortization, and other expenses such as information technology, acquisition related costs and miscellaneous expenses, offset by allocation of facility and information technology expenses to other functions. We expect general and administrative expenses to continue to increase in absolute terms as we build our infrastructure to scale revenue growth while declining as a percentage of revenue.

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

Results of Operations

Comparison of the three and six months ended June 30, 2026 and 2025 (in thousands of dollars, except percentages and test volume):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	%	2026	2025	Change	%
Revenue:
Testing revenue	$145,661	$122,263	$23,398	19%	$280,752	$229,572	$51,180	22%
Product revenue	3,858	3,598	260	7%	7,537	7,178	359	5%
Biopharmaceutical and other revenue	802	4,303	(3,501)	(81)%	1,103	7,887	(6,784)	(86)%
Total revenue	150,321	130,164	20,157	15%	289,392	244,637	44,755	18%
Cost of revenue:
Cost of testing revenue	36,309	32,407	3,902	12%	69,615	60,667	8,948	15%
Cost of product revenue	2,515	1,749	766	44%	4,406	3,171	1,235	39%
Cost of biopharmaceutical and other revenue	207	3,572	(3,365)	(94)%	215	6,270	(6,055)	(97)%
Intangible asset amortization - cost of revenue	2,741	2,667	74	3%	5,448	5,252	196	4%
Total cost of revenue	41,772	40,395	1,377	3%	79,684	75,360	4,324	6%
Gross profit	108,549	89,769	18,780	21%	209,708	169,277	40,431	24%
Operating expenses:
Research and development	29,442	16,264	13,178	81%	56,540	33,984	22,556	66%
Selling and marketing	28,263	25,316	2,947	12%	55,419	49,770	5,649	11%
General and administrative	27,443	32,331	(4,888)	(15)%	51,123	66,139	(15,016)	(23)%
Impairment of assets	—	20,505	(20,505)	(100)%	—	20,505	(20,505)	(100)%
Intangible asset amortization - operating expenses	421	621	(200)	(32)%	1,000	1,243	(243)	(20)%
Total operating expenses	85,569	95,037	(9,468)	(10)%	164,082	171,641	(7,559)	(4)%
Income (loss) from operations	22,980	(5,268)	28,248	(536)%	45,626	(2,364)	47,990	(2030)%
Other income, net	3,543	6,518	(2,975)	(46)%	10,871	11,042	(171)	(2)%
Income before income taxes	26,523	1,250	25,273	2022%	56,497	8,678	47,819	551%
Income tax provision	1,033	2,230	(1,197)	(54)%	2,300	2,611	(311)	(12)%
Net income (loss)	$25,490	$(980)	$26,470	(2701)%	$54,197	$6,067	$48,130	793%
Other Operating Data:
Diagnostic tests reported	48,389	42,441	5,948	14%	93,637	80,519	13,118	16%
Product tests sold	2,578	2,525	53	2%	4,945	5,102	(157)	(3)%
Total test volume	50,967	44,966	6,001	13%	98,582	85,621	12,961	15%

Depreciation and amortization expense	$4,838	$5,489	$(651)	(12)%	$10,268	$10,851	$(583)	(5)%
Stock-based compensation expense	$14,086	$10,985	$3,101	28%	$26,847	$21,943	$4,904	22%

Revenue

Revenue increased $20.2 million for the three months ended June 30, 2026 compared to the same period in 2025. This was primarily due to a $23.4 million increase in testing revenue, partially offset by a $3.5 million decrease in our biopharmaceutical and other revenue. The 19% growth in testing revenue was primarily driven by a 14% volume increase, as well as improved ASP and prior period collections. The Biopharmaceutical and other revenue decrease was due to the discontinuation of biopharmaceutical services, contract manufacturing or contract development services previously conducted in France, following the restructuring proceedings affecting Veracyte SAS, as of August 2025.

Revenue increased $44.8 million for the six months ended June 30, 2026 compared to the same period in 2025. This was primarily due to a $51.2 million increase in testing revenue partially offset by a $6.8 million decrease in our biopharmaceutical and other revenue. The 22% growth in testing revenue was primarily driven by a 16% volume increase, as well as improved ASP and prior period collections. The Biopharmaceutical and other revenue decrease was due to the discontinuation of biopharmaceutical services, contract manufacturing or contract development services previously conducted in France, following the restructuring proceedings affecting Veracyte SAS, as of August 2025.

Product revenue increased $0.3 million and $0.4 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025.

Cost of revenue

Comparison of the three and six months ended June 30, 2026 and 2025 is as follows (in thousands of dollars, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	%	2026	2025	Change	%
Cost of testing revenue:
Laboratory supplies and reagents expense	$13,846	$15,304	$(1,458)	(10)%	$26,161	$28,369	$(2,208)	(8)%
Sample collection expense	3,644	3,494	150	4%	6,932	6,320	612	10%
Compensation expense	9,858	6,023	3,835	64%	19,662	11,634	8,028	69%
Cytopathology services	1,683	1,615	68	4%	3,345	3,071	274	9%
Depreciation and amortization	591	556	35	6%	1,300	986	314	32%
Other expenses	3,610	2,002	1,608	80%	6,175	3,502	2,673	76%
Allocations	3,077	3,413	(336)	(10)%	6,040	6,785	(745)	(11)%
Total	$36,309	$32,407	$3,902	12%	$69,615	$60,667	$8,948	15%
Cost of product revenue:
Product costs	$1,985	$705	$1,280	182%	$3,386	$813	$2,573	316%
License fees and royalties	336	307	29	9%	649	631	18	3%
Depreciation and amortization	70	183	(113)	(62)%	141	361	(220)	(61)%
Other expenses	120	332	(212)	(64)%	223	948	(725)	(76)%
Allocations	4	222	(218)	(98)%	7	418	(411)	(98)%
Total	$2,515	$1,749	$766	44%	$4,406	$3,171	$1,235	39%
Cost of biopharmaceutical and other revenue:
Compensation expense	$—	$1,652	$(1,652)	(100)%	$—	$2,892	$(2,892)	(100)%
Depreciation and amortization	8	52	(44)	(85)%	17	99	(82)	(83)%
Other expenses	199	1,410	(1,211)	(86)%	198	2,407	(2,209)	(92)%
Allocations	—	458	(458)	(100)%	—	872	(872)	(100)%
Total	$207	$3,572	$(3,365)	(94)%	$215	$6,270	$(6,055)	(97)%
Intangible asset amortization - cost of revenue	$2,741	$2,667	$74	3%	$5,448	$5,252	$196	4%

Cost of testing revenue increased $3.9 million, or 12%, for the three months ended June 30, 2026 compared to the same period in 2025. The increase in cost of testing revenue was due to increased volume in testing, higher staffing to support higher volume and new test launches and the build out of infrastructure related to current and future growth expectations, and the assignment of customer service expenses directly to cost of revenue. These increases were partially offset by lab efficiencies and lower allocated expenses.

Cost of testing revenue increased $8.9 million, or 15%, for the six months ended June 30, 2026 compared to the same period in 2025. The increase in cost of testing revenue was due to increased volume in testing, higher staffing to support higher volume, the build out of infrastructure related to current and future growth expectations, and the assignment of customer service expenses directly to cost of revenue. These increases were partially offset by lab efficiencies and lower allocated expenses.

Cost of product revenue increased $0.8 million, or 44%, for the three months ended June 30, 2026 and increased $1.2 million, or 39%, for the six months ended June 30, 2026 compared to the same periods in 2025. The increase for the three and six months ended June 30, 2026 is primarily related to the transition to contract manufacturing of Prosigna kits.

Cost of biopharmaceutical and other revenue includes labor costs, laboratory supplies and pass-through expenses incurred. Cost of biopharmaceutical and other revenue for the three and six months ended June 30, 2026 decreased by $3.4 million and

$6.1 million, respectively, compared to the same periods in 2025, driven primarily by a continued decline in biopharmaceutical services, as well as contract development and manufacturing services projects as a result of the restructuring proceedings affecting Veracyte SAS that were underway throughout 2025.

Research and development

Research and development expense increased $13.2 million, or 81%, for the three months ended June 30, 2026 compared to the same period in 2025. The increase was primarily due to a $6.5 million increase from the assignment of research and development related software expenses previously accounted for in general and administrative which had been partially allocated. This was due to these expenses now being fully dedicated to product development objectives. General and administrative expense allocations and compensation expense associated with added headcount and annual merit increases also increased. Spend supporting direct research and product development expense related to our ongoing development costs for our CLIA tests increased but was partially offset by the impact of the deconsolidation of Veracyte SAS in August 2025.

Research and development expense increased $22.6 million, or 66%, for the six months ended June 30, 2026 compared to the same period in 2025. The increase was primarily due to a $12.5 million increase from the assignment of research and development related software expenses previously accounted for in general and administrative which had been partially allocated. Spend supporting direct research and product development expense related to our ongoing development costs for our CLIA tests and MRD strategies increased but was partially offset by the impact of the deconsolidation of Veracyte SAS in August 2025.

Selling and marketing

Selling and marketing expense increased $2.9 million, or 12%, for the three months ended June 30, 2026 compared to the same period in 2025. The increase was primarily due to annual compensation increases and headcount additions. Direct marketing expense increased primarily due to tradeshow costs and expenses related to the launch of new tests.

Selling and marketing expense increased $5.6 million, or 11%, for the six months ended June 30, 2026 compared to the same period in 2025. The increase was primarily due to annual merit increases and headcount additions. Direct marketing expense increased primarily due to website design costs and expenses related to the launch of Prosigna as an LDT.

General and administrative

General and administrative expense decreased by $4.9 million for the three months ended June 30, 2026, compared to the same period in 2025. The results were impacted primarily by a $6.5 million decrease related to the assignment of software development expenses, previously included in General and administrative expense allocations, directly to research and development, the assignment of customer service expenses directly to cost of revenue, as well as a decline in professional fees related to lower legal, audit and tax fees in the quarter. These decreases were offset by hiring across billing and support functions to enable the growth and fewer allocations compared to the prior year.

General and administrative expense decreased by $15.0 million for the six months ended June 30, 2026, compared to the same period in 2025. The results were impacted primarily by a $12.5 million decrease related to the assignment of software development expenses, previously included in General and administrative expense allocations, directly to research and development, the assignment of customer service expenses directly to cost of revenue, as well as a decline in professional fees related to lower legal, audit and tax fees. These decreases were offset by fewer allocations and reductions in the revaluation of contingent consideration related to the acquisition of C2i recognized in the prior year. General and administrative expenses related to occupancy costs and information technology costs, excluding software development, are allocated to general and administrative expense, selling and marketing expense, research and development expense, and cost of revenue based on the headcount and employee location.

Other income, net

Other income, net, decreased $3.0 million for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to a decrease of $3.7 million due to foreign currency revaluation, partially offset by an increase of $0.9 million from interest income.

Other income, net, decreased $0.2 million for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to a decrease of $5.2 million due to foreign currency revaluation, partially offset by the settlement of escrow claims of $4.2 million and an increase of $1.7 million from interest income.

Income tax expense

We recorded income tax expense of $1.0 million and $2.2 million for the three months ended June 30, 2026 and 2025, respectively, and recorded income tax expense of $2.3 million and $2.6 million for the six months ended June 30, 2026 and 2025, respectively.

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

Liquidity and Capital Resources

As of June 30, 2026, we had cash and cash equivalents and short-term investments of $485.2 million. During the six months ended June 30, 2026, our cash and cash equivalents and short-term investments increased by $72.3 million. Historically, we have obtained financing primarily through sales of our equity securities. Beginning in 2023, our operations have been financed primarily by cash flows generated by our revenue. For the six months ended June 30, 2026, we had net income of $54.2 million, but we may not sustain profitability in the future. As of June 30, 2026, we had an accumulated deficit of $323.4 million.

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

Our material cash requirements include the following obligations:

Operating Leases

We lease office and laboratory facilities in the U.S., including in South San Francisco and San Diego, California and Austin, Texas. Effective August 2025, in connection with the restructuring proceeding in Veracyte SAS, we are no longer a party to the lease in Marseille, France. The lease terms of our leases as of June 30, 2026 extend to March 2040 and contain extension of lease term and expansion options. As of June 30, 2026, the leases have a weighted average remaining lease term of 10.9 years and total future minimum lease payments of $71.1 million.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025 (in thousands of dollars):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$81,041	$38,967
Net cash used in investing activities	(141,506)	(52,042)
Net cash used in financing activities	(2,490)	(7,050)

Cash Flows from Operating Activities

Cash provided by operating activities for the six months ended June 30, 2026 was $81.0 million. Our net income of $54.2 million includes non-cash charges of $26.8 million of stock-based compensation expense, $10.3 million of depreciation and amortization, of which $6.4 million was related to intangible asset amortization, non-cash lease expense of $1.4 million, amortization of discount on short-term investments of $1.3 million, non-cash gains of $0.7 million from the revaluation of contingent consideration, loss of $0.4 million on the disposal of fixed assets, and $0.1 million from the effect of foreign currency changes on operations. Cash used as a result of changes in operating assets and liabilities was $10.0 million, primarily composed of an increase in accounts receivable of $9.7 million, an increase in prepaid expenses and other current assets of $2.4 million and an increase in supplies of $2.1 million, partially offset by an increase in accounts payable of $3.8 million.

Cash provided by operating activities for the six months ended June 30, 2025 was $39.0 million. Our net income of $6.1 million includes non-cash charges of $21.9 million of stock-based compensation expense, $10.9 million of depreciation and amortization, of which $6.5 million was related to intangible asset amortization, $20.5 million tied to the impairment of assets, non-cash lease expense of $1.6 million, non-cash gains of $2.9 million from the revaluation of contingent consideration, amortization of discount on short-term investments of $1.9 million and $5.1 million from the effect of foreign currency changes on operations. Cash used as a result of changes in operating assets and liabilities was $12.2 million, primarily composed of an increase in prepaid expenses and other current assets of $5.5 million, an increase in accounts receivable of $4.3 million, a decrease in accrued liabilities and deferred revenue of $2.1 million, and an increase in supplies and inventory of $2.9 million, partially offset by an increase in accounts payable of $3.1 million.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2026 was $141.5 million, primarily consisting of the purchase of $134.1 million of short-term investments and $5.8 million used in the purchase of property, plant and equipment.

Cash used in investing activities for the six months ended June 30, 2025 was $52.0 million, consisting of $48.9 million from the purchase and maturity of short-term investments and $3.1 million used in the purchase of property, plant and equipment.

Cash Flows from Financing Activities

Cash used in financing activities for the six months ended June 30, 2026 was $2.5 million, consisting of $13.7 million in tax payments during the period related to the vesting of restricted stock units granted to employees, partially offset by $11.2 million in proceeds from the exercise of options to purchase our common stock and the purchase of stock under our Employee Stock Purchase Plan, or ESPP.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents and short-term investments of $485.2 million as of June 30, 2026 which consisted of bank deposits, money market funds and United States treasury securities. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements. This analysis is based on a sensitivity model that measures market value changes when changes in interest rates occur. Any realized gains or losses resulting from such interest rate changes and from the current unrealized gains or losses would only occur if we sold the investments prior to maturity. We do not enter into investments for trading purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Foreign Currency Risk

As of June 30, 2026 we held $2.2 million of bank deposits denominated in Euros. Such Euro denominated deposits carry a degree of risk from changes in currency exchange rates as the gains or losses from changes in exchange rates are included in our net income and comprehensive income (loss). As of June 30, 2026 a hypothetical 10% appreciation or depreciation of the U.S. dollar relative to the Euro would not have had a material impact on our condensed consolidated financial statements. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency risk.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of June 30, 2026 at the reasonable assurance level.

(b)Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(C) Insider Trading Arrangements

During the three months ended June 30, 2026, the following Section 16 officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act). None of our other officers or directors adopted, modified or terminated such “Rule 10b5-1 trading arrangements” during the three months ended June 30, 2026.
•Karin Eastham, Director, adopted a new trading plan on May 28, 2026 (with the first trade under the new plan scheduled for approximately August 27, 2026). The trading plan will be effective until May 7, 2027 to sell an aggregate of 23,841 shares of our common stock.
•Muna Bhanji, Director, adopted a new trading plan on June 2, 2026 (with the first trade under the new plan scheduled for approximately September 1, 2026). The trading plan will be effective until August 31, 2027 to sell an aggregate of 3,728 shares of our common stock.
•John Leite, Global Chief Commercial Officer, adopted a new trading plan on June 9, 2026 (with the first trade under the new plan scheduled for approximately September 8, 2026). The trading plan will be effective until August 13, 2027 to sell 100% of the net shares resulting from the vesting of 44,270 restricted stock units during the plan period (net shares are net of tax withholding).
•Jens Holstein, Director, adopted a new trading plan on June 12, 2026 (with the first trade under the new plan scheduled for approximately September 11, 2026). The trading plan will be effective until June 7, 2027 to sell an aggregate of 20,000 shares of our common stock.

Item 6.  Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1#	2023 Equity Incentive Plan, as Amended	8-K	001-36156	10.1	6/11/2026
10.2#	Form of agreements under the 2023 Equity Incentive Plan	8-K	001-36156	10.2	6/9/2023
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)					X

#	Indicates management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 31, 2026

VERACYTE, INC.

By:	/s/ Rebecca Chambers
Rebecca Chambers Chief Financial Officer