Form 10-Q
period 2026-09-30
VERACYTE, INC.
filed 2026-11-05
CIK 1384101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
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

As of October 30, 2026, there were 80,695,480 shares of common stock, par value $0.001 per share, outstanding.

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
•our expectations regarding the ongoing development of the TrueMRD platform and the addition of minimal residual detection capabilities to our diagnostics platform;
•our expectations regarding the integration of acquisitions, including Convergent Genomics, Inc., and the ability to achieve anticipated milestones;
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
•the occurrence, timing, outcome or success of clinical trials or studies;
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

We caution you that the foregoing list does not contain all of the forward-looking statements made in this report. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, and financial needs. These forward-looking statements speak only as of the date of this report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and elsewhere in this report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We disclaim any
ii

intention or obligation to publicly update or revise any forward-looking statements for any reason or to conform such statements to actual results or revised expectations, except as required by law.

iii

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements-(Unaudited)

VERACYTE, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share and par value amounts)

	September 30, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$199,828	$362,578
Short-term investments	170,704	50,311
Accounts receivable	56,788	44,660
Supplies	25,818	20,546
Prepaid expenses and other current assets	14,740	10,281
Total current assets	467,878	488,376
Property, plant and equipment, net	24,870	22,192
Right-of-use assets, operating leases	35,097	36,599
Intangible assets, net	184,883	89,148
Goodwill	855,575	767,154
Restricted cash	1,646	1,648
Other assets	3,307	902
Total assets	$1,573,256	$1,406,019
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,710	$4,593
Accrued liabilities	60,087	48,801
Current portion of deferred revenue	864	1,160
Current portion of acquisition-related contingent consideration	6,734	1,332
Current portion of operating lease liabilities	6,814	4,051
Total current liabilities	84,209	59,937
Deferred tax liabilities	1,616	646
Acquisition-related contingent consideration, net of current portion	17,245	257
Operating lease liabilities, net of current portion	33,922	35,603
Other liabilities	3,000	—
Total liabilities	139,992	96,443
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized, 80,655,975 and 79,359,005 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	81	79
Additional paid-in capital	1,733,174	1,695,339
Accumulated deficit	(291,930)	(377,630)
Accumulated other comprehensive loss	(8,061)	(8,212)
Total stockholders’ equity	1,433,264	1,309,576
Total liabilities and stockholders’ equity	$1,573,256	$1,406,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
 Condensed Consolidated Statements of Operations
 (Unaudited)
 (In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Testing revenue	$146,419	$127,756	$427,171	$357,328
Product revenue	4,626	3,301	12,163	10,479
Biopharmaceutical and other revenue	709	815	1,812	8,702
Total revenue	151,754	131,872	441,146	376,509
Cost of revenue:
Cost of testing revenue	38,477	33,777	108,092	94,444
Cost of product revenue	2,766	3,015	7,172	6,186
Cost of biopharmaceutical and other revenue	142	1,091	357	7,361
Intangible asset amortization - cost of revenue	3,265	2,707	8,713	7,959
Total cost of revenue	44,650	40,590	124,334	115,950
Gross profit	107,104	91,282	316,812	260,559
Operating expenses:
Research and development	32,159	15,981	88,699	49,965
Selling and marketing	28,652	24,455	84,071	74,225
General and administrative	29,302	27,278	80,425	93,417
Impairment of assets	—	—	—	20,505
Intangible asset amortization - operating expenses	422	622	1,422	1,865
Total operating expenses	90,535	68,336	254,617	239,977
Income from operations	16,569	22,946	62,195	20,582
Other income (loss), net	4,553	(4,057)	15,424	6,985
Income before income taxes	21,122	18,889	77,619	27,567
Income tax provision (benefit)	(10,381)	(248)	(8,081)	2,363
Net income	$31,503	$19,137	$85,700	$25,204
Earnings per share:
Basic	$0.39	$0.24	$1.07	$0.32
Diluted	$0.38	$0.24	$1.04	$0.32
Shares used to compute earnings per common share:
Basic	80,500,406	78,725,139	80,006,663	78,384,184
Diluted	82,783,915	79,691,703	82,204,307	79,946,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
 Condensed Consolidated Statements of Comprehensive Income
 (Unaudited)
 (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$31,503	$19,137	$85,700	$25,204
Other comprehensive income (loss):
Change in currency translation adjustments	(122)	(4,556)	151	19,575
Release of accumulated translation adjustment	—	8,295	—	8,295
Other comprehensive income (loss)	(122)	3,739	151	27,870
Net comprehensive income	$31,381	$22,876	$85,851	$53,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2026	80,364	$80	$1,719,695	$(323,433)	$(7,939)	$1,388,403
Issuance of common stock on exercise of stock options and vesting of restricted stock units	205	1	1,444	—	—	1,445
Issuance of common stock under employee stock purchase plan (ESPP)	87	—	1,879	—	—	1,879
Tax portion of vested restricted stock units	—	—	(3,804)	—	—	(3,804)
Stock-based compensation expense (employee)	—	—	13,478	—	—	13,478
Stock-based compensation expense (ESPP)	—	—	482	—	—	482
Net income	—	—	—	31,503	—	31,503
Currency translation adjustments	—	—	—	—	(122)	(122)
Balance at September 30, 2026	80,656	$81	$1,733,174	$(291,930)	$(8,061)	$1,433,264

Balance at December 31, 2025	79,359	$79	$1,695,339	$(377,630)	$(8,212)	$1,309,576
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,113	2	10,672	—	—	10,674
Issuance of common stock under employee stock purchase plan (ESPP)	184	—	3,819	—	—	3,819
Tax portion of vested restricted stock units	—	—	(17,462)	—	—	(17,462)
Stock-based compensation expense (employee)	—	—	39,550	—	—	39,550
Stock-based compensation expense (ESPP)	—	—	1,256	—	—	1,256
Net income	—	—	—	85,700	—	85,700
Currency translation adjustments	—	—	—	—	151	151
Balance at September 30, 2026	80,656	$81	$1,733,174	$(291,930)	$(8,061)	$1,433,264

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2025	78,599	$79	$1,670,853	$(437,916)	$(11,959)	$1,221,057
Issuance of common stock on exercise of stock options and vesting of restricted stock units	363	—	4,386	—	—	4,386
Issuance of common stock under ESPP	72	—	1,405	—	—	1,405
Tax portion of vested restricted stock units	—	—	(2,814)	—	—	(2,814)
Stock-based compensation expense (employee)	—	—	10,398	—	—	10,398
Stock-based compensation expense (ESPP)	—	—	359	—	—	359
Net income	—	—	—	19,137	—	19,137
Currency translation adjustments	—	—	—	—	(4,556)	(4,556)
Release of accumulated translation adjustment	—	—	—	—	8,295	8,295
Balance at September 30, 2025	79,034	$79	$1,684,587	$(418,779)	$(8,220)	$1,257,667

Balance at December 31, 2024	77,773	$78	$1,655,961	$(443,983)	$(36,090)	$1,175,966
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,105	1	7,519	—	—	7,520
Issuance of common stock under ESPP	156	—	3,052	—	—	3,052
Tax portion of vested restricted stock units	—	—	(14,645)	—	—	(14,645)
Stock-based compensation expense (employee)	—	—	31,866	—	—	31,866
Stock-based compensation expense (ESPP)	—	—	834	—	—	834
Net income	—	—	—	25,204	—	25,204
Currency translation adjustments	—	—	—	—	19,575	19,575
Release of accumulated translation adjustment	—	—	—	—	8,295	8,295
Balance at September 30, 2025	79,034	$79	$1,684,587	$(418,779)	$(8,220)	$1,257,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERACYTE, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income	$85,700	$25,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,247	16,117
Loss on disposal of property, plant and equipment	367	15
Stock-based compensation	40,806	32,700
Deferred income taxes	(11,599)	(13)
Noncash lease expense	2,088	2,289
Revaluation of acquisition-related contingent consideration	(1,110)	(2,713)
Effect of foreign currency on operations	(23)	(3,845)
Amortization of discount on short-term investments	(2,380)	(2,619)
Impairment loss	—	20,505
Non-cash loss on deconsolidation of subsidiary	—	3,863
Changes in operating assets and liabilities:
Accounts receivable	(11,963)	(3,858)
Supplies	(3,435)	(2,642)
Prepaid expenses and other current assets	(4,112)	(6,416)
Other assets	(771)	331
Operating lease liabilities	496	(1,681)
Accounts payable	5,522	(547)
Accrued liabilities and deferred revenue	5,466	7,034
Net cash provided by operating activities	121,299	83,724
Investing activities
Business acquisitions, net of cash acquired	(153,190)	—
Purchase of short-term investments	(234,997)	(99,998)
Proceeds from maturity of short-term investments	116,984	102,116
Issuance of loan receivable	(1,622)	—
Purchases of property, plant and equipment	(8,155)	(5,897)
Net cash used in investing activities	(280,980)	(3,779)
Financing activities
Payment of taxes on vested restricted stock units	(17,462)	(14,645)
Proceeds from the exercise of common stock options and employee stock purchases	14,493	10,572
Net cash used in financing activities	(2,969)	(4,073)
(Decrease) increase in cash, cash equivalents and restricted cash	(162,650)	75,872
Effect of foreign currency on cash, cash equivalents and restricted cash	(102)	707
Net (decrease) increase in cash, cash equivalents and restricted cash	(162,752)	76,579
Cash, cash equivalents and restricted cash at beginning of period	364,226	240,631
Cash, cash equivalents and restricted cash at end of period	$201,474	$317,210
Supplementary cash flow information:
Purchases of property, plant and equipment included in accounts payable and accrued liability	$2,250	$828
Cash paid for tax	$2,467	$2,388
Deferred purchase consideration recognized in connection with business acquisition	$6,000	$—
Cash, Cash Equivalents and Restricted Cash:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$199,828	$362,578
Restricted cash	1,646	1,648
Total cash, cash equivalents and restricted cash	$201,474	$364,226

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

The Company’s headquarters are in South San Francisco, California, and it has operations in San Diego, California, Morgan Hill, California, Austin, Texas, and Haifa, Israel.

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

In September 2026, the Company acquired Convergent Genomics, Inc., a diagnostics company focused on urine-based genomic testing. Refer to Note 4, Business Combination for additional information.

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of September 30, 2026, the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2026 and 2025, the condensed consolidated statements of stockholders' equity for the three and nine months ended September 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results, stockholders' equity and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2025 has been derived from audited financial statements. The results for the three and nine months ended September 30, 2026 are not indicative of the results expected for the full year or any other period. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company operates in one segment.

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

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
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

Through September 30, 2026, the Company has derived most of its revenue from the sale of Decipher Prostate and Afirma testing. To date, Decipher Prostate and Afirma testing have been delivered primarily to physicians in the United States.

The Company is also subject to credit risk from its accounts receivable related to its sales. Credit risk for accounts receivable from testing revenue is incorporated in testing revenue accrual rates as the Company assesses historical collection rates and current developments to determine accrual rates and amounts the Company will ultimately collect. The Company generally does not perform evaluations of customers’ financial condition for testing revenue and generally does not require collateral. The Company assesses credit risk and the amount of accounts receivable the Company will ultimately collect for product, biopharmaceutical and other revenue based on collection history, current developments and credit worthiness of the customer. The estimate of credit losses is not material as of September 30, 2026.

The Company’s total third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Medicare	33%	33%	33%	33%
UnitedHealthcare	13%	14%	11%	14%
	46%	47%	44%	47%

In the above table, Medicare Advantage plans are included with their associated private payer amounts and Medicare amounts do not include Medicare Advantage.

The Company's significant third-party payers in excess of 10% of total accounts receivable and their related accounts receivable balance as a percentage of total accounts receivable were as follows:

	September 30, 2026	December 31, 2025
Medicare	19%	20%
UnitedHealthcare	15%	14%

Cash and Cash Equivalents

The Company considers demand deposits in a bank, money market funds and highly liquid investments with maturities at the time of purchase of three months or less to be cash equivalents.

VERACYTE, INC.
Notes to Financial Statements
(unaudited)

Short-Term Investments

The Company's short-term investments consist of United States treasury securities and certificates of deposit with maturities at the time of purchase that were between three months and one year. The Company classifies these investments as held-to-maturity debt securities, which are reported at amortized cost. Discounts or premiums from the purchase of the securities are recognized as a component of interest income in other income, net in the consolidated statements of operations. Investments are initially recorded net of an allowance for expected credit losses, if any, which are remeasured each period and any impairments are recognized as an expense. Unrealized gains and losses are not recognized in income. As of both September 30, 2026 and December 31, 2025, no allowances for expected credit losses had been recorded and there have been no impairment or credit losses on the Company's short-term investments.

Restricted Cash

The Company had deposits of $1.6 million included in long-term assets as of both September 30, 2026 and December 31, 2025 restricted from withdrawal and held by banks primarily in the form of collateral for irrevocable standby letters of credit held as security for the Company's leases.

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

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
Testing Revenue

The Company recognizes testing revenue from the sale of tests performed for customers, including patients and institutions, at the time test results are reported to physicians. Most tests requested by customers are sold without a written agreement; however, the Company determines that an implied contract exists with its customers for whom a physician will order the test. The Company identifies each sale of its test to a customer as a single performance obligation. A stated contract price does not exist and the transaction price for each implied contract with a customer represents variable consideration. The Company uses the expected value method of estimating variable consideration. The Company estimates the variable consideration under the portfolio approach and considers the historical reimbursement data from third-party commercial and governmental payers and patients, as well as known or anticipated reimbursement trends not reflected in the historical data. The Company monitors the estimated amount to be collected in the portfolio at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Both the estimate and any subsequent revision contain uncertainty and require the use of significant judgment in the estimation of the variable consideration and application of the constraint for such variable consideration. The Company analyzes its actual cash collections over the expected reimbursement period and compares it with the estimated variable consideration for each payer group and any difference is recognized as an adjustment to estimated revenue after the expected reimbursement period, subject to assessment of the risk of future revenue reversal. For the three and nine months ended September 30, 2026, the Company recorded $2.4 million and $11.1 million, respectively, and for the three and nine months ended September 30, 2025 the Company recorded $1.5 million and $3.7 million, respectively, resulting from cash collections exceeding the estimated variable consideration related to tests reported in previous years, including revenue received from successful appeals of reimbursement denials, net of recoupments.

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

Biopharmaceutical and Other Revenue

Accounts receivable from biopharmaceutical and other revenue was $2.2 million at September 30, 2026 and $3.6 million at December 31, 2025. Deferred revenue related to these agreements was $0.9 million at September 30, 2026 and $1.2 million at December 31, 2025. Following the restructuring proceedings affecting Veracyte SAS, as of August 2025 Veracyte SAS no longer provides biopharmaceutical services, contract manufacturing or contract development services. Revenue included in biopharmaceutical and other revenue for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Biopharmaceutical revenue	$709	$646	$1,812	$5,573
Contract manufacturing and testing	—	169	—	3,129
Total	$709	$815	$1,812	$8,702

Cost of Testing Revenue

The components of the Company's cost of testing revenue are laboratory expenses, sample collection expenses, compensation expense, license fees and royalties, depreciation, customer service, other expenses such as equipment and laboratory supplies, and allocations of facility and information technology expenses. Costs associated with performing tests are expensed as the test is processed regardless of whether and when revenue is recognized with respect to that test.

Cost of Product Revenue

Cost of product revenue consists primarily of costs of diagnostic kit components and reagents, labor, delivery costs and royalties for licensed technologies included in the Company's products. Subsequent to the restructuring proceedings affecting

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
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

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
assumed to be used to repurchase shares. The following table sets forth the computation of basic and diluted EPS (in thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator for basic and diluted EPS — net income (A)	$31,503	$19,137	$85,700	$25,204
Denominator for basic EPS — weighted average shares (B)	80,500	78,725	80,007	78,384
Effect of potentially dilutive common stock from:
Shares of common stock subject to outstanding options	539	333	551	438
Restricted stock units	1,704	595	1,597	1,081
Employee stock purchase plan	41	39	49	43
Dilutive potential common shares	2,284	967	2,197	1,562
Denominator for diluted EPS — adjusted weighted average shares and assumed conversions (C)	82,784	79,692	82,204	79,946
Basic EPS (A / B)	$0.39	$0.24	$1.07	$0.32
Diluted EPS (A / C)	$0.38	$0.24	$1.04	$0.32
Common stock equivalent shares excluded from the dilutive calculation due to antidilutive effect:
Shares of common stock subject to outstanding options	129	1,057	143	544
Restricted stock units	22	930	29	129
Employee stock purchase plan	—	—	—	—
Anti-dilutive potential common shares	151	1,987	172	673

3. Balance Sheet Components

Goodwill

The changes in the carrying amounts of goodwill were as follows (in thousands of dollars):

Amounts
Balance as of December 31, 2025	$767,154
Goodwill acquired - Convergent	88,421
Balance as of September 30, 2026	$855,575

Intangible Assets, Net

Intangible assets include finite-lived product technology, customer relationships, licenses and trade names and indefinite-lived in-process research and development. Intangible assets consisted of the following (in thousands of dollars):

	September 30, 2026			December 31, 2025			Weighted Average Remaining Amortization Period (Years)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Percepta product technology	$16,000	$(12,267)	$3,733	$16,000	$(11,467)	$4,533	3.5
Prosigna product technology	4,120	(1,877)	2,243	4,120	(1,671)	2,449	8.2
Decipher product technology	97,300	(50,672)	46,628	97,300	(43,558)	53,742	5.8
Decipher trade names	4,000	(4,000)	—	4,000	(3,843)	157
C2i developed technology	31,500	(4,636)	26,864	25,300	(3,233)	22,067	12.9
Manufacturing know-how	9,000	(250)	8,750	—	—	—	3.0
Convergent developed technology	95,900	(206)	95,694	—	—	—	15.0
Convergent trademarks and tradenames	60	(1)	59	—	—	—	5.0
Convergent customer relationships	920	(8)	912	—	—	—	5.0
Total finite-lived intangibles	258,800	(73,917)	184,883	146,720	(63,772)	82,948	11.4
In-process research and development	—	—	—	6,200	—	6,200
Total intangible assets	$258,800	$(73,917)	$184,883	$152,920	$(63,772)	$89,148

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

On August 31, 2026, the Company closed a transaction to acquire certain assets for $5.3 million in cash and two mandatory annual license fee payments of $3.0 million due following the first and second anniversaries of the closing date. The acquisition was accounted for as a business combination and resulted in the recording of $9.0 million of intangible assets for manufacturing know-how.

Amortization of $3.7 million and $3.3 million was recognized for the three months ended September 30, 2026 and 2025, respectively, and an expense of $10.1 million and $9.8 million was recognized for the nine months ended September 30, 2026 and 2025, respectively.

The estimated future aggregate amortization expense as of September 30, 2026 is as follows (in thousands of dollars):

Year Ending December 31,	Amounts
2026 remainder of year	$5,629
2027	22,517
2028	22,517
2029	21,517
2030	18,717
Thereafter	93,986
Total	$184,883

Impairment of Assets

The Company concluded, during the second quarter of 2025, that the long-lived assets of the Veracyte SAS asset group were not recoverable. As a result, the Company recorded a $20.5 million non-cash impairment charge for the nine months ended September 30, 2025. The impairment related primarily to the Company's right-of-use assets; property, plant, and equipment; and certain tax credits. The impairment is included within the impairment of assets in the consolidated statement of operations.

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

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands of dollars):

	September 30, 2026	December 31, 2025
Accrued compensation expenses	$29,812	$27,459
Accrued other	30,275	21,342
Total accrued liabilities	$60,087	$48,801

4. Business Combination

Convergent Genomics, Inc.

On September 14, 2026, or the Closing Date, the Company acquired 100% of the outstanding equity interests of Convergent Genomics, Inc., or Convergent, a privately held company, through a merger under an Agreement and Plan of Merger, dated September 10, 2026, by and among the Company, Convergent, Compass Merger Sub, Inc., and Shareholder Representative Services LLC, which we refer to as the Convergent Acquisition. Convergent is a molecular diagnostics company that develops and commercializes UroAmp, a urine-based test for bladder cancers, including minimal residual disease, or MRD, monitoring in bladder cancer. The Convergent Acquisition adds Convergent’s UroAmp platform, including its proprietary urinary tumor DNA technology, to the Company’s development portfolio.

The total consideration for the Convergent Acquisition was $178.2 million, comprised of $154.7 million of cash consideration which includes amounts relating to the settlement of vested stock options of $13.1 million, amounts placed in escrow of $16.0 million, and net of cash acquired of $6.8 million. Other components of the cash consideration include $0.2 million deposited into a fund to cover the Convergent securityholders’ representative’s costs of administering post-closing matters and $1.4 million of seller transaction costs paid by the Company on behalf of Convergent. In addition to the cash consideration, the Company agreed to pay to Convergent securityholders up to $30.0 million in milestone-driven payments that are dependent on the achievement of reimbursement related milestones. The Company recognized a $23.5 million contingent consideration liability for the estimated fair value of the milestone payments which was included within within consideration transferred. The Company determined the estimated fair value of the contingent consideration based on a probability weighted expected return method. The fair value of the contingent milestone payments will be remeasured each quarter, with changes in fair value recognized within general and administrative expense.

In connection with the Convergent Acquisition, the Company deposited $16.0 million into escrow, consisting of $1.0 million to settle post-closing purchase price adjustments and $15.0 million to secure the Convergent securityholders’ indemnification obligations. The indemnification portion, net of pending claims, is released to the Convergent securityholders 12 months after the Closing Date. These escrowed amounts are included in the purchase price.

The Company also entered into retention arrangements with certain employees of Convergent, consisting of $1.6 million of cash retention and $2.7 million of restricted stock units. These arrangements are accounted for separately from the

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
Convergent Acquisition and recognized as post-combination compensation expense over the service period. The Company incurred $1.7 million of transaction costs related to the Convergent Acquisition during the three months ended September 30, 2026, which were recorded as general and administrative expense.

The Company included financial results of Convergent in its consolidated financial statements from the Closing Date, which contributed no revenue and $0.3 million of operating loss, including $0.2 million of intangible asset amortization during the three months ended September 30, 2026.

Assets acquired and liabilities assumed are recorded based on valuations derived from estimated fair value assessments and assumptions used by the Company. While the Company believes that its estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. The following table summarizes the preliminary fair values of assets acquired and liabilities assumed in the Convergent Acquisition at the Closing Date (in thousands of dollars):

Amount
Assets acquired:
Cash and cash equivalents	$6,750
Accounts Receivable	410
Prepaid expenses and other current assets	347
Property, plant and equipment, net	646
Intangible assets, net	96,880
Total identifiable assets acquired	105,033
Accounts payable	146
Accrued Liabilities	148
Accrued employee transaction bonuses and promised option payment	2,144
Deferred revenue	258
Deferred tax liability	12,569
Net identifiable assets acquired	89,768
Goodwill	88,421
Total purchase price	$178,189

Based on the guidance provided in ASC 805, Business Combinations, the Company accounted for the Convergent Acquisition as a business combination in which the Company determined that Convergent was a business which combines inputs and processes to create outputs, and substantially all of the fair value of gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets.

The Company's purchase price allocation for the Convergent Acquisition is preliminary and subject to revision as additional information about the fair value of the assets and liabilities becomes available. The fair values assigned to tangible and intangible assets acquired, and liabilities assumed, are based on management’s estimates and assumptions and may be subject to change as additional information is received. The purchase price allocation involves significant judgment in estimating the fair values of acquired assets and liabilities, including intangible assets, goodwill and related tax impacts. As the analysis is finalized and additional information becomes available, these preliminary estimates may be revised during the measurement period, which could materially impact the Company's results of operations and financial position.

The intangible assets acquired included developed technology, trademarks and trade names and customer relationships. The preliminary fair value of the Company's intangible assets as of the acquisition date and the method used to value these assets as well as the estimated economic lives for amortizable intangible assets were as follows (in thousands of dollars, except useful life which is in years):

VERACYTE, INC.
Notes to Financial Statements
(unaudited)

	Fair Value	Estimated Useful Life	Valuation Method
Intangible assets acquired:
Developed technology	$95,900	15 years	Multi-period excess earnings method
Trademarks and tradenames	60	5 years	Relief from royalty
Customer relationships	920	5 years	With-and-without
Total intangible assets acquired	$96,880

The fair value of the finite-lived acquired developed technology intangible asset was determined using the multi-period excess earnings income approach. This approach determines fair value based on estimated cash flow projections which are discounted to present value using a risk-adjusted rate of return. Management’s estimated cash flow projections include significant assumptions, including forecasted revenue, the related revenue growth rates and the discount rate. The discount rate used to determine the fair value of the developed technology was 15%.

The amortization expense for all acquired intangible assets will be recognized on a straight-line basis and recorded within intangible asset amortization.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The Convergent Acquisition resulted in the recognition of $88.4 million of goodwill, which the Company believes primarily consists of expected synergies arising from the integration of the UroAmp platform with the Company's existing urologic cancer testing portfolio, anticipated future technologies and products, assembled workforce and expected growth opportunities. Goodwill created as a result of the Convergent Acquisition is not deductible for tax purposes.

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

The carrying amounts of certain financial instruments of the Company, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The fair value of the Company’s financial assets include treasury bills, money market funds and deposits for leases of the Company's facilities. As of September 30, 2026 and December 31, 2025, the Company had the following financial instruments measured at fair value (in thousands of dollars):

VERACYTE, INC.
Notes to Financial Statements
(unaudited)

September 30, 2026	Level I	Level II	Level III	Total	Balance Sheet Line	Recorded Method
Assets
Money market funds	$26,306	$—	$—	$26,306	Cash and cash equivalents	Fair value
Treasury bills	80,704	—	—	80,704	Short-term investments	Amortized cost
Certificates of deposit	—	90,000	—	90,000	Short-term investments	Amortized cost
Deposits for the leases	1,646	—	—	1,646	Restricted cash	Fair value
Loan receivable	—	—	1,648	1,648	Other assets	Amortized cost
Total assets	$108,656	$90,000	$1,648	$200,304
Liabilities
Acquisition-related contingent consideration	$—	$—	$23,979	$23,979	Acquisition-related contingent consideration	Fair value

December 31, 2025	Level I	Level II	Level III	Total	Balance Sheet Line	Recorded Method
Assets
Money market funds	$29,300	$—	$—	$29,300	Cash and cash equivalents	Fair value
Treasury bills	50,300	—	—	50,300	Cash and cash equivalents	Fair value
Treasury bills	50,311	—	—	50,311	Short-term investments	Amortized cost
Deposits for the leases	1,648	—	—	1,648	Restricted cash	Fair value
Total assets	$131,559	$—	$—	$131,559
Liabilities
Acquisition-related contingent consideration	$—	$—	$1,589	$1,589	Acquisition-related contingent consideration	Fair value

There were no transfers between Levels 1, 2 or 3 for the nine months ended September 30, 2026 and 2025.

The contingent consideration related to the Convergent Acquisition as discussed in Note 4, Business Combination, is dependent on the achievement of certain milestones and is payable in cash of up to $30 million and was valued at $23.5 million. The fair value of the contingent consideration related to the Convergent Acquisition will be remeasured to fair value at each reporting date until the contingent consideration is settled, with the corresponding changes included in general and administrative expense. As of September 30, 2026, the achievement of one of the milestones is forecasted to occur within the next 12 months. As a result, $6.4 million of the contingent consideration is included in short term liabilities at September 30, 2026.

As of September 30, 2026 and December 31, 2025, the contingent consideration related to the acquisition of the exclusive global diagnostic license to the nCounter Analysis System was remeasured to $0.5 million and $1.6 million, respectively. For the three and nine months ended September 30, 2026, reversal of expense of $0.4 million and $1.1 million, respectively, was recorded, and for the three and nine months ended September 30, 2025, reversal of expense of zero and $1.0 million, respectively, was recorded. As of September 30, 2026, the achievement of one of the milestones is forecasted to occur within the next 12 months. As a result, $0.3 million of the contingent consideration is included in short term liabilities at September 30, 2026.

The fair value of contingent consideration includes inputs that are not observable in the market. The estimation of the fair value of the contingent consideration is based on the present value of the expected payments calculated by assessing the likelihood of when the related milestones would be achieved and estimating the Company's borrowing rate. These estimates form the basis for making judgments about the carrying value of the contingent consideration that are not readily apparent from other sources. Changes to the forecasts for the achievement of the milestones and the borrowing rate can significantly affect the

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
estimated fair value of the contingent consideration. As of September 30, 2026 and December 31, 2025, the Company calculated the estimated fair value of the milestones using the following significant unobservable inputs:

	Value or Range (Weighted-Average)
Unobservable input	September 30, 2026	December 31, 2025
Discount rate	5.5% - 6.2% (5.5%)	4.8%
Probability of achievement	2% - 84% (83%)	4% - 40% (34%)

Short-Term Investments Held-to-Maturity

The Company's short-term investments consist of United States treasury securities and certificates of deposit with maturities, at the time of purchase, that were between three months and one year. Based upon the Company's intent and ability to hold its short-term investments to maturity, the Company classified these investments as held-to-maturity and recorded them at amortized cost. As of September 30, 2026 and December 31, 2025, the Company had the following short-term investments (in thousands of dollars):

	September 30, 2026
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Treasury bills	$80,704	$—	$(12)	$80,692
Certificates of deposit	90,000	—	(51)	89,949
Total short-term investments	$170,704	$—	$(63)	$170,641

	December 31, 2025
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Treasury bills	$50,311	$69	$—	$50,380

6. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory facilities in the U.S., including in South San Francisco, San Diego and Morgan Hill, California and Austin, Texas, and, prior to August 2025, in Marseille, France. Effective August 2025, in connection with the restructuring proceeding in Veracyte SAS, the Company is no longer a party to the lease in Marseille, France. The lease terms of the Company’s leases as of September 30, 2026 extend to March 2040 and contain extension of lease terms and expansion options. The leases have a weighted average remaining lease term of 10.6 years as of September 30, 2026. The Company had deposits of $1.6 million included in long-term assets as of both September 30, 2026 and December 31, 2025 restricted from withdrawal and held by banks in the form of collateral for irrevocable standby letters of credit held as security for the leases.

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

VERACYTE, INC.
Notes to Financial Statements
(unaudited)
Future minimum lease payments under non-cancelable operating leases as of September 30, 2026 are as follows (in thousands of dollars):

Year Ending December 31,	Amounts
Remainder of 2026	$1,705
2027	7,321
2028	7,388
2029	6,858
2030	7,055
Thereafter	40,406
Total future minimum lease payments	70,733
Less: amount representing interest	29,997
Present value of future lease payments	40,736
Less: short-term lease liabilities	6,814
Long-term lease liabilities	$33,922

The Company recognizes operating lease expense on a straight-line basis over the non-cancelable lease period. The following table summarizes operating lease expense and cash paid for amounts included in the measurement of lease liabilities (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease expense	$1,750	$1,912	$5,288	$6,274
Cash paid for amounts included in the measurement of lease liabilities	$1,057	$1,722	$2,715	$5,620

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

On May 1, 2025, the Company filed a complaint in federal court in the Eastern District of Texas alleging that Sonic Healthcare USA, Inc., the healthcare company that is believed to offer ThyroSeq v3, is infringing three of the Company’s patents related to molecular testing of thyroid nodules. The complaint seeks treble damages, attorneys’ fees and costs as well as injunctive relief. On June 4, 2025, the Company filed an amended complaint asserting two additional patents. On July 21, 2025, Sonic Healthcare USA, Inc. filed an answer and a motion to dismiss. The court denied Sonic Healthcare USA, Inc.’s motion to dismiss on January 20, 2026. The parties attended the claim construction hearing on July 15, 2026. On July 21, 2026 and October 22, 2026, ex parte reexaminations of two of the asserted patents were granted by the United States Patent and Trademark Office. Both parties filed summary judgment motions on October 26, 2026. The jury trial in the litigation is currently scheduled for the first quarter of next year.

7. Stockholders’ Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows:

	September 30, 2026	December 31, 2025
Stock options and restricted stock units issued and outstanding	4,898,253	4,806,993
Stock options and restricted stock units available for grant under stock option plans	13,115,413	10,937,821
Common stock available for the Employee Stock Purchase Plan	711,682	895,255
Total	18,725,348	16,640,069

8. Components of Other Income

Other income, net consists of the following (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$4,503	$3,482	$11,865	$9,181
Settlement of escrow claims	—	—	4,179	—
Loss on deconsolidation of subsidiary	$—	$(6,708)	$—	$(6,708)
Interest expense	—	—	—	(1)
Gain (loss) on currency revaluation	35	(832)	(283)	4,062
Other	15	1	(337)	451
Total	$4,553	$(4,057)	$15,424	$6,985

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

Information about reported segment revenue, measures of segment profit or loss, significant segment expenses and reconciliation to income from operations was as follows (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Testing revenue	$146,419	$127,756	$427,171	$357,328
Product revenue	4,626	3,301	12,163	10,479
Biopharmaceutical and other revenue	709	815	1,812	8,702
Total revenue	151,754	131,872	441,146	376,509
Cost of revenue:
Cost of testing revenue:
Laboratory supplies and reagents expense	14,807	14,766	40,968	43,134
Sample collection expense	3,707	3,078	10,638	9,398
Compensation expense	10,839	6,273	30,501	17,906
Other cost of testing revenue (1)	5,878	6,456	16,699	14,017
Allocation of facilities and IT expenses	3,246	3,204	9,286	9,989
Total cost of testing revenue	38,477	33,777	108,092	94,444
Cost of product revenue:
Product costs	2,128	1,050	5,513	1,864
License fees and royalties	420	257	1,069	888
Other cost of product revenue (2)	214	1,672	579	2,980
Allocation of facilities and IT expenses	4	36	11	454
Total cost of product revenue	2,766	3,015	7,172	6,186
Cost of biopharmaceutical and other revenue:
Compensation expense	—	426	—	3,318
Other cost of biopharmaceutical and other revenue (3)	142	612	357	3,118
Allocation of facilities and IT expenses	—	53	—	925
Total cost of biopharmaceutical and other revenue	142	1,091	357	7,361
Intangible asset amortization - cost of revenue	3,265	2,707	8,713	7,959
Gross profit	107,104	91,282	316,812	260,559
Operating expenses:
Research and development:
Compensation expense	17,819	9,028	50,185	27,840
Direct research and development expense	5,396	3,512	13,380	10,946
Other research and development expenses (4)	6,925	1,586	19,174	5,278
Allocation of facilities and IT expenses	2,019	1,855	5,960	5,901
Total research and development	32,159	15,981	88,699	49,965
Selling and marketing:
Compensation expense	20,384	16,977	59,929	52,214
Direct marketing expense	2,137	1,376	6,299	3,564
Other selling and marketing expenses (5)	4,755	3,332	13,874	10,880
Allocation of facilities and IT expenses	1,376	2,770	3,969	7,567
Total selling and marketing	28,652	24,455	84,071	74,225
General and administrative:
Compensation expense	19,642	20,688	54,324	62,121
Other general and administrative expenses (6)	16,305	14,508	45,327	56,132
Allocation of facilities and IT expenses	(6,645)	(7,918)	(19,226)	(24,836)
Total general and administrative	29,302	27,278	80,425	93,417
Impairment of assets	—	—	—	20,505
Intangible asset amortization - operating expenses	422	622	1,422	1,865
Other (income) loss, net	(4,553)	4,057	(15,424)	(6,985)
Income tax provision (benefit)	(10,381)	(248)	(8,081)	2,363
Net income	$31,503	$19,137	$85,700	$25,204

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

10. Income Taxes

The provision (benefit) for income taxes is based on the current estimate of the annual effective tax rate applied to the Company’s year to date income and is adjusted for discrete items recorded in the period. For the three months ended September 30, 2026 and 2025, the Company’s effective tax rate was (49.2)% and (1.3)%, respectively. For the nine months ended September 30, 2026 and 2025, the Company’s effective tax rate was (10.4)% and 8.6%, respectively. For the nine months ended September 30, 2026, the primary difference between the effective tax rate and the federal statutory rate is primarily attributable to the release of a pre‑existing valuation allowance on the Company's federal and state deferred tax assets. For the nine months ended September 30, 2025, the primary difference between the effective tax rate and the federal statutory rate is driven by unfavorable permanent differences, offset by benefits from the One Big Beautiful Bill Act, or the OBBBA, and the full valuation allowance the Company has established on its federal, state and foreign net operating losses and credits.

The Company recorded income tax benefit of $10.4 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively, and recorded income tax benefit of $8.1 million and expense of $2.4 million for the nine months ended September 30, 2026 and 2025, respectively. The benefit for income taxes recorded in the nine months ended September 30, 2026 consists primarily of a discrete income tax benefit related to the release of certain valuation allowances on the Company's deferred tax assets upon recording of the deferred tax liabilities for the acquisition of Convergent. The provision for income taxes recorded in the nine months ended September 30, 2025 consists primarily of federal, state and foreign income taxes incurred by a subsidiary associated with the Company’s Decipher product line.

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
The following is a non-exhaustive list of Veracyte and its affiliates’ trademarks and/or registered trademarks in the United States and certain other countries: Afirma, Decipher, Envisia, GenomeDx, GRID, Percepta, Prosigna, TrueMRD, UroAmp, Veracyte, and the Veracyte logo. nCounter is the registered trademark of Bruker Spatial Biology, Inc. and used by Veracyte under license.

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
We serve global markets with two complementary models. In the United States, we offer laboratory developed tests, or LDTs, through our centralized CLIA certified laboratories in South San Francisco and San Diego, California, supported by our cytopathology lab in Austin, Texas. Additionally, outside of the United States, we provide in vitro diagnostic, or IVD, tests to patients through diagnostic kits sold to laboratories and hospitals that can perform the tests locally. Our international distribution of IVDs is focused on breast cancer with our Prosigna Breast Cancer Assay kits. In the United States, we currently offer tests in prostate cancer (Decipher Prostate), thyroid cancer (Afirma), breast cancer (Prosigna) and bladder cancer (Decipher Bladder and TrueMRD for MIBC).
In September 2026, we acquired Convergent Genomics, Inc., or Convergent, which added Convergent's UroAmp platform, including its proprietary urinary tumor DNA, or utDNA, technology, to our development portfolio.
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

New Product Development

A significant aspect of our business is our investment in development activities, including activities related to the development of new tests, such as the development of our TrueMRD platform in additional indications and UroAmp, as well as modifications and enhancements to our current tests, including Decipher Prostate. In addition to these development activities, we also perform clinical evidence studies which are critical to gaining clinician adoption of our tests, driving favorable coverage decisions by payers, as well as gaining guideline inclusion for such tests.

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

Financial Overview

Revenue

Through September 30, 2026, we derived the majority of our revenue as testing revenue from the sale of Decipher Prostate and Afirma tests, delivered primarily to physicians in the United States. We generally invoice third-party payers upon delivery of a patient report to the prescribing physician. As such, we take the assignment of benefits and the risk of cash collection from the third-party payer and individual patients. Third-party payers and other customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Medicare	33%	33%	33%	33%
UnitedHealthcare	13%	14%	11%	14%
	46%	47%	44%	47%

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

Intangible Asset Amortization - Cost of Revenue

Our finite-lived intangible assets, acquired in business combinations, are being amortized over 3 to 15 years, using the straight-line method. Intangible asset amortization - cost of revenue includes amortization of finite-lived intangible assets related to developed and product technology utilized in our current product and service offerings and customer backlog.

Research and Development

Research and development expenses primarily include compensation expense, direct research and development expenses such as laboratory supplies and costs associated with setting up and conducting clinical studies at domestic and international sites, software development expenses, professional fees, depreciation and amortization, other miscellaneous expenses and allocation of facility and information technology expenses. Further, research and development expenses include costs to collect clinical samples and conduct clinical studies to develop and support our products and pipeline, as well as develop future technology. We expense all research and development costs in the periods in which they are incurred. We incurred a majority of our research and development expenses in the nine months ended September 30, 2026 and the year ended December 31, 2025 in support of the development and validation of additional TrueMRD indications, enhancements to our current tests, the development of new IVD products and discovery. Going forward, we expect to incur significant expense as we invest in the continued development of our innovation engine.

Selling and Marketing

Selling and marketing expenses consist of compensation expenses, direct marketing expenses, professional fees, other expenses such as travel and communications costs, as well as allocation of facility and information technology expenses. Our sales team of approximately 142 representatives is organized by business unit in the U.S., with separate teams calling on thyroid cancer physicians, urologic cancer physicians and breast medical oncologists. The business units have dedicated marketing support, as well as a marketing operations team that serves the commercial organization broadly. Prosigna sales outside of the U.S. are led by country managers and sales teams that call on laboratories and breast cancer oncologists.

General and Administrative

General and administrative expenses include compensation expenses for executive officers and administrative, billing personnel, professional fees for legal and audit services, including costs related to acquisitions, occupancy costs, depreciation and amortization, and other expenses such as information technology, acquisition related costs and miscellaneous expenses, offset by allocation of facility and information technology expenses to other functions. We expect general and administrative expenses to continue to increase in absolute terms as we build our infrastructure to scale revenue growth while declining as a percentage of revenue.

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

Other Income (Loss), Net

Other income (loss), net consists primarily of interest income from our cash held in interest bearing accounts and our short-term investments, realized and unrealized gains and losses on foreign currency transactions, settlement of escrow claims, loss on the deconsolidation of Veracyte SAS and, prior to the restructuring proceedings affecting Veracyte SAS in August 2025, French tax credits.

Results of Operations

Comparison of the three and nine months ended September 30, 2026 and 2025 (in thousands of dollars, except percentages and test volume):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	%	2026	2025	Change	%
Revenue:
Testing revenue	$146,419	$127,756	$18,663	15%	$427,171	$357,328	$69,843	20%
Product revenue	4,626	3,301	1,325	40%	12,163	10,479	1,684	16%
Biopharmaceutical and other revenue	709	815	(106)	(13)%	1,812	8,702	(6,890)	(79)%
Total revenue	151,754	131,872	19,882	15%	441,146	376,509	64,637	17%
Cost of revenue:
Cost of testing revenue	38,477	33,777	4,700	14%	108,092	94,444	13,648	14%
Cost of product revenue	2,766	3,015	(249)	(8)%	7,172	6,186	986	16%
Cost of biopharmaceutical and other revenue	142	1,091	(949)	(87)%	357	7,361	(7,004)	(95)%
Intangible asset amortization - cost of revenue	3,265	2,707	558	21%	8,713	7,959	754	9%
Total cost of revenue	44,650	40,590	4,060	10%	124,334	115,950	8,384	7%
Gross profit	107,104	91,282	15,822	17%	316,812	260,559	56,253	22%
Operating expenses:
Research and development	32,159	15,981	16,178	101%	88,699	49,965	38,734	78%
Selling and marketing	28,652	24,455	4,197	17%	84,071	74,225	9,846	13%
General and administrative	29,302	27,278	2,024	7%	80,425	93,417	(12,992)	(14)%
Impairment of assets	—	—	—	—%	—	20,505	(20,505)	(100)%
Intangible asset amortization - operating expenses	422	622	(200)	(32)%	1,422	1,865	(443)	(24)%
Total operating expenses	90,535	68,336	22,199	32%	254,617	239,977	14,640	6%
Income from operations	16,569	22,946	(6,377)	(28)%	62,195	20,582	41,613	202%
Other income (loss), net	4,553	(4,057)	8,610	(212)%	15,424	6,985	8,439	121%
Income before income taxes	21,122	18,889	2,233	12%	77,619	27,567	50,052	182%
Income tax provision (benefit)	(10,381)	(248)	(10,133)	4,086%	(8,081)	2,363	(10,444)	(442)%
Net income	$31,503	$19,137	$12,366	65%	$85,700	$25,204	$60,496	240%
Other Operating Data:
Diagnostic tests reported	49,498	43,679	5,819	13%	143,135	124,198	18,937	15%
Product tests sold	3,246	2,209	1,037	47%	8,191	7,311	880	12%
Total test volume	52,744	45,888	6,856	15%	151,326	131,509	19,817	15%

Depreciation and amortization expense	$5,980	$5,267	$713	14%	$16,247	$16,117	$130	1%
Stock-based compensation expense	$13,959	$10,757	$3,202	30%	$40,806	$32,700	$8,106	25%

Revenue

Revenue increased $19.9 million for the three months ended September 30, 2026 compared to the same period in 2025. This was primarily due to a $18.7 million increase in testing revenue. The 15% growth in testing revenue was primarily driven by a 13% volume increase, improved average selling price, or ASP, and prior period collections, or PPCs.

Revenue increased $64.6 million for the nine months ended September 30, 2026 compared to the same period in 2025. This was primarily due to a $69.8 million increase in testing revenue partially offset by a $6.9 million decrease in our biopharmaceutical and other revenue. The 20% growth in testing revenue was primarily driven by a 15% volume increase, as well as improved ASP and PPCs. The Biopharmaceutical and other revenue decrease was due to the discontinuation of biopharmaceutical services, contract manufacturing or contract development services previously conducted in France, following the restructuring proceedings affecting Veracyte SAS, as of August 2025.

Product revenue increased $1.3 million and $1.7 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025.

Cost of revenue

Comparison of the three and nine months ended September 30, 2026 and 2025 is as follows (in thousands of dollars, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	%	2026	2025	Change	%
Cost of testing revenue:
Laboratory supplies and reagents expense	$14,807	$14,766	$41	—%	$40,968	$43,134	$(2,166)	(5)%
Sample collection expense	3,707	3,078	629	20%	10,638	9,398	1,240	13%
Compensation expense	10,839	6,273	4,566	73%	30,501	17,906	12,595	70%
Cytopathology services	1,680	1,629	51	3%	5,025	4,700	325	7%
Depreciation and amortization	822	501	321	64%	2,122	1,487	635	43%
Other expenses	3,376	4,326	(950)	(22)%	9,552	7,830	1,722	22%
Allocations	3,246	3,204	42	1%	9,286	9,989	(703)	(7)%
Total	$38,477	$33,777	$4,700	14%	$108,092	$94,444	$13,648	14%
Cost of product revenue:
Product costs	$2,128	$1,050	$1,078	103%	$5,513	$1,864	$3,649	196%
License fees and royalties	420	257	163	63%	1,069	888	181	20%
Depreciation and amortization	47	110	(63)	(57)%	188	471	(283)	(60)%
Other expenses	167	1,562	(1,395)	(89)%	391	2,509	(2,118)	(84)%
Allocations	4	36	(32)	(89)%	11	454	(443)	(98)%
Total	$2,766	$3,015	$(249)	(8)%	$7,172	$6,186	$986	16%
Cost of biopharmaceutical and other revenue:
Compensation expense	$—	$426	$(426)	(100)%	$—	$3,318	$(3,318)	(100)%
Depreciation and amortization	—	10	(10)	(100)%	17	109	(92)	(84)%
Other expenses	142	602	(460)	(76)%	340	3,009	(2,669)	(89)%
Allocations	—	53	(53)	(100)%	—	925	(925)	(100)%
Total	$142	$1,091	$(949)	(87)%	$357	$7,361	$(7,004)	(95)%
Intangible asset amortization - cost of revenue	$3,265	$2,707	$558	21%	$8,713	$7,959	$754	9%

Cost of testing revenue increased $4.7 million, or 14%, for the three months ended September 30, 2026 compared to the same period in 2025. The assignment of customer service expenses directly to cost of revenue contributed to $2.2 million of the increase. The remainder was due to increased volume in testing, higher staffing to support higher volume and new test launches, and the build out of infrastructure related to current and future growth expectations. These increases were partially offset by lab efficiencies and lower allocated expenses.

Cost of testing revenue increased $13.6 million, or 14%, for the nine months ended September 30, 2026 compared to the same period in 2025. The assignment of customer service expenses directly to cost of revenue contributed to $6.2 million of the increase. The remainder was due to increased volume in testing, higher staffing to support higher volume, and the build out of infrastructure related to current and future growth expectations. These increases were partially offset by lab efficiencies and lower allocated expenses.

Cost of product revenue decreased $0.2 million, or 8%, for the three months ended September 30, 2026 and increased $1.0 million, or 16%, for the nine months ended September 30, 2026 compared to the same periods in 2025. The decrease for the three months ended September 30, 2026 is related to start up costs associated with the transition to contract manufacturing for the Prosigna kits in August 2025. The increase for the nine months ended September 30, 2026 is primarily related to the transition to contract manufacturing.

Cost of biopharmaceutical and other revenue includes labor costs, laboratory supplies and pass-through expenses incurred. Cost of biopharmaceutical and other revenue for the three and nine months ended September 30, 2026 decreased by

$0.9 million and $7.0 million, respectively, compared to the same periods in 2025, driven primarily by a continued decline in biopharmaceutical services, as well as contract development and manufacturing services projects as a result of the restructuring proceedings affecting Veracyte SAS that were underway throughout 2025.

Research and development

Research and development expense increased $16.2 million, or 101%, for the three months ended September 30, 2026 compared to the same period in 2025. The increase was primarily due to a $6.5 million increase from the assignment of research and development related software expenses previously accounted for in general and administrative which had been partially allocated. This was due to these expenses now being fully dedicated to product development objectives. Compensation expense associated with added headcount and annual merit increases also increased as did spend supporting direct research and product development expense related to our ongoing development costs for our IVD and CLIA tests.

Research and development expense increased $38.7 million, or 78%, for the nine months ended September 30, 2026 compared to the same period in 2025. The increase was primarily due to a $19.0 million increase from the assignment of research and development related software expenses previously accounted for in general and administrative which had been partially allocated. Spend supporting direct research and product development expense related to our ongoing development costs for our CLIA tests and MRD strategies increased but was partially offset by the impact of the deconsolidation of Veracyte SAS in August 2025.

Selling and marketing

Selling and marketing expense increased $4.2 million, or 17%, for the three months ended September 30, 2026 compared to the same period in 2025. The increase was primarily due to annual compensation increases and headcount additions. Direct marketing expense increased primarily due to expenses related to the launch of new tests and conference timing.

Selling and marketing expense increased $9.8 million, or 13%, for the nine months ended September 30, 2026 compared to the same period in 2025. The increase was primarily due to annual merit increases and headcount additions. Direct marketing expense increased primarily due to website design costs and expenses related to the launch of Prosigna as an LDT.

General and administrative

General and administrative expense increased by $2.0 million for the three months ended September 30, 2026, compared to the same period in 2025. The results were impacted primarily by a $6.5 million decrease related to the assignment of software development expenses, previously included in General and administrative expense allocations, directly to research and development and the assignment of customer service expenses directly to cost of revenue. These decreases were offset by hiring across billing and support functions, higher professional fees associated with the acquisitions of Convergent and certain assets, and fewer allocations compared to the prior year.

General and administrative expense decreased by $13.0 million for the nine months ended September 30, 2026, compared to the same period in 2025. The results were impacted primarily by a $19.0 million decrease related to the assignment of software development expenses, previously included in General and administrative expense allocations, directly to research and development, the assignment of customer service expenses directly to cost of revenue, as well as a decline in professional fees related to lower legal, audit and tax fees. These decreases were offset by fewer allocations and reductions in the revaluation of contingent consideration related to the acquisition of C2i recognized in the prior year. General and administrative expenses related to occupancy costs and information technology costs, excluding software development, are allocated to general and administrative expense, selling and marketing expense, research and development expense, and cost of revenue based on the headcount and employee location.

Other income, net

Other income, net, increased $8.6 million for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to a loss in 2025 of $6.7 million due to the deconsolidation of Veracyte SAS, an increase of $1.0 million from interest income and an increase of $0.9 million due to foreign currency revaluation.

Other income, net, increased $8.4 million for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to a loss in 2025 of $6.7 million due to the deconsolidation of Veracyte SAS, the settlement of escrow claims of $4.2 million and an increase of $2.7 million from interest income, partially offset by a decrease of $4.3 million due to foreign currency revaluation.

Income tax expense

We recorded income tax benefit of $10.4 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively, and recorded income tax benefit of $8.1 million and expense of $2.4 million for the nine months ended September 30, 2026 and 2025, respectively. The benefit for income taxes recorded in the nine months ended September 30, 2026 consists primarily of a discrete income tax benefit related to the release of certain valuation allowances on the Company's deferred tax assets upon recording of the deferred tax liabilities for the acquisition of Convergent.

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

Liquidity and Capital Resources

As of September 30, 2026, we had cash and cash equivalents and short-term investments of $370.5 million. During the nine months ended September 30, 2026, our cash and cash equivalents and short-term investments decreased by $42.4 million. Historically, we have obtained financing primarily through sales of our equity securities. Beginning in 2023, our operations have been financed primarily by cash flows generated by our revenue. For the nine months ended September 30, 2026, we had net income of $85.7 million. As of September 30, 2026, we had an accumulated deficit of $291.9 million.

We expect to continue to generate cash and our near- and longer-term liquidity requirements will continue to consist of costs to run our laboratories, research and development expenses, selling and marketing expenses, general and administrative expenses, working capital, capital expenditures, lease obligations, potential milestones associated with the Convergent Acquisition, and general corporate expenses associated with the growth of our business. However, we may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to generate cash flows from our revenue to finance our cash requirements, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. If we are not able to secure additional financing when needed, or on terms that are favorable to us, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives, or forgo potential acquisitions or investments. In addition, we may have to work with a partner on one or more of our products or development programs, which could lower the economic value of those programs to us. Moreover, ongoing instability in the global credit markets or the banking system may impact our liquidity both in the short term and long term.

Our material cash requirements include the following obligations:

Operating Leases

We lease office and laboratory facilities in the U.S., including in South San Francisco, San Diego and Morgan Hill, California and Austin, Texas. Effective August 2025, in connection with the restructuring proceeding in Veracyte SAS, we are no longer a party to the lease in Marseille, France. The lease terms of our leases as of September 30, 2026 extend to March 2040 and contain extension of lease term and expansion options. As of September 30, 2026, the leases have a weighted average remaining lease term of 10.6 years and total future minimum lease payments of $70.7 million.

Acquisition-Related Contingent Consideration

Pursuant to the Agreement and Plan of Merger, dated as of September 10, 2026, by and among the Company, Convergent, Compass Merger Sub, Inc. and Shareholder Representative Services LLC, or the Merger Agreement, we may be required to pay up to an additional $30.0 million in cash to Convergent securityholders upon the achievement of certain milestones. As of September 30, 2026, we expect to achieve a portion of the milestones contained in the Merger Agreement within the next 12 months, requiring payments totaling up to $10.0 million.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025 (in thousands of dollars):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$121,299	$83,724
Net cash used in investing activities	(280,980)	(3,779)
Net cash used in financing activities	(2,969)	(4,073)

Cash Flows from Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2026 was $121.3 million. Our net income of $85.7 million includes non-cash charges of $40.8 million of stock-based compensation expense, $16.2 million of depreciation and amortization, of which $10.1 million was related to intangible asset amortization, $11.6 million of release of valuation allowance on deferred tax assets, non-cash lease expense of $2.1 million, amortization of discount on short-term investments of $2.4 million, non-cash gains of $1.1 million from the revaluation of contingent consideration and loss of $0.4 million on the disposal of fixed assets. Cash used as a result of changes in operating assets and liabilities was $8.8 million, primarily composed of an increase in accounts receivable of $12.0 million, an increase in prepaid expenses and other current assets of $4.1 million and an increase in supplies of $3.4 million, partially offset by an increase in accounts payable of $5.5 million and an increase in accrued liabilities and deferred revenue of $5.5 million.

Cash provided by operating activities for the nine months ended September 30, 2025 was $83.7 million. Our net income of $25.2 million includes non-cash charges of $32.7 million of stock-based compensation expense, $16.1 million of depreciation and amortization, of which $9.8 million was related to intangible asset amortization, $20.5 million tied to the impairment of assets, $3.9 million loss on the deconsolidation of Veracyte SAS, non-cash lease expense of $2.3 million, non-cash gains of $2.7 million from the revaluation of contingent consideration, $3.8 million from the effect of foreign currency changes on operations and amortization of discount on short-term investments of $2.6 million. Cash used as a result of changes in operating assets and liabilities was $7.8 million, primarily composed of an increase in prepaid expenses and other current assets of $6.4 million, an increase in accounts receivable of $3.9 million, an increase in supplies and inventory of $2.6 million, a decrease in operating lease liabilities of $1.7 million, and a decrease in accounts payable of $0.5 million, partially offset by an increase in accrued liabilities and deferred revenue of $7.0 million and a decrease in other assets of $0.3 million.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2026 was $281.0 million, primarily consisting of business acquisitions for $153.2 million, the purchase of $118.0 million of short-term investments, and $8.2 million used in the purchase of property, plant and equipment.

Cash used in investing activities for the nine months ended September 30, 2025 was $3.8 million, consisting of $5.9 million used in the purchase of property, plant and equipment, partially offset by net proceeds of $2.1 million from the purchase and maturity of short-term investments.

Cash Flows from Financing Activities

Cash used in financing activities for the nine months ended September 30, 2026 was $3.0 million, consisting of $17.5 million in tax payments during the period related to the vesting of restricted stock units granted to employees, partially offset by $14.5 million in proceeds from the exercise of options to purchase our common stock and the purchase of stock under our Employee Stock Purchase Plan, or ESPP.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents and short-term investments of $370.5 million as of September 30, 2026 which consisted of bank deposits, money market funds and United States treasury securities. Such interest-bearing instruments carry a degree of risk; however, a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements. This analysis is based on a sensitivity model that measures market value changes when changes in interest rates occur. Any realized gains or losses resulting from such interest rate changes and from the current unrealized gains or losses would only occur if we sold the investments prior to maturity. We do not enter into investments for trading purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Foreign Currency Risk

As of September 30, 2026 we held $2.4 million of bank deposits denominated in Euros. Such Euro denominated deposits carry a degree of risk from changes in currency exchange rates as the gains or losses from changes in exchange rates are included in our net income and comprehensive income (loss). As of September 30, 2026 a hypothetical 10% appreciation or depreciation of the U.S. dollar relative to the Euro would not have had a material impact on our condensed consolidated financial statements. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency risk.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of September 30, 2026 at the reasonable assurance level.

(b)Changes in Internal Control over Financial Reporting

In the third quarter of 2026, we closed the Convergent Acquisition and the acquisition of certain assets accounted for as a business combination, and we are in the process of evaluating and integrating the internal controls over financial reporting of both acquisitions into our existing operations. Other than the two acquisitions there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(C) Insider Trading Arrangements

During the three months ended September 30, 2026, the following Section 16 officer adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act). None of our other Section 16 officers or directors adopted, modified or terminated such “Rule 10b5-1 trading arrangements” during the three months ended September 30, 2026.
•Phil Febbo, Chief Scientific Officer and Chief Medical Officer, adopted a new trading plan on August 12, 2026 (with the first trade under the new plan scheduled for approximately November 30, 2026). The trading plan will be effective until November 26, 2027 to sell an aggregate of (i) 8,000 shares of our common stock, plus (ii) between 50% and 100% of the net shares resulting from the vesting of 87,844 restricted stock units during the plan period (net shares are net of tax withholding).

Item 6.  Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1**	Agreement and Plan of Merger, dated as of September 10, 2026, by and among Veracyte, Inc., Compass Merger Sub, Inc., Convergent Genomics, Inc. and Shareholder Representative Services LLC, as the exclusive representative of the Securityholder Indemnifying Parties.	8-K	001-36156	2.1	9/14/2026
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)					X

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.
**	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Veracyte agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request. Pursuant to Item 601(b)(2) of Regulation S-K, certain confidential portions of this exhibit have been omitted by means of marking such portions with asterisks as the identified confidential portions (i) are not material and (ii) is information of the type that the Company treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2026

VERACYTE, INC.

By:	/s/ Rebecca Chambers
Rebecca Chambers Chief Financial Officer